Form 10-K
period 1993-12-31
NORTHERN STATES POWER CO /WI/
filed 1994-03-28
CIK 72909

PART I


Item 1.        Business

       Northern States Power Company ("the Company"), incorporated in 1901 under the laws of Wisconsin as the La Crosse Gas and Electric Company, is an operating public utility company with executive offices at 100 North Barstow Street, Eau Claire, Wisconsin 54702-0008 (Phone: (715) 839-2621). The Company is a wholly-owned subsidiary of Northern States Power Company, a Minnesota corporation ("the Minnesota Company").

       The Company is engaged in the production, transmission, distribution, and sale of electric energy to approximately 196,000 retail customers in an area of approximately 18,900 square miles in northwestern Wisconsin, to approximately 9,100 electric retail customers in an area of approximately 300 square miles in the western portion of the Upper Peninsula of Michigan, and to 10 wholesale customers in the same general area. The Company is also engaged in the distribution and sale of natural gas in the same service territory to approximately 60,000 customers in Wisconsin and 4,700 customer. In Wisconsin, some of the larger communities the Company provides Eau Claire, Chippewa Falls, La Crosse, Hudson, Menomonie and Ashland. In the Upper Peninsula of Michigan, the largest community to which the Company provides natural gas is Ironwood.

       In 1993 the Company derived 83 percent of its total operating revenues from electric utility operations and 17 percent from gas utility operations. As of December 31, 1993, the Company had 893 full-time employees.


                                    REGULATIONS AND RATES

Regulation

       The Public Service Commission of Wisconsin ("PSCW") and Michigan Public Service Commission ("MPSC") regulate the rates and service of the Company with respect to retail sales within the State of Wisconsin and the State of Michigan, respectively, the issuance of new securities by the Company and various other aspects of the Company's operations. The PSCW also exercises jurisdiction over the construction of certain electric and gas facilities. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") with respect to its sales to wholesale electric customers and certain other aspects of its operations, including the licensing and operation of hydro projects and the Company's Interchange Agreement (see Electric Operations-Interchange Agreement). Approximately 96.9 percent of the Company's 1993 electric retail revenues from sales and 93.6 percent of its retail gas revenues from sales were subject to PSCW jurisdiction with the remaining retail revenues subject to MPSC jurisdiction. In 1993, the Company's wholesale revenues from sales were approximately 5.5 percent of the Company's electric revenues from sales.

       Prior to construction of all major projects, the Company is required to obtain various licenses, permits and a certificate of public convenience and necessity from the PSCW. As part of this process, advance plan hearings are held by the PSCW, whereby the Company's generation and transmission construction plans and those of several neighboring utilities are reviewed by the PSCW.

       For the purpose of rate regulation, all three of the regulatory jurisdic-tions allow a "forward looking" test year corresponding to the time that rates are to be put into effect.

Rate Changes

       Wisconsin

       On January 14, 1993, the PSCW issued an order approving an $8.0 million (3.1 percent) increase on an annual basis in the Company's electric retail rates and a $1.1 million (1.8 percent) increase on an annual basis in its gas rates.
A January 16, 1993 effective date was authorized for these rate changes.
       On June 3, 1993, the Company filed with the PSCW for a $1.37 million (1.9 percent) increase in gas retail rates to be effective January 1, 1994. On August 18, 1993, the Company increased its request to $1.7 million (2.4 percent) to recover a portion of the acquisition premium paid by the Minnesota Company for Viking Gas Transmission Company in recognition of reduced gas costs. Hearings were held in October 1993 regarding the rate increase request. No change in the retail electric rates was requested.
       On December 23, 1993, the PSCW issued an order approving a $1.41 million (2.0 percent) increase on an annual basis in the Company's gas rates. A January 1, 1994 effective date was authorized for these rate changes.

       Wholesale

       On February 26, 1993, the Company filed for an increase of $600,000 (3.7 percent) on an annual basis in its wholesale electric rates. The filing consisted of a settlement agreement between the Company and the municipal whole-sale customers. On April 22, 1993, the FERC issued an order approving the settlement agreement. The new wholesale electric rates became effective September 1, 1993.

       Michigan

       There were no changes in the Michigan electric or gas base rates during 1993.

Fuel and Purchased Gas Adjustment Clauses

       Wisconsin

       The Wisconsin automatic retail electric fuel adjustment clause was eliminated for the Company in the electric retail rate order issued by the PSCW dated March 11, 1986. The electric fuel adjustment clause has been replaced by a procedure which compares actual monthly and anticipated annual fuel costs with those costs which were included in the latest retail electric rates approved by the PSCW. If the comparison results in a difference a range of eight percent for the first month, five percent for the second month, or two percent for the remainder of the year, the PSCW may hold hearings limited to revise rates. The PSCW will be holding a technical conference and possibly hearings during 1994 to determine the appropriate process to handle fuel costs under a new biennial rate filing procedure that the PSCW adopted in 1993.
       The Company's retail gas rate schedules include a purchased gas adjustment clause which provides for inclusion of the current unit cost of gas from its gas suppliers. The factors applied under the purchased gas adjustment clause are adjusted on an ongoing basis to reflect a reconciliation of gas costs incurred and recovered.

       Michigan

       The Company's Michigan retail gas and electric rate schedules include Gas Cost Recovery factors (GCRF) and Power Supply Cost Recovery Factors (PSCRF), respectively, which are based on a twelve-month projection. The MPSC conducts formal hearings because approval must be obtained before implementation of the factors. After each twelve-month period is completed, a reconciliation is submitted whereby over-collections are refunded and any under-collections are collected from the customers.

       Wholesale

       The Company calculates the fuel adjustment factor for the current month based on estimated fuel costs for that month. The fuel adjustment factor is adjusted for over or under collected resale fuel costs from prior month's actual operations which provide an ongoing true-up mechanism.

Demand Side Management

       The Company continues to implement various Demand Side Management (DSM) programs designed to improve load factor and reduce the Company's power production cost and system peak demands, thus reducing or delaying the need for additional investment in new generation and transmission facilities. The Company currently offers a broad range of DSM programs to all customer sectors, including information programs, rebate and financing programs, and rate incentive programs. In management's opinion, these programs respond to customer needs and focus on increasing value of service which, over the long term, will reduce the Company's capital requirements and help its customer base become more stable, energy efficient and competitive.

       During 1993, the Company's programs accomplished over 19 Megawatts (MW) of system peak demand reduction in the commercial, industrial and agricultural customer sectors and over 3 MW in the residential sector. These impacts were obtained through appliance lighting, motor, and cooling efficiency improvements, peak curtailable and time of use rate applications, and direct load control of water heaters and air conditioners.

       Since 1986, the Company's DSM programs have achieved 126 MW of summer peak demand reduction, which is equivalent to 13% of its 1993 summer peak demand
A cumulative goal of 200 MW of peak demand reduction by 1997 has been established. The Company continues to focus on improving the cost-effectiveness of its DSM programs through market research studies and program evaluations.


                                  ELECTRIC OPERATION

NSP System

       The Company's electric production and transmission systems are interconnected with the production and transmission system of the Minnesota Company. The combined electric production and transmission systems of the Company and the Minnesota Company are hereinafter called the "NSP System."

       The facilities of the NSP system include coal and nuclear generating plants, hydro, waste wood, and waste wood/refuse derived fuel ("RDF") generating plants, an interconnection with Manitoba Hydro Electric Board for the purpose of exchanging power, and extra-high voltage transmission facilities for inter-connection to Kansas City, Milwaukee and St. Louis to provide the necessary back up for the large plants.

Capability and Demand

       The Company's record peak demand occurred on August 26, 1993, and was recorded at 982 MW.

       The NSP System's net generating capability, plus commitments for capacity purchases, less commitments for capacity sales, must be at least equal to the NSP System obligation which is the sum of its maximum demand and its reserve requirements. Being a member of the Mid-Continent Area Power Pool ("MAPP"), NSP's reserve requirement is determined jointly with the other parties to the MAPP Agreement.

       Currently, the reserve requirement equals 15 percent of the NSP System's maximum demand. The reserve requirement reflects the benefit of MAPP members sharing their reserves to protect against equipment failures on their systems (See Electric Power Pooling Agreements).

       The Company primarily relies on the Minnesota Company, through the Inter-change Agreement (see Electric Operations - Interchange Agreement), for base load generation. Approximately 77 percent of the total kilowatt hour requirements of the Company were provided by the Minnesota Company generating facilities or purchases made by the Minnesota Company for system uses in the year 1993.

       The Company also has two electric steam generating facilities. One is the Bay Front Generating Plant which is located in Ashland, Wisconsin. The plant is fueled primarily by coal and wood residue. Recent modifications to the facility allow for more effective utilization of additional waste wood fuel supplies and have extended the useful life of the facility approximately 20 years from their completion in 1992. In 1992 the Company received authorization from the Wisconsin Department of Natural Resources ("burn tire derived fuel on a regular basis.

       The Company's second electric steam generating plant is the French Island plant located in La Crosse, Wisconsin, which has two fluidized bed boilers installed for the purpose of burning a mixture of waste wood and RDF. The Bay Front plant in Ashland and the French Island steam plant are primarily used on an intermediate load basis.

       The Company's thermal peaking capability consists of two oil-fired gas turbine peaking plants and a gas and oil turbine peaking plant. The Company also has 19 hydro plants that operate as peaking facilities or run-of-river facilities.

Interchange Agreement

       The electric production and transmission costs of the NSP System are shared by the Company and the Minnesota Company. The cost-sharing arrangement between the companies is the Agreement to Coordinate Planning and Operation and Interchange Power and Energy between Northern States Power (Minnesota) and Northern States Power (Wisconsin) ("Interchange Agreement"). It is a FERC regulated agreement and has been accepted by the PSCW and the MPSC for determination of costs recoverable in rates by the Company for charges from the Minnesota Company in rate cases.

       Historically the Company's share of the NSP System annual production and transmission costs has been in the 14 to 17 percent range. Revenues received from billings to the Minnesota Company for its share of the Company's production and transmission costs are recorded as electric operating revenues on the Company's income statement. The portions of the Minnesota Company's production and transmission costs that were charged to the Company were recorded as purchased and interchange power expenses and other operation expenses, respectively, on the Company's income statement. (See Note 6 Financial Statements).

       Under the Interchange Agreement, the Company could be charged a portion of the cost of an assessment made against the Minnesota Company pursuant to the Price-Anderson liability provisions of the Atomic Energy Act of 1954. (See Note 3 to Financial Statements).

Electric Power Pooling Agreements

       The Company is included with the Minnesota Company as one of 12 investor-owned utilities, 9 rural electric generation and transmission cooperatives, 3 public power districts, 18 municipal electric systems, 3 municipal power agencies, the Western Area Power Authority (Department of Energy) and 2 Canadian Crown corporations that are members of MAPP pursuant to an agreement, as amended , dated March 31, 1972. The agreement provides for the members to coordinate the installation and operation of generating plants and transmission line facilities. The MAPP agreement was accepted for filing by has been effective since December 1, 1972.

Fuel Supply

       In 1993 the Company shared in the fuel supply costs incurred by the Minnesota Company in accordance with the Interchange Agreement. Coal and nuclear fuel will continue to dominate the NSP System fuel requirements for the generation of electricity. It is expected that approximately 98 percent of the NSP System annual fuel requirements in 1994 will be provided by these two sources and that 2 percent of NSP's annual fuel requirements for generation will be provided by other fuels (including natural gas, refuse derived fuel, waste materials, and wood) over the next several years.


                                 Fuel Use on Btu Basis
                                            (Est.)         (Est.)
                                 1993            1994            1995

               Coal          62.3%          62.9%          61.2%
               Nuclear       36.2%          35.4%          37.1%
               Other *        1.5%           1.7%           1.7%

               * Includes oil, gas, refuse derived fuel and wood


Environmental Matters

       The Wisconsin DNR has been authorized by the United States Environmental Protection Agency to administer the National Pollutant Discharge Elimination System Permits under the Federal Water Pollution Control Act Amendments of 1977. Such permits are required for the lawful discharge of any pollutant into navigable waters from any point source (e.g. power plants). Permits have been issued for all of the Company's affected plants and all plants are in compliance with permit requirements.

       The DNR has jurisdiction over emissions to the atmosphere from the Company's power plants. The operation of the Company's generating plants substantially conforms to federal and state limitations pertaining to discharges to the air. Occasional, infrequent exceedances of Wisconsin DNR air emission limitations occurred in 1993 at the Company's Bay Front and French Island facilities. These are being resolved through operating changes or permit modifications and no agency enforcement action is anticipated. presently operates hydro, coal, natural gas, oil-fired, wood and RDF equipment.

       Regulatory approval is required for the construction of generating plants and major transmission lines. Also additional regulations have been instituted governing the use, transport, disposal and inspection of hazardous material and electrical equipment containing polychlorinated biphenyls. The Company has procedures in place to comply with these regulations.

       The Company has been identified as a "Potentially Responsible Party"
(PRP) for a solid and hazardous waste landfill. The Company contends that it did not dispose of hazardous wastes in the subject landfill during the time period in question. Because neither the amount of cleanup costs nor the final method of their allocation among all designated PRPs has been determined, it is not feasible to determine the outcome of this matter time.


                                       GAS OPERATIONS

       In 1993, the Company continued its strategy of holding a diversified portfolio of natural gas supplies and transportation arrangements. The Company complied with the requirements of FERC's Order 636, which significantly changed the services available to, and provided by, local distribution companies and interstate pipelines. The Company is now relying almost entirely on third party suppliers for its natural gas supply needs, and is utilizing the pipelines only for transportation and storage services.

       The Company continues to hold annual and/or winter peaking transportation contracts from Northern Natural Gas Company (NNG), Great Lakes Transmission Limited Partnership, Viking Gas Transmission Company, and TransCanada Pipeline, LTD.

       The Company picked up three new gas supply contracts in 1993 from assignment of NNG's supply under Order 636, and purchased additional baseload and peaking supplies from two new third party suppliers.

       The Company is continuing its pursuit of growth and profitability through expansion of its distribution system and services both inside and outside of its existing service territories.


                                 CONSTRUCTION AND FINANCING

       Expenditures for the Company's construction program in 1993 totaled $60 million. The 1994 construction expenditures are estimated to be $60.7 million with approximately $38.3 million for electric facilities, $8.6 million for gas facilities and $13.8 million for general plant and equipment.

       Expenditures for the Company's construction programs for the next five-year period 1994-1998, are estimated to be as follows:

               Year          Estimated Construction Expenditures

               1994                  $ 61 million
               1995                  $ 60 million
               1996                  $ 59 million
               1997                  $ 62 million
               1998                  $ 60 million

               TOTAL                 $302 million


       It is presently estimated that approximately 83 percent of the 1994-1998 construction expenditures will be provided by internally generated funds and the remainder from short-term and long-term external financing. At December 31, 1993, the Company's short-term borrowings outstanding were $23.5 million.

       The foregoing estimates of construction expenditures, internally generated funds and external financing requirements can be affected by numerous factors, including load growth, inflation, changes in the tax laws, rate relief, earnings and regulatory actions. Major electric and gas utility projects are subject to the jurisdiction of the PSCW and require it Hence, the above estimated construction program and financing program could change from time to time due to variations in these other factors.

       During the five years ended December 31, 1993, the Company had gross additions to utility plant in service of approximately $249 million. Included in the Company's gross additions is $38.5 million for electric production facilities, $155 million for other electric properties, $35 million for gas utility properties, and $20.5 million for other utility properties. Retirements during the same period were approximately $37.5 million. Based on studies made by the Company, the weighted average age of depreciable property was 13 years at December 31, 1993.


Item 2.        Properties

Electric Utility

       The Company's major electric generating facilities consist of the following:

                                                                       Projected
                                                      Year        1993-4 Winter
       Station and Units             Fuel           Installed   Capability (MW)
       Combustion Turbine:
               Flambeau Station      Gas/Oil        1969            17
                 (1 unit)
               Wheaton               Oil            1973           440
                 (6 units)
               French Island         Oil            1974           192
                 (2 units)
       Steam:
               Bay Front             Coal/Wood/     1974-1960       73
                 (3 units)             Gas
               French Island         Wood/RDF       1940-1948       29
                 (2 units)
       Hydro Plants:
               (19 plants)           -              Various dates  248

                                                           TOTAL   999

       At December 31, 1993, the Company owned approximately 2,382 pole miles of overhead electric lines, 8,029 pole miles of overhead electric distribution lines, 38 conduit miles and 976 direct buried cable miles of underground electric lines.


Gas Utility

       The gas properties of the Company include approximately 1,313 miles of natural gas distribution mains. The Company owns two liquefied natural gas facilities with a combined storage capacity of the equivalent of 400,000 Mcf to supplement the available pipeline supply of natural gas during periods of peak demands. In January of 1993, the Company installed propane air facilities with a capacity of 144,000 gallons to further supplement gas supply in the La Crosse, Wisconsin area during peak periods.


Item 3.        Legal Proceedings

       The Company is currently involved in various claims and lawsuits incidental to its business. In the opinion of management, if the Company were ultimately found to be liable in these claims and lawsuits, such liability would not have a material effect on the financial statements of the Company.


Item 4.        Submission of Matters to a Vote of Security Holders

       Omitted per conditions set forth in general instruction J (1) and (a) and
(b) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).


                                      PART II

Item 5.        Market for the Registrant's Common Equity and Related Stockholder
               Matters

       This is not applicable as the Company is a wholly owned subsidiary.


Item 6.        Selected Financial Data

       This is omitted per conditions set forth in general instructions J (1)
(a) and (b) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).


Item 7.        Management Discussion and Analysis

       Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in general instructions J
(1) (a) and (b) of Form 10-K for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in general instructions J (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily forth the Company's accounting changes and compare its revenue and expens year ended December 31, 1993 with the year ended December 31, 1992.

       The Company's net income for the year ended December 31, 1993 was $38.0 million, down from the $38.2 million earned in the same period of 1992. The 1993 operating income increased by $1.3 million from the 1992 level.

Accounting Changes

       Postretirement Benefits See Note 5 for discussion of the 1993 change in accounting for postretirement medical and death benefits. There was no material effect on net income due to rate recovery of the expense increases.

       Income Taxes The Company adopted SFAS No. 109 - Accounting for Income Taxes, effective Jan. 1, 1993. See Note 1 for discussion of the adoption of SFAS No. 109. Adoption of SFAS No. 109 had no effect on earnings and no material effect on financial condition due to its similarity to SFAS No. 96 - Accounting for Income Taxes, which the Company adopted in 1988, and which SFAS No. 109 supersedes.

       1994 Changes In 1994, the Company will adopt SFAS No. 112 - Accounting for Postemployment Benefits. SFAS No. 112 requires the accrual of certain employee costs (such as injury compensation and severance) to be paid in future periods. Its adoption in 1994 is not expected to have a material effect on the Company's results of operations or financial condition.


Electric Sales and Revenues

       Electric revenues for 1993 increased $17.2 million, a 5.0 percent increase from the 1992 revenues. Revenues from retail sales, which accounted for 75 percent of the electric revenues in 1993, increased $14.6 million or 5.7 percent. Included in the 1993 retail increase is $6.2 million directly related to the rate changes discussed in Part I, Item 1: Business-Regulation and Rates. Also reflected in the 1993 retail revenue increase increase of $8.4 million due to increased sales. The cool summer weather of 1992 was a major cause of this increase in sales.
       Our wholesale customers accounted for 4.4 percent of the total electric revenues. Wholesale revenues increased $1.3 million or 8.5 percent in 1993. This increase is also largely a result of 1992's cool summer weather.
       Another major component of electric revenues is charges billed to the Minnesota Company through the Interchange Agreement (see Part I, Item 1; Business-Electric Operations). Interchange Agreement billings charged to the Minnesota Company increased $1.5 million primarily as a result of added transmission investment.
       Other electric revenues decreased $0.2 million in 1993.

Gas Sales and Revenues

       Gas revenues in 1993 increased by $11.7 million or 19.1 percent as
compared with 1992.   This is the net impact of increased revenues due to the
rate increase effective January 1993, increased revenues due to sales growth, increased revenues due to higher gas costs passed through the purchased gas adjustment clause, and increased revenues of $8.2 million due to 1992's warm winter weather.

Operating Expenses and Other Factors

       Electric Production The cost of interchange power increased $6.3 million or 4.0 percent in 1993 compared to the same period one year ago. This expense represents charges billed from the Minnesota Company through the Interchange Agreement (see Part I, Item
1: Business-Electric Operations). The company's increased electric sales during 1993 over 1992, combined with increased costs associated with the NSP system's new contract with Manitoba Hydro resulted in the company's purchased power and fuel purchased under its interchange agreement with its parent to increase by approximately $7.6 million. Total interchange power is offset by decreases in operation and maintenance expenses in the charges.
       Fuel for electric generation, which represents the Company's fuel generation, increased $1.2 million or 56.6 percent in 1993 from 1992. This is primarily due to increased requirements due to the increased sales in 1993.

       Gas Purchased for Resale This cost increased $9.7 million or 23.2 percent. $3.5 million of this increase in 1993 is a result of increased volumes purchased. Increased transportation prices resulted in $4.2 million of the increase with the balance of the increase due to commodity and demand price increases.

       Administrative and General, Other Operation and Maintenance The $5.2 million increase in administrative and general expense is partially due to the Company having had no disbursement of the employee incentive pay program (which is dependent upon corporate earnings) in 1992, but incurring its disbursement in 1993. This accounted for $1.7 million of the $5.2 million increase. An increase of $2.1 million was due to the SFAS 106 accruals of postretirement benefits. The remaining increases were general increase and general expenses.

       Depreciation and Amortization The increase in depreciation between 1993 and 1992 primarily reflects higher levels of depreciable plant.

       Property and General Taxes The property and general taxes increase is primarily due to higher gross receipts tax (a tax assessed on prior year revenues) as a result of 1992 revenues increasing over 1991 revenues.

       Income Taxes $0.7 million of the increase in income taxes in 1993 over 1992 is the result of the Federal Rate increasing from 34% to 35% and the balance of the increase is primarily attributable to changes in pretax book income. See Note 8 to the Financial Statements for a detailed reconciliation of effective tax rates and statutory rates.

       Allowances for Funds During Construction (AFC) The differences in AFC for the reported periods are attributable to varying levels of construction work in progress and lower AFC rates associated with increased use of low-cost short-term borrowings.

       Other Income and Deductions The decrease in other income is primarily due to a greater number of sales of certain land and land rights in 1992 by NSP Lands, Inc., a wholly owned subsidiary of the Company.

       Interest Charges On March 16, 1993 the Company issued $110.0 million of first mortgage bonds due March 1, 2023 with an interest rate of 7-1/4%. The Company entered into an interest rate swap agreement with the underwriters of this bond issue relating to $20.0 million of the principal, which effectively converted the interest cost of this debt from fixed rate to variable rate, with the variable rate changing on March 1 and September each year until March 1, 1998. The net interest rate for the entire $110 millio approximately 6.9% in 1993. The proceeds from these bonds were used to redeem $47.5 million in principal amount of its First Mortgage Bonds, Series due July 1, 2016, 9-1/4% at a redemption price of 105.78%, to redeem $38.4 million in principal amount of its First Mortgage Bonds, Series due March 1, 2018, 9-3/4%, at the redemption price of 107.31% and to repay outstanding short-term borrowings, including short
- -term borrowings incurred to redeem on January 20, 1993 $7.8 million in principal amount of its First Mortgage Bonds, Series due December 1, 1999, 9-1/4%, at the redemption price of 102.2%.

       On October 5, 1993 the Company issued $40.0 million of first mortgage bonds due October 1, 2003 with an interest rate of 5-3/4%. The proceeds from these bonds were used to redeem $24.3 million in principal amount of its First Mortgage Bonds, Series due October 1, 2003, 7-3/4% at a redemption price of 102.49%, to redeem $10.8 million in principal amount of its First Mortgage Bonds, Series due August 1, 1994, 4-1/2%, at the redemption price of 100.00% and to repay outstanding short-term borrowings.

       These transactions had no material impact on the 1993 interest charges compared to the charges of 1992 because in 1993, all costs associated with the redemption of these bonds were treated on a basis by which all savings of interest due to refinancing was offset by the amortization of the costs.

Item 8  Financial Statements and Supplementary Data


       See Item 14(a)-1 in Part IV for financial statements included herein.

       See Note 12 to the financial statements for summarized quarterly financial data.


                                INDEPENDENT AUDITORS' REPORT


Northern States Power Company (Wisconsin):


We have audited the accompanying financial statements, of Northern States Power Company (Wisconsin), (the Company) listed in the accompanying table of contents of Item 14(a)1. Our audits also included the financial statement schedules listed in Item 14(a)2. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules , when considered in relation to the basic financial statements taken as a whole , present fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the financial statements, the Company changed its method of accounting for postretirement health care costs in 1993.




Minneapolis, Minnesota
February 4, 1994



Item 8  Financial Statements and Supplementary Data


Statements of Income and Retained Earnings              Year-Ended December 31


(Thousands of dollars)                                 1993    1992   1991

Operating Revenues
  Electric                                         $362 473   $345 289 $349 027
  Gas                                                72 760     61 071   56 348

    Total                                           435 233    406 360  405 375

Operating Expenses
  Purchased and interchange power                   162 510    156 196  160 324
  Fuel for electric generation                        3 185      2 034    2 696
  Gas purchased for resale                           51 501     41 814   39 332
  Administrative and general                         26 842     21 610   21 761
  Other operation                                    49 907     47 470   47 054
  Maintenance                                        21 703     21 806   23 487
  Depreciation and amortization                      28 585     26 832   25 321
  Property and general taxes                         13 091     12 925   12 107
  Income taxes                                       23 103     22 184   21 641

    Total operating expenses                        380 427    352 871  353 723

Operating Income                                     54 806     53 489   51 652

Other Income and Deductions
  Allowance for funds used during construction-equity   694        907      514
  Other income and deductions                           844      1 361    1 128

    Total Other Income                                1 538      2 268    1 642

Income Before Interest Charges                       56 344     55 757   53 294

Interest Charges
  Interest on long-term debt                         16 343     17 269   15 863
  Other interest and amortization                     2 406        857    1 396
  Allowance for funds used during construction-debt    (411)      (569)    (517)

    Total interest charges                           18 338     17 557   16 742

Net Income                                           38 006     38 200   36 552
Retained Earnings, January 1                        192 816    179 510  173 508
Dividends                                           (25 708)   (24 894) (30 550)


Retained Earnings, December 31                   $  205 114   $192 816 $179 510


                             See Notes to Financial Statements.
Item 8  Financial Statements and Supplementary Data



Statements of Cash Flows                              Year Ended December 31


(Thousands of dollars)                                   1993     1992     1991

Cash Flows from Operating Activities:
  Net Income                                          $38 006  $38 200  $36 552
  Adj to recon. net income to cash from op activities:
    Depreciation and amortization                      33 580   28 179   26 852
    Deferred income taxes                               7 228    3 089    4 319
    Investment tax credit adjustments                    (948)    (956)    (971)
    AFC-equity                                           (694)    (907)    (514)
    Gain on sale of land                                                   (681)
    Other                                                       (2 440)    (643)
  Cash used for changes in certain working capital items   299   2 438   (1 571)

Net Cash Provided by Operating Activities               77 471  67 603   63 343

Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt             146 587           48 563
  Proceeds from issuance of notes payable-parent company        12 600
  Repayment of notes payable-parent company               (800)         (31 800)
  Repayment of long-term debt                         (136 090) (1 415)    (557)
  Dividends paid to parent                             (25 708)(24 894) (30 550)

Net Cash provided by (used for) Financing Activities   (16 011)(13 709) (14 344)

Cash Flows from Investing Activities:
  Construction expenditures capitalized                (59 954)(54 588) (50 832)
  Increase (decrease) in construction payables          (2 143) (2 013)   1 115
  AFC-equity                                               694     907      514
  Other                                                   (489)
Net Cash Used for Investing Activities                 (61 892)(55 694) (48 467)

Net Increase (Decrease) in Cash and Cash Equivalents      (432) (1 800)     532
Cash and Cash Equivalents at Beginning of Period           881   2 681    2 149

Cash and Cash Equivalents at End of Period                $449    $881   $2 681

Working Capital Changes:
  Accounts receivable-net                              $(1 597)   $921  $(4 414)
  Materials and supplies                                  (453)   (647)    (241)
  Accounts payable and accrued liabilities               7 633     412    1 450
  Payables to affiliated companies                         127   2 444   (2 899)
  Income and other taxes accrued                        (2 762)    634    3 528
  Other                                                 (2 649) (1 326)   1 005

    Net                                                    $299 $2 438  $(1 571)

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest (net of amount capitalized)               $17 440 $17 136  $15 424
    Income taxes                                       $18 825 $19 256  $14 905


See Notes to Financial Statements.

Item 8  Financial Statements and Supplementary Data



Balance Sheets                                                      December 31


(Thousands of dollars)                                    1993             1992

Assets
Utility Plant
  Electric-including construction work in progress:
    1993, $16,697; 1992, $14,571                        $810 691       $781 573
  Gas                                                     81 567         75 250
  Other                                                   43 279         28 565

      Total                                              935 537        885 388

    Accumulated provision for depreciation              (320 938)      (300 393)

        Net utility plant                                614 599        584 995

Other Property and Investments
  Nonutility property - at cost                            3 157          3 119
    Accumulated provision for depreciation                  (364)          (363)
  Other investments - at cost which approximates market    4 094          3 661

      Total other property and investments                 6 887          6 417

Current Assets
  Cash and cash equivalents                                  449            881
  Accounts receivable                                     38 424         36 738
    Accumulated provision for uncollectible accounts        (708)          (646)
  Materials and supplies - at average cost
    Fuel                                                   2 293          2 535
    Other                                                  8 692          7 996
  Accrued utility revenues                                17 230         15 990
  Prepayments and other                                    9 855          9 920
  Deferred tax asset                                       1 254          2 980

      Total current assets                                77 489         76 394

Deferred Debits
  Unamortized debt expense                                 3 078          3 031
  Regulatory assets                                       30 036         21 062
  Other                                                    4 890          2 570

      Total deferred debits                               38 004         26 663

      Total                                             $736 979       $694 469


See Notes to Financial Statements.
Item 8  Financial Statements and Supplementary Data



Balance Sheets
                                                           December 31

(Thousands of dollars)                                    1993            1992

Liabilities
Capitalization
  Common stock-authorized 870,000 shares of $100 par value;
    issued shares:  1993 and 1992, 862,000                 $86 200     $86 200
  Premium on common stock                                   10 461      10 461
  Retained earnings                                        205 114     192 816

      Total common equity                                  301 775     289 477

  Long-term debt                                           217 600     187 737

      Total capitalization                                 519 375     477 214

Current Liabilities
  Notes payable - parent company                            23 500      24 300
  Long-term debt due within one year                             0       9 608
  Accounts payable                                          15 264      12 051
  Salaries, wages, and vacation pay accrued                  5 481       3 204
  Payables to affiliated companies (principally parent)     11 636      11 509
  Federal income taxes accrued                               1 606       3 862
  Other taxes accrued                                        2 492       2 998
  Interest accrued                                           4 823       5 934
  Other                                                      1 917       2 252

      Total current liabilities                             66 719      75 718

Deferred Credits
  Accumulated deferred income taxes                         88 426      78 434
  Accumulated deferred investment tax credits               23 653      24 886
  Regulatory liability                                      22 416      29 395
  Other                                                     16 390      11 822

      Total deferred credits                               150 885     141 537

Commitments and Contingent Liabilities

      Total                                               $736 979    $694 469


See Notes to Financial Statements.
NORTHERN STATES POWER COMPANY (WISCONSIN)
NOTES TO FINANCIAL STATEMENTS


1.  Summary of Accounting Policies

    System of Accounts   The Company maintains the accounting records in
accordance with either the uniform system of accounts prescribed by the Federal Energy Regulatory Commission (FERC) or those prescribed by the Public Service Commission of Wisconsin (PSCW) and the Michigan Public Service Commission (MPSC) , which systems are the same in all material respects.

    Reclassifications    Certain reclassifications have been made to the 1992
financial statements in order to conform to the 1993 presentation of regulatory deferrals. These reclassifications have no effect on the net income or common equity as previously reported.

    Investment in Subsidiaries   The Company carries its investment in its
subsidiaries (Chippewa and Flambeau Improvement Company, 75.86% owned; NSP Lands , Incorporated, 100% owned; and Clearwater Investments, Incorporated, 100% owned) at cost plus equity in earnings since acquisition. The impact of consolidation of these subsidiaries is considered immaterial to the Company's financial position.

    Utility Plant and Retirements   Utility Plant is stated at original cost.
The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads and allowance for funds used during construction (AFC). The cost of units of property retired, plus net removal cost, is charged to the accumulated provision for depreciation and amortization. Maintenance and replacement of items determined to than units of property are charged to operating expenses.

    Depreciation   For financial reporting purposes, depreciation is computed on the straight-line method based on the annual rates certified by the PSCW and MPSC for the various classes of property. Depreciation provisions, as a percentage of the average balance of depreciable property in service, were 3.40% in 1993, 3.38% in 1992, and 3.36% in 1991.

    Revenues   Customers' meters are read and bills rendered on a cycle basis.
The Company accrues the amount of estimated unbilled revenues for services provided from the monthly meter reading date to month-end. The current asset, accrued utility revenues, is being adjusted monthly, with a corresponding adjustment to revenues, to reflect changes in unbilled revenues.

    Regulatory Deferrals As a regulated utility, the Company accounts for certain income and expense items under the provisions of SFAS No. 71 - Accounting for the Effects of Regulation. In doing so, certain costs which would otherwise be charged to expense are deferred as regulatory assets based on expected recovery from customers in future rates. Likewise, certain credits which would otherwise be reflected as income are deferred as regulatory liabilities based on expected flowback to customers in future rates. Management's expected recovery of deferred costs and expected credits are generally based on specific ratemaking decisions or precedent for each item. Regulatory assets and liabilities are being amortized consistent with ratemaking treatment as established by regulators. See Note 7 for discussion of these regulatory deferrals.

    Income Taxes   The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) - Accounting For Income Taxes. SFAS 109 requires the use of the liability method of accounting for deferred income taxes. Before 1993, the Company followed Statement of Accounting Standards No. 96 (SFAS 96) - Accounting for Income Taxes, resulting in substantially the same accounting for the Company as SFAS No. 109.

    Income taxes are deferred for temporary differences between pretax financial and taxable income, and between the book and tax bases of assets and liabilities . Deferred taxes are recorded using the tax rates scheduled by tax law to be in effect when the temporary differences reverse. Due to the effects of regulation , income tax expense is provided for the reversal of some temporary differences previously accounted for by the flow-through method. Also, regulation results in the creation of certain assets and liabilities related to income taxes as discussed in Note 7.

    Investment tax credits are deferred and amortized over the estimated lives of the related property.


    Purchased Tax Benefits   The Company purchased tax-benefit transfer leases
under the Safe Harbor Lease provisions of the Economic Recovery Tax Act of 1981. For both financial reporting and regulatory purposes, the Company is amortizing the difference between the cost of the purchased tax benefits and the amounts to be realized through reduced current income tax liabilities over the remaining terms of the lease after the initial investments have been recovered.

    Cash Equivalents   The Company considers certain debt instruments (primarily
commercial paper) with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

    Environmental Costs Costs related to environmental remediation are accrued when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

2.  Long-Term Debt

    First Mortgage Bonds - less reacquired bonds of $0 and $42       December 31
      at December 31, 1993 and 1992, respectively:           1993         1992
                                                          (Thousands of dollars)
    Series due:
    Aug. 1, 1994, 4-1/2%                                               $10 938
    Dec. 1, 1999, 9-1/4%                                                 7 800
    Oct. 1, 2003, 7-3/4%                                                24 570
    Jul. 1, 2016, 9-1/4%                                                47 500
    Mar. 1, 2018, 9-3/4%                                                38 400
    Apr. 1, 2021, 9-1/8%                                     $49 000    49 500
    Mar. 1, 2023, 7 1/4%                                     110 000
    Oct. 1, 2003, 5 3/4%                                      40 000

          Total                                             $199 000  $178 708

    Less Dec. 1, 1999, 9 1/4% bonds redeemed in January 1993             7 800
    Less sinking fund requirements not reacquired                        1 808
      Net                                                   $199 000  $169 100

    City of LaCrosse Resource Recovery Revenue Bonds -
      Series due Nov. 1, 2011, 7 3/4%                         18 600    18 600
    Unamortized premium on long-term debt                          0        37
          Total long-term debt                              $217 600  $187 737

    The Supplemental and Restated Trust Indenture dated March 1, 1991, permits an amount of established Permanent Additions to be deemed equivalent to the payment of cash necessary to redeem 1% of the highest principal amount of each series of first mortgage bonds (other than pollution control financing) at any time outstanding. This Supplemental and Restated Trust Indenture became effective for the Company on October 1, 1993.

    On January 20, 1993, the Company redeemed its $7.8 million of 9 1/4% bonds at 102.2%; this amount has, therefore, been classified as current on the December 31, 1992 financial statements.

    Except for minor exclusions, all real and personal property is subject to the lien of the Company First Mortgage Bond Trust Indenture. The Indenture also provides for certain restrictions on the payment of cash dividends on common stock. At December 31, 1993, the payment of cash dividends on common stock was not restricted.


3.  Commitments and Contingent Liabilities

    The Company presently estimates capital expenditures will be $61 million in 1994 and $302 million for 1994-98.

    The Company has capital lease obligations of $3.1 million. These leases will require principle payments of $715,000, $780,000, $854,000, $524,000, and
$189,000, respectively, for the years 1994 to 1998.

    Rentals under operating leases were approximately $2,651,000, $2,547,000 and $1,962,000, for 1993, 1992, and 1991, respectively.

    Although the Company does not own a nuclear facility, any assessment made against Northern States Power Company (Minnesota), the parent company, under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, would be a cost included under the Interchange Agreement (Note 6) and the Company would be charged its proportion of the assessment. Such provisions set a limit of $9.4 billion for public liability claims that could arise from a nuclear incident. The parent company has secured insurance of $200 million to satisfy such claims. The remaining $9.2 billion of exposure is funded by the Secondary Financial Protection Fund, a fund available from assessments by the Federal government in the event of nuclear incidents. The parent company assessment of $79.3 million for each of its three licensed reactors to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States with a maximum funding requirement of $10 million per reactor during any one year.

    The Company has been identified as a "Potentially Responsible Party" (PRP) for a solid and hazardous waste landfill. The Company contends that it did not dispose of hazardous wastes in the subject landfill during the time period in question. Because neither the amount of cleanup costs nor the final method of their allocation among all designated PRPs has been determined, it is not feasible to determine the outcome of this matter at this time.

4.  Fair Value of Financial Instruments

    Statement of Financial Accounting Standards No. 107 (SFAS 107) - Disclosures About Fair Value of Financial Instruments became effective in 1992. For cash and investments, the carrying amount approximates fair value. The fair value of the Company's long term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of the Company's long-term debt (including debt due within one year classified as current) of $217.6 million at December 31, 1993 and $197.3 million at December 31, 1992, is $233.3 million and $212.2 million, respectively.

5.  Pension Plans and Other Post Retirement Benefits

    Employees of the Company participate in the Northern States Power Company Pension Plan. This noncontributory defined benefit pension plan covers substantially all employees. Benefits are based on years of service, the employees highest average pay for 48 consecutive months and Social Security wage base. Pension costs are determined and funded under the aggregate-cost method, using market value of assets of the trust fund. The portion of annual pension costs was $1,236,000 for 1993, $2,400,000 for 1992, and $2,478,000 for 1991.

    Until 1993, for financial reporting and regulatory purposes, the Company's pension expense was determined and recorded under the aggregate cost method. Statement of Financial Accounting Standards No. 87 - Employers' Accounting for Pensions (SFAS 87) provides that any difference between the pension expense recorded for rate making purposes and the amounts determined under SFAS 87 should be recorded as an asset or liability on the balance sheet.

    Effective January 1, 1993, for financial reporting and regulatory purposes, the Company's pension expense was determined and recorded under the SFAS-87 method and the Company's accumulated SFAS-87 asset is being amortized over a 15-year period.

    Net periodic pension costs for the total (the Company and Minnesota Company) plan include the following components:
                                                      1993      1992      1991
                                                      (Thousands of dollars)

Service Cost - benefits earned during the period     $25 015  $24 080  $22 097
Interest cost on projected benefit obligation         71 075   69 853   65 557
Actual return on assets                             (152 019)(115 455)(246 678)
Net amortization and deferral                         66 299   39 019  181 543
Net periodic pension cost determined under SFAS 87    10 370   17 497   22 519

Expenses recognized (deferred) due to actions
  of regulators                                        5 117    2 741   (1 549)
Pension expense recorded during the period            15 487   20 238   20 970
Portion of expense recognized for early retirement
  program                                                  0     (165)    (165)
Net periodic pension cost recognized for ratemaking  $15 487  $20 073  $20 805

The funding status for the total plan is as follows:

Actuarial present value of benefit obligation:
  Vested                                            $655 002   $614 446
  Nonvested                                          139 346    129 183
Accumulated benefit obligation                      $794 348   $743 629

Projected benefit obligation                        $974 160   $914 019
Plan assets at fair value                          1 244 650  1 156 782

Plan assets in excess of projected benefit obli.    (270 490)  (242 763)
   Unrecognized prior service cost                   (22 580)   (14 790)
Unrecognized net (gain)                              315 049    269 086
Unrecognized net transitional (asset)                    767        843
  Net pension liability recorded                     $22 746    $12 376

   The weighted average discount rate used in determining the actuarial present value of the projected obligation was 7% in 1993 and 8% in 1992. The rate of increase in future compensation levels used in determining the actuarial present value of the projected obligation was 5% in 1993 and 6% in 1992. The assumed long-term rate of return on assets used for cost determinations under SFAS 87 was 8% in 1993 and 1992 and 8.5% in 1991. Plan assets consist principally of common stock of public companies and U.S. Government Securities.

   Effective Jan. 1, 1993, the Company adopted the provisions of SFAS No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 106 requires that the actuarially determined obligation for postretirement health care and death benefits is to be fully accrued by the date employees attain full eligibility for such benefits, which is generally when they reach retirement age. This is a significant change from the Company's prior policy of recognizing benefit costs on a cash basis after retirement. In conjunction with the adoption of SFAS No. 106, for financial reporting purposes, NSP elected to amortize on a straight-line basis over 20 years the unrecognized accumulated postretirement benefit obligation (APBO) of approximately $215.6 million (including the Company and Minnesota Company) for current and future retirees. This obligation considers anticipated 1994 plan design changes not in effect in 1993, including Medicare integration, increased retiree cost sharing and managed indemnity measures.

   In the past, NSP has funded benefit payments to retirees internally. While the Company generally prefers to continue using internal funding of benefits paid and accrued, there have been some external funding requirements imposed by the Company's regulators, as discussed below, including the use of tax advantaged trusts. Plan assets held in such trusts as of Dec. 31, 1993, consisted of investments in equity mutual funds and cash equivalents. The following table sets forth the total (the Company and Minnesota Company) health care plan's funded status in 1993.



(Millions of dollars)
                                                   Dec. 31, 1993    Jan. 1, 1993

APBO:
  Retirees                                                $120.2       $105.8
  Fully eligible plan participants                          18.8         18.8
  Other active plant participants                           90.8         91.0
    Total APBO                                             229.8        215.6
Plan Assets                                                 (6.1)           0
APBO in excess of plant assets                              223.7       215.6
Unrecognized net actuarial gain (loss)                       (1.3)
Unrecognized transition obligation                         (204.8)     (215.6)
Postretirement benefit obligation                           $17.6         $0

   The assumed health care cost trend rate used in measuring the APBO at Dec. 31 , 1993, was 14.1 percent for those under age 65 and 8.0 percent for those over age 65. The trend rates used in the Jan. 1, 1993 calculations were 15.1 percent and 9.0 percent respectively. The assumed cost trend rates are expected to decrease each year until they reach 4.5 percent for both age groups in the year 2004, after which they are assumed to remain constant. A one percent increase in the assumed health care cost trend rate for each year would increase the APBO as of December 31, 1993, by approximately 17 percent, and service and interest cost components of the net periodic postretirement cost by approximately 20 percent. The assumed discount rate used in determining the APBO was 7 percent for Dec. 31, 1993, and 8 percent for Jan. 1, 1993, compounded annually. The assumed long-term rate of return on assets used for cost determinations under SFAS No. 106 was 8 percent for both measurement dates. While the assumption changes made for the Dec. 31 calculations had no effect on 1993 benefit costs, the effect of the changes in 1994 (for the Company and Minnesota Company) is expected to be a cost decrease of approximately $2 million.

   In each 1992 and 1991, the Company recognized $1.9 million as the cost attributable to postretirement health care and death benefits based on payments made. The net annual periodic postretirement benefit cost recorded for 1993 consists of the following components (millions of dollars):

   Service cost-benefits earned during the year                         $ 0.6
   Interest cost (on service cost and APBO)                               2.4
   Amortization of transition obligation                                  1.5
   Return on assets                                                       (.1)
   Net periodic postretirement health care cost under SFAS No. 106        4.4

   Regulators have allowed full recovery of increased benefit costs under SFAS No. 106, effective in 1993. External funding was required in Wisconsin and Michigan to the extent it is tax advantaged. The FERC has required external funding for all benefits paid and accrued under SFAS NO. 106. Funding began for both retail and FERC in 1993.

    The Company will adopt SFAS No. 112-Accounting for Postemployment Benefits, which requires the accrual of certain employee costs to be paid in future periods, in 1994; its adoption will have no material effect on the Company's results of operations or financial condition.

6.  Parent Company and Intercompany Agreements

   The Company is wholly-owned by Northern States Power Company (Minnesota). The electric production and transmission costs of the NSP system are shared by the Company and the Minnesota Company. A FERC approved agreement (Interchange Agreement) between the Company and the Minnesota Company provides for the sharing of all costs of electric generation and transmission facilities of the NSP System, including capital costs. Billings under the Interchange Agreement and an intercompany gas agreement which are included in the statement of income are as follows:



                                     Year Ended December 31
                                    1993              1992             1991
                                             (Thousands of dollars)
Operating revenues:
  Electric                         $ 72 162        $ 70 671       $ 70 623
  Gas                                    56              55             62
Operating expenses:
  Purchased and interchange power   162 510         156 196        160 324
  Gas purchased for resale              267             214            183
  Other operation                    12 515          11 668         11 809


7.   Regulatory Assets and Liabilities

   The following summarizes the individual components of unamortized regulatory assets and liabilities shown on the Balance Sheet at Dec. 31:

(Thousands of dollars)                                    1993      1992

AFC recorded in plant on a net-of-tax basis              8 795     8 520
Losses on reacquired debt                               10 857     5 037
Conservation and energy management programs              8 291     5 738
Pensions and other                                       2 093     1 767
  Total Regulatory Assets                               30 036    21 062

Excess deferred income taxes collected from customers    5 914    12 821
Investment tax credit deferrals                         15 841    16 038
Fuel refunds and other                                     661       536
  Total Regulatory Liabilities                          22 416    29 395

   The AFC regulatory asset and the tax-related regulatory liabilities result from the Company's adoption of SFAS No. 96 in 1988 and SFAS No. 109 in 1993. The excess deferred income tax liability represents the net amount expected to be reflected in future customer rates based on the collection in prior ratemaking of deferred income tax amounts in excess of the actual liabilities currently recorded by the Company. This excess is the effect of the use of "flow through" tax accounting in prior ratemaking and the impact of changes in statutory tax rates in 1981, 1986-87 and 1993. This regulatory liability will change each year as the related deferred income tax liabilities reverse.

8.  Income Tax Expense

   The Company is included in the consolidated Federal income tax return filed by the Minnesota Company and files separate state returns for Wisconsin and Michigan. The Company records current and deferred income taxes at the statutory rates as if it filed a separate return for Federal income tax purposes . All tax payments are made directly to the taxing authorities.

   The total income tax expense differs from the amount computed by applying the Federal income tax statutory rate of 35% in 1993 (34% in 1992 and 1991) to net income before income tax expense. The reasons for the difference are as follows:

                                                          1993    1992    1991


(Thousands of dollars)

Tax computed at statutory rate                         $21 387 $20 434 $19 640
Increases (decreases) in tax from:
  State income taxes, net of Federal income tax benefit  3 165   3 037   3 205
  Allowance for funds used during construction            (243)   (284)   (175)
  Investment tax credit adjustments - net                 (948)   (956)   (971)
  Use of the flow-through method for deprec'n in prior yr  474     673     649
  Effect of tax rate changes for plant related items      (487)   (420)   (332)
  Gain on sale of tax benefit transfer leases              (88)
  Other - net                                             (162)   (583)    412
      Total income tax expense                         $23 098 $21 901 $21 211

Effective income tax rate                                 37.8%   36.4%   36.7%


Income tax expense is comprised of the following:
  Included in income taxes:
    Current Federal tax expense                         $12 919 $15 340 $13 479
    Current state tax expense                             3 180   3 598   3 286
    Deferred Federal tax expense                          6 173   3 075   4 270
    Deferred state tax expense                            1 778   1 127   1 577
    Investment tax credit adjustments - net                (948)   (956)   (971)
      Total                                              23 103  22 184  21 641
  Included in income deductions:
    Current Federal tax expense                             875     953   1 106
    Current state tax expense                               (90)   (123)     (7)
    Deferred Federal tax expense                           (790) (1 113) (1 529)
      Total income tax expense                          $23 098 $21 901 $21 211

The components of the Company's net deferred tax liability at Dec. 31 were as follows:

(Thousands of dollars)                                      1993     1992


Deferred tax liabilities:
   Differences between book and tax bases of property    $91 195   $80 628
   Tax benefit transfer leases                             6 146     6 935
   Regulatory assets                                      11 371     8 326
   Other                                                     398        13
      Total deferred tax liabilities                     109 110    95 902

Deferred tax assets:
   Deferred investment tax credits                         9 487     9 753
   Regulatory liabilities                                  8 726    11 310
   Deferred compensation accrued vacation and
     other reserves not currently deductible               3 193     1 818
   Other                                                     532       567
    Total deferred tax assets                             21 938    23 448

  Net deferred tax liability                             $87 172   $72 454

    The Omnibus Budget Reconciliation Act of 1993 (Act) was signed into law on August 10, 1993, and increased the federal corporate income tax rate from 34 percent to 35 percent retroactive to January 1, 1993. Deferred tax liabilities were increased for the rate change by $2.7 million. However, due to the effects of regulation, earnings were reduced only by immaterial adjustments to deferred tax liabilities related to nonutility operations.

9.  Segment Information
                                                       Year Ended December 31
                                                        1993     1992     1991

(Thousands of dollars)
Operating revenues:
  Electric                                           $362 473 $345 289 $349 027
  Gas                                                  72 760   61 071   56 348
      Total operating revenues                       $435 233 $406 360 $405 375

Operating income before income taxes:
  Electric                                            $73 012  $70 202  $69 299
  Gas                                                   4 897    5 471    3 994
      Total operating income before income taxes      $77 909  $75 673  $73 293

Depreciation and amortization:
  Electric                                            $25 179  $23 870  $22 717
  Gas                                                   3 406    2 962    2 604
      Total depreciation and amortization             $28 585  $26 832  $25 321

Construction expenditures:
  Electric                                            $49 664  $44 332  $44 145
  Gas                                                  10 258   10 235    9 362
      Total construction expenditures                 $59 922  $54 567  $51 507

Net utility plant:
  Electric                                           $560 999 $537 576 $518 788
  Gas                                                  53 600   47 419   39 820
      Total net utility plant                         614 599  584 995  558 608

Other corporate assets                                122 380  109 474   95 940
      Total assets                                   $736 979 $694 469 $654 548

10.Short-Term Borrowings

   The Company had bank lines of credit aggregating $1,000,000 at December 31, 1993. Compensating balance arrangements in support of such lines of credit were not required. These credit lines make short-term financing available by providing bank loans. During 1993 and 1992 there were no bank loans outstanding as the Company obtained short-term borrowings from the Minnesota Company at the Minnesota Company's average daily interest rate, including the cost of their compensating balance requirements.

11.Common Stock

   The Company's common shares have a par value of $100 per share. At December 31, 1993 and 1992, 870,000 shares were authorized and 862,000 shares were issued
.


12.  Summarized Quarterly Financial Data (Unaudited)

                                             Quarter Ended
                         March 31,     June 30,     September       December
                         1993          1993         30, 1993          31, 1993
                                       (Thousands of dollars)


Operating revenues      $ 124 285      $ 97 107      $ 97 821        $ 116 020

Operating income           20 080        10 199         7 986           16 541

Net income                 15 857         6 062         3 762           12 325



                                            Quarter Ended
                          March 31,     June 30,     September       December
                          1992          1992         30, 1992          31, 1992
                                        (Thousands of Dollars)

Operating revenues       $ 113 555       $ 91 496     $ 89 722        $ 111 587

Operating income            18 483          9 171       10 067           15 768

Net income                  14 371          5 197        6 133           12 499

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During 1993 there were no disagreements with the Company's independent certified public accountants on accounting procedures or accounting and financial disclosures.
PART III


Part III of Form 10-K has been omitted from this report in accordance with conditions set forth in general instructions J (1) (a) and (b) of Form 10-K for wholly-owned subsidiaries.

Item 10.Directors and Executive Officers of  the Registrant

Item 11.Executive Compensation

Item 12.Security Ownership of certain beneficial Owners and Management

Item 13.Certain Relationships and Related Transactions
PART IV


Item 14.Exhibits, Financial Statement Schedules    Page
and Reports on Form 8-K

(a)1.Financial Statements
Included in Part II of this report:

Report of Independent Public Accountants.            13

Statements of Income and Retained Earnings for
the three years ended December 31, 1993.             14

Statements of Cash Flows for the three
years ended December 31, 1993.                       15

Balance Sheets, December 31, 1993 and 1992.          16

Notes to Financial Statements.                       18

2.Financial Statement Schedules
Included in Part IV of this Report:

Schedules for the three years ended December 31, 1993.

 V - Utility Plant and Non-utility Property          32
VI - Accumulated Provision for Depreciation and
      Amortization for Utility Plant and Non-utility
      Property                                       35
      Notes to Schedules V and VI                    38
IX - Short-term borrowings                           39
 X - Supplementary Income Statement Information      40

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes.

3.Exhibits

* indicates incorporation by reference

3.01*Restated Articles of Incorporation as of December 23, 1987.
(Filed as Exhibit 30.01 to Form 10-K Report 10-3140 for the year 1987)

3.02*Copy of the By-Laws of the Company as amended August 19, 1992. (Filed as Exhibit 3.02 to Form 10-K Report 10-3140 for the year 1992)


4.01*Copy of Trust Indenture, dated April 1, 1947, From the Wisconsin Company to First Wisconsin Trust Company. (Filed as Exhibit 7.01 to Registration Statement 2-6982)

4.02*Copy of Supplemental Trust Indenture, dated March 1, 1949.
(Filed as Exhibit 7.02 to Registration Statement 2-7825)

4.03*Copy of Supplemental Trust Indenture, dated June 1, 1957.
(Filed as Exhibit 2.13 to Registration Statement 2-13463)

4.04*Copy of Supplemental Trust Indenture, dated August 1, 1964.
(Filed as Exhibit 4.20 to Registration Statement 2-23726)

4.05*Copy of Supplemental Trust Indenture, dated December 1, 1969. (Filed as Exhibit 2.03E to Registration Statement 2-36693)

4.06*Copy of Supplemental Trust Indenture, dated September 1, 1973. (Filed as Exhibit 2.01F to Registration Statement 2-48805)

4.07*Copy of Supplemental Trust Indenture, dated February 1, 1982. (Filed as Exhibit 4.01G to Registration Statement 2-76146)

4.08*Copy of Supplemental Trust Indenture, dated March 1, 1982.
(Filed as Exhibit 4.08 to form 10-K Report 10-3140 for the year 1982)

4.09*Copy of Supplemental Trust Indenture, dated June 1, 1986.
(Filed as Exhibit 4.09 to Form 10-K Report 10-3140 for the year 1986)

4.10*Copy of Supplemental Trust Indenture, dated March 1, 1988.
(Filed as Exhibit 4.10 to Form 10-K Report 10-3140 for the year 1988)

4.11*Copy of Supplemental and Restated Trust Indenture, dated March 1, 1991. (Filed as Exhibit 4.01K to Registration Statement 33-39831)

4.12*Copy of Supplemental Trust Indenture, dated April 1, 1991.
(Filed as Exhibit 4.01 to Form 10-Q Report 10-3140 for the quarter ended March 31, 1991)

4.13*Copy of Supplemental Trust Indenture, dated March 1, 1993.
(Filed as Exhibit to Form 8-K Report dated March 3, 1993)

4.14*Copy of Supplemental Trust Indenture, dated October 1, 1993.
(Filed as Exhibit 4.01 to Form 8-K Report dated September 21, 1993)

10.01*Copy of MAPP Agreement, dated March 31, 1972, between local power suppliers in the North Central States area.
(Filed as Exhibit 5.06B to Registration Statement 2-44530)

10.02*Copy of Interchange Agreement dated September 17, 1984, and
Settlement Agreement dated May 31, 1985, between the Company, the
Minnesota Company and LSDP.  (Filed as Exhibit 10.10 to Form 10-K
Report 10-3140 for the year 1985)


(b)  Reports on Form 8-K

On March 4, 1993, a Form 8-K was filed reporting (as Item 5, Other Events and
Item 7, Financial Statements, Pro Forma Financial Information and Exhibits), the Company's financial statements due to long term debt refinancing.

On September 21, 1993, a Form 8-K was filed reporting (as Item 5, Other Events and Item
7, Financial Statements and Exhibits), the Company's financial statements due to long term debt refinancing.

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K Notes to Schedule V and VI (Thousands of dollars)


1.Column E of Schedule V

For the year ended December 31, 1993:
Represents transfers charged from nonutility property additions     $  35
Reclassifications                                                      (1)
                                                                    $  34

For the year ended December 31, 1992:
Represents transfers charged to nonutility property additions       $(410)
Reclassifications                                                      (3)
                                                                    $(413)

For the year ended December 31, 1991:
Represents transfers charged to nonutility property additions      $  (25)

Depreciation is computed on the straight-line method based on estimated useful lives of the various classes of property. Such provisions as a percentage of the average balance of depreciable property in service were 3.40% in 1993, 3.38% in 1992, and 3.36% in 1991.
Item 14.Exhibits, Financial Statement
Schedules and Reports on Form 8-K

Schedule IX, Short-Term Borrowings



  Column A              Column B   Column C  Column D   Column E     Column F

                                             Maximum     Average     Weighted
                                   Weighted  amount      amount      average
                        Balance at average   Outstanding Outstanding interest
Short-term borrowings   end of     interest  during the  during the  rate during
(thousands of dollars)  period     rate      period      period      the period


For the year ended
 December 31, 1993      $23 500    3.3%      $28 200     $10 693     3.4%

For the year ended
 December 31, 1992       24 300    3.5%       24 300       8 837     3.7%

For the year ended
 December 31, 1991       11 700    5.2%       41 200      12 982     6.7%

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K

Schedule X, Supplementary Income Statement Information



        Column A                                         Column B

                                                        Charged to
                                                    costs and expenses
                                         Item  1993          1992          1991
                                                   (thousands of dollars)


1.Maintenance and repairs                         N.A.       N.A.         N.A.
2.Depreciation and amortization of intangible
assets, preoperating costs and similar deferral   N.A.       N.A.         N.A.
3.Taxes, other than payroll and income taxes:
  Real and personal property                   $ 9 607    $ 9 638      $ 9 116
  Other                                            606        494          438
4.Royalties                                       None       None         None
5.Advertising costs                               N.A.       N.A.         N.A.

The amount of maintenance and depreciation charged to expense accounts other than those set forth in the statement of income are not significant. All other items required by this schedule are less than 1% of total revenue.


                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto authorized.

                                      NORTHERN STATES POWER COMPANY

                                      /s/
                                      John A. Noer
                                      President and Chief Executive

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/                                   /s/

John A. Noer                          Jean Gitz Bassett
President and Director                Director
(Principal Executive Officer)


/s/                                   /s/
M. N. Gregerson                       H. Lyman Bretting
Vice President-Customer Services      Director


/s/                                   /s/
A. G. Schuster                        P. M. Gelatt
Vice President                        Director
Power Delivery and Generation


/s/                                   /s/
Patrick D. Watkins                    Wayne E. Harrison
Vice President-Corporate Services     Director


/s/                                   /s/
John P. Moore, Jr.                    Loren L. Taylor
General Counsel and Secretary         Director


/s/                                   /s/
Kenneth J. Zagzebski                  Ray A. Larson, Jr.
Controller                            Director
(Principal Accounting Officer)


/s/                                    /s/
Neal A. Siikarla                       Larry G. Schnack
Treasurer                              Director
(Principal Financial Officer)



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto authorized.

                                       NORTHERN STATES POWER COMPANY


                                       John A. Noer
                                       President and Chief Executive

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


John A. Noer                           Jean Gitz Bassett
President and Director                 Director
(Principal Executive Officer)



M. N. Gregerson                         H. Lyman Bretting
Vice President-Customer Services        Director



A. G. Schuster                          P. M. Gelatt
Vice President                          Director
Power Delivery and Generation



Patrick D. Watkins                       Wayne E. Harrison
Vice President-Corporate Services        Director



John P. Moore, Jr.                       Loren L. Taylor
General Counsel and Secretary            Director



Kenneth J. Zagzebski                     Ray A. Larson, Jr.
Controller                               Director
(Principal Accounting Officer)



Neal A. Siikarla                         Larry G.Schnack
Treasurer                                Director
(Principal Financial Officer)

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K
(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                                   or

  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

  For the fiscal year ended December 31, 1993Commission file number:  10-3140

  Northern States Power Company, a Wisconsin corporation, meets the conditions set forth in general instruction J (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format. (In general instruction J(2)

                        Northern States Power Company
             (Exact name of registrant as specified in its charter)

             Wisconsin                           39-0508315
    (State or other jurisdiction of      (I.R.S. employer identification number)
    incorporation or organization)
       100 North Barstow Street                     54702
    (Address of principal executive offices)     (Zip code)


        Registrant's telephone number, including area code (715) 839-2621

  Securities registered pursuant to Section 12(b) of the Act:
  None

  Securities registered pursuant to Section 12(g) of the Act:
  None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes  X No   .

  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

  Class                                    Outstanding at March 28, 1994
  Common Stock, $100 Par Value             862,000 Shares

  All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

  Documents Incorporated by Reference
  None

INDEX

Page No.
PART I
Item 1Business 1

REGULATION AND RATES 1
  Regulation 1
  Rate Changes 2
  Fuel and Purchased Gas Adjustment Clauses 2
  Demand Side Management 3

ELECTRIC OPERATIONS 4
  NSP System 4
  Capability and Demand 4
  Interchange Agreement 5
  Electric Power Pooling Agreements 5
  Fuel Supply 5
  Environmental Matters 6

GAS OPERATIONS 7

CONSTRUCTION AND FINANCING 7

Item 2   Properties 8
Item 3   Legal Proceedings 9
Item 4   Submission of Matters to a Vote of
  Security Holders 9

PART II
Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters10
Item 6  Selected Financial Data10
Item 7  Management's Discussion and Analysis10
Item 8  Financial Statements and Supplementary Data13
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure27

PART III
Item 10  Directors and Executive Officers of the
         Registrant28
Item 11  Executive Compensation28
Item 12  Security Ownership of Certain Beneficial
          Owners and Management28
Item 13  Certain Relationships and Related Transactions28

PART IV
Item 14  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K29

SIGNATURES 41


    Item 14.     Exhibits, financial Statement Schedules and Reports on Form 8-K
    Financial Statement Schedule V, Property, Plant and Equipment


                                        UTILITY PLANT AND NONUTILITY PROPERTY
                                        FOR THE YEAR ENDED DECEMBER 31, 1993
                                            (Thousands of dollars)
            Column A          Column B    Column C    Column D     Column E        Column F

                                                                Other Changes And
                              Balance at  Additions             Reclassification  Balance At
                              Beginning      At                 Add Or (Deduct)     End Of
         Classification        Of Year      Cost     Retirements   (Note 1)          Year

    UTILITY PLANT:
      Electric:
       Electric plant in service:
        Steam production       $66,420     $1,742         $103            ($4)        $68,055
        Hydraulic production   178,678      1,380           34             11         180,035
        Other production plant  49,916        425        1,034              2          49,309
        Transmission           180,061     11,630          728            (19)        190,944
        Distribution           264,033     17,828        4,106             28         277,783
        General                 25,062        829          724           (132)         25,035
         Leased to others        2,833          0            0              0           2,833
         Construction WIP       14,571      2,126            0              0          16,697

              Total            781,574     35,960        6,729           (114)        810,691


      Gas:
       Gas plant in service:
         Production                  0          0            0              0               0
         Storage                 4,943        503            0              0           5,446
         Distribution           63,485      9,438          796              0          72,127
         General                 2,210        149           24              1           2,336
        Construction WIP         4,611     (2,953)           0              0           1,658

               Total            75,249      7,137          820              1          81,567

      Common:
        Common plant in servic  23,192     12,790          644            112          35,450
        Construction WIP         5,373      2,456            0              0           7,829

              Total Common      28,565     15,246          644            112          43,279


                TOTAL UTILITY  885,388     58,343        8,193             (1)        935,537


      NONUTILITY PROPERTY        3,119          5            2             35           3,157

                      TOTAL   $888,507    $58,348       $8,195            $34        $938,694


     ( ) Denotes negative.

                                       See Notes To Schedules V And VI




    Item 14.     Exhibits, financial Statement Schedules and Reports on Form 8-K
    Financial Statement Schedule V, Property, Plant and Equipment


                                        UTILITY PLANT AND NONUTILITY PROPERTY
                                        FOR THE YEAR ENDED DECEMBER 31, 1992
                                            (Thousands of dollars)
            Column A          Column B    Column C    Column D     Column E        Column F

                                                                Other Changes And
                              Balance at  Additions             Reclassification  Balance At
                              Beginning      At                 Add Or (Deduct)     End Of
         Classification        Of Year      Cost     Retirements   (Note 1)          Year

    UTILITY PLANT:
      Electric:
        Electric plant in service:
         Steam production      $65,938       $557          $76             $1         $66,420
         Hydraulic production  174,320      4,362           (9)           (13)        178,678
         Other production plan  48,954      1,747          787              2          49,916
         Transmission          169,395     12,408        1,635           (107)        180,061
         Distribution          250,529     17,297        3,911            118         264,033
         General                25,051        721          657            (53)         25,062
        Leased to others         2,833          0            0              0           2,833
        Construction WIP        14,963       (392)           0              0          14,571

              Total            751,983     36,700        7,057            (52)        781,574


      Gas:
        Gas plant in service:
         Production                  0          0            0              0               0
         Storage                 4,827        116            0              0           4,943
         Distribution           55,469      8,742          726              0          63,485
         General                 2,087        200           91             14           2,210
       Construction WIP          3,975        636            0              0           4,611

               Total            66,358      9,694          817             14          75,249

      Common:
        Common plant in servic  19,393      4,302          538             35          23,192
        Construction WIP         3,195      2,178            0              0           5,373

              Total Common      22,588      6,480          538             35          28,565





                TOTAL UTILITY  840,929     52,874        8,412             (3)        885,388


      NONUTILITY PROPERTY        2,879        705           55           (410)          3,119

                      TOTAL   $843,808    $53,579       $8,467          ($413)       $888,507

     ( ) Denotes negative.

                                       See Notes To Schedules V And VI




    Item 14.     Exhibits, financial Statement Schedules and Reports on Form 8-K
    Financial Statement Schedule V, Property, Plant and Equipment


                                        UTILITY PLANT AND NONUTILITY PROPERTY
                                        FOR THE YEAR ENDED DECEMBER 31, 1991
                                            (Thousands of dollars)
            Column A          Column B    Column C    Column D     Column E        Column F

                                                                Other Changes And
                              Balance at  Additions             Reclassification  Balance At
                              Beginning      At                 Add Or (Deduct)     End Of
         Classification        Of Year      Cost     Retirements   (Note 1)          Year

    UTILITY PLANT:
      Electric:
        Electric plant in service:
         Steam production      $63,178     $3,328         $568             $0         $65,938
         Hydraulic production  174,117      2,320        2,124              7         174,320
         Other production plan  49,172         86          306              2          48,954
         Transmission          157,126     13,209          930            (10)        169,395
         Distribution          235,675     18,831        3,980              3         250,529
         General                23,406      2,196          604             53          25,051
        Leased to others         2,833          0            0              0           2,833
        Construction WIP        18,854     (3,891)           0              0          14,963

              Total            724,361     36,079        8,512             55         751,983


      Gas:
        Gas plant in service:
         Production                  0          0            0              0               0
         Storage                 4,543        284            0              0           4,827
         Distribution           50,690      5,411          632              0          55,469
         General                 2,074         56           47              4           2,087



       Construction WIP          1,542      2,433            0              0           3,975

               Total            58,849      8,184          679              4          66,358

      Common:
       Common plant in service  17,417      2,174          139            (59)         19,393
       Construction WIP            430      2,765            0              0           3,195

              Total Common      17,847      4,939          139            (59)         22,588


                TOTAL UTILITY  801,057     49,202        9,330              0         840,929


      NONUTILITY PROPERTY        2,883         39           18            (25)          2,879

                      TOTAL   $803,940    $49,241       $9,348           ($25)       $843,808

     ( ) Denotes negative.

                                       See Notes To Schedules V And VI



    Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K
    Financial Statement Schedule VI, Accumulated Depreciation, Depletion and Amortization of
    Property, Plant and Equipment
                              ACCUMULATED PROVISION FOR DEPRECIATION AND AMORTIZATION OF
                                          UTILITY PLANT AND NONUTILITY PROPERTY
                                             FOR THE YEAR ENDED DECEMBER 31, 1993
                                                  (Thousands of dollars)
            Column A          Column B          Column C         Column D          Column E      Column F
                                            Depreciation And
                                        Amortization Charged To Deductions

                              Balance At          Clearing                     Reclassificat'n  Balance At
                              Beginning          And Other    Property   Net   Add Or (Deduct)    End Of
           Description         Of Year   Income   Accounts    Retired  Salvage                     Year

    UTILITY PLANT:
      Electric:
         Electric plant in service:
          Steam production     $30,050   $2,382         $0       $103     ($8)              $1    $32,338
          Hydraulic production  34,848    4,043          0         34      72                5     38,790
          Other production plt  39,922    2,016          0      1,034       3                3     40,904
          Transmission          48,065    5,079          0        723     (12)              66     52,499
          Distribution          96,377    8,894          0      4,106     280              (62)   100,823
          General               12,744    1,034        821        724     (31)            (115)    13,791
          Leased to others         319       38          0          0       0                0        357
          Retirement WIP          (869)       0          0          0     572                0     (1,441)

              Total            261,456   23,486        821      6,724     876             (102)   278,061

      Gas:
         Gas plant in service:
          Production                 0        0          0          0       0                0          0
          Storage                3,156      212          0          0       0                0      3,368
          Distribution          26,526    2,840          0        796     161                0     28,409
          General                  998       68         78         24      (3)               1      1,124
          Retirement WIP           (53)       0          0          0       4                0        (57)

               Total            30,627    3,120         78        820     162                1     32,844

       Common:
        General                  6,582    1,958        107        458       4              102      8,287
        Retirement WIP              (9)       0          0          0     (15)               0          6

              Total Common       6,573    1,958        107        458     (11)             102      8,293

       Reclassify deferred taxes
         included in deprec'n        0        0          0          0       0                0          0

            TOTAL UTILITY      298,656   28,564      1,006      8,002   1,027                1    319,198


         Limited-term Investmt   1,738        2          0          0       0                0      1,740

              Total            300,394   28,566      1,006      8,002   1,027                1    320,938

         NONUTILITY PLANT          362        1          0          0       0                0        363

                      TOTAL   $300,756  $28,567     $1,006     $8,002  $1,027               $1   $321,301

     ( ) Denotes negative.
                                                 See Notes To Schedules V And VI


    Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K
    Financial Statement Schedule VI, Accumulated Depreciation, Depletion and Amortization of
    Property, Plant and Equipment
                              ACCUMULATED PROVISION FOR DEPRECIATION AND AMORTIZATION OF
                                          UTILITY PLANT AND NONUTILITY PROPERTY
                                             FOR THE YEAR ENDED DECEMBER 31, 1992
                                                  (Thousands of dollars)
            Column A          Column B          Column C        Column D       Column E          Column F
                                            Depreciation And
                                        Amortization Charged To Deductions

                              Balance At          Clearing                     Reclassificat'ns Balance At
                              Beginning          And Other    Property   Net   Add Or (Deduct)    End Of
           Description         Of Year   Income   Accounts    Retired  Salvage                     Year

    UTILITY PLANT:

      Electric:
         Electric plant in service:
          Steam production     $27,791   $2,367         $0        $76     $33               $1    $30,050
          Hydraulic production  31,216    3,951          0        (56)    369               (6)    34,848
          Other production plt  38,749    1,993          0        787      33                0     39,922
          Transmission          45,875    4,797          0      1,634     919              (54)    48,065
          Distribution          92,493    8,668          0      3,911     933               60     96,377
          General               11,422    1,011        891        656    (102)             (26)    12,744
          Leased to others         281       38          0          0       0                0        319
          Retirement WIP        (1,517)       0          0          0    (648)               0       (869)

              Total            246,310   22,825        891      7,008   1,537              (25)   261,456

      Gas:
         Gas plant in service:
          Production                 0        0          0          0       0                0          0
          Storage                2,960      196          0          0       0                0      3,156
          Distribution          24,872    2,560          0        726     180                0     26,526
          General                  913       45         84         91     (46)               1        998
          Retirement WIP           (35)       0          0          0      18                0        (53)

               Total            28,710    2,801         84        817     152                1     30,627

       Common:
        General                  5,568    1,215        116        353     (12)              24      6,582
        Retirement WIP              (4)       0          0          0       5                0         (9)

              Total Common       5,564    1,215        116        353      (7)              24      6,573

       Reclassify deferred taxes
         included in deprec'n        0        0          0          0       0                0          0

            TOTAL UTILITY      280,584   26,841      1,091      8,178   1,682                0    298,656


         Limited-term Investmt   1,737        2          0          1       0                0      1,738

              Total            282,321   26,843      1,091      8,179   1,682                0    300,394

         NONUTILITY PLANT          361        1          0          0       0                0        362

                      TOTAL   $282,682  $26,844     $1,091     $8,179  $1,682               $0   $300,756

     ( ) Denotes negative.
                                                 See Notes To Schedules V And VI




    Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K
    Financial Statement Schedule VI, Accumulated Depreciation, Depletion and Amortization of
    Property, Plant and Equipment
                              ACCUMULATED PROVISION FOR DEPRECIATION AND AMORTIZATION OF



                                          UTILITY PLANT AND NONUTILITY PROPERTY
                                             FOR THE YEAR ENDED DECEMBER 31, 1991
                                                  (Thousands of dollars)
            Column A          Column B          Column C        Column D       Column E          Column F
                                            Depreciation And
                                        Amortization Charged To Deductions

                              Balance At          Clearing                     Reclassificat'ns Balance At
                              Beginning          And Other    Property   Net   Add Or (Deduct)    End Of
           Description         Of Year   Income   Accounts    Retired  Salvage                     Year

    UTILITY PLANT:
      Electric:
         Electric plant in service:
          Steam production     $26,123   $2,304         $0       $568     $68               $0    $27,791
          Hydraulic production  29,661    3,892          0      2,124     214                1     31,216
          Other production plt  37,060    1,996          0        306       1                0     38,749
          Transmission          42,551    4,519          0        921     272               (2)    45,875
          Distribution          88,791    8,178          0      3,980     497                1     92,493
          General               10,141      942        862        604     (58)              23     11,422
          Leased to others         243       38          0          0       0                0        281
          Retirement WIP        (1,355)       0          0          0     162                0     (1,517)

              Total            233,215   21,869        862      8,503   1,156               23    246,310

      Gas:
         Gas plant in service:
          Production                 0        0          0          0       0                0          0
          Storage                2,775      187          0          0       2                0      2,960
          Distribution          23,338    2,245          0        632      79                0     24,872
          General                  820       42         91         47      (7)               0        913
          Retirement WIP           (12)       0          0          0      23                0        (35)

               Total            26,921    2,474         91        679      97                0     28,710

       Common:
        General                  4,612      998        115        139      (5)             (23)     5,568
        Retirement WIP               1        0          0          0       5                0         (4)

              Total Common       4,613      998        115        139       0              (23)     5,564

       Reclassify deferred taxes
         included in deprec'n        0        0          0          0       0                0          0

            TOTAL UTILITY      264,749   25,341      1,068      9,321   1,253                0    280,584


         Limited-term Investmt   1,734        3          0          0       0                0      1,737

              Total            266,483   25,344      1,068      9,321   1,253                0    282,321

         NONUTILITY PLANT          360        1          0          0       0                0        361

                      TOTAL   $266,843  $25,345     $1,068     $9,321  $1,253               $0   $282,682

     ( ) Denotes negative.
                                                 See Notes To Schedules V And VI

