Form 10-Q
period 1994-03-31
NORTHERN STATES POWER CO /WI/
filed 1994-05-13
CIK 72909

United States
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-Q
(Mark one)

  X        Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended MARCH 31, 1994         Commission File Number
10-3140

     NORTHERN STATES POWER COMPANY, A WISCONSIN CORPORATION,
MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) AND
(2) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE
REDUCED DISCLOSURE FORMAT.


                  Northern States Power Company
(Exact name of registrant as specified in its charter)

                Wisconsin
                      39-0508315
(State or other jurisdiction of
(I.R.S.Employer Identification No.)
 incorporation or organization)

100 North Barstow Street, Eau Claire, Wisconsin  54702
(Address of principal executive officers)        (Zip Code)

Registrant's telephone number, including area code
(715) 839-2621


NONE
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes   X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                         Outstanding at April 30, 1994
   Common Stock, $100 par value             862,000 Shares

     All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.


            Northern States Power Company (Wisconsin)

                  NOTES TO FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1994 and December 31, 1993 and the results of its operations for the three months ended March 31, 1994 and March 31, 1993 and cash flows for each of the three months then ended.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1993 SEC
Form 10-K.

1.   Rate Matters

           There were no changes in any of the Company's jurisdictions' rates since the 1993 SEC Form 10-K was filed.

           The Company has offered some of its wholesale customers discounted rates for extended term contracts.
These discounts would not materially affect the company's earnings.


2.   Accounting Changes

Postemployment Benefits

Effective January 1, 1994, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 112, Accounting for Postemployment Benefits. This standard requires the accrual of certain postemployment costs (such as injury compensation and severance) that are payable in future time periods. No material effect on the Company's results of operations or financial condition is expected from its adoption.

Stock Compensation Expense

The FASB has issued an Exposure Draft considering the accrual of compensation expense related to certain stock awards beginning in 1997 with disclosure required beginning in 1994. The
Company's potential increase in annual compensation expense, as calculated under the provision of this Exposure Draft, is expected to be immaterial.


3.  Contingent Liabilities

The Company is contingently liable to several financial institutions for debt incurred by companies under the Company's Economic Development Guaranty Program. At March 31, 1994, the Company was contingently liable for approximately $1.4 million under the agreements. No losses were sustained under these agreements during 1992, 1993 nor during the first quarter of 1994; the Company anticipates no future material losses will result from these agreements.

4.   Parent Company and Intercompany Agreement-Resolution of
     Operating Contingency

Although the Company does not own a nuclear facility, any impacts on such facilities owned by Northern States Power Company (Minnesota), the parent company, would be a cost included under the Interchange Agreement and the Company would be charged its proportion of the impact.

The parent company proposed construction of a temporary onsite dry cask (container) storage facility for spent nuclear fuel at its Prairie Island Nuclear Generating Plant (Prairie Island). At present operating levels, the current Prairie Island onsite storage pool will be filled in 1994.

On May 6, 1994, the Minnesota Legislature passed a bill that authorizes NSP to install 17 dry casks at its Prairie Island Nuclear Generating Plant if the Company satisfied certain responsibilities. The first increment of five casks would be available after NSP executes an agreement with the Governor concerning the renewable energy and alternative siting commitments contained in the new law. The second increment of four casks would be available if the Minnesota Environmental Quality Board finds that NSP has applied for an alternative site license, used good faith in locating an alternative site and has committed to build or purchase 100 megawatts (MW) of wind generation. The final increment of eight casks would be available unless prior to June 1, 1999, the Legislature specifically rejects this authorization for the final eight casks, which can only happen if NSP fails to meet the renewable energy commitments of 225 MW of wind generation and 50 MW of biomass generation by December 31, 1998. The Governor has since signed the bill into law.

Item 2.    Management's Discussion
           and Analysis of Results of Operations

Discussion of financial condition and liquidity is omitted per conditions set forth in general instructions H (1) and (2) of Form 10-Q for wholly-owned subsidiaries. (Reduced disclosure format.)

The Company's net income for the first quarter ended March 31, 1994 was $18.3 million, up approximately $2.4 million from the net income recorded for the comparable period a year ago. The increase in net income was primarily due to additional revenues resulting from an increase in weather related energy sales and to a lesser extent due to a gas rate increase of 2.0 percent approved by the PSCW effective January 1, 1994.

ELECTRIC SALES AND REVENUES

Electric revenues for the first quarter of 1994 increased $5.2 million (5.5 percent) from the electric revenues for the first quarter of 1993. Electric sales increased 6.0 percent in the first quarter of 1994 as compared with the first quarter of 1993 mainly due to the comparably cooler temperatures in 1994. The increased electric wholesale rates effective in September of 1993 resulted in approximately $0.2 million of the increase in the first quarter.


GAS SALES AND REVENUES

Gas revenues increased $4.5 million (15.5 percent) compared to the first quarter, 1993. This is largely due to a 13 percent increase in firm gas sales due to comparably cooler temperatures in 1994. Higher commodity costs resulted in approximately $1.1 million of purchased gas adjustment clause revenue increases and the forementioned gas rate increase also contributed to the increase.


OPERATING EXPENSES

Operating expenses increased $7.5 million in the first quarter of 1994 as compared to the first quarter of 1993. Gas purchased for resale increases made up $2.0 million of this increase and were the result of higher commodity costs combined with increased purchased volumes to supply the increased sales. The Company's increased electric sales during the first quarter of 1994 over the first quarter of 1993 combined with increased costs associated with the NSP System's new (effective May 1993) contract with Manitoba Hydro, resulted in the Company's fuel for electric generation and its purchased power and fuel as purchased under its interchange agreement with its parent to increase by approximately $1.7 million.

The company's Provision for Deferred Income Taxes has decreased by approximately $2.5 million as a result of debt reacquisitions that occurred in 1993. Offsetting impacts are reflected in the current income tax expense.



OTHER INCOME

There were no material changes to other income and deductions in the first quarter of 1994 as compared with the first quarter of 1993.


INTEREST CHARGES

In March 1993, the Company issued $110.0 million of first mortgage bonds due March 1, 2023 with an interest rate of 7-1/4%. The proceeds from these bonds were used to redeem $47.5 million of 9-1/4% bonds, $38.4 million of 9-3/4% bonds, and $7.8 million of 9-1/4% bonds. In October 1993, the Company issued $40.0 million of first mortgage bonds due October 1, 2003 with an interest rate of 5-3/4%. The proceeds from these bonds were used to redeem $24.3 million of 7-3/4% bonds and $10.8 million of 4-1/2% bonds.

These transactions resulted in a $0.4 million reduction in this quarter's interest charges compared to the charges of the first quarter of 1993.



PART II.  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended March 31, 1994.

                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORTHERN STATES POWER COMPANY
                                              (Registrant)


Date:      May 13, 1994                       /s/

                               Kenneth J Zagzebski
                               Controller
                               (Principal Accounting Officer)



Date:      May 13, 1994                       /s/
                               Neal A. Siikarla
                               Treasurer
                               (Principal Financial Officer)



PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                                                             Three Months
                                                                March 31
                                                            (Thousands of

                                                      1994(*)     1993(*)
    Operating revenues
     Electric......................................  $100,548     $95,313
     Gas...........................................    33,456      28,972
       Total.......................................   134,004     124,285

    Operating expenses
     Fuel for electric generation..................     1,747       1,020
     Purchased and interchange power...............    43,462      42,490
     Gas purchased for resale......................    19,912      17,935
     Administrative and general....................     7,018       6,812
     Other operation...............................    12,791      12,333
     Maintenance...................................     4,144       3,757
     Depreciation and amortization.................     7,524       6,917
     Taxes: Property and general...................     3,514       3,299
            Current income tax expense.............    10,769       6,262
            Net Provision for Deferred Income Taxes     1,091       3,619
            Net Investment tax credit adjustments..      (236)       (239)
       Total.......................................   111,736     104,205
    Operating income...............................    22,268      20,080

    Other income
     Other income and deductions - net.............        52         176
     Allowance for funds used during construction -
        Equity.....................................       152         146
      Total Other income...........................       204         322

    Income before interest charges.................    22,472      20,402

    Interest charges
     Interest on long-term debt....................     3,974       4,427
     Other interest and amortization...............       288         233
     Allowance for funds used during construction -
        Debt.......................................       (96)       (115)
       Total.......................................     4,166       4,545

    Net Income.....................................   $18,306     $15,857


                                        Statements of Retained Earnings


    Balance at beginning of period.................  $205,114    $192,816

    Net income for period..........................    18,306      15,857

      Net Additions................................    18,306      15,857

    Dividends paid.................................     6,206       5,827

    Balance at end of period.......................  $217,214    $202,846



    (*)  Unaudited

    The Notes to Financial Statements are an integral part of the Statement of Income and Retained Earnings




                           Northern States Power Company (Wisconsin)
                                         Balance Sheets

                                                            March 31  December 31
                                                                1994     1993
                                    ASSETS                   (Thousands of dollars
    UTILITY PLANT
      Electric............................................. $812,394     $810,691
      Gas..................................................   81,930       81,567
      Other................................................   44,765       43,279
          Total............................................  939,089      935,537
        Accumulated provision for depreciation............. (326,745)    (320,938)
          Net utility plant................................  612,344      614,599

    OTHER PROPERTY AND INVESTMENTS.........................    6,963        6,887

    CURRENT ASSETS
      Cash and cash equivalents............................      287          449
      Accounts receivable - net............................   41,922       37,716
      Materials and supplies - at average cost
        Fuel...............................................    3,102        2,293
        Other..............................................    5,495        8,692
      Accrued utility revenues.............................   12,914       17,230
      Prepayments and other................................    7,403        9,855
      Deferred tax asset...................................    1,242        1,254
          Total current assets.............................   72,365       77,489

    DEFERRED DEBITS
      Unamortized debt expense.............................    3,044        3,078
      Regulatory assets....................................   30,714       30,036
      Other................................................    5,521        4,890
          Total Deferred Debits............................   39,279       38,004

               TOTAL....................................... $730,951     $736,979

                                 LIABILITIES
    CAPITALIZATION
      Common Stock - authorized 870,000 shares of $100 par value,
       issued shares:  1992 and 1991, 862,000..............  $86,200      $86,200
      Premium on common stock..............................   10,461       10,461
      Retained Earnings....................................  217,214      205,114
          Total common stock equity........................  313,875      301,775

    LONG-TERM DEBT                                           217,100      217,600

          Total capitalization.............................  530,975      519,375

    CURRENT LIABILITIES
      Notes payable - parent company.......................    2,900       23,500
      Long-term debt due within one year...................      500
      Accounts payable.....................................    8,393       15,264
      Salaries, wages, and vacation pay accrued............    4,737        5,481
      Payable to affiliate companies (principally parent)..   10,858       11,636
      Federal taxes accrued................................   10,280        1,606
      Other taxes accrued..................................    3,430        2,492
      Interest accrued.....................................    4,929        4,823
      Other................................................    1,866        1,917
          Total current liabilities........................   47,893       66,719

    DEFERRED CREDITS
      Accumulated deferred income taxes....................   89,505       88,426
      Accumulated deferred investment tax credits..........   23,417       23,653
      Net deferred regulatory liability....................   22,767       22,416
      Other................................................   16,394       16,390
                                                             152,083      150,885
              TOTAL........................................ $730,951     $736,979

    (*)  Unaudited
    The Notes to Financial Statements are an integral part of the Balance Sheet.





                   Northern States Power Company (Wisconsin)
                            Statements of Cash Flows


                                                                             Three Months Ended
                                                                             March 31

                                                                             (Thousands of doll

                                                                             1994(*)   1993(*)
    Cash Flows from Operating Activities:
       Net Income........................................................... $18,306   $15,857
       Adjustments to reconcile net income to cash from operating activities
         Depreciation and amortization......................................   7,934     7,409
         Deferred income taxes..............................................   1,091     3,727
         Investment tax credit adjustments..................................    (236)     (239)
         Allowance for funds used during construction - equity..............    (152)     (146)
         Other...............................................................      0         0
       Cash provided from (used by) changes in working capital..............   7,738     4,909
       Cash provided from (used by) changes in other assets and liabilities..    (19)     (304)

      Net cash provided from operating activities                             34,662    31,213


    Cash Flows from Financing Activities:
       Issuance of long-term debt............................................      0   107,314
       Issuance (repayment) of short-term debt.............................. (20,600)  (22,000)
       Redemption of long-term debt(Including Reacquisition Premium)........       0   (99,411)
       Dividends paid.......................................................  (6,206)   (5,827)

      Net cash used for financing activities                                 (26,806)  (19,924)


    Cash Flows from Investing Activities:
       Capital expenditures.................................................  (5,619)  (11,247)
       Increase (decrease) in construction related accounts payable.........  (1,514)     (950)
       Allowance for funds used during construction - equity................     152       146
       Other................................................................  (1,037)      597

      Net cash used for investing activities                                  (8,018)  (11,454)

    Net increase (decrease) in cash and cash equivalents....................    (162)     (165)

    Cash and cash equivalents beginning of period...........................     449       881

    Cash and cash equivalents end of period.................................    $287      $716


    The Notes to Financial Statements are an integral part of the Statement of Cash Flows


