Form 10-Q
period 1994-06-30
NORTHERN STATES POWER CO /WI/
filed 1994-08-11
CIK 72909

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark one)

  X       Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended JUNE 30, 1994    Commission File Number   10-
3140

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

                  Class                   Outstanding at July
31, 1994
     Common Stock, $100 par value  862,000 Shares

     All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.
Northern States Power Company (Wisconsin)

NOTES TO FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1994 and December 31, 1993 and the results of its operations for the three and six months ended June 30, 1994 and 1993 and cash flows for each of the six months then ended.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1993 Form
10-K. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.Rate Matters

There were no changes in any of the Company's jurisdictions'
rates since the 1993     SEC Form 10-K was filed.

     The Company has offered and some of its wholesale customers have accepted discounted rates for extended term contracts.
These discounts will not materially affect the company's earnings.


2.Accounting Changes

Postemployment Benefits

Effective January 1, 1994, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 112, Accounting for Postemployment Benefits. This standard requires the accrual of certain postemployment costs (such as injury compensation and severance) that are payable in future time periods. The annual expense for costs accrued under SFAS No. 112 is not materially different than amounts recognized under the company's prior accounting method. The Company has recorded its full liability related to such costs in 1994.

Stock Compensation Expense

The FASB had previously issued an Exposure Draft considering the accrual of compensation expense related to certain stock awards beginning in 1997 with disclosure required beginning in 1994.
On June 8, 1994 the FASB decided that there would not be disclosure requirements for 1994.


3.  Contingent Liabilities

The Company is contingently liable to several financial institutions for debt incurred by companies under the Company's Economic Development Guaranty Program. At June 30, 1994, the Company was contingently liable for approximately $1.8 million under the agreements. No losses were sustained under these agreements during 1992, 1993 nor during the first six months of 1994; the Company anticipates no future material losses will result from these agreements.

4.Parent Company and Intercompany Agreement-Resolution of
Operating Contingency

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

On May 10, 1994, the Governor of the State of Minnesota signed into law a bill that authorizes NSP to install 17 dry casks at Prairie Island if the Company satisfies certain responsibilities. The first increment of five casks would be available after NSP executes an agreement with the Governor concerning the renewable energy and alternative siting commitments contained in the new law. The second increment of four casks would be available if the Minnesota Environmental Quality Board finds that NSP has applied for an alternative site license, used good faith in locating an alternative site and has committed to build or purchase 100 megawatts (MW) of wind generation. The final increment of eight casks would be available unless prior to June 1, 1999, the Legislature specifically rejects this authorization for the final eight casks, which can only happen if NSP fails to meet the renewable energy commitments of 225 MW of wind generation and 50 MW of biomass generation by December 31, 1998.
Item 2.Management's Discussion
     and Analysis of Results of Operations

Discussion of financial condition and liquidity is omitted per conditions set forth in general instructions H (1) and (2) of Form 10-Q for wholly-owned subsidiaries. (Reduced disclosure format.)

The Company's net income for the second quarter and six months ended June 30, 1994 was $3.4 million and $21.7 million, respectively. Net income decreased $2.6 million for the second quarter and $0.2 million for the six months ended June 30 from the comparable periods a year ago. The decrease in net income in the second quarter is due to increased fuel and purchased power costs and increased maintenance costs. The decrease in net income in the six months ended June 30 reflects these cost increases offset by the first quarter's increased revenue from electric sales.

ELECTRIC SALES AND REVENUES

Electric revenues for the second quarter of 1994 increased $3.3 million (3.8 percent) from the electric revenues for the second quarter of 1993. Electric sales increased 5.8 percent in the second quarter of 1994 as compared with the second quarter of 1993 mainly due to the comparably warm temperatures in June 1994. The increased electric wholesale rates effective in September of 1993 resulted in approximately $0.2 million of the increase in the second quarter.

In addition, electric revenues decreased $0.1 million because of a decrease in other operating revenue. Other operating revenues consist primarily of charges billed to Northern States Power Company, a Minnesota Corporation (Minnesota Company) through the Interchange Agreement. The Interchange Agreement is a cost-sharing arrangement between the Company and the Minnesota Company in which electric generation and transmission costs for the combined systems of the two companies are shared.

Electric revenues for the six months ended June 30, 1994, increased $8.5 million (4.7 percent) from the six months ended June 30, 1993. Electric sales revenues increased $7.9 million from the previous year. The increase was mainly due to favorable weather conditions in 1994. Also, an increase in other operating revenues of $0.6 million occurred, largely the result of Interchange Agreement revenues.


GAS SALES AND REVENUES

Gas revenues decreased $0.3 million (2.3 percent) in the second quarter 1994 compared to the second quarter 1993. This is the net result of a 14.2 percent decrease in interruptible gas sales, a 7.6 percent decrease in firm gas sales due to comparably warmer temperatures in 1994, and higher commodity costs.

Gas revenues increased $4.2 million (10.3 percent) in the first six months of 1994 compared to the first six months of 1993. This is primarily due to a $3.1 million increase in purchased gas commodity and transportation costs in purchased gas adjustment clause revenues. A 2.5 percent increase in sales due to 1994's cooler temperatures also contributed to the increase.

OPERATING EXPENSES

Operating expenses increased $5.9 million in the second quarter of 1994 as compared to the second quarter of 1993. Gas purchased for resale increases made up $1.1 million of this increase and were the result of higher commodity costs combined with increased purchased volumes to supply the increased sales. The Company's increased electric sales during the second quarter of 1994 over the second quarter of 1993 combined with increased costs associated with the NSP System's new (effective May 1993) contract with Manitoba Hydro, resulted in the Company's fuel for electric generation and its purchased power and fuel as purchased under its interchange agreement with its parent to increase by approximately $4.2 million.

In the second quarter of 1994, maintenance projects on the Company's transmission lines resulted in a $1.1 million increase over the prior year's same quarter. Depreciation on increased plant has increased by approximately $0.5 million over 1993's level. Offsetting impacts of the mentioned expense increases are reflected in the decrease of $2.2. million in current income tax expense.

Operating expenses increase $13.5 million for the six months ended June 30, 1994, compared to the same period in 1993. Gas purchased for resale increases made up $3.1 million of the increases primarily as a result of volumes purchased to supply the increase in sales. Purchased and interchange power combined with the Company' generated fuel increased by approximately $5.7 million as a result of the aforementioned sales increases and Manitoba Hydro contract. Maintenance expenses increased $1.5 million and depreciation $1.1 million.

The company's Provision for Deferred Income Taxes has decreased by approximately $2.2 million as a result of debt reacquisitions that occurred in 1993. Offsetting impacts are reflected in the current income tax expense.


OTHER INCOME

There were no material changes to other income and deductions in the first two quarters of 1994 as compared with the first two quarters of 1993.


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

These transactions were the primary reasons for a $0.4 million reduction in the second quarter's interest charges compared to the charges of the second quarter of 1993 and in a $0.7 million reduction in the first six month's interest charges compared to the charges of the first six months of 1993.

PART II.  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended June 30, 1994.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     NORTHERN STATES POWER COMPANY
     (Registrant)


Date:     August 11, 1994     /s/
     Kenneth J. Zagzebski
     Controller
     (Principal Accounting Officer)



Date:     August 11, 1994     /s/
     Neal A. Siikarla
     Treasurer
     (Principal Financial Officer)

                             Northern States Power Company (Wisconsin)
                                           Balance Sheet


                                                     June 30   December 3
                                                     1994 (*)     1993
                                    ASSETS          (Thousands of dollars
    UTILITY PLANT
      Electric...................................... $822,023   $810,691
      Gas...........................................   84,245     81,567
      Electric......................................   47,348     43,279
          Total.....................................  953,616    935,537
        Accumulated provision for depreciation...... (332,730)  (320,938)
          Net utility plant.........................  620,886    614,599

    OTHER PROPERTY AND INVESTMENTS..................    6,801      6,887

    CURRENT ASSETS
      Cash and cash equivalents.....................      309        449
      Accounts receivable - net.....................   35,728     37,716
      Materials and supplies - at average cost
        Fuel........................................    2,311      2,293
        Other.......................................    7,893      8,692
      Accrued utility revenues......................   10,016     17,230
      Prepayments and other.........................    9,853      9,855
      Deferred tax asset............................    1,537      1,254
          Total current assets......................   67,647     77,489

    DEFERRED DEBITS
      Unamortized Debt Expense .....................    2,982      3,078
      Regulatory assets ............................   31,057     30,036
      Other ........................................    4,445      4,890
        Total Deferred Debits ......................   38,484     38,004


               TOTAL................................ $733,818   $736,979


                                 LIABILITIES
    CAPITALIZATION
      Common Stock - authorized 870,000 shares of $100 par value,
       issued shares:  1992 and 1991, 862,000.......  $86,200    $86,200
      Premium on common stock.......................   10,461     10,461
      Retained Earnings.............................  214,449    205,114
          Total common stock equity.................  311,110    301,775

    LONG-TERM DEBT                                    216,600    217,600

          Total capitalization......................  527,710    519,375

    CURRENT LIABILITIES
      Notes payable - parent company................   10,700     23,500
      Long-term debt due within one year............      500          0
      Accounts payable..............................   12,334     15,264
      Salaries, wages, and vacation pay accrued.....    4,578      5,481
      Payable to affiliate companies (principally pa   11,267     11,636
      Federal taxes accrued.........................    1,970      1,606
      Other taxes accrued...........................    3,171      2,492
      Interest accrued..............................    4,816      4,823
      Other.........................................    2,859      1,917
          Total current liabilities.................   52,195     66,719

    DEFERRED CREDITS
      Accumulated deferred income taxes.............   94,488     88,426
      Accumulated deferred investment tax credits...   22,913     23,653
      Regulatory liabilities .......................   19,136     22,416
      Other.........................................   17,376     16,390
         Total Defered Credits......................  153,913    150,885

              TOTAL................................. $733,818   $736,979

    (*)  Unaudited
                  The Notes to Financial Statements are an integral part


    Northern States Power Company (Wisconsin)
        Statements of Income



                                            Three MontSix Months Ended
                                   June 30             June 30
                                  (Thousands of dollars)
                                   1994(*)    1993     1994(*)    1993
    Operating revenues
     Electric..................... $88,520   $85,255  $189,068  $180,569
     Gas..........................  11,585    11,852    45,041    40,824
       Total...................... 100,105    97,107   234,109   221,393

    Operating expenses
     Fuel for electric generation.   1,053       345     2,799     1,365
     Purchased + interchange power  43,883    40,562    87,345    83,052
     Gas purchased for resale.....  10,168     9,060    30,080    26,995
     Administrative and general...   7,245     6,652    14,263    13,464
     Other operation..............  12,373    12,106    25,164    24,439
     Maintenance..................   5,626     4,549     9,770     8,306
     Depreciation and amortization   7,568     7,082    15,092    13,999
     Taxes: Property and general..   3,436     3,203     6,950     6,502
     Current income tax expense...     375     2,535    11,145     8,797
     Net Prov - Defer Income Tax..   1,341     1,053     2,432     4,672
     Net Investment tax credit adj    (236)     (239)     (472)     (478)
       Total......................  92,832    86,908   204,568   191,113
    Operating income..............   7,273    10,199    29,541    30,280

    Other income
     Other income + deduct'n - net     141       325       194       500
     AFDC -
        Equity....................     194        92       346       238
      Total Other income..........     335       417       540       738

    Income before interest charges   7,608    10,616    30,081    31,018

    Interest charges
     Interest on long-term debt...   3,963     3,989     7,937     8,416
     Other interest + amortizat'n.     326       653       614       885
     AFDC
        Debt......................    (122)      (88)     (218)     (203)

       Total......................   4,167     4,554     8,333     9,098

    Net Income....................  $3,441    $6,062   $21,748   $21,920


    Statements of Retained Earnings


    Balance at beg. of period.....$217,214  $202,846  $205,114  $192,816

    Net income for period.........   3,441     6,062    21,748    21,920

      Net Additions...............   3,441     6,062    21,748    21,920

    Dividends paid................   6,206     5,827    12,413    11,655

    Balance at end of period......$214,449  $203,081  $214,449  $203,081

    (*)  Unaudited

    The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings



         Northern States Power Company (Wisconsin)
                  Statements of Cash Flows




                                                         Six Months Ended
                                                          June 30

                                                         (Thousands of $)

                                                          1994(*)   1993(*)
    Cash Flows from Operating Activities:
     Net Income.........................................  $21,748   $21,920
     Adj to reconcile net income to cash from operating
         Depreciation and amortization..................   15,935    15,236
         Deferred income taxes..........................    5,779     4,283
         Investment tax credit adjustments..............     (740)     (478)
         Allowance for funds used during construction -      (346)     (238)
         Other...........................................       0         0
    Cash prov. from (used by) changes in working capital    6,837     6,679
    Cash prov. from (used by) changes in oth assets+liab.  (3,633)     (443)

      Net cash provided from operating activities          45,580    46,959


    Cash Flows from Financing Activities:
     Issuance of long-term debt..........................       0   107,314
     Issuance (repayment) of short-term debt............  (12,800)  (18,850)
     Redempt'n of long-term debt(Incl. Reacquisit'n Prem     (500) (100,319)
     Dividends paid.....................................  (12,413)  (11,654)

      Net cash used for financing activities              (25,713)  (23,509)


    Cash Flows from Investing Activities:
     Capital expenditures...............................  (21,875)  (23,418)
     Increase (decrease) in const'n related accts pay         924      (764)
     AFDC - equity......................................      346       238
       Other............................................      598      (248)

      Net cash used for investing activities              (20,007)  (24,192)

    Net increase (decrease) in cash and cash equivalents     (140)     (742)

    Cash and cash equivalents beginning of period.......      449       881

    Cash and cash equivalents end of period.............     $309      $139


    The Notes to Financial Statements are an integral part of the Statement of Cash Flows