Form 10-Q
period 1994-09-30
NORTHERN STATES POWER CO /WI/
filed 1994-11-10
CIK 72909

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

   Form 10-Q
(Mark one)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1994      Commission File Number    10-3140

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days.
                          Yes   X       No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at October 31, 1994
Common Stock, $100 par value              862,000 Shares

All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

Northern States Power Company
(Wisconsin)

NOTES TO FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Northern States Power Company (Wisconsin)'s
(the Company's) financial position as of September 30, 1994 and December 31, 1993 and the results of its operations for the three and nine months ended September 30, 1994 and 1993 and cash flows for each of the nine months then ended.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1993 Form 10-K. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.Rate Matters

There were no changes in any of the Company's jurisdictions' rates since the 1993 SEC Form 10-K was filed.

The Company plans to make a filing of a proposal for a new high load factor rate with the Public Service Commission of Wisconsin in November of 1994 that, if approved, would become effective January 1, 1995. Under the proposal, qualifying customers would receive a credit on their bills of up to 3 percent, depending on load factor. This is expected to reduce 1995 revenues by approximately $1.3 million.

The Company has offered and some of its wholesale customers have accepted discounted rates for extended term contracts. These discounts will not materially affect the Company's earnings.

2.        Accounting Changes

Postemployment Benefits

Effective January 1, 1994, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 112, Accounting for Postemployment Benefits. This standard requires the accrual of certain postemployment costs (such as injury compensation and severance) that are payable in future time periods. The annual expense for costs accrued under SFAS No. 112 is not materially different than amounts recognized under the Company's prior accounting method. The Company has recorded as expense its full liability related to such costs in 1994.

Stock Compensation Expense

The Financial Accounting Standards Board (FASB) had previously issued an Exposure Draft considering the accrual of compensation expense related to certain stock awards beginning in 1997 with disclosure required beginning in 1994. On June 8, 1994, the FASB agreed that no disclosure requirements are required for 1994.


3.       Contingent Liabilities

The Company is contingently liable to several financial institutions for debt incurred by companies under the Company's Economic Development Guaranty Program. At September 30, 1994, the Company was contingently liable for approximately $1.9 million under the agreements. No losses were sustained under these agreements during 1992, 1993 nor during the first nine months of 1994; the Company anticipates no future material losses will result from these agreements.

4.        Parent Company and Intercompany Agreement-Resolution of
          Operating Contingency

Although the Company does not own a nuclear facility, any impacts on such facilities owned by Northern States Power Company (Minnesota), the parent company, would be a cost included under the Interchange Agreement and the Company would be charged its proportion of the impact.

The parent company proposed construction of a temporary onsite dry cask (container) storage facility for spent nuclear fuel at its Prairie Island Nuclear Generating Plant (Prairie Island). The on-site storage pool was essentially filled in June 1994.

On May 10, 1994, the Governor of the State of Minnesota signed into law a bill that authorizes NSP to install 17 dry casks at Prairie Island if the Company satisfies certain responsibilities. NSP executed an agreement with the Governor concerning the renewable energy and alternative siting commitments contained in the new law and is authorized the first increment of five casks. The second increment of four casks would be available if the Minnesota Environmental Quality Board finds that NSP has applied for an alternative site license, used good faith in locating an alternative site and has committed to build or purchase 100 megawatts (MW) of wind generation. The final increment of eight casks would be available unless prior to June 1, 1999, the Legislature specifically revokes this authorization for the final eight casks, which can only happen if an alternative storage site is not operational or under construction or if NSP fails to meet certain renewable energy commitments by December 31, 1998.

Item 2.       Management's Discussion and Analysis of Results of
              Operations

Discussion of financial condition and liquidity is omitted per conditions set forth in general instructions H (1) and (2) of Form 10-Q for wholly-owned subsidiaries. (Reduced disclosure format.)

The Company's net income for the third quarter and nine months ended September 30, 1994 was $4.9 million and $26.6 million, respectively. Net income increased $1.1 million for the third quarter and $1.0 million for the nine months ended September 30 from the comparable periods a year ago. The increase in net income in the third quarter is due to increased revenues from electric sales and an adjustment to income taxes. The increase in net income in the nine months ended September 30 reflects these items and increased gas revenues from sales.

ELECTRIC SALES AND REVENUES

Electric revenues for the third quarter of 1994 increased $2.1 million (2.4 percent) from the electric revenues for the third quarter of 1993. Electric sales increased 2.2 percent in the third quarter of 1994 as compared with the third quarter of 1993 due to the comparably warm temperatures in September 1994 and increased sales to large commercial and industrial customers who have expanded their facilities. The increased electric wholesale rates effective in September of 1993 resulted in approximately $0.1 million of the increase in the third quarter.

In addition, electric revenues increased $0.8 million because of an increase in other operating revenue. Other operating revenues consist primarily of charges billed to Northern States Power Company, a Minnesota Corporation (Minnesota Company) through the Interchange Agreement. The Interchange Agreement is a cost-sharing arrangement between the Company and the Minnesota Company in which electric generation and transmission costs for the combined systems of the two companies are shared.

Electric revenues for the nine months ended September 30, 1994, increased $10.6 million (3.9 percent) from the nine months ended September 30, 1993. Electric sales revenues increased $9.2 million, a
4.3 percent increase over the first nine months of 1993, as a result of 1994's weather and customer usage, especially in the large commercial and industrial class where several customers' facilities have expanded their operations increasing electricity needs.

Also, electric revenues increased $1.4 million because of an increase in other operating revenue, largely the Interchange Agreement billing to the Minnesota Company. The Wisconsin Company's fuel for electric generation has increased as a result of system reliability requirements and various outages; such fuel increases are included in the billing to the Minnesota Company, causing the increase over 1993 levels.

GAS SALES AND REVENUES

Gas revenues increased $1.2 million (14.5 percent) and $5.4 million (11.0 percent) in the third quarter and in the first nine months of 1994, respectively, compared to the same periods of 1993. This is primarily due to increases in purchased gas commodity and transportation costs in purchased gas adjustment clause revenues. The third quarter's 12.5 percent increase and the first nine months' 4.4 percent increase in sales due to customer and usage increases more than offset the impact of 1994's temperatures being slightly milder than those of 1993.

Additionally, gas revenues during the three months ending September of 1994 increased by
$0.7 million as a result of an adjustment increasing unbilled gas revenues due to reducing the 1994 loss factor affecting all nine months' revenues.

OPERATING EXPENSES

Operating expenses increased $1.8 million in the third quarter of 1994 as compared to the third quarter of 1993. Gas purchased for resale increases made up $0.5 million of this increase and were the result of higher commodity costs combined with increased purchased volumes to supply the increased sales. The Company's increased electric sales during the third quarter of 1994 over the third quarter of 1993 resulted in the Company's fuel for electric generation and its purchased power and fuel as purchased under its interchange agreement with its parent to increase by approximately $2.0 million.

Depreciation from increases in the Company's plant in service increased $0.6 million in the third quarter of 1994 over the same quarter of 1993.

Offsetting impacts of the mentioned expense increases are reflected in the decrease of $5.8 million in current income tax expense. The transfer of $3.1 million from current tax to deferred tax expense due to a 1992 amendment to the filed tax return caused the current income tax to decrease. An adjustment of $1.6 million decreasing current tax expense was made in September 1994. This amount resulted from updating the status of the estimated income tax payments expected to be incurred as a result of unaudited tax years.

Operating expenses increased $15.3 million (5.4 percent) for the nine months ended September 30, 1994, compared to the same period in 1993. Gas purchased for resale increases made up $3.6 million of the increases primarily as a result of volumes purchased to supply the increase in sales. Purchased and interchange power combined with the Company' generated fuel increased by approximately $7.7 million as a result of the aforementioned sales increases combined with increased costs associated with the NSP System's new (effective May 1993) contract with Manitoba Hydro. Maintenance projects on the Company's transmission lines were largely the cause of an increase of $1.7 million over the 1993 same nine months and depreciation increased $1.7 million over the same period as a result of added plant in service.

The company's Provision for Deferred Income Taxes has increased by approximately $1.1 million. This is a net result of debt reacquisitions that occurred in 1993 and the aforementioned transfer from current tax to deferred tax. Offsetting impacts are reflected in the current income tax expense for the aforementioned reasons.


OTHER INCOME

There were no material changes to other income and deductions in the first three quarters of 1994 as compared with the first three quarters of 1993.


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

The lower interest costs resulting from these transactions were the primary reason for a $0.3 million reduction in the first nine month's interest charges compared to the charges of the first nine months of 1993. During the third quarter of 1994, interest costs were recorded to reflect current estimations of income tax payments expected from future IRS issues, causing the quarter's interest costs to increase $0.5 from the levels of the third quarter of 1993.


PART II.  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

 4.01     Copy of Supplemental Trust Indenture, dated March 1, 1982.

27.01     Financial Data Schedule - UT

There were no reports on Form 8-K filed for the nine months ended
September 30, 1994.


         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NORTHERN STATES POWER COMPANY
                                                     (Registrant)


Date: November 10, 1994                   Kenneth J. Zagzebski
                                          Controller
                                          (Principal Accounting Officer)



Date: November 10, 1994                    Neal A. Siikarla
                                           Treasurer
                                           (Principal Financial Officer)

EXHIBIT 4.01   COPY OF SUPPLEMENTAL TRUST INDENTURE, DATED MARCH 1, 1982.

                                SUPPLEMENTAL TRUST INDENTURE

                                     FROM



                                   NORTHERN STATES POWER COMPANY
                                     (a Wisconsin corporation)



                                                TO



                                   FIRST WISCONSIN TRUST COMPANY
                                              TRUSTEE






                                        DATED MARCH 1, 1982






                                  SUPPLEMENTAL TO TRUST INDENTURE

                                        DATED APRIL 1, 1947

                                         Table of Contents


                                                                    Page
Parties                                                               1

Recitals                                                              1

Form of Bond of Series due March 1, 2012                              1

Form of Trustee's Certificate                                         4

Further Recitals                                                      4

                                            ARTICLE I.
                         SPECIFIC SUBJECTION OF ADDITIONAL PROPERTY TO THE
                                  LIEN OF THE ORIGINAL INDENTURE
Section 1.01- Grant of certain property, including personal property to comply with the Uniform Commercial Code, subject to permissible encumbrances and other exceptions contained in Original Indenture.


                                ARTICLE II.
                                FORM AND EXECUTION OF BONDS OF SERIES
                                DUE MARCH 1, 2012

Section      2.01-         Terms of Bonds                            5
Section      2.02-         Redemption of Bonds                       7
Section      2.03-         Interchangeability of Bonds               7
Section      2.04-         Charges for exchange or transfer of Bonds 7

                                ARTICLE III.
                                APPOINTMENT OF AUTHENTICATING AGENT
Section      3.01-         Appointment of agent or agents for Bonds of Series
                               due March 1, 2012                   8
Section      3.02-(a)      Qualifications of agents                8
                  (b)      Continuation of agent upon merger or
                                    consolidation                  8
                  (c)      Termination of successor agent          8
                  (d)      Compensation of agent                   8
Section      3.03-         Form of alternate certificate of authentication  8
Section      3.04-         Limit on location and number of agents  9


                                ARTICLE IV
                                MISCELLANEOUS
                                                                  Page
Section 4.01-              Recitals of fact, except as stated, are statements
                               of the Company                       9
Section 4.02-              Supplemental Trust Indenture to be construed as a
                               part of the Original Indenture,
                               as supplemented                      9

Section 4.03-(a)           Trust Indenture Act to control           9

             (b) Severability of conditions contained in Supplemental Trust Indenture
                           and Bonds ..                             9

Section 4.04- Word "Indenture" as used herein includes in its meaning the Original Indenture and
                           all indentures supplemented thereto      9

Section 4.05- References to either party in Supplemental Trust Indenture include successors or assigns 9

Section 4.06-(a)           Provision for execution in counterparts  9

             (b)           Table of Contents and descriptive headings of
                           Articles not to affect meaning           9


Schedule A                              A-1

Supplemental Trust Indenture, made as of the first day of March, 1982, by and between NORTHERN STATES POWER COMPANY, a corporation duly organized and existing under and by virtue of the laws of the State of Wisconsin, having its principal office In the City of Eau Claire, in said State (herein called the Company), party of the first part, and First Wisconsin Trust Company, a corporation duly organized and existing under and by virtue of the laws of the State of Wisconsin, having its principal office in the City of Milwaukee, in said State, as Trustee (herein called the Trustee), party of the second part;

                           Witnesseth:


                           WHEREAS, the Company has heretofore executed and
delivered to the Trustee its Trust Indenture (herein referred to as the Original Indenture), made as of April 1, 1947, whereby the Company granted, bargained, sold, warranted, released, conveyed, assigned, transferred, mortgaged, pledged, set over, and confirmed to the Trustee, and to its respective successors in trust, all property, real, personal, and mixed then owned or thereafter acquired or to be acquired by the Company (except as therein excepted from the lien thereof) and subject to the rights reserved by the Company in and by the provisions of the Original Indenture, to be held by said Trustee in trust in accordance with the provisions of the Original Indenture for the equal pro rata benefit and security of all and every of the bonds issued and to be issued thereunder in accordance with the provisions thereof; and

                           WHEREAS, Section 2.01 of the Original Indenture
provides that bonds may be issued thereunder in one or more series, each series to have such distinctive designation as the Board of Directors of the Company may select for such series; and

                           WHEREAS, the Company has heretofore executed and
delivered to the Trustee the following Supplemental Trust Indentures which, in addition to conveying, assigning, transferring, mortgaging, pledging, setting over, and confirming to the Trustee, and its respective successors in said trust, additional property acquired by it subsequent to the preparation of the next preceding Supplemental
Trust Indenture and adding to the covenants, conditions, and agreements of the Original Indenture certain additional covenants, conditions, and agreements to be observed by the Company, created the following series of First Mortgage Bonds:

Date of Supplemental Trust Indenture               Designation of Series

                     March 1, 1949         Series due March 1, 1979 (retired)
                     June 1, 1957          Series due June 1, 1987
                     August 1, 1964        Series due August 1, 1994
                     December 1, 1969      Series due December 1, 1999
                     September 1,1973      Series due October 1, 2003
                     February 1, 1982      Pollution Control Series A; and

       WHEREAS, the Company is desirous of providing for the creation under the Original Indenture of a new series of bonds designated "First Mortgage Bonds, Series due March 1, 2012," the bonds of said series to be issued as registered bonds without coupons in denominations of a multiple of $1000, and the bonds of said series are to be substantially in the form and of the tenor following, with the redemption prices inserted therein in conformity with the provisions of Section 2.02 hereof, to-wit:

                            (Form of Bond of Series due March 1, 2012)

                                   NORTHERN STATES POWER COMPANY

                      (Incorporated under the laws of the State of Wisconsin)

                                        First Mortgage Bond
                                     Series due March 1, 2012

No._________                               $_______
    NORTHERN STATES POWER COMPANY, a corportation organized and existing under and by virtue of the laws of the State of Wisconsin (hereinafter called the Company), for value received, hereby promises to pay to _________________________________________________ or
registered assigns, at the office of First Wisconsin

Trust Company, at Milwaukee, Wisconsin, or, at the option of the registered holder, at the agency of the Company in Chicago, Illinois, or at the agency of the Company in the Borough of Manhattan, City and State of New York, the sum of Dollars in lawful money of the United States of America, on the first day of March, 2012, and to pay interest hereon from the date hereof at the rate of sixteen per cent per annum, in like money, until the principal hereof becomes due and payable; said interest being payable at the option of the person entitled to such interest either at the office of First Wisconsin Trust Company, at Milwaukee, Wisconsin, or at the agency of the Company in Chicago, Illinois, or at the agency of the Company in the Borough of Manhattan, City and State of New York, on the first day of March and on the first day of September in each year; provided that as long as there is no existing default in the payment of interest and except for the payment of defaulted interest, the interest payable on any March 1 or September 1 will be paid to the person in whose name this bond was registered at the close of business on the record date (the February 18 prior to such March 1 or the August 21 prior to such September 1 unless any such date is not a business day, in which event it will be the next preceding business day).

       This bond is one of a duly authorized issue of bonds of the Company, known as its First Mortgage Bonds, of the series and designation indicated on the face hereof, which issue of bonds consists, or may consist, of several series of varying denominations, dates and tenors, all issued and to be issued under and equally secured (except in so far as a sinking fund, or similar fund, established in accordance with the provisions of the Indenture may afford additional security for the bonds of any specific series) by a Trust Indenture dated April 1, 1947 and Supplemental Trust Indentures dated March 1,1949, June 1, 1957, August 1,1964, December 1, 1969, September 1, 1973, February 1, 1982, and March 1, 1982 (all of which instruments are herein collectively called the Indenture) executed by the Company to First Wisconsin Trust Company (herein called the Trustee), as Trustee, to which Indenture reference is hereby made for a description of the property mortgaged and pledged, the nature and extent of the security, the rights of the holders of the bonds as to such security, and the terms and conditions upon which the bonds may be issued under the Indenture and are secured. The principal hereof may be declared or may become due on the conditions, in the manner and at the time set forth in the Indenture, upon the happening of a completed default as in the Indenture provided.

       With the consent of the Company and to the extent permitted by and as provided in the Indenture, the rights and obligations of the Company and of the holders of the bonds, and the terms and provisions of the Indenture and of any instruments supplemental thereto may be modified or altered by affirmative vote of the holders of at least seventy per cent in principal amount of the bonds then outstanding under the Indenture and any instruments supplemental thereto (excluding bonds disqualified from voting by reason of the interest of the Company or of certain related persons therein as provided in the Indenture); provided that no such modification or alteration shall permit the extension of the maturity of the principal of this bond or the reduction in the rate of interest hereon or any other modification in the terms of payment of such principal or interest or the taking of certain other action as more fully set forth in the Indenture, without the consent of the holder hereof.

       The Company and the Trustee may deem and treat the person in whose name this bond is registered as the absolute owner hereof for the purpose of receiving payment of or on account of the principal hereof and interest hereon and for all other purposes and shall not be affected by any notice to the contrary.

       At the option of the Company, and upon not less than thirty days' previous notice by publication in one daily newspaper printed in the English language published and of general circulation in Milwaukee, Wisconsin, and in one daily newspaper printed in the English language published and of general circulation in Chicago, Illinois, and in one daily newspaper printed in the English language published and of general circulation in the Borough of Manhattan, City and State of New York, in the manner and with the effect provided in the Indenture, any or all of the bonds of this series may be redeemed, other than for the Sinking Fund provided for bonds of this series, by the Company on any date by the payment of principal, the accrued interest to the date of redemption and the applicable premium on the principal amount, specified in the tabulation below under the heading "Regular
Redemption Premium," provided, however, that no bond of the Series due March 1, 2012 shall be redeemed prior to March 1, 1987, directly or indirectly from the proceeds of or in anticipation of any refunding operation involving the incurring of debt which has an effective interest cost to the Company, computed in accordance with generally accepted financial practice, of less than the effective interest cost to the Company of the bonds of the Series due March l, 2012; and this bond is entitled to the benefits of and subject to call for redemption for the Sinking Fund on June 1 of each year beginning 1983, upon like notice and in the manner and with the effect provided in the Indenture, by the payment of principal amount and the accrued interest thereon to the date of redemption:

              If Redeemed During the                           Regular
               Twelve Month Period                           Redemption
                 Beginning March 1                             Premium




(Redemption premiums are to be inserted in each bond in conformity with Section 2.02)


       This bond is transferable as prescribed in the Indenture by the registered holder hereof in person, or by his duly authorized attorney, at the office of the Trustee at Milwaukee, Wisconsin, or at the option of such holder at the agency of the Company in Chicago, Illinois, or at the agency of the Company in the Borough of Manhattan, City and State of New York, or elsewhere if authorized by the Company, upon surrender and cancellation of this bond, and thereupon a new bond or bonds of the same series and of a like aggregate principal amount will be issued to the transferee in exchange therefor as provided in the Indenture, upon payment of taxes or other governmental charges, if any, that may be imposed in relation thereto.

       Bonds of this series are interchangeable as to denominations in the manner and upon the conditions prescribed in the Indenture.

       No charge shall be made by the Company for any exchange or transfer of bonds of the Series due March 1, 2012, other than for taxes or other governmental charges, if any, that may be imposed in relation thereto.

       No recourse shall be had for the payment of principal of, premium, if any, or interest on this bond, or any part thereof, or of any claim based hereon or in respect hereof or of the Indenture, against any incorporator, or any past, present, or future stockholder, officer or director of the Company or of any predecessor or successor corporation, either directly or through the Company, or through any such predecessor or successor corporation, or through any receiver or a trustee in bankruptcy, whether by virtue of any constitution, statute, or rule of law or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released, as more fully provided in the Indenture.

       This bond shall not be valid or become obligatory for any purpose unless and until the certificate of authentication hereon shall have been signed by or on behalf of First Wisconsin Trust Company, as Trustee under the Indenture, or its successor thereunder.

      IN WITNESS WHEREOF, NORTHERN STATES POWER COMPANY has caused this bond to be signed in its name by its President or a Vice President or with the facsimile signature of its President, and its corporate seal, or a facsimile thereof, to be hereto affixed and attested by its Secretary or an Assistant Secretary or with the facsimile signature of its Secretary.



      Dated_______            NORTHERN STATES POWER COMPANY




      Attest:   By __________________________________________
               _______________________President
         _______________________ Secretary

                                (Form of Trustee's Certificate)

       This bond is one of the bonds of the Series designated therein, described in the within-mentioned Indenture.
       First Wisconsin Trust Company, as Trustee.


       By_______________________________

        Authorized Officer.
and

       WHEREAS, the Company is desirous of assigning, conveying, mortgaging, pledging, transferrIng, setting over and confirming to the Trustee and to its respective successors in trust, additional property acquired by it subsequent to the date of the preparation of the Supplemental Trust Indenture dated February 1, 1982; and

       WHEREAS, Sections 4.01 and 21.03 of the Original Indenture provide in substance that the Company and the Trustee may enter into indentures supplemental thereto for the purposes, among others, of creating and setting forth the particulars of any new series of bonds and of providing the terms and conditions of the issue of the bonds of any series not expressly provided for in the Original Indenture and of assigning, conveying, mortgaging, pledging, transferring, setting over, and confirming to the Trustee additional property of the Company, and for any other purpose not inconsistent with the terms of the Original Indenture; and

       WHEREAS, the execution and delivery of this Supplemental Trust Indenture have been duly authorized by a resolution adopted by the Board of Directors of the Company; and

       WHEREAS, the Trustee has duly determined to execute this Supplemental Trust Indenture and to be bound, in so far as it may lawfully do so, by the provisions hereof;

      Now, THEREFORE, THIS INDENTURE WITNESSETH:


      Northern States Power Company, in consideration of the premises and of one dollar ($1) to it duly paid by the Trustee at or before the ensealing and delivery of these presents, the receipt whereof is hereby acknowledged, and other good and valuable considerations, does hereby covenant and agree to and with First Wisconsin Trust Company, as Trustee, and its successors in the trust under the Indenture for the benefit of those who hold or shall hold the bonds, or any of them, issued or to be issued thereunder, as follows:


                                            ARTICLE I.

                           SPECIFIC SUBJECTION OF ADDITIONAL PROPERTY TO

                                THE LIEN OF THE ORIGINAL INDENTURE


       SECTION 1.01. The Company in order better to secure the payment, both of the principal and interest, of all bonds of the Company at any time outstanding under the Indenture according to their tenor and effect and the performance of and compliance with the covenants and conditions in the Indenture contained, has granted, bargained, sold, warranted, released, conveyed, assigned, transferred, mortgaged, pledged, set over, and confirmed and by these presents does grant, bargain, sell, warrant, release, convey, assign, transfer, mortgage, pledge, set over, and confirm unto First Wisconsin Trust Company, as Trustee, and to its respective successors in said trust forever, subject to the rights reserved by the Company in and by the provisions of the Indenture, all of the property described and mentioned or enumerated in a schedule hereto annexed and marked Schedule A, reference to said schedule being hereby made with the same force and effect as if the same were incorporated herein at length; together with all and singular the tenements, hereditament and appurtenances belonging or in any wise appertaining to the aforesaid property or any part thereof with the reversion and reversions, remainder and remainders, tolls, rents and revenues, issues, income, product, and profits thereof;

       Also, in order to subject all of the personal property and chattels of the Company to the lien of the Indenture in conformity with the provisions of the Uniform Commercial Code of the State of Wisconsin, all steam, hydro and other electric generating plants, including buildings and other structures, turbines, generators, boilers, condensing equipment, and all other equipment; substations; electric transmission and distribution systems, including structures, poles, towers, fixtures, conduits, insulators, wires, cables, transformers, services and meters; steam and hot water heating mains and equipment; gas generating and coke plants, including buildings, holders and other structures, boilers and other boiler plant equipment, benches, retorts, coke ovens, water gaskets, condensing and purification equipment, piping and other accessory works equipment; gas transmission and distribution systems, including structures, mains, compressor stations, purifier stations, pressure holders, governors, services and meters; office, shop, garage and other general buildings and structures, furniture and fixtures; and all municipal and other franchises and all leaseholds, licenses, permits, and privileges; all as now owned or hereafter acquired by the Company pursuant to the provisions of the Original Indenture; and

       All the estate, right, title and interest and claim whatsoever, at law as well as in equity, which the Company now has or may hereafter acquire in and to the aforesaid property and franchises and every part and parcel thereof;

       Excluding, however, (1) all shares of stock, bonds, notes, evidences of indebtedness and other securities other than such as may be or are required to be deposited from time to time with the Trustee in accordance with the provisions Of the Indenture; (2) cash on hand and in banks other than such as may be Or is required to be deposited from time to time with the Trustee in accordance with the provisions of the Indenture; (3) contracts, claims, bills and accounts receivable and choses in action other than such as may be Or are required to be from time to time assigned to the Trustee in accordance with the provisions of the Indenture; (4) motor vehicles; (5) any stock of goods, wares and merchandise, equipment, and supplies acquired for the purpose of sale or lease in the usual course of business or for the purpose of consumption in the operation, construction or repair of any of the properties of the Company; and (6) the properties described in Schedule B annexed to the Original Indenture;

       To have and to hold all said property, real, personal and mixed, mortgaged, pledged or conveyed by the Company as aforesaid, or intended so to be, unto the Trustee and its successors and assigns forever, subject, however, to permissible encumbrances as defined in
Section 1.09 of the Original Indenture and to the further reservations, covenants, conditions, uses and trusts set forth in the Indenture; in trust nevertheless for the same purposes and upon the same conditions as are set forth in the Indenture.


                                            ARTICLE II.
                FORM AND EXECUTION OF BONDS OF SERIES DUE MARCH 1, 2012


       SECTION 2.01. There is hereby created, for issuance under the Original Indenture, a series of bonds designated Series due March 1, 2012, each of which shall bear the descriptive title "First Mortgage Bond, Series due March 1, 2012" and the form thereof shall contain suitable provisions with respect to the matters hereinafter specified in this Section. The bonds of said series shall be substantially of the tenor and purport herein-before recited. The bonds of said series shall mature March 1, 2012, and shall be issued as registered bonds without coupons in denominations of a multiple of $1000. The bonds of said series shall bear interest at the rate of 16% per annum payable semi-annually on March 1 and September 1 of each year, and the principal shall be payable at the office of the Trustee at Milwaukee, Wisconsin, or, at the option of the registered holder, at the agency of the Company in Chicago, Illinois, or at the agency of the Company in the Borough of Manhattan, City and State of New York, in lawful money of the United States of America, and the interest shall be payable in like money at the option of the person entitled to such interest at said office of the Trustee at Milwaukee, Wisconsin, or at the agency of the Company in Chicago, Illinois, or at the agency of the Company in the Borough of Manhattan, City and State of New York. Bonds of the Series due March 1, 2012, shall be dated as of the interest payment date next preceding the authentication thereof by the Trustee except that (i) if any bond shall be authenticated before September 1, 1982, it shall be dated as of March 1, 1982, unless (iii) below is applicable, (ii) if the Company shall at the time of the authentication of a bond of the Series due March 1, 2012, be in default in the payment of interest upon the bonds of the Series due March 1, 2012, such bond shall be dated as of the date of the beginning of the period for which such interest is so in default, and
(iii) as long as there is no existing default in the payment of interest on the bonds of the

Series due March 1, 2012, if any bond of the Series due March l, 2012, shall be authenticated after the close of business on any Record Date but on or prior to the interest payment date relating to such Record Date, it shall be dated as of such interest payment date.

       As long as there is no existing default in the payment of interest on the bonds of the Series due March 1, 2012, the person in whose name any bond of the Series due March 1, 2012, is registered at the close of business on any Record Date with respect to any interest payment date shall be entitled to receive the interest payable on such interest payment date notwithstanding any transfer or exchange of such bond of the Series due March 1, 2012, subsequent to the Record Date and on or prior to such interest payment date, except as and to the extent the Company shall default in the interest due on such interest payment date, in which case such defaulted interest shall be paid to the person in whose name such bond of the Series due March 1, 2012, is registered on a Special Record Date for the payment of such defaulted interest to be fixed by the Trustee, notice whereof shall be given to the registered holder of any bond of the Series due March 1, 2012, not less than 10 days prior to such Special Record Date, or may be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the bonds of the Series due March 1, 2012, may be listed, and upon such notice as may be required by such exchange.

       The term "Record Date" as used herein with respect to any interest payment date (March 1 or September 1) shall mean the February 18 prior to such March 1 or August 21 prior to such September 1 unless such February 18 or August 21 shall not be a business day, in which event "Record Date" shall mean the next preceding business day. The term "business day" as used herein shall mean any day other than a Saturday or a Sunday or a day on which the office of the Trustee in the City of Milwaukee, Wisconsin, is closed pursuant to authorization of law.

       As used in this Section 2.01, the term "default in the payment of interest" means failure to pay interest on the applicable interest payment date disregarding any period of grace permitted by the Indenture.

       The "Special Record Date" as used herein shall be fixed in the following manner. The Company shall notify the Trustee in writing of the amount of defaulted interest proposed to be paid on each bond of the Series due March 1, 2012, and the date of the proposed payment, and at the same time the Company shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such defaulted interest or shall make arrangements satisfactory to the Trustee for such deposit prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the persons entitled to such defaulted interest as provided in this Section 2.01. Thereupon the Trustee shall fix a Special Record Date for the payment of such defaulted interest which shall be not more than 15 nor less than 10 days prior to the date of the proposed payment and not less than 10 days after the receipt by the Trustee of the notice of the proposed payment. The Trustee shall promptly notify the Company of such Special Record Date and, in the name and at the expense of the Company, shall cause notice of the proposed payment of such defaulted interest and the Special Record Date therefor to be mailed, first class postage prepaid, to each holder of the bonds of the Series due March 1, 2012, at his address as it appears in the bond register, not less than 10 days prior to such Special Record Date. The Trustee may, in its discretion, in the name and at the expense of the Company, cause a similar notice to be published at least once in an English language newspaper of general circulation in Milwaukee, Wisconsin, Chicago, Illinois, or New York, New York, but such publication shall not be a condition precedent to the establishment of the Special Record Date. Notice of the proposed payment of such defaulted interest and the Special Record Date therefor having been mailed as aforesaid, such defaulted interest shall be paid to the persons in whose names the bonds of the Series due March 1, 2012, are registered on such Special Record Date and shall not be payable pursuant to the paragraph immediately following in this Section 2.01.

       The Company may make payment of any defaulted interest in any other lawful manner not inconsistent with the requirements of any securities exchange on which the bonds of the Series due March 1, 2012, may be listed, and upon such notice as may be required by such exchange, if after notice is given by the Company to the Trustee of the proposed payment pursuant to this Section 2.01, such payment shall be deemed practicable by the Trustee.

       SECTION 2.02. The bonds of the Series due March 1, 2012, shall be redeemable, other than for the Sinking Fund for bonds of that series provided for in Article XIII of the Original Indenture, at the option of the Company as a whole or in part on any date upon not less than 30 days' previous notice to be given in the manner and with the effect provided in Section 10.02 of the Original Indenture at the principal amount thereof and accrued interest thereon to the date of redemption, and the applicable premium on the principal amount specified in the tabulation below under the heading "Regular Redemption Premium," provided, however, that no bond of the Series due March 1, 2012, shall be redeemed prior to March 1, 1987, directly or indirectly from the proceeds of or in anticipation of any refunding operation involving the incurring of debt which has an effective interest cost to the Company, computed in accordance with generally accepted financial practice, of less than the effective interest cost to the Company of the bonds of the Series due March 1, 2012; and the bonds of the Series due March 1, 2012, shall be subject to call for redemption for the Sinking Fund on June 1 Of each year beginning 1983, upon not less than 30 days' previous notice to be given in the manner and with the effect provided in Article XIII of the Original Indenture and in Section
10.02 of the Original Indenture at the principal amount thereof plus accrued interest thereon to the date of redemption:

If Redeemed During        Regular       If Redeemed During             Regular
the Twelve Month Period   Redemption    the Twelve Month Period     Redemption
Beginning March l         Premium       Beginning March 1              Premium

     1982                   14.75%              1997                    7.13%
     1983                   14.25%              1998                    6.62%
     1984                   13.74%              1999                    6.11%
     1985                   13.23%              2000                    5.60%
     1986                   12.72%              2001                    5.09%
     1987                   12.21%              2002                    4.58%
     1988                   11.70%              2003                    4.07%
     1989                   11.19%              2004                    3.57%
     1990                   10.69%              2005                    3.06%
     1991                   10.18%              2006                    2.55%
     1992                    9.67%              2007                    2.04%
     1993                    9.16%              2008                    1.53%
     1994                    8.65%              2009                    1.02%
     1995                    8.14%              2010                    0.51%
     1996                    7.63%              2011                     None

The redemption prices of the bonds of the Series due March 1, 2012, need not be specified in any temporary bond of said series if an appropriate reference be made in said temporary bond to the provisions of this Section.

       SECTION 2.03. The registered holder of any bond or bonds of the Series due March 1, 2012, at his option may surrender the same at the office of the Trustee at Milwaukee, Wisconsin, or at the agency of the Company in Chicago, Illinois, or at the agency of the Company in the Borough of Manhattan, City and State of New York, or elsewhere if authorized by the Company, for cancellation, in exchange for other bonds of the said series of the same aggregate principal amount, bearing interest as provided in Section 2.09 of the Original Indenture thereupon, and upon receipt of any payment required under the provisions of Section 2.04 hereof, the Company shall execute and deliver to the Trustee and the Trustee shall authenticate and deliver such other registered bonds to such registered holder at its office or at any other place specified as aforesaid.

       SECTION 2.04. No charge shall be made by the Company for any exchange or transfer of bonds of the Series due March 1, 2012, other than for taxes or other governmental charges, if any, that may be imposed in relation thereto.

                                           ARTICLE III.
                                APPOINTMENT OF AUTHENTICATING AGENT

      SECTION 3.01. The Trustee shall, if requested in writing so to do by the Company, promptly appoint an agent Or agents of the Trustee who shall have authority to authenticate registered bonds of the Series due March l, 2012, in the name and on behalf of the Trustee. The Trustee shall publish notice of any such appointment at least once in a daily newspaper printed in the English language and of general circulation in the city and state wherein the principal place of business Of such authenticating agent is located. Such appointment by the Trustee shall be evidenced by a resolution of the Board of Directors of the Trustee delivered to the Company prior to the effectiveness of such appointment.

      SECTION 3.02. (a) Any such authenticating agent shall be acceptable to the Company and shall at all times be a corporation which is organized and doing business under the laws of the United States or of any State, is authorized under such laws to act as authenticating agent, has a combined capital and surplus of at least $10,000,000, and is subject to supervision or examination by Federal or State authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the aforesaid supervising or examining authority, then for the purposes of this Section 3.02 the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published.

      (b) Any corporation into which any authenticating agent may lawfully be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion, or consolidation to which any authenticating agent shall be a party, or any corporation succeeding to the corporate agency business of any authenticating agent, shall continue to be the authenticating agent without the execution or filing of any paper or any further act on the part of the Trustee or the authenticating agent.

      (c) Any authenticating agent may at any time resign by giving written notice of resignation to the Trustee and to the Company. The Trustee may at any time, and upon written request of the Company to the Trustee shall, terminate the agency of any authenticating agent by giving written notice of termination to such authenticating agent and to the Company. Upon receiving such a notice of resignation or upon such a termination, or in case at any time any authenticating agent shall cease to be eligible in accordance with the provisions of this
Section 3.02, the Trustee, unless otherwise requested in writing by the Company, promptly shall appoint a successor authenticating agent, which shall be acceptable to the Company, and shall publish notice of such appointment at least once in a daily newspaper printed in the English language and of general circulation in the city and state wherein the principal place of business of such successor authenticating agent is located. Any successor authenticating agent upon acceptance of its appointment hereunder shall become vested with all the rights, powers, duties, and responsibilities of its predecessor hereunder, with like effect as if originally named. No successor authenticating agent shall be appointed unless eligible under the provisions of this Section 3.02.

      (d) The Trustee agrees to pay to any authenticating agent, appointed in accordance with the provisions of this Section 3.02, reasonable compensation for its services, and the Trustee shall be entitled to be reimbursed for such payments.

      SECTION 3.03. If an appointment is made pursuant to this Article III, the registered bonds of the Series due March 1, 2012, shall have endorsed thereon, in addition to the Trustee's Certificate, an alternate Trustee's Certificate in the following form:

      This bond is one of the bonds of the Series designated therein, described in the within-mentioned Indenture.


     FIRST WISCONSIN TRUST COMPANY,
          as Trustee,

                                                By
        Authenticating Agent,

                                                By
         Authorized Officer.

      SECTION 3.04. No provision of this Article III shall require the Trustee to have at any time more than one such authenticating agent for any one State or to appoint any such authenticating agent in the State in which the Trustee has its principal place of business.


                                            ARTICLE IV.
                                           MISCELLANEOUS


      SECTIoN 4.01. The recitals of fact herein, except the recital that the Trustee has duly determined to execute this Supplemental Trust Indenture and be bound, insofar as it may lawfully so do, by the provisions hereof and in the bonds, shall be taken as statements of the Company and shall not be construed as made by the Trustee. The Trustee makes no representations as to the value of any of the property subjected to the lien of the Indenture, or any part thereof, or as to the title of the Company thereto, or as to the security afforded thereby and hereby, or as to the validity of this Supplemental Trust Indenture or of the bonds issued under the Indenture by virtue hereof (except the Trustee's certificate), and the Trustee shall incur no responsibility in respect of such matters.

      SECTION 4.02. This Supplemental Trust Indenture shall be construed in connection with and as a part of the Original Indenture.

      SECTION 4.03. (a) If any provision of this Supplemental Trust Indenture limits, qualifies, or conflicts with another provision of the Indenture required to be included in indentures qualified under the Trust Indenture Act of 1939 (as enacted prior to the date of this Supplemental Trust Indenture) by any of the provisions of Sections 310 to 317, inclusive, of the said Act, such required provisions shall control.

      (b) In case any one or more of the provisions contained in this Supplemental Trust Indenture or in the bonds issued hereunder should be invalid, illegal, or unenforceable in any respect, the validity, legality, and enforceability of the remaining provisions contained herein and therein shall not in any way be affected, impaired, prejudiced, or disturbed thereby.

      SECTION 4.04. Wherever in this Supplemental Trust Indenture the word "Indenture" is used without either prefix "Original" or "Supplemental" such word was used intentionally to include in its meaning both the Original Indenture and all indentures supplemental thereto.

      SECTION 4.05. Wherever in this Supplemental Trust Indenture either of the parties hereto is named or referred to, this shall be deemed to include the successors or assigns of such party, and all the covenants and agreements in this Supplemental Trust Indenture contained by or on behalf of the Company or by or on behalf of the Trustee shall bind and inure to the benefit of the respective successors and assigns of such parties, whether so expressed or not.

      SECTION 4.06. (a) This Supplemental Trust Indenture may be simultaneously executed in several counterparts, and all said counterparts executed and delivered, each as an original, shall constitute but one and the same instrument.

      (b) The Table of Contents and the descriptive headings of the several Articles of this Supplemental Trust Indenture were formulated, used and inserted in this Supplemental Trust Indenture for convenience only and shall not be deemed to affect the meaning or construction of any of the provisions hereof.


      The amount of obligations to be issued forthwith under the Indenture is $30,000,000.

       IN WITNESS WHEREOF, NORTHERN STATES POWER COMPANY, a Wisconsin corporation, party of the first part, has caused its corporate name and seal to be hereunto affixed, and this Supplemental Trust Indenture to be signed by its President or a Vice President, and attested by its Secretary or an Assistant Secretary, for and in its behalf, and FIRST WISCONSIN TRUST COMPANY, a corporation duly organized and existing under and by virtue of the laws of the State of Wisconsin, as Trustee, party of the second part, to evidence its acceptance of the trust hereby created, has caused its corporate name and seal to be hereunto affixed, and this Supplemental Trust Indenture to be signed by its President or a Vice President, and attested by its Secretary or an Assistant Secretary, for and in its behalf, all done this 12th day of March, A.D. 1982.


      NORTHERN STATES POWER COMPANY


(CORPORATE SEAL)

Attest:
By GLENN B. THORSEN,
Vice President - Finance




D. P. JOLSTAD, Secretary



Executed by Northern States
Power Company in presence of:


E.    E. Swanson,


D.    C. OLSON, Witnesses.




(CORPORATE SEAL)


FIRST WISCONSIN TRUST COMPANY,


      By ERIC HAGERUP, Vice President





Attest:

JON R. MITTLER, Assistant Secretary


Executed by First Wisconsin
Trust Company in presence of:



E. E. Swanson,

D.    C. OLSON, Witnesses.

STATE OF MINNESOTA

HENNEPIN COUNTY



      On this the 12th day of March, 1982, before me, G. G. STIFTER, the undersigned officer, personally appeared GLENN B. THORSEN, and D. P. JOLSTAD, who acknowledged themselves to be the Vice President -
Finance and Secretary, respectively, of Northern States Power Company, a corporation, and that they, as such Vice President - Finance and Secretary, respectively, being authorized so to do, executed the foregoing instrument for the purposes therein contained, by signing the name of the corporation by themselves as Vice President - Finance and Secretary, respectively.



      In Witness Whereof, I hereunto set my hand and official seal.


       G.G. Stifter,

       Notary Public in and for Hennepin County, State of Minnesota. My commission expires February 12, 1983.



       (NOTARIAL SEAL)









STATE OF MINNESOTA

HENNEPIN COUNTY



      On this the 12th day of March, 1982, before me, G. G. STIFTER, the undersigned officer, personally appeared ERIC HAGERUP and JON R.
MITTLER, who acknowledged themselves to be the Vice President and Assistant Secretary, respectively, of First Wisconsin Trust Company, a corporation, and that they, as such Vice President and Assistant
Secretary, respectively, being authorized so to do, executed the foregoing instrument for the purposes therein contained, by signing the name of the corporation by themselves as Vice President and Assistant Secretary, respectively.



      In Witness Whereof, I hereunto set my hand and official seal.



       G.G. Stifter,

       Notary Public and for Hennepin County, State of Minnesota.
       My commission expires February 12, 1983.


       (NOTARIAL SEAL)

                                                A-1

                                            SCHEDULE A

      The property referred to in the granting clause in the foregoing Supplemental Trust Indenture from Northern States Power Company to First Wisconsin Trust Company, as Trustee, dated March 1, 1982, includes parts or parcels of real property and other property hereinafter more specifically described. Such description, however, is not intended to limit or impair the scope or intention of the general description contained in the granting clauses or elsewhere herein or in the Original Indenture.


                                                I.

                               PROPERTIES IN THE STATE OF WISCONSIN

      The following described real property situate, lying and being in the County of La Crosse, State of Wisconsin, to-wit:


                                       Site of Energy House

(l) Lot Two (2) in Block Fifteen (15) of Second Addition to P. S. Davidson Addition to the City of La Crosse.


      The following described real property situate, lying and being in the County of Trempealeau, State of Wisconsin, to-wit:



                                    Site of Ettrick Substation

(l) Part of the Northeast quarter (NE 1/4) of the Southwest quarter (SW 1/4) of Section Four (4), Township Nineteen (19) North, Range Seven (7) West, described as follows:

      Beginning at a point on the North-South quarter line of said
      Section 4, which lies North 0 degrees 2l' 13" West 1705.19 feet from the South quarter corner thereof; thence South 89 degrees 38' 47" West, at right angles to said quarter line, 130.00 feet; thence North O degrees 21' 13" West, parallel with said quarter line, 357.54 feet, to the Southerly right of way line of County Highway "D"; thence South 80 degrees 3l' 00" East, on said right of way line, 131.94 feet, to the aforesaid quarter line; thence South 0 degrees 2l' 13" East, on said quarter line, 335.00 feet, to the point of beginning.

                                   MORTGAGOR'S RECEIPT FOR COPY

       The undersigned, Northern States Power Company, a Wisconsin corporation, the Mortgagor described in the foregoing instrument, hereby acknowledges that it has this day received from First Wisconsin Trust Company, the Mortgage described therein, a full, true, complete and correct copy of said instrument with signatures, witnesses and acknowledgments thereon shown.

       Dated this 12th day of March, A.D. 1982.


       NORTHERN STATES POWER COMPANY





      By GLENN B. THORSEN, Vice President - Finance



       (CORPORATE SEAL)


Attest:


D.P. JOLSTAD, Secretary













This instrument was drafted by Northern States Power Company, 100
North Barstow Street, Eau Claire, Wisconsin 54701.


Northern States Power Company (Wisconsin)
Statements of Income


		                                     Three Months Ended				Nine Months Ended
		                                           September 30				September 30
		                                              (Thousands of dollars)

		                                         1994(*)		1993(*)		1994(*)		1993(*)
Operating revenues
 Electric...........................	       91964 		89841 		281031 		270410
 Gas........... .....................	       9136 		 7980 		 54177 		 48804
   Total...........................		      101100 		97821 		335208 		319214

Operating expenses
 Fuel for electric generation........        1473 		 1009 		  4272 		  2374
 Purchased and interchange power....	       43620 		42115 		130965 		125167
 Gas purchased for resale............        8971 		 8466 		 39051 		 35461
 Administrative and general..........        6569 		 6693 		 20832 		 20157
 Other operation....................	       13969 		12839 		 39132 		 37278
 Maintenance.........................        6057 		 5819 		 15827 		 14125
 Depreciation and amortization.......        7729 		 7171 		 22821 		 21170
 Taxes: Property and general.........        3302 		 3272 		 10252 		  9774
   Current income tax expense..		           -4171 		 1649 		  6973 		 10446
 Net Provision for Def'd Income Taxes        4401 		 1041 		  6833 		  5713
 Net Investment tax credit adj.            		-236 		 -239 		  -707 		  -717
   Total.........................		         91684 		89835 		296251 		280948
Operating income............................	9416 		 7986 		 38957 		 38266

Other income
 Other income and deductions - net.......     348 		  203 		   543 		   703
 Allowance for funds used during construction -
    Equity..............................	     158 		  115 		   504 		   353
  Total Other income........................		506 		  318 		  1047 		  1056

Income before interest charges.............		9922 		 8304 		 40004 		 39322

Interest charges
 Interest on long-term debt.................	4023 		 3985 		 11960 		 12401
 Other interest and amortization........... 	1107 		  679 		  1721 		  1564
 Allowance for funds used during construction -
    Debt....................................	-102 		 -122 		  -319 		  -324
   Total....................................	5028 		 4542 		 13362 		 13641

Net Income.................................		4894 		 3762 		 26642 		 25681


                    Statements of Retained Earnings


Balance at beginning of period...........		214449 	203081 	205114  		192816
Net income for period......................		4894 		 3762 		26642 		  25681

  Net Additions............................		4894 		 3762 		26642 		  25681

Dividends paid.............................		6206 		 5827 		18619 		  17481

Balance at end of period.................		213137 	201016 	213137 		 201016

(*)  Unaudited

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings

Northern States Power Company (Wisconsin)
Balance Sheets


	                                         				  September 30   December 31
					                                             1994 (*)         	1993
ASSETS					(Thousands of dollars)
UTILITY PLANT
  Electric.....................................					828247     		810691
  Gas...........................................					87357     		 81567
  Electric......................................					49644     		 43279
      Total....................................					965248     		935537
    Accumulated provision for depreciation.......		-338850     	-320938
      Net utility plant.........................				626398     		614599

OTHER PROPERTY AND INVESTMENTS...		                   6929     		  6887

CURRENT ASSETS
  Cash and cash equivalents.......................					379      		  449
  Accounts receivable - net......................				29342      		37716
  Materials and supplies - at average cost
    Fuel.........................................					3594      		 2293
    Other.......................................					12413      		 8692
  Accrued utility revenues......................					11670      		17230
  Prepayments and other.....................					     7630 	       9855
  Deferred tax asset............................				  1492      		 1254
      Total current assets......................					66520      		77489

DEFERRED DEBITS
  Unamortized debt expense.......................					2962      		 3078
  Regulatory assets.............................					31462      		30036
  Other..........................................					6838      		 4890
      Total deferred debits ..................			    41262      		38004


           TOTAL...............................					741109      	736979

LIABILITIES

CAPITALIZATION
  Common Stock - authorized 870,000 shares of
      $100 par value, issued shares:
      1992 and 1991, 862,000.........               	86200     		 86200
  Premium on common stock...............			          10461     		 10461
  Retained Earnings...............................		213137     		205114
      Total common stock equity..................			309798     		301775

LONG-TERM DEBT		                                 			216610     		217600

      Total capitalization........................	 526408     		519375

CURRENT LIABILITIES
  Notes payable - parent company..................	  21800     		 23500
  Long-term debt due within one year..........           0 	    	     0
  Accounts payable...............................				10048      	 15264
"  Salaries, wages, and vacation pay accrued..       	5743 	    	  5481
  Payable to affiliate companies (principally parent 10008     		 11636
  Federal taxes accrued..........................			   520 	    	  1606
  Other taxes accrued..............................		  174 	    	  2492
  Interest accrued................................				5644 	    	  4823
  Other........................................			    2422 	    	  1917
      Total current liabilities...................	  56359     		 66719

DEFERRED CREDITS
  Accumulated deferred income taxes...............  100756     		 88426
  Accumulated deferred investment tax credits			     22623     		 23653
  Regulatory liability........................	      17961     		 22416
  Other..................................					       17002     		 16390
     Total deferred credits ....................   	158342     		150885


          TOTAL.............................     			741109     		736979

(*)  Unaudited
The Notes to Financial Statements are an integral part of the Balance Sheet.

Northern States Power Company (Wisconsin)
Statements of Cash Flows

                                          		Nine Months Ended
                                                 September 30
	                                         (Thousands of dollars)

		                                                   1994(*)	  	 1993(*)
Cash Flows from Operating Activities:
   Net Income.................................       $26,642    	$25,681
   Adjustments to reconcile net income to cash from
        operating activities:
     Depreciation and amortization...............     24,049    	 23,293
     Deferred income taxes........................    12,093    	  5,314
     Investment tax credit adjustments...........     (1,030) 	     (717)
     Allowance for funds used during construction
                                         - equity...   	(504)     	 (353)
     Other............................ ............        0 		        0
   Cash provided from (used by) changes in working
                                           capital..	 	3,732       7,487
   Cash provided from (used by) changes in other
      assets and liabilities.		                       (5,064)     (3,062)

  Net cash provided from operating activities	 	      59,918      57,643

Cash Flows from Financing Activities:
   Issuance of long-term debt......................	       0  	  107,314
   Issuance (repayment) of short-term debt.........   (1,700)     (9,700)
   Redemption of long-term debt(Including
         Reacquisition Premium).....	  	                (990) 	 (100,319)
   Dividends paid...............................	 	  (18,619)    (17,481)

  Net cash used for financing activities	 	          (21,309)    (20,186)


Cash Flows from Investing Activities:
   Capital expenditures............................  (35,570)    (40,562)
   Increase (decrease) in construction related
       accounts payable.......	                       (1,255)    	(1,415)
   Allowance for funds used during construction
     - equity..............	 	                           504 	 	     353
   Other...........................................	 	(2,358)      3,385

  Net cash used for investing activities	            (38,679)    (38,239)

Net increase (decrease) in cash and cash equivalents...  (70)       (782)

Cash and cash equivalents beginning of period............449 		     881

Cash and cash equivalents end of period..............	 	$379 		     $99

* unaudited

The Notes to Financial Statements are an integral part of the Statement of Cash Flows






