Form 10-Q
period 1995-03-31
NORTHERN STATES POWER CO /WI/
filed 1995-05-15
CIK 72909

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

For Quarter Ended MARCH 31, 1995            Commission File Number 10-3140

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

     Class                 Outstanding at April 30, 1995
         Common Stock, $100 par value                        862,000 Shares

         All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

Northern States Power Company (Wisconsin)

NOTES TO FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Northern States Power Company Wisconsin's (The Company's) financial position as of March 31, 1995, and December 31, 1994 and the results of its operations and cash flows for the three months ended March 31, 1995 and March 31, 1994.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the year ended December 31, 1994,(The Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.       Subsequent Event - Proposed Business Combination

         The Company is a wholly owned subsidiary of Northern States Power Company, a Minnesota corporation (NSPM). On April 28, 1995, NSPM and Wisconsin Energy Corporation (WEC) entered into an Agreement and Plan of Merger (Agreement). As a result, a registered utility holding company, which will be known as Primergy Corporation (Primergy), will be the parent of NSPM and the current operating subsidiaries of NSPM and WEC. Each outstanding share of common stock of NSPM will be converted into 1.626 shares of common stock of Primergy and each outstanding share of common stock of WEC will remain outstanding as one share of common stock of Primergy. The business combination is intended to be tax-free for income tax purposes, and to be accounted for as a "pooling of interests". The Agreement is subject to various conditions, including approval of the stockholders of NSPM and WEC, and the approval of various regulatory agencies. The Company anticipates that the completion of the regulatory review and approval process will take approximately 12-18 months and, accordingly, the completion of this business combination is not anticipated until late 1996. Item 5 of Part II of this report provides additional information regarding the proposed transaction.

2.       Rate Matters

         There were no changes in any of the Company's jurisdictions' rates since the Form 10-K was filed.

         The Company will be filing a rate case June 1, 1995, for a
         change in gas retail rates.   No electric change will be
         proposed.

3.       Contingent Liabilities

         On March 2, 1995, the Wisconsin Department of Natural Resources notified the Company that it is a PRP on a creosote/coal tar contamination site in Ashland, WI. An estimate of site remediation costs, and the extent of the Company's responsibility, if any, for sharing such costs, is not known at this time. The Company intends to seek rate recovery of significant costs it incurs associated with the clean-up of the Ashland Site.

         The Company is contingently liable to several financial institutions for debt incurred by companies under the Company's Economic Development Guaranty Program. At March 31, 1995, the Company was contingently liable for approximately $1.4 million under the agreements. No losses were sustained under these agreements during 1992, 1993, 1994, nor during the first quarter of 1995; the Company anticipates no future material losses will result from these agreements.

Item 2.  Management's Discussion and Analysis of Results of
         Operations

Discussion of financial condition and liquidity is omitted per conditions set forth in general instructions H (1) and (2) of Form 10-Q for wholly-owned subsidiaries. (Reduced disclosure format.)

On April 28, 1995, NSPM and WEC entered into an Agreement and
Plan of Merger which provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction. See Part II of this report.

The Company's net income for the first quarter ended March 31, 1995 was $15.2 million, down approximately $3.1 million from the net income recorded for the comparable period a year ago. The decrease in net income was primarily due to a reduction in revenues resulting from a decrease in weather related energy sales.


ELECTRIC SALES AND REVENUES

Electric revenues for the first quarter of 1995 decreased $4.2 million (4.2 percent) from the electric revenues for the first quarter of 1994. Electric sales decreased 1.7 percent in the first quarter of 1995 as compared with the first quarter of 1994 mainly due to the comparably cooler temperatures in 1994. This sales decrease resulted in $2.3 million of the decrease from the first quarter of 1994. The remaining $1.9 million is a result of decreased Interchange Agreement billings to the Minnesota Company due to a decrease in transmission operating and maintenance and fuel generation in Wisconsin.


GAS SALES AND REVENUES

Gas revenues decreased $1.9 million (5.7 percent) compared to the first quarter, 1994. This is partly due to an 8.7 percent decrease in firm gas sales due to comparably cooler temperatures in 1994. Interruptible sales increases and 4% customer growth offset the weather decreases in part yielding a 2.1% sales decrease. Lower spot market gas costs resulted in approximately $1.7 million of purchased gas adjustment clause revenue decreases.


OPERATING EXPENSES

Operating expenses decreased $3.4 million in the first quarter of 1995 as compared to the first quarter of 1994. Gas purchased for resale decreases made up $1.9 million of this decrease and were the result of decreased commodity costs on the spot market combined with decreased purchased volumes to supply the decreased sales. The Company's decreased electric sales during the first quarter of 1995 from the first quarter of 1994 resulted in the Company's fuel for electric generation and its purchased power and fuel as purchased under its interchange agreement with its parent to decrease by approximately $1.1 million. Included in this decrease is an increase due to a one-time payment schedule change in the annual Department of Energy enrichment facility decommissioning and decontamination assessment.

OTHER INCOME

There were no material changes to other income and deductions in the first quarter of 1995 as compared with the first quarter of 1994.


INTEREST CHARGES

Interest on short-term borrowings from the parent company has increased by $0.3 million as a result of increases in both the debt level and the interest rate between 1994's first three months and those of 1995.

PART II.  OTHER INFORMATION

Item 5.  Other Information

MERGER AGREEMENT WITH WISCONSIN ENERGY CORPORATION

Northern States Power Company, a Wisconsin corporation, (NSP-W), is a wholly owned subsidiary of Northern States Power Company, a Minnesota corporation (NSP). As previously reported in NSP-W's Current Report on Form 8-K dated April 28, 1995 (The NSP-W Form 8-K Report), NSP, Wisconsin Energy Corporation, a Wisconsin corporation (WEC), Northern Power Wisconsin Corp., a Wisconsin corporation and wholly-owned subsidiary of NSP (new NSP) and WEC Sub Corp., a Wisconsin corporation and wholly-owned subsidiary of WEC (WEC Sub), have entered into an Agreement and Plan of Merger, dated as of April 28, 1995 (the Merger Agreement), which provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction (the Transaction). The Transaction, which was unanimously approved by the Boards of Directors of the constituent companies, is expected to close shortly after all of the conditions to the consummation of the Transaction, including obtaining applicable regulatory approvals, are met or waived. The regulatory approval process is expected to take approximately 12 to 18 months.

In the Transaction, the holding company of the combined enterprise will be registered under the Public Utility Holding Company Act of 1935, as amended. The holding company will be named Primergy Corporation (Primergy) and will be the parent company of both NSP (which, for regulatory reasons, will reincorporate in Wisconsin) and of WEC's present principal utility subsidiary, Wisconsin Electric Power Company (WEPCO), which will be renamed "Wisconsin Energy Company." Wisconsin Energy Company will include the operations of WEC's other present utility subsidiary, Wisconsin Natural Gas Company, which is anticipated to be merged into WEPCO by year-end 1995, pending regulatory approval, as previously planned. It is anticipated that, following the Transaction, NSP-W will be merged into Wisconsin Energy Company. In the event NSP-W is merged into Wisconsin Energy Company, it is expected that NSP-W's first mortgage bonds will remain outstanding and Wisconsin Energy Company will assume all obligations related to such bonds in accordance with the NSP-W first mortgage bond indenture.

Both NSP and WEC recognize that the divestiture of their existing gas operations and certain non-utility operations is a possibility under the new registered holding company structure, but will seek approval from the SEC to maintain such businesses. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value.

The foregoing description of the Transaction does not purport to be complete and is qualified in its entirety by reference to the following documents (including the exhibits thereto) filed with the Securities and Exchange Commission (SEC): (ii) NSP-W Form 8-K Report, (ii) Current Report on Form 8-K, dated April 28, 1995, of NSP (SEC File No. 1-3034) and (iii) Quarterly Report on Form 10-Q of NSP for the quarter ended March 31, 1995 (SEC File No. 1-3034) (NSP Form 10-Q). The NSP Form 10-Q contains certain pro-forma financial information regarding the transaction and is incorporated herein by this reference.

Item 6.   Exhibits and Reports on Form 8-K

(a)               Exhibits

The following Exhibit is filed with this report:

27.01   Financial Data Schedule for the three months ended March
        31, 1995.

The following Exhibits are incorporated herein by reference:

2.01 Agreement and Plan of Merger, dated as of April 28, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation, Northern States Power Company Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to Northern States Power Company, a Minnesota Corporation, Current Report on Form 8-K dated as of April 28, 1995, File No. 1-3034).

99.01    Quarterly Report on Form 10-Q of Northern States Power
         Company, a Minnesota Corporation for the quarter ended
         March 31, 1995, (File No. 1-3034):

99.02    Press Release, dated May 1, 1995, of Northern States
         Power Company.  (Exhibit (99)-1 of NSP's 4/28/95 Form
         8-K.

(b)      Reports on Form 8-K

         The following report on Form 8-K was filed between March
         31, 1995 and the date of this report:

         April 28, 1995 (Filed May 8, 1995) - Item 5. Other Events. Disclosure of an agreement and plan of merger between Northern States Power Company (a Minnesota Corporation) and Wisconsin Energy Corporation, subject to approval by stockholders and regulatory agencies.

                                                    SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NORTHERN STATES POWER COMPANY
                                          (Registrant)


Date:             May 15, 1995               /s/
                                             Kenneth J Zagzebski
                                             Controller
                                             (Principal Accounting Officer)



Date:             May 15, 1995               Neal Siikarla
                                             Treasurer
                                             (Principal Financial Officer)

NORTHERN STATES POWER COMPANY  (WISCONSIN)
STATEMENTS OF INCOME


		Three Months Ended
		March 31
		(Thousands of dollars)


		1995(*)		1994(*)
Operating revenues
Electric		                                                  96355		    100548
Gas		                                                       31558		     33456
  Total		                                                  127913		    134004

Operating expenses
  Fuel for electric generation		                             1158		      1747
  Purchased and interchange power		                         43584       43462
  Gas purchased for resale		                                18021	     	19912
  Administrative and general		                               6571		      7018
  Other operation		                                         13219		     12791
  Maintenance		                                              3893		      4144
  Depreciation and amortization		                            8115		      7524
  Taxes:  Property and general		                             3521		      3514
  Current income tax exense		                                9511		     10769
  Net Provision for deferred income taxes		                   977		      1091
  Net investment tax credit adjustments		                    -234		      -236
    Total		                                                108336		    111736
Operating Income		                                          19577		     22268

Other income
  Other income and deductions - net		                         228		        52
  Allowance for funds used during const-Equity		               59		       152
  Total Other Income		                                        287		       204

Income before interest charges		                            19864		     22472

Interest charges
  Interest on long-term debt		                               4011		      3974
  Other interest and amortization	                           	838		       288
  Allowance for funds used during const-Debt		               -145		       -96
    Total		                                                  4704		      4166

Net Income		                                                15160		     18306




STATEMENTS OF RETAINED EARNINGS


Balance at beginning of period		                          218833       205114

Net income for period		                                    15160		      18306

Net additions		                                            15160		      18306

Dividends paid		                                            6603		       6206

Balance at end of period		                                227390		     217214




(*)  Unaudited

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings



2

Northern States Power Company (Wisconsin)
Balance Sheets


	 	                                                     March 31		December 31
	                                                      	1995 (*)		    1994
ASSETS		                                                (Thousands of dollars)
UTILITY PLANT
Electric		                                                839032		     836665
Gas		                                                      88225		      88350
Common		                                                   55943		      54675
    Total		                                               983200		     979690
  Accumulated depreciation for plant		                   -351750		    -344675
   Net utility plant		                                    631450		     635015

OTHER PROPERTY AND INVESTMENTS	                            	6846		       6691

CURRENT ASSETS
  Cash and cash equivalents.		                                85           61
  Accounts receivable - net...		                           40241		      36946
  Materials and supplies - at average cost
    Fuel		                                                  2905		       3413
    Other		                                                 7054		      12280
  Accrued utility revenues	                               	13448		      16409
  Prepayments and other	                                   	8100		      11030
  Deferred tax asset		                                      1847		       1415
      Total current assets		                               73680		      81554

DEFERRED DEBITS
  Unamortized debt expense		                                2895		       2928
  Regulatory assets		                                      33176		      31376
  Federal Income Tax Receivable		                           3307		       3307
  Insurance receivable		                                    1558		       3091
  Other		                                                   4166		       4338
    Total deferred debits		                                45102        45040

TOTAL	ASSETS                                             757078		      768300

LIABILITIES

CAPITALIZATION
  Common Stock - authorized 870,000 shares of $100 par value,
   issued shares:  1995 and 1994, 862,000                  86200   		86200
  Premium on common stock		                                10461		   10461
  Retained Earnings		                                     227391	   218833
      Total common stock equity		                         324052		  315494

LONG-TERM DEBT		                                          213700		  213700

      Total capitalization		                              537752		  529194

CURRENT LIABILITIES
  Notes payable - parent company		                         16300		   41300
  Long-term debt due within one year		                         0		    2910
  Accounts payable		                                       11126		   14415
  Salaries, wages, and vacation pay accrued                 5151      6028
  Payable to affiliate companies (principally parent)		    12276		    8982
  Federal taxes accrued		                                   7180		       0
  Other taxes accrued		                                     1719		     936
  Interest accrued		                                        5160		    5485
  Other		                                                   2564      1463
    Total current liabilities		                            61476		   81519

DEFERRED CREDITS
  Accumulated deferred income taxes		                     101634		   99748
  Accumulated deferred investment tax credits		            22121		   22332
  Regulatory liability		                                   17499		   17961
  Customer advances		                                       6052		    5543
  Other		                                                  10544		   12003
    Total deferred credits		                              157850		  157587


    TOTAL	                                               	757078		  768300

(*)  Unaudited
The Notes to Financial Statements are an integral part of the Balance Sheet.

3

NORTHERN STATES POWER COMPANY (WISCONSIN)
STATEMENTS OF CASH FLOWS


		Three Months Ended
		March 31


	 	(Thousands of dollars)


		1995(*)		1994(*)
Cash Flows from Operating Activities:
   Net Income	 	                                             15160	 	  18306
   Adjustments to reconcile net income
        to cash from operating activities:
     Depreciation and amortization	 	                         8529	 	   7934
     Deferred income taxes	 	                                 1454	 	   1091
     Investment tax credit adjustments	 	                     -234	 	   -236
     Allowance for funds used during construction - equity	 	  -59	 	   -152
     Insurance receivable		                                   1533		       0
   Cash provided from (used by) changes in working capital	 	17139	 	   7738
   Cash provided from (used by)
              changes in other assets and liabilities		      -2275		     -19

  Net cash provided from operating activities	 	             41247	 	  34662


Cash Flows from Financing Activities:
   Issuance of long-term debt		                                  0		       0
   Issuance (repayment) of short-term debt	 	               -25000		  -20600
   Redemption of long-term debt(Including
        Reacquisition Premium)	 	                            -2910	  	     0
   Dividends paid	 	                                         -6603	 	  -6206

  Net cash used for financing activities	 	                 -34513		  -26806


Cash Flows from Investing Activities:
   Capital expenditures	 	                                   -4980	 	  -5619
   Increase (decrease) in construction related
        accounts payable	 	                                   -942		   -1514
   Allowance for funds used during construction - equity	 	     59	 	    152
  Other	 	                                                    -847		   -1037

  Net cash used for investing activities	 	                  -6710		   -8018

Net increase (decrease) in cash and cash equivalents.	         	24		    -162

Cash and cash equivalents beginning of period..	 	              61		     449

Cash and cash equivalents end of period	 	                      85		     287


(*)  Unaudited

The Notes to Financial Statements are an integral part of the Statements of Cash Flows.

4