Form 10-Q
period 1995-06-30
NORTHERN STATES POWER CO /WI/
filed 1995-08-03
CIK 72909

United States
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	Form 10-Q
(Mark one)

  X  	Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For Quarter Ended JUNE 30, 1995	Commission File Number	10-3140

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
					Yes   X  	No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	             Class          		Outstanding at June 30, 1995
	Common Stock, $100 par value			862,000 Shares

	All outstanding common stock is owned beneficially and of record by Northern
 States Power Company, a Minnesota corporation.

NORTHERN STATES POWER COMPANY (WISCONSIN)
BALANCE SHEETS



		June 30		December 31
		1995 (*)		1994
		(Thousands of dollars)

                                ASSETS
UTILITY PLANT
  Electric		846685		836665
  Gas		89329		88350
  Electric		57810		54675
   Total		993824		979690
    Accumulated provision for depreciation		-358192		-344675
      Net utility plant		635632		635015

OTHER PROPERTY AND INVESTMENTS		8024		6691

CURRENT ASSETS
  Cash and cash equivalents		142		61
  Accounts receivable - net		33168		36946
  Materials and supplies - at average cost
     Fuel		2817		3413
    Other		9835		12280
  Accrued utility revenues		12103		16409
  Prepayments and other		10350		11030
      Total current assets		68415		80139

DEFERRED DEBITS
  Unamortized debt expense		2847		2928
  Regulatory assets		32751		32783
  Federal Income tax receivable		3307		3307
  Insurance receivable		1476		3091
  Other		2409		2932
    Total deferred debits		42790		45041


           TOTAL		754861		766886




                             LIABILITIES
CAPITALIZATION
  Common Stock - authorized
"  870,000 shares of $100 par value,"
"   issued shares:  1995 and 1994, 862,000"		86200		86200
  Premium on common stock		10461		10461
  Retained Earnings		220048		218833
      Total common stock equity		316709		315494

LONG-TERM DEBT		213235		213700

      Total capitalization		529944		529194

CURRENT LIABILITIES
  Notes payable - parent company		26300		41300
  Long-term debt due within one year		0		2910
  Accounts payable		10316		14415
"  Salaries, wages, and vacation pay accrued"		5048		6028
  Payable to affiliate companies (principally parent)		16468		8982
  Federal taxes accrued		1304		0
  Other taxes accrued		1197		936
  Interest accrued		5092		5485
  Other		3166		1463
  Deferred tax liability		1452		1953
      Total current liabilities		70343		83472

DEFERRED CREDITS
  Accumulated deferred income taxes		99118		96380
  Accum. deferred investment tax credits		21887		22332
  Regulatory liability		16983		17961
  Customer advances		6372		5543
  Other		10214		12004
      Total deferred credits		154574		154220


          TOTAL		754861		766886

(*)  Unaudited
              The Notes to Financial Statements are an integral part of the Balance Sheet.

3
NORTHERN STATES POWER COMPANY (WISCONSIN)
INCOME STATEMENTS


	Three Months Ended				Six Months Ended
	June 30				June 30
	(Thousands of dollars)				(Thousands of dollars)

	1995(*)		1994(*)		1995(*)		1994(*)
Operating revenues
 Electric	90009		88520		186364		189068
 Gas	12237		11585		43795		45041
   Total	102246		100105		230159		234109

Operating expenses
 Fuel for electric generation	631		1053		1789		2799
 Purchased and interchange power	45219		43883		88803		87345
 Gas purchased for resale	9186		10168		27207		30080
 Administrative and general	5857		7245		12428		14263
 Other operation	12755		12372		25974		25164
 Maintenance	5392		5626		9285		9770
 Depreciation and amortization	8181		7568		16296		15092
 Taxes: Property and general	3479		3436		7000		6950
    Current income tax expense	2595		375		12106		11145
    Net Provision for Deferred Income Taxes	-55		1341		922		2432
    Net Investment tax credit adjustments	-234		-236		-468		-472
 Total	93006		92831		201342		204568
Operating income	9240		7274		28817		29541

Other income
 Other income and deductions - net	184		140		412		194
 Allowance for funds used during
   construction-Equity	64		194		122		346
  Total Other income	248		334		534		540

Income before interest charges	9488		7608		29351		30081

Interest charges
 Interest on long-term debt	4027		3963		8038		7937
 Other interest and amortization	1238		326		2076		614
 Allowance for funds used during
   construction - Debt	-38		-122		-184		-218
   Total	5227		4167		9930		8333

Net Income	4261		3441		19421		21748


STATEMENTS OF RETAINED EARNINGS


Balance at beginning of period	227390		217214		218833		205114

Net income for period	4261		3441		19421		21748

  Net Additions	4261		3441		19421		21748

Dividends paid	11603		6206		18206		12413

Balance at end of period	220048		214449		220048		214449







(*)  Unaudited

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings



			2
Northern States Power Company (Wisconsin)
Statements of Cash Flows




		Six Months Ended
		June 30

	 	(Thousands of dollars)

		1995(*)		1994(*)
Cash Flows from Operating Activities:
   Net Income	 	"$19,420 "	 	"$21,748 "
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization	 	"16,960 "	 	"15,935 "
     Deferred income taxes	 	"1,841 "	 	"5,779 "
     Investment tax credit adjustments	 	(446)	 	(740)
     Insurance receivable		"1,615 "
     Allowance for funds used during construction - equity	 	(122)	 	(346)
   Cash provided from (used by) changes in working capital	 	"17,956 "		"6,837 "
   Cash provided from (used by) changes in other assets and liabilities		(829)
	"(3,633)"

  Net cash provided from operating activities	 	"56,395 "	 	"45,580 "


Cash Flows from Financing Activities:
   Issuance of long-term debt		0 		0
   Issuance (repayment) of short-term debt	 	"(15,000)"		"(12,800)"
   Redemption of long-term debt(Including Reacquisition Premium)	"(3,375)"
 	(500)
   Dividends paid	 	"(18,206)"	 	"(12,413)"

  Net cash used for financing activities	 	"(36,581)"		"(25,713)"


Cash Flows from Investing Activities:
   Capital expenditures	 	"(17,566)"	 	"(21,875)"
   Increase (decrease) in construction related accounts payable	 	(473)		924
   Allowance for funds used during construction - equity	 	122 	 	346
   Other	 	"(1,816)"		598

  Net cash used for investing activities	 	"(19,733)"		"(20,007)"

Net increase (decrease) in cash and cash equivalents	 	81 		(140)

Cash and cash equivalents beginning of period	 	61 		449

Cash and cash equivalents end of period	 	$142 		$309



















The Notes to Financial Statements are an integral part of the Statement of Cash
 Flows

4







	Northern States Power Company (Wisconsin)

	NOTES TO FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Northern States Power Company Wisconsin's (The Company's) financial position as of June 30, 1995, and December 31, 1994 and the results of its operations and cash flows for the six months ended June 30, 1995 and 1994.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the year ended December 31, 1994, (The Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

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

	The Company filed a rate case with the Public Service Commission of Wisconsin on June 1, 1995, for a 3.6 percent increase in Wisconsin's gas
 retail rates that is proposed to be effective on January 1, 1996.   No
 electric change has been proposed.

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

The Company's net income for the second quarter and six months ended June 30, 1995 was $4.3 million and $19.4 million respectively. Net income increased $0.8 million for the second quarter and decreased $2.3 million for the six months ended June 30 from the comparable periods a year ago. The increase in net income for the second quarter was primarily related to increased sales which were weather related. The decrease in net income relative to 1994 for the six month period is due to a significantly warmer January and February.


ELECTRIC SALES AND REVENUES

Electric revenues for the second quarter of 1995 increased $1.5 million
(1.7 percent) from the electric revenues for the second quarter of 1994. Electric sales increased 3.6 percent in the second quarter of 1995 as compared with the second quarter of 1994 mainly due to weather. The sales increase was offset by a $0.5 million decrease in revenue, as the result of reduced charges to our parent company Northern States Power Company, a Minnesota Corporation, through a cost sharing arrangement (Interchange Agreement) in which electric generation and transmission costs are combined and shared.


Electric revenues for the six months ended June 30, 1995 decreased
$2.7 million (1.4 percent) from six months ended June 30, 1994. This decrease is primarily the result of a $2.5 million decrease in Interchange Agreement billings to the Minnesota Company due to lower transmission and generation costs in Wisconsin. Electric sales are 0.8% higher than the same period in 1994.


GAS SALES AND REVENUES

Gas revenues increased $0.7 million (5.6 percent) in the second quarter of 1995 compared to the second quarter 1994. This is the result of a
13.5 percent increase in gas sales, due to a combination of both normal growth and comparably cooler temperatures in 1995. Another factor with regard to the revenue is the lower spot market gas costs which reduced purchased gas adjustment revenue by approximately $1.4 million.

Revenues from gas sales decreased $1.2 million (2.8 percent) in the first six months of 1995 compared to the same period in 1994. The primary reason for this is the lower commodity cost. Spot market gas costs resulted in approximately $3.1 million of purchased gas adjustment clause revenue decrease.




OPERATING EXPENSES

Operating expenses increased $0.2 million in the second quarter of 1995 as compared to the second quarter of 1994. Although electric sales increased, fuel for generation decreased by $0.4 million, because lower cost fuels were used. Purchased and interchange power expenses increased by $1.3 million due to higher electric sales. Gas purchased for resale decreased $1.4 million because of the lower market price. The Company's administrative and general expenses were down $1.4 million, as a result of reduced contingent liabilities associated with litigation and lower regulatory expenses. Depreciation on plant increases adds $0.6 million in operating expense over the second quarter of 1994. The second quarter's deferred tax expenses have decreased from the 1994 level largely as a result of an interest write-off in 1995 that had been deferred. Current income tax expense increased largely due to income before taxes increasing.

Operating expenses decreased $3.2 million for the six months ended
June 30, 1995 in relation to the same period for 1994. Fuel expense associated with electrical generation is lower because of reduced generation i Wisconsin and lower cost fuels were used. Purchased and interchange power expenses are higher due to the increased generation and purchases necessary to meet the increase in electric sales. Gas purchased for resale is $2.9 million less during this period due to decreased commodity cost on the spot market.

OTHER INCOME

There were no material changes to other income and deductions in the first two quarters of 1995 as compared with the first two quarters of 1994.


INTEREST CHARGES

The write-off of prior years' interest on income tax assessment during 1995 has increased interest expense by $0.6 million. Additional increases of $0.6 are a result of increases in both the interest rate and the level of short-term debt between 1995 and 1994.


PART II.  OTHER INFORMATION

Item 5.  Other Information

Proposed Business Combination

On April 28, 1995, NSP and Wisconsin Energy Corporation (WEC) entered into an Agreement and Plan of Merger, which provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction. On July 11, 1995, NSP and WEC filed an application and supporting testimony with the Federal Energy Regulatory Commission seeking approval of the proposed merger to form Primergy Corporation. The filing consisted of the merger application, a proposed joint transmission tariff, and an amendment to the NSP Interchange Agreement. Similar filings will be made later this year with regulatory agencies in various states, including Minnesota, Wisconsin, Michigan and North Dakota. Preliminary joint proxy materials requesting shareholder approval of the merger have been submitted to the Securities and Exchange Commission. When finalized, such joint proxies will be mailed to shareholders of NSP and WEC for their considertaion at meetings scheduled for September 13, 1995. The costs incurred associated with the proposed merger are being deferred as a component of Regulatory Assets based on NSP's current plan to request amortization and rate recovery over future periods. At
June 30, 1995, $5.5 million of costs associated with the proposed merger had been deferred by Northern States Power Company (a Minnesota Corporation).

Item 6.   Exhibits and Reports on Form 8-K

(a)  	Exhibits

The following Exhibit is filed with this report:

27.01	Financial Data Schedule for the three months and six months
      ended June 30, 1995.

The following Exhibits are incorporated herein by reference:

	None

(b)	Reports on Form 8-K

	None

	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NORTHERN STATES POWER COMPANY
(Registrant)


Date:	August 15, 1995				     /s/
                       							Kenneth J Zagzebski
                       							Controller
                       							(Principal Accounting Officer)



Date:	August 15, 1995			       /s/
                        							Neal Siikarla
                        							Treasurer
							                        (Principal Financial Officer)