Form 10-Q
period 1995-09-30
NORTHERN STATES POWER CO /WI/
filed 1995-11-14
CIK 72909

United States
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C.  20549

                                                     Form 10-Q
(Mark one)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended SEPTEMBER  30, 1995
Commission File Number 10-3140

NORTHERN STATES POWER COMPANY, A WISCONSIN CORPORATION, MEETS
THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) AND (2) OF
FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.



Northern States Power Company
(Exact name of registrant as specified in its charter)

Wisconsin
(State or other jurisdiction ofincorporation or organization

39-0508315
(I.R.S.Employer Identification No.)


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

        Class                  Outstanding at September 30, 1995
Common Stock, $100 par value            862,000 Shares

All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

Northern States Power Company (Wisconsin)

NOTES TO FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Northern States Power Company's, a Wisconsin corporation, (The Company's) financial position as of September 30, 1995, and December 31, 1994, the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994. Due to the seasonality of the Company's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the year ended December 31, 1994, (The Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.       Proposed Business Combination

         The Company is a wholly owned subsidiary of Northern States Power Company, a Minnesota corporation (NSPM). On April 28, 1995, NSPM and Wisconsin Energy Corporation (WEC) entered into an Agreement and Plan of Merger (the Merger Agreement). As a result, a registered utility holding company, which will be known as Primergy Corporation (Primergy), will be the parent of NSPM and the current operating subsidiaries of NSPM and WEC. Each outstanding share of common stock of NSPM will be converted into 1.626 shares of common stock of Primergy and each outstanding share of common stock of WEC will remain outstanding as one share of common stock of Primergy. The business combination is intended to be tax-free for income tax purposes, and to be accounted for as a pooling of interests. The Agreement is subject to various conditions, including approval of the stockholders of NSPM and WEC, and the approval of various regulatory agencies. The Company anticipates that the completion of the regulatory review and approval process will take approximately 12-18 months and, accordingly, the completion of this business combination is not anticipated until late 1996. Item 5 of Part II of this report provides additional information regarding the proposed transaction.

2.       Rate Matters

         There were no changes in any of the Company's jurisdictions' rates since the Form 10-K was filed. However, by the end of the third quarter of 1995, six of our wholesale customers signed power and energy supply agreements with various rate discounts for commitments ranging in length from five to ten years.

         On June 1, 1995, the Company filed with the Public Service Commission of Wisconsin (PSCW) for a $2.7 million increase in natural gas rates and no change in electric rates to be effective January 1, 1996. On October 6, 1995, the PSCW ordered a $4.8 million decrease, or approximately 1.7 percent, on an annual basis in the Company's retail electric rates. The new rates will take effect January 1, 1996. A decision regarding the gas retail rate increase is expected by the end of the year.

         In mid-October, as part of the Wisconsin Public Service
         Commission's generic docket O5-EI-114, an advisory committee completed a set of recommendations regarding restructuring the electric industry in the state.
         Currently, the Commission is reviewing the recommendations and will issue a decision in December.


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

The Company's net income for the third quarter and nine months ended September 30, 1995 was $6.0 million and $25.5 million respectively. Net income increased $1.2 million for the third quarter and decreased $1.2 million for the nine months ended September 30 from the comparable periods a year ago.


THIRD QUARTER 1995 AS COMPARED WITH THIRD QUARTER 1994

Electric revenues for the third quarter of 1995 increased $5.4 million (5.9 percent) from the electric revenues for the third quarter of 1994. Electric sales increased 7.6% in the third quarter of 1995 as compared with the third quarter of 1994 with the majority of the increase due to the comparably warm temperatures in August 1995 and the remainder due to customer and load growth.

Gas revenues decreased $1.5 million (16.5 percent) in the third
quarter of 1995 compared to the third quarter 1994.   Although
gas sales for the third quarter of 1995 were 1.9% higher than those in the comparable quarter of 1994, this was offset by a lower purchased gas expense. This lower purchased gas expense is reflected in the purchased gas adjustment and decreases gas revenues. The purchased gas adjustment is further defined in the Fuel and Purchased Gas Adjustment Clauses section of the Company's 1994 Report on Form 10-K.

Operating expenses increased $3.3 million in the third quarter of 1995 as compared to the third quarter of 1994. Contributing to the increase of $3.3 million are the following items:

Fuel for electric generation expenses increased $0.5 million due to increased generation at our French Island, Wheaton, and Bayfront generating facilities.

Purchased and interchange power increased $0.4 million as a result of higher purchased power expenses in 1995 due to higher contracted demand expense.

Gas purchased for resale decreased $0.4 million as a result of a lower per unit cost of purchased gas.

Administrative and general costs decreased $0.7 million due primarily to decreased labor costs.

Other operation costs increased $0.4 million as a result of increased spending in the steam and hydro operating facilities.

Maintenance expense decreased $0.9 million due to decreased spending in the steam and distribution facilities.

Depreciation increased $0.5 million in the third quarter of 1995 over the same quarter of 1994 from increases in the Company's plant in service.

Property and general taxes increased $0.1 million primarily due to increased plant in service in the State of Wisconsin.

Income tax expense of the third quarter of 1995 is up $3.4 million as compared to the third quarter of 1994. This reflects a higher level of earnings in the third quarter of 1995 and is also partially due to adjustments made in the third quarter of 1994 decreasing current tax expense resulting from the updating of the status of the estimated income tax payments expected to be incurred as a result of unaudited tax years.

Other income and deductions increased $0.1 million primarily as a result of increases in subsidiary company earnings.

Interest expense decreased $0.5 million in as a result of the recognition of interest payable on state income tax issues in the third quarter of 1994.


FIRST NINE MONTHS OF 1995 AS COMPARED WITH THE FIRST NINE MONTHS
OF 1994

Electric revenues for the nine months ended September 30, 1995 increased $2.7 million (1.0 percent) from nine months ended September 30, 1994. Electric sales were 3.0% higher in the nine months ended September 30, 1995 as compared to the same period a year ago. This is primarily due to the warm temperatures experienced in the summer of 1995 in relation to the summer of 1994.

In addition, the increase in electric revenues for the nine months ended September 30, 1995 as compared to the same period a year ago were offset by a $2.5 million decrease in other operating revenue. Other operating revenues consist primarily of charges billed to Northern States Power Company, a Minnesota Corporation (Minnesota Company) through the Interchange Agreement. The Interchange Agreement is a cost-sharing arrangement between the Company and the Minnesota Company in which electric generation and transmission costs for the
combined systems of the two companies are shared.   This $2.5
million decrease is a result of less generation being performed by the Company compared to the Minnesota Company.

Gas revenues decreased $2.8 million (5.1 percent) in the first nine months of 1995 compared to the same period in 1994.
Again, although the gas sales for the first nine months of 1995 were higher than those in the same period of 1994, the cost of gas was 7 percent a DKT lower than that in 1994. This lower gas cost is reflected in the purchased gas adjustment and decreases gas revenues.

Operating expenses decreased $.1 million for the nine months ended September 30, 1995 in relation to the same period for 1994. Contributing to the $0.1 million decrease are the following items:

Fuel for electric generation costs were down $0.5 million for the nine months ended September 30, 1995 as compared to the same period in 1994. This decrease resulted from lower amounts of generation at the Company in comparison to the Minnesota Company and from lower costs incurred at some generation facilities.

Purchased and interchange power increased $1.8 million as a result of increased charges billed to the Company from the Minnesota Company through the Interchange Agreement. The increased charges are as a result of purchasing more generation from the Minnesota Company and partially due to the increased costs of the Minnesota Company. NSPM had increases in fuel expenses as a result of increased sales and higher 1995 generation levels. Purchase power expenses increased due to higher electric demand costs and wind energy purchases, partly offset by lower cost of other energy purchases due to market conditions.

Gas purchased for resale is down 8.3%, $3.3 million for the first three quarters of 1995 in comparison to the first three quarters of 1994. Of the $3.3 million deviation, approximately $2.5 million is due to the lower cost of gas and $0.6 million is due to lower transportation charges.

Administrative and general costs decreased $2.5 million due to a decrease in labor costs and due to the reclassification of association dues to the functional operating areas.

Other operation costs increased $1.2 million due to increases in the steam and distribution operating functions.

Maintenance expense for the nine months ended September 30, 1995 was $1.4 million less than the same period last year. Of this deviation, $1.3 million related to maintenance in the hydro and transmission areas.

Depreciation increased $1.7 million between 1995 and 1994 as a result of added plant in service.

Property and general taxes increased $0.2 million primarily due to increased plant in service in the State of Wisconsin.

Income tax expense increased $2.8 million partially due to adjustments made in the third quarter of 1994 decreasing current tax expense resulting from the updating of the status of the estimated income tax payments expected to be incurred as a result of unaudited tax years.

Other income and deductions increased $0.3 million primarily as a result of increases in subsidiary company earnings.

Interest expense increased $1.0 million in as a result of write-offs of previously capitalized interest expense and also partially due to increases in both the interest rate and the level of short-term debt between 1995 and 1994.
PART II.  OTHER INFORMATION

Item 5.  Other Information

Proposed Business Combination

As previously reported in Northern States Power Company's, a Wisconsin corporation, Current Report on Form 8-K, dated May 8, 1995, and filed on May 8, 1995, and Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1995, Northern States Power Company, a Minnesota corporation, (NSPM),
Wisconsin Electric Corporation, (WEC), New NSP, and WEC Sub, have entered into an Agreement and Plan of Merger (the Merger Agreement), which provides for a strategic business combination involving NSP and WEC in a merger-of-equals transaction (the Transaction). The Transaction, which was approved by the shareholders of the constituent companies at meeting held on September 13, 1995, is expected to close shortly after all of the conditions to the consummation of the Transaction, including obtaining applicable regulatory approvals, are met or waived. The regulatory approval process is expected to take approximately 12 to 18 months from April 28, 1995.

In the Transaction, the holding company of the combined enterprise will be registered under the Public Utility Holding Company Act of 1935, as amended. The holding company will be named Primergy Corporation (Primergy) and will be the parent company of both NSPM (which, for regulatory reasons, will reincorporate in Wisconsin) and of WEC's present principal utility subsidiary, Wisconsin Electric Power Company (WEPCO) which will be renamed Wisconsin Energy Company. It is anticipated that, following the Transaction, Northern States Power Company, a Wisconsin corporation, will be merged into Wisconsin Energy Company and that NSPM's other subsidiaries will become subsidiaries of Primergy.

As noted above, pursuant to the Transaction, NSPM will reincorporate in Wisconsin for regulatory reasons. This reincorporation will be accomplished by the merger of NSPM into New NSP, with New NSP being the surviving corporation and succeeding to the business of NSPM as an operating public utility. Following such merger, WEC Sub will be merged with and into New NSP, with New NSP being the surviving corporation and becoming a subsidiary of Primergy. Both New NSP and WEC Sub were created to effect the Transactions and will not have any significant operations, assets or liabilities prior to such mergers. After the Transaction is completed, current common stockholders of NSPM will own shares of Primergy common stock, and current bondholders and preferred stockholders of NSPM will become investors in New NSP.

Item 6.   Exhibits and Reports on Form 8-K

(a)               Exhibits

The following Exhibit is filed with this report:

27.01     Financial Data Schedule for the three and nine months
            ended September 30, 1995.

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


NORTHERN STATES POWER COMPANY
(Registrant)


Date:  November 14, 1995  /s/ Kenneth J Zagzebski
                              Controller
                              (Principal Accounting Officer)

Date:  November 14, 1995  /s/ Neal Siikarla
                              Treasurer
                              (Principal Financial Officer)        2

NORTHERN STATES POWER COMPANY - WISCONSIN
INCOME STATEMENTS


                                  Three Months Ended        Nine Months Ended
                                  September 30              September 30
                                            (Thousands of dollars)
                                  1995(*)       1994(*)     1995(*)     1994(*)
Operating revenues
 Electric                         $97,380     $91,964     $283,744     $281,031
 Gas                                7,625       9,136       51,420       54,177
                              ------------  ----------  ----------- ------------
   Total                          105,005     101,100      335,164      335,208

Operating expenses
 Fuel for electric generation       1,969       1,473        3,758        4,272
 Purchased and interchange power   43,985      43,620      132,788      130,965
 Gas purchased for resale           8,585       8,971       35,792       39,051
 Administrative and general         5,888       6,569       18,316       20,832
 Other operation                   14,320      13,969       40,294       39,132
 Maintenance                        5,140       6,057       14,425       15,827
 Depreciation and amortization      8,243       7,729       24,539       22,821
 Taxes: Property and general        3,455       3,302       10,455       10,252
        Current income tax expense  2,294      (4,171)      14,400        6,973
        Net Provision for Deferred  1,353       4,401        2,275        6,833
        Net Investment tax credit    (234)       (236)        (702)        (707)
                              ------------  ----------  ----------- ------------
   Total                           94,998      91,684      296,340      296,251
                              ------------  ----------  ----------- ------------
Operating income                   10,007       9,416       38,824       38,957

Other income
 Other income and deductions
   net                                439         348          850          543
 Allowance for funds used during
    construction - equity             119         158          242          504
                              ------------  ----------  ----------- ------------
  Total Other income                  558         506        1,092        1,047
                              ------------  ----------  ----------- ------------
Income before interest             10,565       9,922       39,916       40,004

Interest charges
 Interest on long-term debt         4,010       4,023       12,048       11,960
 Other interest and amortization      620       1,107        2,696        1,721
 Allowance for funds used during
    construction - debt              (112)       (102)        (296)        (319)
                              ------------  ----------  ----------- ------------
   Total                            4,518       5,028       14,448       13,362
                              ------------  ----------  ----------- ------------
Net Income                         $6,047      $4,894      $25,468      $26,642
                              ============  ==========  =========== ============

                                  Statement of Retained Earnings

Balance at beginning of period    $220,048    $214,449     $218,833     $205,114

Net income for period              6,047       4,894       25,468       26,642

  Net Additions                    6,047       4,894       25,468       26,642

Dividends paid                     6,603       6,206       24,809       18,619
                              ------------  ----------  ----------- ------------
Balance at end of period         $219,492    $213,137     $219,492     $213,137
                              ============  ==========  =========== ============





(*)  Unaudited

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings


                                                2

NORTHERN STATES POWER COMPANY (WISCONSIN)
BALANCE SHEETS


                                             September   December 31
                                             1995 (*)    1994
                                             (Thousands of dollars)
                                ASSETS
UTILITY PLANT
  Electric                                   $857,841      $836,665
  Gas                                          92,827        88,350
  Common                                       59,702        54,675
                                             ---------   -----------
      Total                                  1,010,370      979,690
    Accumulated provision for depreciation   (364,448)     (344,675)
                                             ---------   -----------
      Net utility plant                       645,922       635,015

OTHER PROPERTY AND INVESTMENTS                  7,962         6,691

CURRENT ASSETS
  Cash and cash equivalents                       141            61
  Accounts receivable - net                    30,854        36,946
  Materials and supplies - at average cost
    Fuel                                        1,972         3,413
    Other                                      11,840        12,280
  Accrued utility revenues                     12,306        16,409
  Prepayments and other                         8,018        11,030
  Deferred tax asset                                0         1,415
                                             ---------   -----------
      Total current assets                     65,131        81,554

DEFERRED DEBITS
  Unamortized debt expense                      2,814         2,928
  Regulatory assets                            33,147        32,783
  Federal Income tax receivable                 3,307         3,307
  Insurance receivable                             95         3,091
  Other                                         2,504         2,932
                                             ---------   -----------
    Total deferred debits                      41,867        45,041
                                             ---------   -----------

           TOTAL ASSETS                      $760,882      $768,301
                                             =========   ===========



                             LIABILITIES
CAPITALIZATION
  Common Stock - authorized 870,000 shares
   of $100 par; issued shares:  1995 and 1994 $86,200       $86,200
  Premium on common stock                      10,461        10,461
  Retained Earnings                           219,492       218,833
                                             ---------   -----------
      Total common stock equity               316,153       315,494

LONG-TERM DEBT                                213,235       213,700
                                             ---------   -----------
      Total capitalization                    529,388       529,194

CURRENT LIABILITIES
  Notes payable - parent company               31,600        41,300
  Long-term debt due within one year                0         2,910
  Accounts payable                             12,283        14,415
  Salaries, wages, and vacation pay accrued     5,184         6,028
  Payable to affiliate companies (principally  17,640         8,982
  Federal taxes accrued                        (1,969)            0
  Other taxes accrued                             637           936
  Interest accrued                              5,117         5,485
  Deferred tax liability                        1,359             0
  Other                                         3,156         1,463
                                             ---------   -----------
      Total current liabilities                75,007        81,519

DEFERRED CREDITS
  Accumulated deferred income taxes           100,593        99,748
  Accumulated deferred investment tax credits  21,510        22,332
  Regulatory liability                         17,327        17,961
  Customer advances                             6,308         5,543
  Other                                        10,749        12,004
                                             ---------   -----------
      Total deferred credits                  156,487       157,588
                                             ---------   -----------

          TOTAL LIABILITIES                  $760,882      $768,301
                                             =========   ===========

(*)  Unaudited
The Notes to Financial Statements are an integral part of the Balance Sheet.



      Northern States Power Company (Wisconsin)
              Statements of Cash Flows



                                                      Nine Months Ended
                                                      September 30

                                                      (Thousands of dollars)

                                                       1995(*)    1994(*)
Cash Flows from Operating Activities:
  Net Income                                            $25,468    $26,642
   Adjustments to reconcile net income to cash from o
      Depreciation and amortization                      25,435     24,049
      Deferred income taxes                               3,619     12,093
      Investment tax credit adjustments                    (702)    (1,030)
      Allowance for funds used during construction-eq      (242)      (504)
      Insurance receivable                                2,996
   Cash provided from (used by) changes in working ca    19,551      3,732
   Cash provided from (used by) changes in other asset   (1,389)    (5,064)
                                                      ---------- ----------
  Net cash provided from operating activities            74,736     59,918


Cash Flows from Financing Activities:
   Issuance of long-term debt                                 0          0
   Issuance (repayment) of short-term debt              (12,610)    (1,700)
   Redemption of long-term debt(Including Reacquisiti      (465)      (990)
   Dividends paid                                       (24,809)   (18,619)
                                                      ---------- ----------
  Net cash used for financing activities                (37,884)   (21,309)


Cash Flows from Investing Activities:
   Capital expenditures                                 (36,293)   (35,570)
   Increase (decrease) in construction related accoun       275     (1,255)
   Allowance for funds used during construction - equ       242        504
   Other                                                   (996)    (2,358)
                                                      ---------- ----------
  Net cash used for investing activities                (36,772)   (38,679)

Net increase (decrease) in cash and cash equivalents         80        (70)

Cash and cash equivalents beginning of period                61        449
                                                      ---------- ----------
Cash and cash equivalents end of period                    $141       $379
                                                      ========== ==========


(*)  Unaudited

The Notes to Financial Statements are an integral part of the Statements of Cash Flows.

                          4