Form 10-Q
period 1996-03-31
NORTHERN STATES POWER CO /WI/
filed 1996-05-15
CIK 72909

United States
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-Q
(Mark one)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended MARCH 31, 1996        Commission File Number
                                               10-3140

NORTHERN STATES POWER COMPANY, A WISCONSIN CORPORATION, MEETS THE
CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) AND (2) OF FORM
10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE
FORMAT.



                        Northern States Power Company
        (Exact name of registrant as specified in its charter)

            Wisconsin                                 39-0508315
(State or other jurisdiction of            (I.R.S.Employer Identification No.)
 incorporation or organization)

100 North Barstow Street, Eau Claire, Wisconsin             54703
(Address of principal executive officers)                (Zip Code)

Registrant's telephone number, including area code
(715) 839-2592

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

          Class                           Outstanding at May 15, 1996
Common Stock, $100 par value                    862,000 Shares

All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.


                Northern States Power Company (Wisconsin)

                     NOTES TO FINANCIAL STATEMENTS

The Company is a wholly owned subsidiary of Northern States Power
Company, a Minnesota corporation (NSPM).

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company, a Wisconsin corporation, (Company) as of March 31, 1996 and December 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995. Due to the seasonality of the Company's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the year ended December 31, 1995 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.   Accounting Change - Gas Costs

     While fixed costs (demand charges) from gas suppliers are incurred fairly evenly throughout the year, such costs are recovered in customer rates on a per unit basis (using average annual costs per unit), primarily in the winter heating season when sales volumes are highest. Also, the energy price of gas purchased (excluding demand charges) can vary from estimated levels included in customer rates. As a result, gas costs for both demand and energy charges are incurred throughout the year at a different time than when such costs are recovered from customers. The purchased gas adjustment (PGA) clause allows customer rates to be adjusted periodically to ensure full recovery of all gas costs incurred.

     Effective January 1, 1996, the Company changed its method of accounting for the regulatory effects of costs recovered through the PGA rate adjustment clause. Previously, the Company expensed gas costs as incurred. Beginning in 1996, the cost of gas expensed is adjusted to equal the level of cost recovery in customer rates, with such adjustments being reflected as regulatory deferrals on the balance sheet. This accounting change results in a better matching of revenues and expenses, and conforms to the cost recognition method used by NSPM.

     This change affects the timing of expense recognition within the year but will not change total annual gas expense for 1996 or any prior years. The effect of the change on first quarter 1996 results was an increase in gas costs recognized and a decrease in pre-tax operating income of approximately $6.5 million, and a decrease in net income of $3.9 million. Consistent with accounting requirements, prior year quarterly results have not been restated for this change. Had the change been implemented as of January 1, 1995, the effect of the change on first quarter 1995 results would have been an increase in gas costs and a decrease in pre-tax operating income of $3.7 million, and a decrease in net income of $2.2 million.

2.   Proposed Business Combination

     On April 28, 1995,  NSPM and Wisconsin Energy Corporation
     (WEC) entered into an Agreement and Plan of Merger (Merger Agreement), which provides for a strategic business combination involving NSPM, WEC and the Company to form a registered utility holding company, which will be known as Primergy Corporation (Primergy) and will be the parent of NSPM and the current operating subsidiaries of NSPM and WEC. It is anticipated that, following the merger, except for certain gas distribution properties transferred to NSPM, the Company will be merged into WEC's current principal utility subsidiary, Wisconsin Electric Power Company, which will be renamed "Wisconsin Energy Company," and that some of the Company's other subsidiaries will be divested to Primergy or another of its subsidiaries. The business combination is intended to be tax-free for income tax purposes, and to be accounted for as a pooling of interests. The Merger, which was approved by the shareholders of the constituent companies at meetings held on September 13, 1995, is expected to close shortly after all of the conditions of the Merger Agreement, including obtaining applicable regulatory approvals, are met or waived. Although the goal of NSPM and WEC is to receive approvals from the regulatory authorities by the end of 1996, some regulatory authorities have not established a timetable for their decision. Therefore, it is possible that the approvals necessary to consummate the merger may not be obtainable until after 1996. Item 5 of Part II of this report provides additional information regarding the proposed business combination.

3.   Rate Matters

     There were no changes in any of the Company's jurisdictionss rates since the Form 10-K was filed. The technical hearings for the electric and gas stand alone rate cases, based on a
     1997    pre-merger test year, are scheduled before the Public
     Service Commission of Wisconsin on July 8, 1996.


Item 2.  Management's Discussion and Analysis of Results of
Operations

Discussion of financial condition and liquidity is omitted per conditions set forth in general instructions H (1) and (2) of Form 10-Q for wholly-owned subsidiaries (reduced disclosure format).

On April 28, 1995, NSPM and WEC entered into an Agreement and Plan of Merger which provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction. See Note 2 to the Financial Statements and Part II of this report.

The Company's net income for the three months ended March 31, 1996 was $12.9 million. Net income decreased $2.2 million for the comparable period from a year ago.


FIRST QUARTER 1996 AS COMPARED WITH FIRST QUARTER 1995

Electric revenues for the first quarter of 1996 increased $3.9 million (4.1 percent) from the electric revenues for the first quarter of 1995. Electric sales increased 4.5% in 1996 from 1995, with the majority of the increase due to the comparably colder temperatures in 1996 and the remainder due to customer and load growth.

Gas revenues increased $6.8 million (21.6 percent) in the first quarter of 1996 compared to the first quarter of 1995. Gas sales for the first quarter of 1996 were 12.9% higher than those in the comparable quarter of 1995. Also contributing to the increase were the gas rate increase effective January 1, 1996, as discussed in the Rate Matters Jurisdiction section of the 1995 Form 10-K.

Fuel for electric generation expenses increased $0.6 million primarily due to increased generation to meet sales requirements.

Purchased and interchange power increased $4.5 million as a result of higher purchased power expenses in 1996 due to higher cost of purchases, reflecting market conditions and higher purchases due to less plant availability.

Gas purchased for resale increased $8.2 million with $1.7 million of the increase as a result of increased sales and the remaining $6.5 million as a result of the change in accounting for gas costs as discussed in Note 1 of the Notes to Financial Statements in this report.

Other operation costs increased $1.0 million primarily as a result of increased spending in the electric equipment maintenance area.

Maintenance expense increased $0.7 million due to increased spending in the diesel operations, and electric transmission and distribution areas.

Administrative and general costs decreased $0.4 million due primarily to decreases in employee benefit expenses.

Depreciation increased $0.4 million in the first quarter of 1996 over the same quarter of 1995 due to increases in the Company's plant in service.

Property and general taxes increased $0.1 million primarily due to taxes on increased plant in service in the State of Wisconsin.

Income tax expense of the first quarter of 1996 is down $2.2 million as compared to the first quarter of 1995. This reflects a lower level of pre-tax income in the first quarter of 1996, and is also partially due to adjustments made increasing current tax expense in the first quarter of 1995 as a result of updating the status of estimated income tax liabilities expected to be incurred as a result of unaudited tax years.

Other income and deductions increased $0.1 million primarily as a result of an increase in allowance for funds used during construction-equity (AFUDC) due to more equity used to fund construction and an increase in construction work in progress.

Interest expense was about the same in both periods.


PART II.  OTHER INFORMATION

Item 5.  Other Information

Merger Agreement with Wisconsin Energy Corporation

As previously reported in The Company's Current Report on Form
8-K, dated May 8, 1995, and filed on May 8, 1995, and the 1995 Form 10-K, NSPM and WEC have entered into a merger agreement which provides for a strategic business combination involving NSPM and WEC in a "merger-of-equals" transaction (Transaction).

In connection with the Transaction, the Company will be merged into WEC's principal utility subsidiary, Wisconsin Electric Power Company (WE), which will be renamed Wisconsin Energy Company. Prior to the merger of the Company into Wisconsin Energy Company, a new successor company to NSPM, Northern Power Wisconsin Corp. (New NSP), will acquire from the Company certain gas utility properties and operations in La Crosse and Hudson, Wisconsin with a net historical cost at March 31, 1996 of approximately $18.2 million.

The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies. On April 10, 1996, the Michigan Public Service Commission approved the merger application through a settlement agreement containing terms consistent with the merger application. This is the first of four states to act where approval of the merger is required. On April 5, 1996, WEC and NSPM submitted the initial filing to the Securities and Exchange Commission to facilitate registration of a new parent company, Primergy Corporation (Primergy) under the Public Utility Holding Company Act of 1935, as amended. In 1996, WEC and NSPM will also file required notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to obtaining all requisite approvals, WEC and NSP anticipate completing the Transaction by January 1, 1997.

Detailed information with respect to the Merger Agreement and the proposed Transaction is contained in the 1995 Annual Reports on Form 10-K of NSPM and the Company and in the Joint Proxy
Statement/Prospectus dated August 7, 1995 relating to the meetings of the stockholders of WEC and NSPM to vote on the Merger
Agreement and related matters.

SUMMARIZED PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following summarized unaudited pro forma financial information combines historical balance sheet and income statement information of WEC and NSPM, and of WE and the Company, to give effect to the Transaction to form Primergy and Wisconsin Energy Company, respectively. The unaudited pro forma balance sheet information gives effect to the Transaction as if it had occurred at March 31, 1996. The unaudited pro forma income statement information gives effect to the Transaction as if it had occurred at January 1, 1996. This pro forma information was prepared from the historical financial statements of NSPM, WEC, WE and the Company on the basis of accounting for the Transaction as a pooling of interest and should be read in conjunction with each historical financial statements and related notes thereto.

The allocation between Wisconsin Energy Company and New NSP and their customers of the estimated cost savings resulting from the Transaction, net of costs incurred to achieve such estimated cost savings, will be subject to regulatory review and approval. None of the estimated cost savings, the costs to achieve such savings, nor transaction costs are reflected in the unaudited pro forma financial information. With the exception of certain non-current deferred tax balance sheet reclassifications described below, all other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the unaudited pro forma financial information. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date or at the beginning of the period for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

Primergy Information

The following summarized Primergy unaudited pro forma financial information reflects the combination of the historical financial statements of WEC and NSPM after giving effect to the Transaction to form Primergy. A $143 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability. The unaudited pro forma combined earnings per common share reflect pro forma adjustments to average NSPM common shares outstanding in accordance with the provisions of the Merger Agreement, whereby each outstanding share of NSPM common stock will be converted into 1.626 shares of Primergy common stock. In the Transaction, each outstanding share of WEC common stock will remain outstanding as a share of Primergy common stock.

Primergy Corporation:

                                                             Unaudited
                                      WEC        NSPM        Pro Forma
                                (As Reported) (As Reported)  Combined

                                   (Millions, except per share amounts)

As of March 31, 1996:
   Utility plant-net                   $2 907    $4 321    $7 228
   Current assets                         502       838     1 340
   Other assets *                       1 129     1 222     2 208

      Total Assets                     $4 538    $6 381   $10 776

   Common stockholders' equity         $1 893    $2 066    $3 959
   Preferred stockholders' equity          30       241       271
   Long-term debt                       1 356     1 668     3 024

       Total Capitalization             3 279     3 975     7 254
   Current liabilities                    400       998     1 398
   Other liabilities *                    859     1 408     2 124

        Total Equity & Liabilities     $4 538    $6 381   $10 776

For the Three Months Ended
March 31, 1996:
    Utility Operating Revenues         $  495    $  719   $ 1 214
    Utility Operating Income               85        89       174
    Net Income, after Preferred
        Dividend Requirements              63        64       127
    Earnings per Common Share:
       As Reported                       0.57      0.94         -
       NSP Equivalent Shares                -         -      1.87
       Primergy Shares                      -         -      0.57

* Includes a $143 million pro forma adjustment to conform the presentation of noncurrent deferred taxes as a net liability.

Wisconsin Energy Company Information

The following summarized Wisconsin Energy Company unaudited pro forma financial information combines historical balance sheet and income statement information of WE and the Company to give effect to the Transaction, including the transfer of certain gas utility properties from the Company to New NSP. The unaudited pro forma income statement information does not reflect adjustments to eliminate 1996 first quarter revenues of $14.5 million and related expenses associated with the transfer of certain gas utility properties and operations from the Company to New NSP. A $139 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability.


Wisconsin Energy Company:  **

                                                                 Unaudited
                                                      The        Pro Forma
                                        WE          Company      Combined
                                 (As Reported)   (As Reported)      ***

(Millions of Dollars)
As of March 31, 1996:
    Utility plant-net                  $2 907      $   655       $3 542
    Current assets                        485           73          574
    Other assets *                        896           60          816

       Total Assets                    $4 288       $  788       $4 932

    Common stockholders' equity        $1 718       $  325       $2 043
    Preferred stock and premium            30            -           30
    Long-term debt                      1 314          213        1 527

       Total Capitalization             3 062          538        3 600
    Current liabilities                   380           88          468
    Other liabilities *                   846          162          864

       Total Equity & Liabilities      $4 288       $  788       $4 932

For the Three Months Ended
March 31, 1996:
    Utility Operating Revenues         $  495       $  139       $  634
    Utility Operating Income               85           17          102
    Net Income, after Preferred
        Dividend Requirements              62           13           75

   * Includes a $143 million pro forma adjustment to conform the presentation of noncurrent deferred taxes as a net liability.

  **  In connection with the Merger Agreement, WE will be renamed
      Wisconsin Energy Company.

*** Includes a pro forma adjustment for the transfer of certain gas properties from the Company to New NSP and a $139 million pro forma adjustment to conform the presentation of noncurrent deferred taxes as a net liability.

Note: Earnings per share of common stock are not applicable because all of the Wisconsin Energy Company common stock will be owned by Primergy.


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

The following Exhibit is filed with this report:

27.01     Financial Data Schedule for the three months ended
          March 31, 1996.

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


                                   NORTHERN STATES POWER COMPANY
                                             (Registrant)


Date:     May 15, 1996             /s/
                                   David E. Ripka
                                   Controller
                                   (Principal Accounting Officer)



Date:     May 15, 1996             /s/
                                   Neal Siikarla
                                   Treasurer
                                   (Principal Financial Officer)

                     NORTHERN STATES POWER COMPANY (WISCONSIN)
                             STATEMENTS OF INCOME

                                        For the Three Months Ended
                                                 March 31
                                         (Thousands of Dollars)

                                          1996(*)      1995(*)
Operating revenues
 Electric................................  100,360       96,436
 Gas.....................................   38,370       31,558
   Total.................................  138,730      127,994

Operating expenses
 Fuel for electric generation............    1,781        1,158
 Purchased and interchange power.........   48,080       43,584
 Gas purchased for resale................   26,261       18,021
 Other operation.........................   14,235       13,219
 Maintenance.............................    4,614        3,893
 Administrative and general..............    6,187        6,571
 Depreciation and amortization...........    8,529        8,124
 Taxes: Property and general.............    3,648        3,521
        Current income tax expense.......    7,901        9,511
        Net Provision for Deferred Income      380          977
        Net Investment tax credit
         adjustment......................     (227)        (234)
   Total.................................  121,389      108,345
Operating income.........................   17,341       19,649

Other income
 Other income and deductions - net.......      126          156
 Allowance for funds used during
    construction - Equity................      136           59
  Total Other income.....................      262          215

Income before interest charges...........   17,603       19,864

Interest charges
 Interest on long-term debt..............    3,980        4,011
 Other interest and amortization.........      799          838
 Allowance for funds used during
    construction - Debt..................      (95)        (145)
   Total.................................    4,684        4,704

Net Income...............................   12,919       15,160

Pro forma Net Income - adjusted to apply
  the change in accounting for gas costs
  retroactively to January 1, 1995
  (see Note 1)                              12,919       12,934


Statements of Retained Earnings

Balance at beginning of period...........  221,638      218,833

Net income for period....................   12,919       15,160

  Net Additions..........................   12,919       15,160

Dividends paid...........................    6,396        6,603

Balance at end of period.................  228,161      227,390

(*)  Unaudited

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings


                                        2

NORTHERN STATES POWER COMPANY (WISCONSIN)
BALANCE SHEETS


                                              March 31       December 31
                                              1996 (*)       1995
                                              (Thousands of dollars)

                                ASSETS
UTILITY PLANT
  Electric....................................    871,170        864,514
  Gas.........................................     95,040         94,425
  Common......................................     67,330         63,758
      Total...................................  1,033,540      1,022,697
    Accumulated provision for depreciation....   (378,290)      (370,634)
      Net utility plant.......................    655,250        652,063

OTHER PROPERTY AND INVESTMENTS................      9,484          9,218

CURRENT ASSETS
  Cash and cash equivalents...................        840            247
  Accounts receivable - net...................     35,249         43,134
  Materials and supplies - at average cost
    Fuel......................................      2,182          6,689
    Other.....................................      5,304          5,561
  Unbilled utility revenues...................     20,871         18,665
  Prepayments and other.......................      8,366         11,295
      Total current assets....................     72,812         85,591

DEFERRED DEBITS
  Unamortized debt expense....................      2,746          2,780
  Regulatory assets...........................     34,233         34,704
  Federal Income tax receivable...............      3,307          3,307
  Other.......................................     10,405          3,235
    Total deferred debits.....................     50,691         44,026


           TOTAL..............................    788,237        790,898




                             LIABILITIES
CAPITALIZATION
  Common Stock - authorized 870,000
    shares of $100 par value, issued
    shares: 1996 and 1995, 862,000............     86,200         86,200
  Premium on common stock.....................     10,461         10,461
  Retained Earnings...........................    228,161        221,638
      Total common stock equity...............    324,822        318,299

LONG-TERM DEBT                                    213,235        213,235

      Total capitalization....................    538,057        531,534

CURRENT LIABILITIES
  Notes payable - parent company..............     37,000         50,900
  Accounts payable............................     10,888         14,884
  Salaries, wages, and vacation pay accrued...      4,757          6,343
  Payable to affiliate companies (principally      16,923         13,457
  Federal taxes accrued.......................      5,518          4,111
  Other taxes accrued.........................      2,154          1,537
  Interest accrued............................      5,299          5,300
  Deferred tax liability......................      2,015          1,963
  Other.......................................     10,431          4,177
      Total current liabilities...............     94,985        102,672

DEFERRED CREDITS
  Accumulated deferred income taxes...........    100,441        100,227
  Accumulated deferred investment tax credits.     20,906         21,205
  Regulatory liabilities......................     17,840         18,020
  Customer advances...........................      6,771          6,458
  Benefit obligations and other...............      9,237         10,782
      Total deferred credits..................    155,195        156,692


          TOTAL...............................    788,237        790,898

(*)  Unaudited
The Notes to Financial Statements are an integral part of the Balance Sheet.

                                             3

       Northern States Power Company (Wisconsin)
               Statements of Cash Flows



                                                         Three Months Ended
                                                               March 31

                                                      (Thousands of dollars)

                                                         1996(*)    1995(*)
Cash Flows from Operating Activities:
   Net Income..........................................   12,919     15,160
   Adjustments to reconcile net income to cash from
          operating activities:
     Depreciation and amortization.....................    8,744      8,529
     Deferred income taxes.............................      267      1,454
     Investment tax credit adjustments.................     (227)      (234)
     Allowance for funds used during construction
        - equity.......................................     (136)       (59)
     Insurance receivable..............................        0      1,533
   Cash provided from (used by) changes in working
       capital.........................................   20,146     17,139
   Cash provided from (used by) changes in other
          assets and liabilities.......................   (5,768)    (2,275)

  Net cash provided from operating activities             35,945     41,247


Cash Flows from Financing Activities:
   Issuance (repayment) of short-term debt.............  (13,900)   (25,000)
   Redemption of long-term debt(Including Reacquisition
      Premium)                                                 0     (2,910)
   Dividends paid......................................   (6,396)    (6,603)

  Net cash used for financing activities                 (20,296)   (34,513)


Cash Flows from Investing Activities:
   Capital expenditures................................  (11,840)    (4,980)
   Increase (decrease) in construction related
     accounts payable..................................     (615)      (942)
   Allowance for funds used during construction
     - equity..........................................      136         59
   Other...............................................   (2,737)      (847)

  Net cash used for investing activities                 (15,056)    (6,710)

Net increase (decrease) in cash and cash equivalents...      593         24

Cash and cash equivalents beginning of period..........      247         61

Cash and cash equivalents end of period................      840         85


(*)  Unaudited

The Notes to Financial Statements are an integral part of the Statements of Cash Flows.
