Form 10-K/A
period 1995-12-31
NORTHERN STATES POWER CO /WI/
filed 1996-05-31
CIK 72909

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K/A
(Mark One)

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

                              NORTHERN STATES POWER COMPANY


                              /s/
                              John P. Moore, Jr.
                              General Counsel and Secretary



                              /s/
                              David E. Ripka
                              Controller and Principal Accounting Officer



May 31, 1996

                                EXHIBIT INDEX


Method of                  Exhibit
 Filing                      No.              Description

  DT                       27.01              Financial Data Schedule


DT = Filed electronically with this direct transmission.