Form 10-Q
period 1996-06-30
NORTHERN STATES POWER CO /WI/
filed 1996-08-14
CIK 72909

United States
             		    SECURITIES AND EXCHANGE COMMISSION
			                    Washington, D.C.  20549

                            				Form 10-Q
(Mark one)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended JUNE 30, 1996          Commission File Number  10-3140

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

					Yes   X         No
					     ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	   Class                              Outstanding at August 14, 1996
   Common Stock, $100 par value                    862,000 Shares

All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.


Northern States Power Company (Wisconsin)
Statements of Income (Unaudited)


                                                                   Three Months Ended             Six Months Ended
                                                                         June 30                      June 30
                                                                    1996           1995         1996           1995
                                                                                 (Thousands of dollars)
Operating revenues
 Electric....................................................    $88,141        $90,086     $188,501       $186,521
 Gas.........................................................     13,537         12,237       51,907         43,795
   Total.....................................................    101,678        102,323      240,408        230,316

Operating expenses
 Fuel for electric generation................................        819            631        2,600          1,789
 Purchased and interchange power.............................     42,903         45,219       90,983         88,803
 Gas purchased for resale....................................      8,138          9,186       34,398         27,207
 Other operation.............................................     13,725         12,755       27,959         25,974
 Maintenance.................................................      5,381          5,392        9,995          9,285
 Administrative and general..................................      4,715          5,857       10,903         12,428
 Depreciation and amortization...............................      8,984          8,191       17,514         16,315
 Taxes: Property and general.................................      3,598          3,479        7,246          7,000
            Current income tax expense.......................      3,137          2,595       11,038         12,106
            Net provision for deferred income taxes..........        603            (55)         984            922
            Net investment tax credit adjustments............       (227)          (234)        (455)          (468)
   Total.....................................................     91,776         93,016      213,165        201,361

Operating income.............................................      9,902          9,307       27,243         28,955

Other income
 Other income and deductions - net...........................        107            117          233            274
 Allowance for funds used during construction - equity.......         75             64          211            122
  Total other income ........................................        182            181          444            396

Income before interest charges...............................     10,084          9,488       27,687         29,351

Interest charges
 Interest on long-term debt..................................      3,962          4,027        7,942          8,038
 Other interest and amortization.............................        767          1,238        1,566          2,076
 Allowance for funds used during construction - debt.........        (77)           (38)        (172)          (184)
   Total.....................................................      4,652          5,227        9,336          9,930

Net Income ..................................................     $5,432         $4,261      $18,351        $19,421



         Statements of Retained Earnings (Unaudited)

Balance at beginning of period...............................   $228,161       $227,390     $221,638       $218,833

Net income for period........................................      5,432          4,261       18,351         19,421

  Net additions..............................................      5,432          4,261       18,351         19,421

Dividends paid...............................................      6,396         11,603       12,792         18,206

Balance at end of period.....................................   $227,197       $220,048     $227,197       $220,048


The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.



Northern States Power Company (Wisconsin)
Balance Sheets (Unaudited)

                                                                              June 30,         December 31,
                                                                                 1996               1995
                                                                                (Thousands of dollars)
                             ASSETS

Utility Plant
  Electric...........................................................        $878,085           $864,514
  Gas................................................................          96,520             94,425
  Other..............................................................          65,925             63,758
      Total..........................................................       1,040,530          1,022,697
    Accumulated provision for depreciation...........................        (381,845)          (370,634)
      Net utility plant..............................................         658,685            652,063

Other Property and Investments.......................................           9,429              9,218

Current Assets
  Cash...............................................................             243                247
  Accounts receivable - net..........................................          39,983             43,134
  Materials and supplies - at average cost
      Fuel...........................................................           4,333              6,689
      Other..........................................................           5,429              5,561
  Unbilled utility revenues..........................................          12,257             18,665
  Prepayments and other..............................................          10,728             11,295
    Total current assets.............................................          72,973             85,591

Other Assets
  Unamortized debt expense...........................................           2,713              2,780
  Regulatory assets..................................................          33,423             34,704
  Federal income tax receivable......................................           3,307              3,307
  Other..............................................................           1,332              3,235
     Total other assets..............................................          40,775             44,026

      TOTAL ASSETS...................................................        $781,862           $790,898

                     LIABILITIES AND EQUITY
Capitalization
  Common stock - authorized 870,000 shares of $100 par value,
      issued shares:  1996 and 1995, 862,000.........................         $86,200            $86,200
    Premium on common stock..........................................          10,461             10,461
    Retained earnings................................................         227,197            221,638
      Total common stock equity......................................         323,858            318,299

  Long-term debt.....................................................         211,552            213,235

      Total capitalization...........................................         535,410            531,534

Current Liabilities
  Notes payable - parent company.....................................          39,300             50,900
  Accounts payable...................................................          10,588             14,884
  Payable to affiliate companies (principally parent)................          21,146             13,457
  Salaries, wages, and vacation pay accrued..........................           5,058              6,343
  Federal taxes accrued..............................................            (635)             4,111
  Other taxes accrued................................................           1,887              1,537
  Interest accrued...................................................           5,078              5,300
  Current deferred taxes.............................................           1,946              1,963
  Other..............................................................           8,046              4,177
      Total current liabilities......................................          92,414            102,672

Other Liabilities
  Accumulated deferred income taxes..................................         101,000            100,227
  Accumulated deferred investment tax credits........................          20,607             21,205
  Regulatory liabilities.............................................          17,931             18,020
  Customer advances..................................................           6,880              6,458
  Benefit obligations and other......................................           7,620             10,782
      Total other liabilities........................................         154,038            156,692

        TOTAL LIABILITIES AND EQUITY.................................        $781,862           $790,898

The Notes to Financial Statements are an integral part of the Balance Sheets.


Northern States Power Company (Wisconsin)
Statements of Cash Flows (Unaudited)



                                                       Six Months Ended
                                                           June 30
                                                       1996       1995
                                                    (Thousands of dollars)

Cash Flows from Operating Activities:
   Net Income.......................................  $18,351    $19,420
   Adjustments to reconcile net income
     to cash from operating activities:
     Depreciation and amortization..................   17,947     16,960
     Deferred income taxes..........................        0        665
     Deferred investment tax credit recognized......     (455)      (468)
     Allowance for funds used during
       construction - equity........................     (211)      (122)
     Decrease in insurance receivable...............               1,615
   Cash provided from changes in working capital....   13,559     17,956
   Cash used for changes in other assets
     and liabilities................................   (1,048)      (630)

  Net cash provided from operating activities          48,143     55,396


Cash Flows from Investing Activities:
   Capital expenditures.............................  (24,137)   (17,164)
   Increase (decrease) in construction related
     accounts payable...............................      413       (473)
   Allowance for funds used during
     construction - equity..........................      211        122
   Other............................................     (242)    (1,219)

  Net cash used for investing activities              (23,755)   (18,734)


Cash Flows from Financing Activities:
   Repayment of short-term debt.....................  (11,600)   (15,000)
   Redemption of long-term debt.....................        0     (3,375)
   Dividends paid...................................  (12,792)   (18,206)

  Net cash used for financing activities              (24,392)   (36,581)


Net increase (decrease) in cash and cash equivalents       (4)        81

Cash and cash equivalents beginning of period.......      247         61

Cash and cash equivalents end of period.............     $243       $142



The Notes to Financial Statements are an integral part of the Statements of Cash Flows.


                       Northern States Power Company (Wisconsin)

                             NOTES TO FINANCIAL STATEMENTS

     The Company is a wholly owned subsidiary of Northern States
Power Company, a Minnesota corporation (NSPM).

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company, a Wisconsin corporation, (the Company) as of June 30, 1996 and Dec. 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. Due to the seasonality of the Company's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 1995 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

     Certain reclassifications have been made to 1995 financial information to conform with the 1996 presentation. These reclassifications had no effect on net income as previously reported.

1.   Accounting Change - Gas Costs

     While fixed costs (demand charges) from gas suppliers and transporters are incurred fairly evenly throughout the year, such costs are recovered in customer rates on a per unit basis (using average annual costs per unit), primarily in the winter heating season when sales volumes are highest. Also, the energy price of gas purchased (excluding demand charges) can vary from estimated levels included in customer rates. As a result, gas costs for both demand and energy charges are incurred throughout the year at a different time than when such costs are recovered from customers. The purchased gas adjustment (PGA) clause allows customer rates to be adjusted periodically to ensure full recovery of all gas costs incurred.

     Effective Jan. 1, 1996, the Company changed its method of accounting for the regulatory effects of costs recovered through the PGA rate adjustment clause. Previously, the Company expensed gas costs as incurred. Beginning in 1996, the cost of gas expensed is adjusted to equal the level of cost recovery in customer rates, with such adjustments being reflected as regulatory deferrals on the balance sheet. This accounting change results in a better matching of revenues and expenses, and conforms to the cost recognition method used by NSPM.

     This change affects the timing of expense recognition within the year but will not change total annual gas expense for 1996 or any prior years. The effect of the change on second quarter 1996 results was a decrease in gas costs recognized and an increase in pre-tax operating income of approximately $3.1 million, and an increase in net income of $1.9 million. The effect of the change on the first six months 1996 results was an increase in gas costs recognized and a decrease in pretax operating income of approximately $3.4 million, and a decrease in net income of $2.0 million. Consistent with accounting requirements, prior year quarterly results have not been restated for this change. Had the change been implemented as of Jan. 1, 1995, the effect of the change on second quarter 1995 results would have been a decrease in gas costs recognized and an increase in pretax operating income of approximately $1.2 million, and an increase in net income of $0.7 million. The effect of the change on the first six months of 1995 results would have been an increase in gas costs recognized and a decrease in pretax operating income of approximately $2.5 million, and a decrease in net income of $1.5 million.

2.   Proposed Business Combination

     On April 28, 1995, NSPM and Wisconsin Energy Corporation
(WEC) entered into an Agreement and Plan of Merger (the Merger
Agreement), which provides for a strategic business combination involving NSPM, WEC and the Company to form a registered utility holding company, which will be known as Primergy Corporation
(Primergy). See further discussion of the proposed business combination in the 1995 Form 10-K and Part II, Item 5-Other
Information of this report. The 1996 developments related to merger filings made in 1995 are discussed below. The goal of NSPM and WEC is to receive approvals from all required regulatory authorities by the end of 1996. However, there is a possibility (as discussed below) that, unless NSPM and the Company are able to settle the issues prior to that time, all necessary regulatory approvals may not be obtained until the first quarter of 1997, and as a result, the merger may not be consummated until the first quarter of 1997.

     In July 1995, WEC and NSPM filed an application and supporting testimony with the Federal Energy Regulatory Commission (FERC) seeking approval of the Merger Agreement. The FERC has put the merger application on an accelerated schedule, ordering the administrative law judge's initial decision by August 30, 1996. On May 28, 1996, WEC and NSPM filed additional evidence with the FERC, providing a detailed analysis of generation "market power" and more specific information about the independent system operator (ISO) proposal originally included in the merger application. This additional information was provided to the FERC in response to concerns raised by intervenors in the merger proceeding and by the FERC staff. The FERC asked for an analysis of "market power" or Primergy's potential ability to manipulate its generation to raise prices or cause transmission constraints. WEC and NSPM have continued to work with the FERC staff and other parties on the ISO proposal and anticipate that the FERC will act on the merger application in the fourth quarter of 1996.

     On April 5, 1996, WEC and NSPM submitted the initial filing to the Securities and Exchange Commission to facilitate registration of Primergy under the Public Utility Holding Company Act of 1935, as amended. On April 10, 1996, the Michigan Public Service Commission approved the merger application through a settlement agreement containing terms consistent with the merger application. On June 26, 1996, the North Dakota Public Service Commission approved the merger application. These state commission approvals represent two of the four states where approval of the merger is required.

    On July 24, 1996, the Public Service Commission of Wisconsin
(PSCW) held a prehearing conference on the merger proceeding.
At the prehearing conference the parties agreed upon an extensive issues list and a schedule for the hearing. The schedule required staff and intervenor case filings on Sept. 9, 1996, applicants rebuttal filing on Sept. 20, 1996, and three weeks of hearings commencing on Sept. 24, 1996. At its open meeting on August 8, 1996, the Commission decided to delay this schedule by one month. The resulting schedule should lead to a PSCW decision on the merger in late 1996 or early 1997 and a written order in the first quarter of 1997.

     In June 1996, the Minnesota Public Utilities Commission
(MPUC) issued an order which established the procedural framework for the MPUC's consideration of the merger. The issues of merger-related savings, electric rate freeze characteristics, NSPM's pre-merger revenue requirements, Primergy's ability to control the transmission interface between the Mid-Continent Area Power Pool and the Wisconsin and upper Michigan area, and the impact of this interface on Minnesota utilities were set for contested case hearings. On August 5, 1996 a Minnesota administrative law judge issued a Pre-Hearing Order which set the evidentiary hearing dates from Nov. 18 through Dec. 6, 1996. If the MPUC approvals proceed on these hearing dates without settlement, the MPUC's decision may not be obtained until the first quarter of 1997.

     Later in 1996, WEC and NSPM will also file required notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The merger filings, with each state, included a request for deferred accounting treatment and rate recovery of costs incurred associated with the proposed merger. At June 30, 1996, the Company had incurred approximately $358,000 of costs associated with the proposed merger which have been deferred as a component of Other Deferred Debits.

     Under the Merger Agreement, completion of the merger is conditioned upon the prior receipt of all necessary regulatory approvals without the imposition of materially adverse terms.

3.   Rate Matters

     There were no changes in any of the Company's jurisdictions' rates since the Form 10-K was filed. The technical hearings for the electric and gas stand alone rate cases, based on a 1997 pre-merger test year, were held before the PSCW on July 8, 1996. The Company had requested changes to electric rates for various classes of customers which would have an offsetting effect on overall revenues. The Company had requested no changes to gas rates. There were no parties to the proceeding that recommended a change to electric or gas rates that would impact total revenues. The Company expects a rate order later this year.

4.   Commitments and Contingent Liabilities

     As discussed in Note 8 to the Financial Statements in the 1995 Form 10-K, the Company is involved in contamination at a site in Ashland, Wisconsin. With respect to developments since the 1995 Form 10-K was filed, during 1996 the Wisconsin Department of Natural Resources (WDNR) has recently completed a sediment contamination investigation of the impacted area of Chequamegon Bay portion of the Ashland site to determine the extent and nature of contamination. Contamination of the near shore area has been confirmed by the study. WDNR's consultant is now preparing a remedial option study for the Chequamegon Bay portion of the site. At June 30, 1996, the Company had recorded an estimated liability of $900,000 for future remediation costs at this site. To date the Company has incurred approximately $500,000 in actual expenditures.

Item 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATION

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

     The Company's net income for the quarter ended June 30, 1996 was $5.4 million. Net income increased $1.2 million from the comparable period a year ago.

     Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, including the statements regarding the anticipated impact of the proposed merger, are forward looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions regarding the proposed combination of NSPM and WEC; and the other risk factors listed in Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 1996.

Second Quarter 1996 Compared with Second Quarter 1995

     Electric revenues for the second quarter 1996 decreased $1.9 million or 2.2% from the electric revenues for the second quarter 1995. Electric sales decreased 0.9% in 1996 from 1995, with the majority of the decrease due to favorable weather in 1995 which did not recur, partially offset by customer and load growth.

     Gas revenues increased $1.3 million or 10.6% in the second quarter 1996 compared to the second quarter 1995. Gas sales for the second quarter of 1996 were 13.1% higher than those in the comparable quarter 1995. Contributing to the increase was the impacts of colder weather in 1996 relative to 1995 and the gas rate increase effective Jan. 1, 1996, as discussed in the Rate Matters Jurisdiction section of the 1995 Form 10-K.

     Fuel for electric generation and Purchased and interchange power combined for a net decrease of $2.1 million or 4.6% due in part to decreased generation to meet sales requirements and to lower operating costs charged to the Company by NSPM.

     Gas purchased for resale decreased $1.0 million, representing the net effects of a $2.1 million increase as a result of higher gas sales and a decrease of $3.1 million as a result of the change in accounting for gas costs as discussed in
Note 1 of the Notes to the Financial Statements in this report.

     Other operation, Maintenance and Administrative and general expenses together decreased $0.2 million primarily as a result of decreases in employee benefit expenses.

     Depreciation and amortization increased $0.8 million in the second quarter 1996 over the same quarter of 1995 due to increases in the Company's plant in service.

     Property and general taxes were approximately the same in both periods.

     Income tax expense of the second quarter 1996 is up $1.2 million as compared to the second quarter 1995 mainly due to a higher level of pre-tax income in the second quarter 1996.

     Other income and deductions was about the same in both periods.

     Interest expense decreased $0.6 million due to interest related to tax assessments in 1995.

First Six Months of 1996 Compared with First Six Months of 1995

     Electric revenues for the first six months of 1996 increased $2.0 million or 1.1% from the electric revenues for the same period of 1995. Electric sales increased 2.2% in 1996 from 1995, with the majority of the increase due to the comparably colder temperatures in 1996 and the remainder due to customer and load growth.

     Gas revenues increased $8.1 million or 18.5% for the first six months of 1996 compared to the same period of 1995. Gas sales increased 15.2% in 1996 from 1995 due to colder winter weather and sales growth. Also contributing to the increased revenues was the gas rate increase effective Jan. 1, 1996, as discussed in the Rate Matters Jurisdiction section of the 1995 Form 10-K.

     Fuel for electric generation and Purchased and interchange power together increased $3.0 million or 3.3% primarily due to increased generation and interchange purchases from NSPM to meet sales requirements.

     Gas purchased for resale increased $7.2 million or 26.4%, with $3.8 million of the increase as a result of higher gas sales and the remaining increase of $3.4 million as a result of the change in accounting for gas costs as discussed in Note 1 of the Notes to the Financial Statements in this report.

     Other operation, Maintenance and Administrative and general expenses together increased $1.2 million primarily as a result of increased spending in the production and transmission area and increased maintenance and operation expenses in the distribution area, partially offset by decreases in employee benefit expenses.

     Depreciation and amortization increased $1.2 million in 1996 over 1995 due to increases in the Company's plant in service.

     Property and general taxes increased $0.2 million primarily due to an increase in gross receipts taxes as a result of increased revenue.

     Income tax expense for the first six months of 1996 is down
$1.0 million as compared to 1995 due mainly to a lower level of pre-tax income in 1996.

     Other income and deductions was about the same in both periods.

     Interest expense decreased $0.6 million due to interest related to tax assessments in 1995.

                              Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In June 1996, the Landfill Remediation Trust filed suit in the U.S. District Court for the Western District of Wisconsin seeking to establish liability for and contributions from parties at the Junker landfill in Hudson, Wisconsin. NSPM and the Company are among over 600 parties sued in connection with this landfill. The Company does not believe the liability, if any, will be material.

Item 5.  Other Information

MERGER AGREEMENT WITH WISCONSIN ENERGY CORPORATION

     As previously reported in the Company's Current Report on Form 8-K, dated May 8, 1995, and filed on May 8, 1995, and the 1995 Form 10-K, NSPM and WEC have entered into a Merger Agreement which provides for a strategic business combination involving NSPM and WEC in a "merger-of-equals" transaction (Transaction).

     In connection with the Transaction, the Company will be merged into WEC's principal utility subsidiary, Wisconsin Electric Power Company (WE), which will be renamed "Wisconsin Energy Company." Prior to the merger of the Company into Wisconsin Energy Company, a new successor company to NSPM, Northern Power Wisconsin Corp. (New NSP), will acquire from the Company certain gas utility properties and operations in La Crosse and Hudson, Wisconsin with a net historical cost at June 30, 1996 of approximately $17.9 million.

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

SUMMARIZED PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following summary of unaudited pro forma financial information combines historical balance sheet and income statement information of WEC and NSPM, and of WE and the Company, to give effect to the Transaction to form Primergy and Wisconsin Energy Company, respectively. The unaudited pro forma balance sheet information gives effect to the Transaction as if it had occurred at June 30, 1996. The unaudited pro forma income statement information gives effect to the Transaction as if it had occurred at Jan. 1, 1996. This pro forma information was prepared from the historical financial statements of NSPM, WEC and WE and the Company on the basis of accounting for the Transaction as a pooling of interests and should be read in conjunction with such historical financial statements and related notes thereto.

     The allocation between Wisconsin Energy Company and New NSP and their customers of the estimated cost savings resulting from the Transaction, net of the costs incurred to achieve such estimated cost savings, will be subject to regulatory review and approval. None of the estimated cost savings, the costs to achieve such savings, nor transaction costs are reflected in the summarized unaudited pro forma income statement information. With the exception of certain non-current deferred tax balance sheet reclassifications described below, all other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the unaudited pro forma financial information. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date or at the beginning of the period for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

Primergy Information

     The following summarized Primergy unaudited pro forma financial information reflects the combination of the historical financial statements of WEC and NSPM after giving effect to the Transaction to form Primergy. A pro forma adjustment has been made to conform the presentations of non-current deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability. The unaudited pro forma combined earnings per common share reflect pro forma adjustments to average NSPM common shares outstanding in accordance with the provisions of the Merger Agreement, whereby each outstanding share of NSPM common stock will be converted into 1.626 shares of Primergy common stock. In the Transaction, each outstanding share of WEC common stock will remain outstanding as a share of Primergy common stock.

                                                                    Unaudited
                                                                    Pro Forma
PRIMERGY CORP:                               NSPM          WEC      Combined
                                       (in millions, except per share amounts)

As of June 30, 1996:
  Utility Plant-Net                          $4,324       $2,914       $7,238
  Current Assets                                801          487        1,288
  Other Assets *                              1,276        1,151        2,281
    Total Assets                             $6,401       $4,552      $10,807

Common Stockholders' Equity                  $2,074       $1,897       $3,971
Preferred Stockholders' Equity                  240           30          270
Long-Term Debt                                1,666        1,359        3,025
    Total Capitalization                      3,980        3,286        7,266
Current Liabilities                           1,014          382        1,396
Other Liabilities *                           1,407          884        2,145
    Total Equity & Liabilities               $6,401       $4,552      $10,807

For the Six Months Ended
  June 30, 1996:
  Utility Operating Revenues                 $1,311         $897       $2,208
  Utility Operating Income                     $160         $154         $314
  Net Income, after Preferred
    Dividend Requirements                      $104         $108         $212
  Earnings per Common Share:
    As reported                               $1.53         $.98           --
    NSPM Equivalent Shares                       --           --        $1.56
    Primergy Shares                              --           --         $.96

* Includes a $146 million pro forma adjustment to conform the presentation of non-current deferred taxes as a net liability.

Wisconsin Energy Company Information

     The following summarized Wisconsin Energy Company unaudited pro forma financial information combines historical balance sheet and income statement information of WE and the Company to give effect to the Transaction, including the transfer of certain gas utility properties from the Company to New NSP. The unaudited pro forma income statement information does not reflect adjustments for 1996 year to date revenues of $21.6 million and related expenses associated with the transfer of certain gas utility properties and operations from the Company to New NSP. A pro forma adjustment has been made to conform the presentation of non-current deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability.

Wisconsin Energy Company: **
                                                                    Unaudited
                                                       The          Pro Forma
                                        WE           Company         Combined
                                   (as Reported)  (as Reported)         ***
                                            (Millions of Dollars)

As of June 30, 1996:
  Utility Plant-Net                      $2,914           $659         $3,553
  Current Assets                            474             73            563
  Other Assets *                            911             50            819
    Total Assets                         $4,299           $782         $4,935

Common Stockholder's Equity              $1,720           $324         $2,044
Preferred Stockholder's Equity               30             --             30
Long-Term Debt                            1,318            212          1,530
    Total Capitalization                  3,068           $536          3,604
Current Liabilities                         360             92            452
Other Liabilities *                         871            154            879
    Total Equity & Liabilities           $4,299           $782         $4,935

For the Six Months Ended
  June 30, 1996:
  Utility Operating Revenues               $897           $240         $1,137
  Utility Operating Income                 $154            $27           $181
  Net Income, after Preferred
    Dividend Requirements                  $107            $18           $125

* Includes a $142 million pro forma adjustment to conform the presentation of non-current deferred taxes as a net liability.

**  In connection with the Merger Agreement, WE will be renamed
    Wisconsin Energy Company.

*** Includes a pro forma adjustment for the transfer of certain gas properties from the Company to New NSP.

Note: Earnings per share of common stock are not applicable because all of the Wisconsin Energy Company common stock will be owned by Primergy.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibit is filed with this report:

       27.01    Financial Data Schedule for the six months ended
                June 30, 1996

       99.01 Statement pursuant to Private Securities Litigation Reform Act of 1995.

(b)    Reports on Form 8-K

       None



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NORTHERN STATES POWER COMPANY
                                         (Registrant)



                                         /s/
                                         David E. Ripka
                                         Controller
                                         (Principal Accounting Officer)



                                         /s/
                                         Neal Siikarla
                                         Treasurer
                                         (Principal Financial Officer)
Date:  August 14, 1996

                                  EXHIBIT INDEX


Method of                      Exhibit         Description
 Filing                          No.

   DT                           27.01          Financial Data Schedule

   DT                           99.01          Statement pursuant to Private
                                               Securities Litigation Reform
                                               Act of 1995

DT = Filed electronically with this direct transmission.