Form 10-Q
period 1996-09-30
NORTHERN STATES POWER CO /WI/
filed 1996-11-14
CIK 72909

United States
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-Q
(Mark one)

  X       Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended SEPTEMBER 30, 1996

Commission File Number     10-3140

NORTHERN STATES POWER COMPANY, A WISCONSIN CORPORATION, MEETS THE
CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) AND (2) OF FORM
10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE
FORMAT.



                    Northern States Power Company
        (Exact name of registrant as specified in its charter)

                Wisconsin                          39-0508315
(State or other jurisdiction of            (I.R.S.Employer
 incorporation or organization)           Identification No.)

100 North Barstow Street, Eau Claire, Wisconsin          54703
(Address of principal executive officers)            (Zip Code)

Registrant's telephone number, including area code (715) 839-2592

                          NONE
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X   No
                              ___      ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                  Outstanding at November 14, 1996
Common Stock, $100 par value            862,000 Shares

     All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.


Northern States Power Company (Wisconsin)
Statements of Income (Unaudited)


                                                          Three Months Ended          Nine Months Ended
                                                             September 30                September 30
                                                            1996          1995          1996          1995
                                                                       (Thousands of dollars)


Operating revenues
 Electric............................................    $91,459       $97,458      $279,960      $283,980
 Gas.................................................      8,907         7,625        60,814        51,420
   Total.............................................    100,366       105,083       340,774       335,400

Operating expenses
 Fuel for electric generation........................        923         1,969         3,523         3,758
 Purchased and interchange power.....................     42,375        43,985       133,357       132,788
 Gas purchased for resale............................      5,360         8,585        39,758        35,792
 Other operation.....................................     13,482        14,320        41,442        40,294
 Maintenance.........................................      4,439         5,140        14,434        14,425
 Administrative and general..........................      5,486         5,888        16,389        18,316
 Depreciation and amortization.......................      9,034         8,253        26,547        24,568
 Taxes: Property and general.........................      3,552         3,455        10,798        10,455
        Current income tax expense...................      3,172         2,294        14,210        14,400
        Net provision for deferred income taxes......      1,391         1,353         2,375         2,275
        Net investment tax credit adjustments........       (227)         (234)         (682)         (702)
   Total.............................................     88,987        95,008       302,151       296,369

Operating income.....................................     11,379        10,075        38,623        39,031

Other income
 Other income and deductions - net...................         82           371           314           643
 Allowance for funds used during construction -
   equity............................................         65           119           276           242
  Total other income ................................        147           490           590           885

Income before interest charges.......................     11,526        10,565        39,213        39,916

Interest charges
 Interest on long-term debt..........................      3,968         4,010        11,910        12,048
 Other interest and amortization.....................        863           620         2,429         2,696
 Allowance for funds used during construction - debt.       (104)         (112)         (276)         (296)
   Total.............................................      4,727         4,518        14,063        14,448

Net Income ..........................................     $6,799        $6,047       $25,150       $25,468



    Statements of Retained Earnings (Unaudited)

Balance at beginning of period.......................   $227,197      $220,048      $221,638      $218,833

Net income for period................................      6,799         6,047        25,150        25,468

  Net additions......................................      6,799         6,047        25,150        25,468

Dividends paid.......................................      6,396         6,603        19,188        24,809

Balance at end of period.............................   $227,600      $219,492      $227,600      $219,492


The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.



Northern States Power Company (Wisconsin)
Balance Sheets (Unaudited)

                                                                        September 30,       December 31,
                                                                              1996                1995
                                                                              (Thousands of dollars)
                            ASSETS

Utility Plant
  Electric........................................................        $886,837            $864,514
  Gas.............................................................          98,525              94,425
  Other...........................................................          67,139              63,758
      Total.......................................................       1,052,501           1,022,697
    Accumulated provision for depreciation........................        (388,896)           (370,634)
      Net utility plant...........................................         663,605             652,063

Other Property and Investments....................................           9,286               9,218

Current Assets
  Cash............................................................             326                 247
  Accounts receivable - net.......................................          32,397              43,134
  Materials and supplies - at average cost
      Fuel........................................................           9,065               6,689
      Other.......................................................           5,903               5,561
  Unbilled utility revenues.......................................          12,136              18,665
  Prepayments and other...........................................          10,463              11,295
    Total current assets..........................................          70,290              85,591

Other Assets
  Regulatory assets...............................................          32,799              34,704
  Federal income tax receivable...................................           3,307               3,307
  Unamortized debt expense........................................           2,666               2,780
  Other...........................................................           3,132               3,235
     Total other assets...........................................          41,904              44,026

      TOTAL ASSETS................................................        $785,085            $790,898

                   LIABILITIES AND EQUITY
Capitalization
  Common stock - authorized 870,000 shares of $100 par value,
      issued shares:  1996 and 1995, 862,000......................         $86,200             $86,200
    Premium on common stock.......................................          10,461              10,461
    Retained earnings.............................................         227,600             221,638
      Total common stock equity...................................         324,261             318,299

  Long-term debt..................................................         211,571             213,235

      Total capitalization........................................         535,832             531,534

Current Liabilities
  Notes payable - parent company..................................          49,800              50,900
  Accounts payable................................................          11,688              14,884
  Payable to affiliate companies (principally parent).............          15,330              13,457
  Salaries, wages, and vacation pay accrued.......................           5,209               6,343
  Taxes accrued...................................................           1,016               5,648
  Interest accrued................................................           5,066               5,300
  Current deferred taxes..........................................           1,725               1,963
  Other...........................................................           4,301               4,177
      Total current liabilities...................................          94,135             102,672

Other Liabilities
  Accumulated deferred income taxes...............................         102,457             100,227
  Accumulated deferred investment tax credits.....................          20,310              21,205
  Regulatory liabilities..........................................          17,869              18,020
  Customer advances...............................................           7,424               6,458
  Benefit obligations and other...................................           7,058              10,782
      Total other liabilities.....................................         155,118             156,692

        TOTAL LIABILITIES AND EQUITY..............................        $785,085            $790,898

The Notes to Financial Statements are an integral part of the Balance Sheets.


Northern States Power Company (Wisconsin)
Statements of Cash Flows (Unaudited)



                                                                  Nine Months Ended
                                                                     September 30
                                                                   1996         1995
                                                              (Thousands of dollars)

Cash Flows from Operating Activities:
   Net Income..............................................     $25,150      $25,468
   Adjustments to reconcile net income to cash from
     operating activities:
     Depreciation and amortization.........................      27,216       25,435
     Deferred income taxes.................................         919        1,228
     Deferred investment tax credits recognized............        (682)        (702)
     Allowance for funds used during construction - equity.        (276)        (242)
     Decrease in insurance receivable......................           0        2,996
   Cash provided from changes in working capital...........       7,717       19,551
   Cash provided from (used for) changes in other
     assets and liabilities................................      (2,091)         753

  Net cash provided from operating activities                    57,953       74,487


Cash Flows from Investing Activities:
   Capital expenditures....................................     (38,189)     (35,737)
   Increase in construction related accounts payable.......         464          275
   Allowance for funds used during construction - equity...         276          242
   Other...................................................        (137)      (1,303)

  Net cash used for investing activities                        (37,586)     (36,523)


Cash Flows from Financing Activities:
   Repayment of short-term debt............................      (1,100)      (9,700)
   Redemption of long-term debt, including reacquisition
     premiums..............................................           0       (3,375)
   Dividends paid to parent................................     (19,188)     (24,809)

  Net cash used for financing activities                        (20,288)     (37,884)


Net increase in cash and cash equivalents..................          79           80

Cash and cash equivalents beginning of period..............         247           61

Cash and cash equivalents end of period....................        $326         $141


The Notes to Financial Statements are an integral part of the Statements of Cash Flows.


           Northern States Power Company (Wisconsin)

                 NOTES TO FINANCIAL STATEMENTS

     The Company is a wholly owned subsidiary of Northern States Power Company, a Minnesota corporation (NSPM).

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company, a Wisconsin corporation (the Company), as of September 30, 1996 and December 31, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. Due to the seasonality of the Company's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

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

     This change affects the timing of expense recognition within the year but will not change total annual gas expense for 1996 or any prior years. The effect of the change on third quarter 1996 results was a decrease in gas costs recognized and an increase in pretax operating income of approximately $3.7 million, and an increase in net income of $2.2 million. The effect of the change on the first nine months of 1996 results was a decrease in gas costs recognized and an increase in pretax operating income of approximately $0.3 million, and an increase in net income of $0.2 million. Consistent with accounting requirements, prior year quarterly results have not been restated for this change. Had the change been implemented as of January 1, 1995, the effect of the change on third quarter 1995 results would have been a decrease in gas costs recognized and an increase in pretax operating income of approximately $4.2 million, and an increase in net income of $2.5 million.
The effect of the change on results for the first nine months of 1995 results would have been a decrease in gas costs recognized and an increase in pretax operating income of approximately $1.7 million, and an increase in net income of $1.0 million.

2. Proposed Business Combination

     On April 28, 1995, NSPM and Wisconsin Energy Corporation (WEC) entered into an Agreement and Plan of Merger (the Merger Agreement), which provides for a strategic business combination involving NSPM, WEC and the Company to form a registered utility holding company, which will be known as Primergy Corporation (Primergy). See further discussion of the proposed business combination in the 1995 Form 10-K and Part II, Item 5-Other Information of this report. The 1996 developments, related to merger filings made in 1995, are discussed below. The goal of NSPM, WEC and the Company was to receive approvals from all required regulatory authorities by the end of 1996. However, (as discussed below) it appears that all necessary regulatory approvals will not be obtained by the end of 1996, and as a result, the merger will not be completed during 1996. If this is the case, NSPM, WEC and the Company will continue to pursue regulatory approvals and completion of the merger as soon as possible in 1997.

     In July 1995, WEC and NSPM filed an application and supporting testimony with the Federal Energy Regulatory Commission (FERC) seeking approval of the Merger Agreement. On May 28, 1996, WEC and NSPM filed additional evidence with the FERC, providing a detailed analysis of generation "market power" and more specific information about the independent system operator (ISO) proposal included in earlier filings. This additional information was provided to the FERC in response to concerns raised by intervenors in the merger proceeding and by the FERC staff.

     The FERC administrative law judge (ALJ), in the merger proceeding, issued an initial decision on August 29, 1996 recommending approval of the merger application, subject to NSPM and WEC meeting eight conditions. A significant part of the ALJ's initial decision involves establishing an ISO. The ALJ's initial decision specifically rejected the need for divestiture of any generation or transmission facilities as a requirement for ensuring open and equal access to the transmission system. In October 1996, in response to the FERC staff and intervenor opposition to the merger based on the claim that Primergy would be able to exercise transmission market power after the merger, NSPM and WEC filed a Unilateral Offer of Settlement (UOS) with the FERC. The UOS includes a transmission system control agreement and articles and bylaws for establishing an ISO. NSPM and WEC are hopeful that the FERC will simultaneously approve the UOS and the pending merger application in late 1996.

     On April 10, 1996, the Michigan Public Service Commission approved the merger application through a settlement agreement containing terms consistent with the merger application. On June 26, 1996, the North Dakota Public Service Commission approved the merger application. These state commission approvals represent two of the four states where approval of the merger is required.

     On July 24, 1996, the Public Service Commission of Wisconsin (PSCW) held a prehearing conference on the merger proceeding. At the prehearing conference the parties agreed upon an extensive issues list and a schedule for the hearing. The schedule originally required staff and intervenor case filings and applicants rebuttal filing in September 1996, and three weeks of hearings commencing on September 24, 1996. At its open meeting on August 8, 1996, the PSCW revised the schedule and set hearing dates to begin October 30, 1996. The resulting schedule should lead to a PSCW decision on the merger in early 1997 and a written order in the first quarter of 1997. In October 1996, the PSCW staff filed testimony with the PSCW proposing various conditions, including potential divestiture of certain transmission and generation assets and a larger reduction in electric rates. These recommendations differ materially from the merger terms and conditions included in the application which NSPM and WEC originally filed with the PSCW.

     In a related matter (as discussed below in Note 3, Regulation and Rate Matters), the PSCW in September 1996 issued an order that set minimum standards for creating an ISO that differs from NSPM's and WEC's proposal for an ISO. This order was issued as part of a generic electric utility restructuring process the PSCW started in 1995. Although the restructuring process is separate from the merger proceedings, the order is related because the PSCW staff, in its testimony filed in the merger proceeding (as discussed above), recommended establishing an ISO that meets the standards of the PSCW's order as a condition to approving the merger. In addition, in September 1996, the PSCW submitted its ISO order to the FERC with a request that the FERC require the establishment of an ISO satisfying the PSCW minimum standards as a condition to its approval of the NSPM/WEC merger application. In October 1996, NSPM and WEC filed with the PSCW, as supplemental testimony and exhibits in the merger proceeding, the same ISO proposal included with the UOS filed with the FERC (as discussed previously).

     In June 1996, the Minnesota Public Utilities Commission (MPUC) issued an order which established the procedural framework for the MPUC's consideration of the merger. The issues of merger-related savings, electric rate freeze characteristics, NSPM's pre-merger revenue requirements, Primergy's ability to control the transmission interface between the Mid-Continent Area Power Pool and the Wisconsin and upper Michigan area, and the impact of control of this interface on Minnesota utilities were set for contested case hearings. Administrative law judges have scheduled evidentiary hearing dates from November 20 through December 6, 1996. Unless the MPUC proceedings are settled, the MPUC's decision will not be obtained until early 1997.

     On April 5, 1996, NSPM and WEC submitted the initial filing to the Securities and Exchange Commission to facilitate registration of Primergy under the Public Utility Holding Company Act of 1935, as amended.
Notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, will be filed prior to completion of the proposed merger.

     The merger filings, with each state, included a request for deferred accounting treatment and rate recovery of costs incurred associated with the proposed merger. At September 30, 1996, the Company had incurred approximately $593,000 of costs associated with the proposed merger which have been deferred as a component of Other Assets.

     Under the Merger Agreement, completion of the merger is conditioned upon the prior receipt of all necessary regulatory approvals without the imposition of materially adverse terms.

3. Regulation and Rate Matters

     1997 Rate Cases - There have been no changes in any of the rates for any of the jurisdictions in which the Company operates, since the Form 10-K was filed. The technical hearings for the electric and gas stand alone rate cases, based on a 1997 pre-merger test year, were held before the PSCW on July 8, 1996. On October 10, 1996, at its open meeting, the PSCW made decisions on the issues in the Company's 1997 rate cases. Although a final order has not yet been issued by the PSCW, the PSCW made the following preliminary decisions.

     Overall, electric and gas rates will remain unchanged in 1997. However, certain classes of customers will experience small changes in rates, as a result of revisions in rate design. The Company had requested changes to electric rates for various classes of customers, which would have an offsetting effect on overall revenues. The Company had requested no changes to gas rates. The PSCW approved a capital structure composed of 45% debt and 55% common equity. The PSCW granted an 11.3% return on common equity.

     Based on the PSCW's interpretation of a recent court decision, the PSCW denied current rate recovery of the federal government's assessment against the Company for the decommissioning and decontamination of its uranium enrichment facilities. The Company's annual expense for this item is approximately $600,000. This cost disallowance was considered in the overall cost of service which, as approved by the PSCW, supported no change to overall electric and gas rates. The Company incurs this cost through the interchange agreement with NSPM. NSPM plans to continue paying the assessments to the federal government, and based on the PSCW's decision to allow future rate recovery with interest if the courts ultimately decide the assessments must be paid, the Company will record the assessments as a regulatory asset beginning in 1997.

     Industry Restructuring - Because of the increased focus on competition in the electric and natural gas utility industries, the PSCW is investigating changes in the structure and regulation of both industries. The Company has actively participated in these proceedings. To date, after reviewing a set of proposals developed by its working group, the PSCW has set a target date of 2001 for implementing competition in retail electric markets, established prerequisites for retail competition and defined a work plan for achieving the prerequisites. As a part of the electric restructuring process, on September 30, 1996 the PSCW issued an order setting out the minimum standards for an ISO. These guidelines will be used by the PSCW in the NSPM and WEC merger proceedings, and in developing further direction for an ISO for purposes of restructuring. In addition the PSCW proceedings are investigating unbundling the components of the integrated utility, setting service standards and establishing methods for the continued promotion of energy conservation and renewable resources. The PSCW is also examining similar issues for the gas industry.

4. Commitments and Contingent Liabilities

     As discussed in Note 8 to the Financial Statements in the 1995 Form 10-K, the Company has been named as a potentially responsible party in connection with environmental contamination at a site in Ashland, Wisconsin. With respect to developments since the 1995 Form 10-K was filed, the Wisconsin Department of Natural Resources (WDNR) completed a sediment contamination investigation of the impacted area of Chequamegon Bay portion of the Ashland site to determine the extent and nature of contamination. Contamination of the near shore area has been confirmed by the study. WDNR's consultant is now preparing a remedial option study for the entire site, which includes Kreher Park, the Bay and the Company's property. Until this study is completed and more information is known concerning the extent of the final remediation required by the WDNR, the remediation method selected, the related costs, the various parties involved, and the extent of the Company's responsibility, if any, for sharing the costs, the ultimate cost to the Company and timing of any payments related to the Ashland site is not determinable. At September 30, 1996, the Company had recorded an estimated liability of $900,000 for future remediation costs associated with the Company-owned portion of the site. To date the Company has incurred approximately $558,000 in actual expenditures, exclusive of the remediation costs. Based on a recent PSCW decision to allow recovery of incremental costs incurred for this site in rates, the Company has recorded a regulatory asset for the accrued and actual expenditures related to this site.

     On March 11, 1996, the Company received a Notice of Violation (NOV) from the WDNR stating that emissions from the Company's French Island facility had exceeded allowable levels for dioxin. The Company's initial investigation and response, including a re-test of Unit #1, resulted in the WDNR clearing the NOV on Unit #1 on September 25, 1996. On October 9, 1996 the Company received a letter from the WDNR reiterating the outstanding NOV on Unit #2 requesting a written response by November 15, 1996 setting forth what the Company has done thus far and what it plans to do to respond. The Company is currently evaluating alternative boiler control and operating solutions to reduce dioxin emissions and is planning to re-test Unit #2 later this year. At this time, based on the Company's response and continued efforts to resolve the issue, it does not expect any fines to be imposed by the WDNR. The Company does not believe any corrective actions will have a material adverse effect on the Company's financial condition or results of operations.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION

     Discussion of financial condition and liquidity is omitted per conditions set forth in general instructions H (1) and (2) of Form 10-Q for wholly-owned subsidiaries (reduced disclosure format).

     On April 28, 1995, NSPM and WEC entered into an Agreement and Plan of Merger which provides for a strategic business combination involving the two companies in a "merger-of-equals" transaction. See Note 2 to the Financial Statements and Part II of this report for more information.

     The Company's net income for the third quarter and nine months ended September 30, 1996 was $6.8 million and $25.1 million, respectively, an increase of $0.8 million and a decrease of $0.3 million, respectively, from the comparable periods a year ago.

     Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, including the statements regarding the anticipated impact of the proposed merger, are forward looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions regarding the proposed combination of NSPM and WEC; and the other risk factors listed in Exhibit
99.01 to this report on Form 10-Q for the quarter ended September 30, 1996.

Third Quarter 1996 Compared with Third Quarter 1995

     Electric revenues for the third quarter 1996 decreased $6.0 million or 6.2% from the electric revenues for the third quarter 1995. Electric sales decreased 1.8% in 1996 from 1995, with the majority of the decrease due to favorable weather in 1995 and unfavorable weather in 1996. Electric revenues also reflect an electric rate reduction effective January 1, 1996 as discussed in the Rate Matters by Jurisdiction section of the 1995 Form 10-K. In addition, Interchange Agreement revenue from NSPM decreased due to lower production at plants located in Wisconsin.

     Gas revenues increased $1.3 million or 16.8% in third quarter 1996 compared to third quarter 1995. Gas sales for the third quarter of 1996 were 3.0% higher than those in the comparable quarter of 1995. Contributing to the increase were the impacts of cooler summer weather in 1996 relative to an unusually warm 1995, higher PGA recovery of purchased gas costs and the gas rate increase effective January 1, 1996, as discussed in the Rate Matters by Jurisdiction section of Part I of the 1995 Form 10-K.

     Fuel for electric generation and Purchased and interchange power combined for a net decrease of $2.7 million or 5.8% due in part to decreased generation to meet lower sales requirements and to lower operating costs charged to the Company by NSPM.

     Gas purchased for resale decreased $3.2 million, largely due to the effects of the change of accounting for gas costs as discussed in Note 1 of the Notes to the Financial Statements in this report.

     Other operation, Maintenance and Administrative and general expenses together decreased $1.9 million or 7.7% in third quarter 1996 compared to third quarter 1995. The decrease is due primarily as a result of lower production and distribution contract maintenance, reduced operating expenses in the distribution and production areas, and lower employee benefit expenses.

     Depreciation and amortization increased $0.8 million in the third quarter 1996 compared with the same quarter of 1995 due to increases in the Company's plant in service.

     Property and general taxes were approximately the same in both periods.

     Income tax expense for the third quarter 1996 is up $0.9 million as compared to the third quarter 1995 mainly due to a higher level of pre-tax income in the third quarter 1996.

     Other income and deductions decreased $0.3 million due to lower subsidiary company earnings in the third quarter 1996 compared to third quarter 1995.

     Interest expense increased $0.2 million mainly due to higher short term debt levels.

First Nine Months of 1996 Compared with First Nine Months of 1995

     Electric revenues for the first nine months of 1996 decreased $4.0 million or 1.4% from the electric revenues for the same period of 1995 due to price decreases net of higher sales levels. Less favorable weather in 1996, partially offset by customer and sales growth, produced an electric sales increase of 0.8%. These sales increases were more than offset by decreased revenues from a 1.7% electric rate reduction effective January 1, 1996 as discussed in the Rate Matters by Jurisdiction section of the 1995 Form 10-K.

     Gas revenues increased $9.4 million or 18.3% for the first nine months of 1996 compared to the same period of 1995. Gas sales increased 15.2% in 1996 from 1995 due to colder winter weather and sales growth. Also contributing to the increased revenues was the 3.4% gas rate increase effective January 1, 1996, as discussed in the Rate Matters by Jurisdiction section of the 1995 Form 10-K.

     Fuel for electric generation and Purchased and interchange power together increased $0.3 million or 0.2% for the first nine months of 1996 over the same period in 1995 primarily due to increased generation and interchange purchases from NSPM to meet higher Wisconsin sales requirements.

     Gas purchased for resale increased $4.0 million or 11.1% primarily due to additional gas purchases to support increased gas sales.

     Other operation, Maintenance and Administrative and general expenses together decreased $0.8 million or 1.1% in the first nine months of 1996 compared to the same period in 1995, primarily as a result of reduced employee benefit expenses, partially offset by an increase in customer service expenses during the period.

     Depreciation and amortization increased $2.0 million in 1996 over 1995 due to increases in the Company's plant in service.

     Property and general taxes increased $0.3 million or 3.3% in 1996 over 1995 primarily due to higher gross receipts tax from higher revenues in 1996.

     Income tax expense was approximately the same for both periods.

     Other income and deductions decreased $0.3 million due to lower subsidiary company earnings in the first nine months of 1996 compared to the same period in 1995.

     Interest expense decreased $0.4 million for the first nine months of 1996 compared to the same period in 1995 mainly due to a 1995 charge for interest on prior year income tax assessments.

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

     In connection with the Transaction, the Company will be merged into WEC's principal utility subsidiary, Wisconsin Electric Power Company (WE), which will be renamed "Wisconsin Energy Company." Prior to the merger of the Company into Wisconsin Energy Company, a new successor company to NSPM, Northern Power Wisconsin Corp. (New NSP), will acquire from the Company certain gas utility properties and operations in LaCrosse and Hudson, Wisconsin with a net historical cost at September 30, 1996 of approximately $22.7 million. This transfer is for purposes of complying with the Wisconsin Public Utility Holding Company Act.

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

SUMMARIZED PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following summary of unaudited pro forma financial information combines historical balance sheet and income statement information of WEC and NSPM, and of WE and the Company, to give effect to the Transaction to form Primergy and Wisconsin Energy Company, respectively. The unaudited pro forma balance sheet information gives effect to the Transaction as if it had occurred at September 30, 1996. The unaudited pro forma income statement information gives effect to the Transaction as if it had occurred at January 1, 1996. This pro forma information was prepared from the historical financial statements of NSPM, WEC and WE and the Company on the basis of accounting for the Transaction as a pooling of interests and should be read in conjunction with such historical financial statements and related notes thereto.

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

                                                Unaudited
                                                Pro Forma
PRIMERGY CORP:                  NSPM       WEC   Combined
                     (in millions, except per share amounts)

As of September 30, 1996:
  Utility Plant-Net           $4,344    $2,971     $7,315
  Current Assets                 717       466      1,183
  Other Assets *               1,334     1,169      2,363
    Total Assets              $6,395    $4,606    $10,861

Common Stockholders' Equity   $2,106    $1,917     $4,023
Preferred Stockholders'
  Equity                         240        30        270
Long-Term Debt                 1,673     1,331      3,004
    Total Capitalization       4,019     3,278      7,297
Current Liabilities              946       441      1,387
Other Liabilities *            1,430       887      2,177
    Total Equity &
      Liabilities             $6,395    $4,606    $10,861

For the Nine Months Ended
  September 30, 1996:
  Utility Operating
    Revenues                  $1,944    $1,296     $3,240
  Utility Operating Income      $266      $230       $496
  Net Income, after Preferred
    Dividend Requirements       $186      $162       $348
  Earnings per Common Share:
    As reported                $2.70     $1.46         --
    NSPM Equivalent Shares        --        --      $2.54
    Primergy Shares               --        --      $1.56

* Includes a $140 million pro forma adjustment to conform the presentation of non-current deferred taxes as a net liability.

Wisconsin Energy Company Information

     The following summarized Wisconsin Energy Company unaudited pro forma financial information combines historical balance sheet and income statement information of WE and the Company to give effect to the Transaction, including the transfer of certain gas utility properties from the Company to New NSP. The unaudited pro forma income statement information does not reflect adjustments for 1996 year-to-date revenues of $24.2 million and related expenses associated with the transfer of certain gas utility properties and operations from the Company to New NSP. A pro forma adjustment has been made to conform the presentation of non-current deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability.

Wisconsin Energy Company: *
                                                   Unaudited
                                           The     Pro Forma
                            WE         Company      Combined
                      (as Reported)(as Reported)       **
                                 (Millions of Dollars)

As of September 30, 1996:
  Utility Plant-Net          $2,971       $664        $3,615
  Current Assets                455         70           543
  Other Assets ***              917         51           832
    Total Assets             $4,343       $785        $4,990

Common Stockholder's Equity  $1,730       $324        $2,054
Preferred Stockholder's
  Equity                         30         --            30
Long-Term Debt                1,289        212         1,501
    Total Capitalization     $3,049       $536        $3,585
Current Liabilities             420         94           514
Other Liabilities ***           874        155           891
    Total Equity &
      Liabilities            $4,343      $785        $4,990

For the Nine Months Ended
  September 30, 1996:
  Utility Operating
    Revenues                 $1,296       $341        $1,637
  Utility Operating Income     $230        $39          $269
  Net Income, after Preferred
    Dividend Requirements      $159        $25          $184

* In connection with the Merger Agreement, WE will be renamed Wisconsin Energy Company.

** Balance Sheet data includes pro forma adjustments for the transfer of certain gas properties from the Company to New NSP.

*** Includes a $136 million pro forma adjustment to conform the presentation of non-current deferred taxes as a net liability.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibit is filed with this report:

     27.01    Financial Data Schedule for the nine months ended September
              30, 1996.

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



Date:  November 14, 1996


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