Form 10-K
period 1996-12-31
NORTHERN STATES POWER CO /WI/
filed 1997-03-31
CIK 72909

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

     For the fiscal year ended December 31, 1996

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

    Class                                 Outstanding at March 24, 1997
    Common Stock, $100 Par Value                  862,000 Shares

    All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

    Documents Incorporated by Reference

    None


INDEX
                                                             Page No.
PART I
Item 1    Business                                               1

     PROPOSED MERGER WITH WISCONSIN ENERGY CORPORATION           1

     REGULATION AND RATES
       Utility Industry Restructuring in Wisconsin
         & Michigan                                              5
       Construction Authorization                                6
       Ratemaking Principles in Wisconsin                        6
       Fuel and Purchased Gas Adjustment Clauses                 7
       Rate Matters by Jurisdiction                              8
       Electric Transmission Tariffs and Settlement (FERC)       9
       Minnesota Company Jurisdictions' Proposed Merger
           Transaction Proceedings                              11

     ELECTRIC OPERATIONS
       Competition                                              12
       NSP System                                               13
       Capability and Demand                                    13
       Demand Side Management                                   14
       Interchange Agreement                                    14
       Electric Power Pooling Agreements                        15
       Fuel Supply                                              15
       Electric Operating Statistics                            16

     GAS OPERATIONS                                             16
     ENVIRONMENTAL MATTERS                                      18
     CONSTRUCTION AND FINANCING                                 20
     EMPLOYEES AND EMPLOYEE BENEFITS                            20

Item 2    Properties                                            21
Item 3    Legal Proceedings                                     22
Item 4    Submission of Matters to a Vote of Security Holders   22

PART II
Item 5    Market Price of and Dividends on the Registrant's
              Common Equity and Related Stockholder Matters     23
Item 6    Selected Financial Data                               23
Item 7    Management's Discussion and Analysis                  23
Item 8    Financial Statements and Supplementary Data           25
Item 9    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure              41

PART III
Item 10   Directors and Executive Officers of the
            Registrant                                          42
Item 11   Executive Compensation                                42
Item 12   Security Ownership of Certain Beneficial
            Owners and Management                               42
Item 13   Certain Relationships and Related Transactions        42

PART IV
Item 14   Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                               43

SIGNATURES                                                      46

EXHIBITS (EXCERPT)

Statement pursuant to Private Securities Litigation
  Reform Act of 1995                                            47

Unaudited Pro Forma Financial Information                       49


                        PART I


Item 1.   Business

     Northern States Power Company (the Company), incorporated in 1901 under the laws of Wisconsin as the La Crosse Gas and Electric Company, is an operating public utility company with executive offices at 100 North Barstow Street, Eau Claire, Wisconsin 54703 (Phone: (715) 839-2592). The Company is a wholly-owned subsidiary of Northern States Power Company, a Minnesota corporation (the Minnesota Company). The Minnesota Company and its subsidiaries collectively are referred to herein as NSP.

     The Company is engaged in the generation, transmission, and distribution of electricity to approximately 211,400 retail customers in an area of approximately 18,900 square miles in northwestern Wisconsin, to approximately 9,600 electric retail customers in an area of approximately 300 square miles in the western portion of the Upper Peninsula of Michigan, and to ten wholesale customers in the same general area. The Company is also engaged in the distribution and sale of natural gas in the same service territory to approximately 69,000 customers in Wisconsin and 4,800 customers in Michigan. In Wisconsin, some of the larger communities the Company provides natural gas to are Eau Claire, Chippewa Falls, La Crosse, Hudson, Menomonie and Ashland. In the Upper Peninsula of Michigan, the largest community to which the Company provides natural gas is Ironwood.

     In 1996, the Company derived 81 percent of its total operating revenues from electric utility operations and 19 percent from gas utility operations. As of December 31, 1996, the Company had 861 full-time equivalent employees including 763 full-time employees.

     Except for the historical information contained herein, the matters discussed in this form 10-K, including the statements regarding the anticipated impact of the proposed merger, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "estimate," "expect," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; regulatory decisions regarding the proposed combination of NSP and WEC, and the other risk factors listed from time to time by the Company in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this report on Form 10-K.

PROPOSED MERGER WITH WISCONSIN ENERGY CORPORATION

Description of the Merger Transaction

     As initially announced in the Company's Current Report on Form 8-K dated April 28, 1995 and filed on May 8, 1995 (the Company's 4/28/95 8-K), the Minnesota Company, Wisconsin Energy Corporation, a Wisconsin corporation (WEC), Northern Power Wisconsin Corp., a Wisconsin corporation and wholly-owned subsidiary of the Minnesota Company (New NSP) and WEC Sub Corp., a Wisconsin corporation and wholly owned subsidiary of WEC (WEC
Sub), have entered into an Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995 (the Merger Agreement), which provides for a business combination of the Minnesota Company and WEC in a "merger-of-equals" transaction (the Merger Transaction). On September 13, 1995, the merger plan was approved by more than 95 percent of the respective shareholders of the Minnesota Company and WEC voting at their respective shareholder meetings. The agreement to merge is subject to a number of conditions, including approval by applicable regulatory authorities. NSP continues to work with WEC to complete the merger. However, since numerous conditions are beyond its control, NSP cannot state whether the merger will occur. See discussion of the regulatory proceedings under the caption "Regulation and Rates - Rate Matters by Jurisdiction" herein. Additional information regarding the merger is included in Item 8, Note 11 of the Notes to Financial Statements and unaudited pro forma financial statements are included in exhibits listed in Item 14.

     In the Merger Transaction, Primergy Corporation (Primergy), which will be registered under the Public Utility Holding Company Act of 1935, as amended, will be the parent company of both the Minnesota Company (which for regulatory reasons, will reincorporate in Wisconsin) and WEC's current principal utility subsidiary, Wisconsin Electric Power Company (WEPCO), which will be renamed "Wisconsin Energy Company." It is anticipated that, at the time of the Transaction, except for certain gas distribution properties transferred to the Minnesota Company, the Company will be merged into Wisconsin Energy Company and the subsidiaries of the Company will become direct Primergy subsidiaries.

     The Merger Agreement, and the press release issued in connection therewith, and the related Stock Option Agreements (defined below) are filed as exhibits to this report and are incorporated herein by reference. The descriptions of the Merger Agreement and the Stock Option Agreements set forth herein do not purport to be complete and are qualified in their entirety by the provisions of the Merger Agreement and the Stock Option Agreements, as the case may be, and the other exhibits filed with this report.

     Under the terms of the Merger Agreement, the Minnesota Company is to be merged with and into New NSP and immediately thereafter WEC Sub will be merged with and into New NSP, with New NSP being the surviving corporation. Each outstanding share of the Minnesota Company's common stock, par value $2.50 per share (NSP Common Stock), will be canceled and converted into the right to receive 1.626 shares of common stock, par value $.01 per share, of Primergy (Primergy Common Stock). The outstanding shares of WEC common stock, par value $.01 per share (WEC Common Stock), will remain outstanding, unchanged, as shares of Primergy Common Stock. Each outstanding share of the Minnesota Company's cumulative preferred stock, par value $100.00 per share, will be canceled and converted into the right to receive one share of cumulative preferred stock, par value $100.00 per share, of New NSP with identical rights (including dividend rights) and designations. Following the merger of the Company into Wisconsin Energy Company, the Company's outstanding first mortgage bonds will become obligations of Wisconsin Energy Company, but will continue to be secured under the Company's Supplemental and Restated Trust Indenture only to the extent of the mortgaged and pledged property that is acquired by Wisconsin Energy Company, and will not be secured by any other assets of Wisconsin Energy Company. WEPCO's outstanding preferred stock will remain outstanding and be unchanged in the Merger Transaction.

     It is anticipated that Primergy will adopt the Minnesota Company's dividend payment level adjusted for the exchange ratio. The Minnesota Company currently pays $2.76 per share annually, and WEC's annual dividend rate is currently $1.52 per share. Based on the 1.626 stock exchange ratio and the Company's current dividend rate, the pro forma dividend rate for Primergy Common Stock would be $1.70 per share as of December 31, 1996. However, the amount, declaration, and timing of dividends on Primergy Common Stock will be a business decision to be made by the Primergy Board of Directors from time to time based upon the results of operations and financial condition of Primergy and its subsidiaries and such other business considerations as the Primergy Board considers relevant in accordance with applicable laws.

Merger Consummation Conditions

     The Merger Transaction is subject to numerous closing conditions, including, without limitation, the receipt of all necessary governmental approvals without materially adverse terms and the making of all necessary governmental filings, including approvals of state utility regulators in Wisconsin, Minnesota and certain other states, the approval of the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC), the Nuclear Regulatory Commission (NRC), and the filing of the requisite notification with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of the applicable waiting period thereunder. (See discussion of the utility regulation proceedings under the caption "Regulation and Rates - Rate Matters by Jurisdiction" herein.) The Merger Transaction is also subject to receipt of assurances from the parties' independent accountants that the Merger Transaction will qualify as a pooling of interests for accounting purposes under generally accepted accounting principles. In addition, the consummation of the Merger Transaction is conditioned upon the approval for listing of such shares on the New York Stock Exchange.

During 1995, in addition to shareholder and Board of Directors approval, the Minnesota Company and WEC took the following steps toward fulfilling the conditions to closing:

  - Registration statements filed by the Minnesota Company and WEC with the SEC with respect to the Primergy Common Stock to be issued in the Merger Transaction and New NSP Preferred
  Stock became effective.

  - The Minnesota Company and WEC received a ruling from the Internal Revenue Service indicating that the proposed merger transactions would qualify as independent tax-free reorganizations under applicable tax law.

  - The Minnesota Company and WEC filed for regulatory approval of the Merger Transaction with the FERC and state commissions. (See "Regulation and Rates - Rate Matters by Jurisdiction" for further discussion of the status of these filings.)

  - The Minnesota Company filed for NRC approval of the transfer of nuclear operating licenses from the Minnesota
  Company to New NSP.

     During 1996 the Minnesota Company and WEC made the following filings as part of the regulatory approval process of the Merger
Transaction:

  - An Application was filed for SEC approval of the Registration of Primergy under the Public Utility Holding
  Company Act of  1935, as amended.

  -    Notification under the Hart-Scott-Rodino Antitrust
  Improvements Act of 1976, was filed with the United States
  Department of Justice.

     During 1997, the United States Department of Justice served its second request for information and documents. NSP and WEC anticipated responding to the second request in March 1997.

     As noted above, completion of the merger is subject to numerous conditions under the Merger Agreement that, unless waived by the affected party, must be met, including but not limited to the prior receipt of all necessary regulatory approvals without the imposition of materially adverse terms; the accuracy of each party's representations and warranties in the Merger Agreement at closing, other than representations and warranties whose inaccuracy does not result in a material adverse effect on the business, assets, financial condition, results of operations or prospects of such party and its subsidiaries taken as a whole; and no such material adverse effect having occurred, or being reasonably likely to occur, with respect to either party, at the time of the closing. NSP continues to work with WEC to complete the merger. However, since numerous conditions are beyond its control, NSP cannot state whether all necessary conditions for completion of the merger will occur.

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

     In accordance with the Merger Agreement, upon the consummation of the Merger Transaction, James J. Howard, Chairman, President, and Chief Executive Officer of the Minnesota Company will initially serve as the Chairman and Chief Executive Officer of Primergy for a minimum of 16 months after the effectiveness of the Merger Transaction and will thereafter serve only as Chairman of the Board of Primergy for a minimum of two years. Also, Richard A. Abdoo, Chairman, President and Chief Executive Officer of WEC shall initially hold the positions of Vice Chairman of the Board, President and Chief Operating Officer of Primergy and thereafter shall be entitled to hold the additional position of Chief Executive Officer when Mr. Howard ceases to be Chief Executive Officer. Mr. Abdoo will assume the position of Chairman when Mr. Howard ceases to be Chairman.

     The Merger Agreement may be terminated under certain circumstances, including (1) by mutual consent of the parties;
(2) by any party if the Merger Transaction is not consummated by April 30, 1997 (provided, however, that such termination date shall be extended to October 31, 1997 if all conditions to closing the Merger Transaction, other than the receipt of certain consents and/or statutory approvals by any of the parties, have been or are capable of being fulfilled at April 30, 1997); (3) by any party if either the Minnesota Company's or WEC's shareholders vote against the Merger Transaction or if any state or federal law or court order prohibits the Merger Transaction; (4) by a non-breaching party if there exist breaches of any representations or warranties made in the Merger Agreement as of the date thereof which breaches, individually or in the aggregate, would result in a material adverse effect on the breaching party and which is not cured within 20 days after notice; (5) by a non-breaching party if there occur breaches of specified covenants or material breaches of any covenant or agreement which are not cured within 20 days after notice; (6) by either party if the Board of Directors of the other party shall withdraw or adversely modify its recommendation of the Merger Transaction or shall approve any competing transaction; or (7) by either party, under certain circumstances, as a result of a third-party tender offer or business combination proposal which such party's board of directors determines in good faith that their fiduciary duties require be accepted, after the other party has first been given an opportunity to make concessions and adjustments in the terms of the Merger Agreement. In addition, the Merger Agreement provides for the payment of certain termination fees by one party to the other in the event of a willful breach or acceptance of a third-party tender offer or business combination.

     Concurrently with the Merger Agreement, the Minnesota Company and WEC have entered into reciprocal stock option agreements (the "Stock Option Agreements") each granting the other an irrevocable option to purchase up to that number of shares of Common Stock of the other company which equals 19.9 percent of the number of shares of common stock of the other company outstanding on April 28, 1995 at an exercise price of $44.075 per share, in the case of Minnesota Company Common Stock, or $27.675 per share, in the case of WEC Common Stock, under certain circumstances if the Merger Agreement becomes terminable by one party as a result of the other party's breach or as a result of the other party becoming the subject of a third-party proposal for a business combination. Any party whose option becomes exercisable (the "Exercising Party") may request the other party to repurchase from it all or any portion of the Exercising Party's option at the price specified in the Stock Option Agreements.

Results of the Merger Transaction

     Assuming the merger is completed, a transition to a new organization would begin. At the time that the Merger Agreement was signed, anticipated cost savings of the new organization (compared with the continued independent operation of NSP and WEC) were estimated to be approximately $2 billion over a 10-year period, net of transaction costs (about $30 million) and costs to achieve the merger savings (about $122 million). The actual realization of these savings will be dependent on numerous factors.

     It is anticipated that the proposed merger will allow the companies to implement a modest reduction in electric retail rates as described below followed by a rate freeze for electric and gas retail customers. This rate plan is currently being considered by various regulatory agencies.

     The Company and WEPCO have proposed an average retail electric rate reduction of 1.5 percent and a four-year-rate freeze in the electric retail jurisdiction for customers of Wisconsin Energy Company. The electric rate reduction of 1.5 percent would be implemented as soon as reasonably possible following the receipt of the necessary approvals and closing of the Merger Transaction. This proposed rate reduction is made in conjunction with the proposal to recover deferred Merger Transaction costs and costs incurred to achieve merger savings through amortization over the same period. In addition, the companies agreed to provide a four-year freeze in wholesale electric rates effective once the merger is completed.

     The Company has proposed a $0.6 million rate decrease and a four-year freeze for retail natural gas rates in its Wisconsin jurisdiction. In addition, any net purchased gas cost savings would be reflected in gas rates for customers in Wisconsin automatically through the purchased gas adjustment clause mechanism. The remaining benefits will support the rate freeze, as well as offset a portion of the rising gas utility costs other than the purchased cost of gas.

     The total savings identified as a result of the Merger Transaction represent aggressive goals which the Minnesota Company and WEC intend to achieve, but the rate freeze will result in some risk to the Minnesota Company's shareholders if the anticipated cost savings are not realized. There is uncertainty regarding the timing and levels of the savings and costs associated with the Merger Transaction. The proposal to unilaterally reduce rates and institute a rate freeze is designed to shield customers from these uncertainties. This proposal permits customers the opportunity to immediately begin realizing benefits of the Merger Transaction notwithstanding these uncertainties. Further, the four-year rate freeze permits the companies a reasonable time period to implement the changes necessary to achieve the contemplated savings.

     The commitment not to increase electric rates does not prohibit tariff amendments and rate design changes which would not increase electric net income during the moratorium. Finally, as part of this proposal, Primergy's operating utility subsidiaries will work with regulatory commissions to develop a plan for managing merger benefits for the year 2001 and beyond. The Company and WEPCO recognize that during the four-year rate freeze period, it may experience certain significant but uncontrollable events which necessitate rate changes. Accordingly, as part of the rate plan proposal, the Company and WEPCO have identified certain events (large increases in taxes and government-mandated costs, and extraordinary events) which it believes should be excepted from the rate freeze. The exceptions are necessary in order to protect Wisconsin Energy Company from major cost increases or events which are beyond its control. The Company and WEPCO propose that for these uncontrollable events it be allowed to file with the PSCW during the rate freeze period for recovery of the costs related to these events.

     The Company, the Minnesota Company and WEC recognize that the divestiture of their existing gas operations and certain non-utility operations is a possibility under the new registered holding company structure, but have been working with the SEC to retain such businesses. Based on prior decisions and other actions by the SEC, the retention of both the gas and non-regulated businesses seems possible after consummation of the Merger Transaction. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value.

     Also, regulatory authorities may require the use of an independent transmission system operator (ISO) or divestiture of certain transmission and/or generation assets. The Company currently cannot determine if such divestitures would be required by regulators. In addition, Wisconsin state law limits the total assets of non-utility affiliates of Primergy, which, depending on interpretations of the law, may limit growth of nonregulated operations.

REGULATION AND RATES

Utility Industry Restructuring in Wisconsin & Michigan

     Because of the increased focus on competition in the electric and natural gas utility industries, the Public Service Commission of Wisconsin (PSCW) is investigating changes in the structure and regulation of both industries. The Company has actively participated in these proceedings. In 1994, the PSCW asked each utility in the state for comments regarding retail competition. In response to the request, the Company filed the following recommendations: (1) competition should be phased in for retail markets by customer classes, with all customers having choice of supplier by 2001, (2) the generation segment of the industry should be deregulated by 2001, (3) prudent stranded costs should be recovered prior to the advent of retail wheeling and (4) utilities and other competitors should have a level playing field for issues such as obligation to serve, eminent domain, requirements for demand side management, funding of social programs, opening of retail markets to competition and other issues. Also, as an outcome of the responses to the PSCW, a task force was formed by the PSCW to analyze the industry
restructuring necessary in the state of Wisconsin.   To date,
after reviewing a set of proposals developed by its working group, the PSCW has set a target date of 2001 for implementing competition in retail electric markets, established prerequisites for retail competition and defined a work plan for achieving the prerequisites. The work plan includes unbundling the components of the integrated utility, setting service standards and establishing methods for the continued promotion of energy conservation and renewable resources.

     In February 1996, the PSCW issued its report to the state
legislature on restructuring the electric industry.    The report
was the culmination of over a year of work by representatives from a wide range of interests, including low income advocates, environmental groups, consumer groups, regulators and the utilities. The Company played an active role in the efforts.
Key elements of the report include: (1) unbundling the vertically-integrated utility functions into generation, transmission, distribution and energy services; (2) improving competition in electric generation while insuring consumer access to the low costs associated with existing power plants; (3) preventing the exercise of market power by large companies; (4) revising Wisconsin's regulatory processes while protecting the environment; (5) working to transform the transmission system into a common carrier; (6) developing distribution and retail service requirements and (7) developing alternative means for funding and providing social benefits to customers. The report included a 32 step plan to achieve these elements with the ultimate goal of opening the retail market to competition by the year 2001. The PSCW began implementing the 32 step plan in 1996. As of the end of the year, parties have filed plans with the PSCW to unbundle utility functions; completed hearings on revising the State's Advance Plan and Certificate of Public Convenience and Necessity processes; developed proposals regarding the funding and delivery of low income, energy efficiency, renewable resource and environmental research services; and began work on an initial distribution and retail service requirements. In addition, the PSCW issued an order in September that set minimum standards for creating an ISO that differs from the Company's and WEC's proposal for an ISO related to the proposed merger to form Primergy.

     In Michigan, the Michigan Public Service Commission (MPSC) recently released a report setting out their proposal for instituting retail access. In their report, the MPSC endorsed two fundamental principles: (1) all customers should be eligible to participate in the emerging competitive market, and (2) rates should not be increased for any customers and should be reduced where possible. The MPSC's plan calls for utilities to open up 2 1/2% of their loads each year beginning in 1997, with full retail access in effect by the year 2007. Also, the plan calls for stranded costs to be recovered through the use of rate reduction bonds; the institution of performance based rates for transmission and distribution service, the requirement that originating suppliers in any retail access transaction provide reciprocal rights to the utility providing the retail direct access service, distribution utility provision of service to customers who do not choose to participate or who cannot participate in the program, and unbundling of rates into separate functions. Parties were asked to comment by January 21, 1997. The Company filed comments generally recommending that the MPSC permit utilities whose operations are primarily in Wisconsin to follow retail competition approved in Wisconsin with respect to consumer choice.

     During 1995, the PSCW decided that, as competition increases in natural gas markets, distribution service will need to be totally separated from unregulated activities. To further that objective, during 1996, the PSCW adopted standards of conduct to govern transactions between utilities and their gas marketing affiliates. They also examined the issue of how to determine when specific markets are competitive and ready for deregulation. This is the point at which natural gas utilities will need to stop offering unregulated services. An order is expected in this docket this year. In 1997, the PSCW will determine how utility consumer protection services, such as the winter moratorium and supplier of last resort, and utility public benefit programs, such as low income and energy efficiency services, should be implemented in the future. As part of the gas restructuring efforts in Michigan, the MPSC issued an order on October 7, 1996, authorizing Michigan utilities to file customer choice pilot programs. Under these pilots, customers would be free to choose their gas supplier. The order did not mandate such pilots, but left it up to the individual utilities. The Company has no immediate plans to file for such a pilot.

Construction Authorization

     Prior to the construction of a major electric project, the Company is required to obtain various licenses and permits, including either a certificate of authority (CA) or a certificate of public convenience and necessity (CPCN), from the PSCW. In 1995, the Wisconsin legislature passed statutory changes raising the minimum project expenditure requiring a CA generally from $1,000,000 to $3,000,000. Any transmission projects costing less than $3,000,000, and less than 10 miles in length, no longer require PSCW approval.

     Before a major electric project can receive a CPCN, it must have received PSCW planning approval through the Advance Plan process. In this process, Wisconsin utilities' twenty year generation and transmission construction plans are reviewed. In 1995, the Company received approval of its most recent Advance Plan filing.

Ratemaking Principles in Wisconsin

     The PSCW and MPSC regulate the rates and service of the Company with respect to retail sales within the State of Wisconsin and the State of Michigan, respectively, and various other aspects of the Company's operations. The PSCW also exercises jurisdiction over the construction of certain electric and gas facilities and the issuance of new securities. The Company is also subject to the jurisdiction of the FERC with respect to its sales to wholesale electric customers and certain other aspects of its operations, including the licensing and operation of hydro projects and the Company's Interchange Agreement (see Electric Operations-Interchange Agreement). Approximately 92.0 percent of the Company's 1996 revenues from sales were subject to PSCW jurisdiction. Of the 92.0 percent,
70.8 percent was generated from electric retail revenues and the remaining 21.2 percent from retail gas revenues. The Company's wholesale revenues from sales subject to FERC jurisdiction were approximately 4.5 percent of the Company's 1996 revenues from sales with the remaining 3.5 percent of revenues from sales subject to MPSC jurisdiction.

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

     The PSCW reviews each utility's cash position to determine if a current return on Construction Work in Progress (CWIP) will be allowed. The PSCW will allow either a return on CWIP or capitalization of Allowance for Funds Used during Construction
(AFC) at the adjusted overall cost of capital. The Company currently capitalizes AFC on production and transmission CWIP at the FERC formula rate and on all other CWIP at the adjusted overall cost of capital.

Fuel and Purchased Gas Adjustment Clauses

     Wisconsin

     The Wisconsin automatic retail electric fuel adjustment clause was eliminated for the Company in the electric retail rate order issued by the PSCW in 1986. The electric fuel adjustment clause was replaced by a procedure which compares actual monthly and anticipated annual fuel costs with those costs which were included in the latest retail electric rates approved by the PSCW. If the comparison results in a difference outside a range of eight percent for the first month, five percent for the second month, or two percent for the remainder of the year, the PSCW may hold hearings limited to fuel costs and revise rates. This is subject to two year approval under the biennial rate case process. Effective January 1, 1996, the fuel costs that are monitored include demand costs for sales, purchased power costs, and transmission wheeling expenses, which had been excluded prior to that date.

     The PSCW conducted a generic hearing in March 1996 under Docket No. 05-GI-106 to consider alternative incentive-based gas cost recovery mechanisms to replace the current purchased gas adjustment clause. In its November 5, 1996 order, the PSCW issued general guidelines for incentive-based gas cost recovery mechanisms as well as "modified one-for-one" gas cost recovery mechanisms. The order required all major gas utilities in Wisconsin to file a proposal to replace their current purchased gas adjustment clause, but allowed individual utilities discretion in choosing which type of gas cost recovery mechanism to file. The Company plans to file a proposal for a modified one-for-one gas cost recovery mechanism by July 1, 1997, according to the schedule established by the PSCW. Under a modified one-for-one gas cost recovery mechanism (GCRM), the allowable gas commodity cost recovery would be based on a benchmark index, which in turn is based on the market price of gas. The allowable cost recovery of the remaining components of the cost of gas (for example, interstate pipeline transportation) would be based on actual costs incurred, as is now the case with the purchased gas adjustment clause.

     Michigan

     The Company's Michigan retail gas and electric rate schedules include Gas Cost Recovery Factors and Power Supply Cost Recovery Factors, respectively, which are based on a twelve-month projection of costs. The MPSC conducts formal hearings because approval must be obtained before implementation of the factors. After each twelve-month period is completed, a reconciliation is submitted whereby over-revenues are refunded and any under-revenues are collected, including interest. For 1997 the Gas Cost Recovery Factor is in place, however, due to the pending merger with WEPCO, the Company has received approval of a waiver of the Power Supply Cost Recovery Factor. The waiver has been challenged by the Michigan Attorney General.

     Wholesale

     For the eight wholesale customers on the W-1 Wholesale rate, the Company calculates the fuel adjustment factor for the current month based on estimated electric fuel costs for that month. The fuel adjustment factor is adjusted for over or under collected fuel costs allocable to wholesale customer sales from the prior month's actual operations which provide an ongoing true-up mechanism.

Rate Matters by Jurisdiction

     Wisconsin

     On June 1, 1995, the Company filed an application with the PSCW requesting no change in the electric utility rates for 1996 and a $2.7 million (3.6%) increase in gas utility rates for 1996. On October 6, 1995, the PSCW directed the Company to decrease electric rates by $4.8 million (1.7%). On December 21, 1995, the PSCW issued an order approving a $2.5 million gas rate increase (3.4%). An effective date of January 1, 1996, was authorized for both of these rate changes. In its orders, the PSCW deviated from its normal biennial rate case filing requirements and directed the Company to file complete electric and gas rate cases in early 1996 for the test year beginning January 1, 1997, as discussed below. This special filing was requested by the PSCW to facilitate its review of the Company's pending application to merge with WEPCO.

     On March 15, 1996, the Company filed a full rate case for the 1997 test year on a stand-alone basis as requested by the PSCW. The Company's filing described revenue deficiencies for both the electric and gas utilities. However, no rate increases were requested. Technical hearings for the Company's electric and gas rate cases were held before the PSCW on July 8, 1996. On November 26, 1996, the PSCW issued an order approving the Company's application for no change in rates. However, certain classes of customers will experience small changes in rates as a result of rate design revisions requested by the Company. These changes to electric rates for certain customers classes have an offsetting effect on overall revenues. There were no significant changes to gas rates. In its order, the PSCW approved a capital structure composed of 45% debt and 55% common equity, and granted an 11.3% return on common equity.

     The Company, WEC and WEPCO filed for approval of the proposed Merger Transaction on August 4, 1995. The merger application requested deferred accounting treatment and rate recovery of costs incurred associated with the proposed merger. Electric and gas rate plans were filed that proposed a 1.5% reduction in electric rates and a $4.2 million reduction in gas rates (of which $0.6 million relates to the Company) at the time of the Merger Transaction and four-year rate freeze thereafter, with certain exceptions.

     On March 18, 1996, the Company and WEC filed testimony and exhibits supporting the original August 4, 1995, Merger Transaction filing. On July 24, 1996, the PSCW held a prehearing conference on the merger proceeding. At the prehearing conference, the parties agreed upon an extensive issues list and a schedule for the hearing. At its open meeting on August 8, 1996, the PSCW revised the schedule and set hearings to begin October 30, 1996. In October 1996, the PSCW staff filed testimony with the PSCW proposing various conditions, including potential divestiture of certain transmission, generation and gas assets and a larger reduction in electric rates than proposed by the Company and WEC. The staff recommendations differ materially from the merger terms and conditions included in the application the Company and WEC originally filed with the PSCW. In January 1997, a Dane County Circuit Court judge ordered the PSCW to delay its decision on the merger, pending the results of an investigation regarding alleged prohibited conversations between one of the PSCW commissioners and WEC officials. The judge ordered the PSCW to investigate the allegations. At the request of the PSCW, the matter is under investigation by the District Attorney's Office to Milwaukee County. The Company cannot predict when the PSCW will resolve the allegations and proceed with deliberations concerning the proposed merger. In early 1997, legislation was introduced in the Wisconsin legislature to revise the statue under which the PSCW review utility mergers.
As introduced, the legislation would apply to the Primergy merger if it is still pending before the PSCW at the time the legislation is signed into law. In that event, it is highly likely that the PSCW would be required to hold additional hearings on the merger application.

     In September 1996, the PSCW issued an order setting minimum standards for creating an ISO that differ from the Company's and WEC's ISO proposal. This order was issued as part of a generic electric utility restructuring process the PSCW started in 1995. Although the restructuring process is separate from the merger proceedings, the order is related because the PSCW staff, in its testimony filed in the merger proceeding, as discussed above, recommended establishing an ISO that meets the standards of the PSCW's order as a condition of approving the merger. In addition, in September 1996, the PSCW submitted its ISO order to the FERC with a request that FERC require an ISO satisfying the PSCW minimum standards as a condition of FERC approval of the NSP/WEC merger application. In October 1996, Company and WEC filed with the PSCW, as supplemental testimony and exhibits in the merger proceeding, the same ISO proposal filed with the FERC, as discussed later.

     The Company was originally scheduled to file a general rate case in June of 1997 for rates effective January 1, 1998 as required by the PSCW biennial filing schedule. However, because of the PSCW's decision to deviate from this schedule, it is unlikely the Company will file a rate case until later in 1997, if at all. If the PSCW approves the NSP/WEC merger, the Company anticipates the PSCW will waive the biennial rate case filing requirement and instead will accept the rate reductions and the four-year rate freeze as proposed in the companies' merger application.

     Michigan

     There were no changes in the Michigan electric or gas base rates during 1996. The Company does not anticipate the need to file for a change in Michigan rates in 1997.

     The Company and WEPCO filed for MPSC approval of the Merger
Transaction on August 4, 1995. Electric and gas rates were filed that proposed a rate reduction and a four-year rate freeze. The
MPSC gave its approval for the merger on April 10, 1996.

     Wholesale (FERC)

     The Company is providing power supply to ten municipal wholesale customers with 1996 revenues of $17.4 million. This reduction of $0.5 million from 1995 revenues was the result of offering discounted rates to customers in exchange for longer contract terms. In 1996, seven customers received discounts of three to five percent below the FERC authorized W-1 Wholesale rate. In that same year, one customer, whose contract term was completed, renewed its power supply agreement for five years, including a discount beginning in 1997. Beginning in 1996, two customers began service under five-year negotiated rate agreements and at the end of the five year terms, the Company will have no further obligation to serve these two customers. All ten municipal wholesale customers have current power supply agreements ranging from four to ten year terms. Changes in the wholesale market were anticipated and the Company is providing discounts and negotiated services to be competitive. Due to these changes, 1997 revenues are estimated to decrease from 1996 levels by $0.4 million. Two Investor Owned Utilities (IOU) wholesale customers renewed their agreements in late 1996 for an additional five years. They will purchase almost all of their power supply requirements from the Company. A partial requirements sale is also being made to one additional municipal customer.

Electric Transmission Tariffs and Settlement (FERC)

      NSP has been an industry leader in the area of transmission open access. In 1990, the Minnesota Company and the Company jointly filed a transmission services tariff for certain transmission customers on the NSP System (as defined later). New rates were effective under the filing, subject to refund, for the period December 29, 1990, through October 31, 1994. On February 5, 1996, the FERC denied the companies' request for a rehearing and required the companies to submit a refund compliance filing in the amount of $1.7 million. A compliance filing was made on March 29, 1996, and the amount refunded by both companies in 1996 was $1.4 million (the Company's portion was $1.0 million). The refund had been fully accrued as of December 31, 1995.

     In March 1994, the Minnesota Company and the Company jointly filed a revised open access transmission tariff with the FERC. On April 11, 1995, an Offer of Settlement (the Settlement) was entered into by a majority of the parties involved in this proceeding. The settlement agreement includes a transmission tariff that complies with the FERC transmission pricing policy which calls for comparability of service and pricing, network service, and unbundling of ancillary charges such as scheduling and load following. The FERC approved the Settlement on February 14, 1996, subject to the outcome of the final rule in the open access proceedings discussed below. The total revenue effect of the settlement on both the Company and the Minnesota Company would produce an increase in revenues of approximately $200,000 per year. The new tariff enables the Company and the Minnesota Company to comply with transmission pricing provisions of open access transmission requirements of the Energy Policy Act of 1992. On October 11, 1996, NSP filed the Order No. 888 proforma tariff using the settlement rates from the approved NSP tariff.

     Open Access Transmission Proceedings (FERC)

     In April 1996, the FERC issued two final rules, Order Nos. 888 and 889, which may have a significant impact on wholesale markets. Order No. 888, which was preceded by a Notice of Proposed Rulemaking referred to as the "Mega-NOPR," concerns rules on non-discriminatory open access transmission service to promote wholesale competition. Order No. 888, which was effective on July 9, 1996, requires utilities and other transmission users to abide by comparable terms, conditions and pricing in transmitting power. Order No. 889, which had its effective date extended to January 3, 1997, requires public utilities to implement Standards of Conduct and an Open Access Same Time Information System (OASIS, formerly known as Real-Time
Information Networks).   These rules require transmission
personnel to provide the same information about the transmission system to all transmission customers using the OASIS. A new proposed rule on Capacity Reservation Open Access Transmission Tariffs also was issued on April 24, 1996. This proposed rule requested comments on a new proposed tariff compliance filing and an information filing that unbundled the transmission component of the full-requirements municipal wholesale customers' rates. With regard to the second phase, in December 1996, NSP submitted its compliance filing which unbundled the transmission component of its coordination sales agreements. For transactions under these agreements, these customers became NSP transmission service customers. In October 1996, the FERC accepted NSP's information filing. NSP also is in compliance with Order 889. Steps taken in compliance include the submission of the requisite Standards of Conduct filing in November 1996 and the training of employees on these standards in January 1997. NSP continues to be generally supportive of the FERC's efforts to increase competition.

     The FERC's Order No. 888 required utilities to offer a transmission tariff that includes network transmission service
(NTS) to transmission customers. NTS allows transmission service customers to fully integrate load and resources on an instantaneous basis, in a manner similar to NSP's historical integration of its load and resources. Customers can elect to participate in the cost-sharing network by requesting NTS service from NSP. Under NTS, the NSP system and participating customers share the total annual transmission cost for their combined joint-use systems, net of related transmission revenues, based upon each company's share of the total system load. The expected annual expense increase to the Company, net of cost-sharing revenues, as a result of offering NTS is estimated to be approximately $4 million for 1997. In 1996, the Company incurred approximately $0.5 million of NTS costs.

     Proposed Transaction Approval Proceedings (FERC)

     In July 1995, the Minnesota Company, the Company and WEC (the Applicants) filed an application and supporting testimony with the FERC seeking approval of the Merger Transaction to form Primergy Corporation. The filing consisted of the merger application, the proposed joint transmission tariff and an amendment to the Company's Interchange Agreement with the Minnesota Company.

     The issues raised by intervenors with respect to the merger application at the FERC are primarily related to two areas: the impact on competition and the nature of the cost savings. On January 31, 1996, the FERC issued a ruling which put the merger approval filing on an accelerated schedule. The FERC set only one of six merger issues raised by intervenors for hearing, provided the applicants agreed to a wholesale rate freeze. The FERC ordered a hearing regarding the effect of the proposed merger on bulk power competition.

     In February 1996, the Applicants agreed to freeze wholesale rates for four years subsequent to the Merger Transaction.

     On May 28, 1996, the Applicants filed additional evidence with the FERC, providing a detailed analysis of generation
"market power" and more specific information about the independent system operator (ISO) proposal included in earlier filings. This additional information was provided to the FERC in response to concerns raised by intervenors in the merger proceeding and the FERC staff.

     The FERC administrative law judge (ALJ), in the merger proceeding, issued an initial decision on August 29, 1996, recommending approval of the merger application, subject to the Applicants meeting eight conditions. A significant part of the ALJ's initial decision discusses the design of an ISO. The ALJ's initial decision specifically rejected the need for divestiture of any generation or transmission facilities as a requirement for ensuring open and equal access to the transmission system. In October 1996, the Applicants filed a Unilateral Offer of Settlement (UOS) with the FERC. The UOS includes a transmission system control agreement and articles and bylaws for establishing an ISO, intended to meet the requirements of the ALJ's decision and FERC guidelines. In mid-December 1996, the FERC revised and streamlined its 30-year-old policy for evaluating public utility mergers, with the changes designed to expedite the processing of merger applications. The new policy primarily focuses on three factors in reviewing mergers: the effect on competition, rates, and state and federal regulation. For pending mergers, the policy will be applied on a case-by-case basis. The Applicants believe the proposed merger is consistent with the FERC's revised merger policy and are hopeful that the FERC will simultaneously rule on the UOS and the pending merger application in 1997.

     Other Proceedings (FERC)

     In September 1996, the Minnesota Company and the Company filed for FERC approval to "abandon" FERC's jurisdiction over two liquefied natural gas (LNG) plants they operate near St. Paul, Minnesota, and Eau Claire, Wisconsin, respectively. FERC asserted jurisdiction over the plants in the late 1970s, and each company has provided FERC regulated LNG services from its plant since that time. Under the filings, FERC would abandon jurisdiction under Section 7 (c) of the Natural Gas Act, but would retain limited jurisdiction under Section 18 of Code of Federal Regulations (CFR) Part 284.224. The "abandonments" are required to complete the Primergy merger, but would also allow the Company and the Minnesota Company to modify the LNG plant facilities or provide new LNG services without prior FERC approval.

Minnesota Company Jurisdictions' Proposed Merger Transaction
Proceedings

     Minnesota Public Utilities Commission (MPUC)

     On August 4, 1995, the Minnesota Company filed for MPUC approval of the Merger Transaction with WEC. The Minnesota Company proposed a rate plan which would reduce electric rates by
1.5 percent subsequent to the merger and a four-year rate freeze thereafter, except for certain uncontrollable events. The rate plan was modified in March 1996 to also provide for a freeze in gas rates through 1998. The proposed rate plan included a request for a four-year amortization of the costs associated with the Merger Transaction.

     In June 1996, the MPUC issued an order that established the procedural framework for the MPUC's considerations of the merger.
Contested case hearings were ordered for the issues of merger-related savings, electric rate freeze characteristics, the Minnesota Company's pre-merger revenue requirements, Primergy's ability to control the transmission interface between the Mid-Continent Area Power Pool
(MAPP) and the Wisconsin and Upper Michigan area, and the impact of control of this interface on other Minnesota utilities.
Evidentiary hearings were held from November 20 through December
3, 1996. The Minnesota Department of Public Service recommended a rate reduction of 2.0 percent, compared with the 1.5 percent reduction the Minnesota Company proposed. In January and February 1997, administrative law judges issued their findings and recommendations in the Minnesota merger applications. Among other items they found: that NSP's projected merger-related cost savings in general were reasonable; recommended a four-year rate freeze, with very limited exceptions for rate changes; concluded that the merger would not provide Primergy with the ability or incentive to negatively impact competition; and determined the Minnesota Company's pre-merger electric rates for Minnesota retail customers may exceed revenue requirements by $3.5 million, or one-fifth of one-percent. The MPUC will consider the administrative law judges' recommendations along with other information when it deliberates and decides the case. On March
5, 1997, the Minnesota Office of the Attorney General, a participant in the merger cases, filed a brief which expressed for the first time opposition to the merger. Although NSP had hoped for approvals from all jurisdictions by the end of 1996, it now appears that the MPUC could reach decisions within the first half of 1997. On March 12, 1997, the MPUC issued a notice that it will consider whether to request additional public hearings as well as additional written comments. The MPUC stated if additional hearings or written comments are necessary, final deliberations in this matter could be scheduled for June or July
1997. On March 20, 1997, the MPUC heard comments from the parties on the need for additional hearings or other procedures prior to making a decision on the merger. While NSP believes the case is ready for decision now, the MPUC is considering what further procedures, if any, it will require. If no further procedures are undertaken, a decision in the second quarter is expected.

     In July 1996, the MPUC, on a motion from a Commissioner, voted to request an investigation into allegations of improper communications between two Commissioners and a Minnesota Company lobbyist. The MPUC in September 1996 determined in an order that no improper contact had taken place. Upon reconsideration of the matter in December 1996, the MPUC reversed itself and found the communications were improper. However, in January 1997, prior to issuing an order on its December decision, the MPUC reconsidered and nullified its December decision. No final order has been issued.

     The need for general rate filings in 1997 depend upon the outcome of the merger case.

     North Dakota Public Service Commission (NDPSC)

     On August 4, 1995, the Minnesota Company filed for NDPSC approval of the Merger Transactions with WEC. The Minnesota Company proposed a rate plan which would reduce electric rates by
1.5 percent on January 1, 1997, or after the close of the Merger Transaction, and implement a four-year rate freeze thereafter, with certain exceptions. A 1.25 percent rate reduction and a four-year rate freeze in gas rates was also proposed. Public hearings on the Merger Transaction were held in Minot, Grand Forks and Fargo, North Dakota, in November and December 1995. A technical hearing was held in March 1996. The NDPSC voted unanimously to approve the Merger on June 26, 1996, basically on the terms proposed by NSP.

     South Dakota Public Utilities Commission (SDPUC)

     In 1995, the SDPUC determined that it did not have jurisdiction to approve or deny the Merger Transaction with WEC. On September 30, 1996, the Minnesota Company filed a 1.5% or $1.2 million electric rate reduction to be effective upon closing of the Merger Transaction. After the merger-related reduction, South Dakota rates would then be frozen through 2000.

                      ELECTRIC OPERATIONS

Competition

     The Company's electric sales are subject to competition in some areas from municipally owned systems, rural electric cooperatives and, in certain respects, other private utilities and independent power producers. Electric service also
increasingly competes with other forms of energy.   The degree of
competition may vary from time to time, depending on relative costs and supplies of other forms of energy. Although the Company cannot predict the extent to which its future business may be affected by supply, relative cost or promotion of other electricity or energy suppliers, the Company believes that it will be in a position to compete effectively.

     In October 1992, the President signed into law the Energy Policy Act of 1992 (Energy Act). The Energy Act amends the Public Utility Holding Company Act of 1935 (PUHCA) and the Federal Power Act. Among many other provisions, the Energy Act is designed to promote competition in the development of wholesale power generation in the electric utility industry. It exempts a new class of independent power producers from regulation under the PUHCA. The Energy Act also allows the FERC to order wholesale "wheeling" by public utilities to provide utility and non-utility generators access to public utility transmission facilities. The provision allows the FERC to set prices for wheeling, which will allow utilities to recover certain costs. The costs would be recovered from the companies receiving the services, rather than the utilities' retail customers. The market-based power agreement filings with FERC and the open access orders issued by FERC (as discussed in "Regulation and Rates," herein) reflect the trend toward increasing transmission access under the Energy Act.

     The Energy Act is a catalyst for comprehensive and significant changes in the operation of electric utilities, including increased competition. The Act's reform of the PUHCA promotes creation of wholesale non-utility power generators and authorizes the FERC to require utilities to provide wholesale transmission services to third parties. The legislation allows utilities and nonregulated companies to build, own and operate power plants nationally and internationally without being subject to restrictions that previously applied to utilities under the PUHCA. Management believes this legislation will promote the continued trend of increased competition in the electric energy markets. NSP plans to continue its efforts to be a competitively priced supplier of electricity and an active participant in the competitive market for electricity.

     The NSP System is experiencing a continuing increase in requests for the use of its transmission facilities as power marketers continue to enter the electric industry. In 1996, the Company filed 58 transmission service agreements for FERC approval.

     Many states are currently considering proposals to increase competition in the supply of electricity. The Company believes the transition to a more competitive electric industry will be beneficial for all consumers. It is likely that retail competition will provide more innovative services and lower prices. The Company supports an orderly transition to an open, fair and efficient competitive energy market for all customers and suppliers. As discussed previously in "Rates and Regulation," regulators in Wisconsin and Michigan are currently considering what actions they should take regarding electric industry competition, including restructuring. The Company believes that, under such restructuring plans, utilities should retain direct operational responsibility of their transmission and distribution systems, and that utilities should be permitted to recover the cost of their investments made under traditional regulation, including any "stranded costs." The timing of regulatory actions regarding restructuring and their impact on the Company cannot be predicted at this time and may be significant.

NSP System

     The Company's electric production and transmission systems are interconnected with the production and transmission system of the Minnesota Company. The combined electric production and transmission systems of the Company and the Minnesota Company are hereinafter called the "NSP System."

     The facilities of the NSP System include coal and nuclear generating plants, hydro, gas fired combustion turbines, waste wood, and waste wood/refuse derived fuel (RDF) generating plants, an interconnection with the Manitoba-Hydro Electric Board for the purpose of exchanging power, and extra-high voltage transmission facilities for interconnection to Kansas City, Milwaukee and St. Louis to provide the necessary back-up for large power plants in those service territories.

     The Minnesota Company operates two nuclear generating plants: the single unit, 539 Megawatts (MW) Monticello Nuclear Generating Plant and the Prairie Island Nuclear Generating Plant with two units totaling 1,025 MW. The Monticello Plant received its 40-year operating license from the NRC on September 8, 1970, and commenced operation on June 30, 1971. Prairie Island Units 1 and 2 received their 40-year operating licenses on August 9, 1973, and October 29, 1974, respectively, and commenced operation on December 16, 1973, and December 21, 1974, respectively. The ability of these nuclear plants to continue operating until the end of the license periods is dependent upon the availability of storage facilities for used nuclear fuel. The Monticello plant has sufficient pool capacity for temporary storage of used fuel to operate until 2008. With the additional on-site dry cask fuel storage facilities approved by the Minnesota Legislature in 1994, the Prairie Island plant is expected to have sufficient temporary storage capacity to operate until 2003.

     The Minnesota Company has contracted with the U.S. Department of Energy (DOE) for the disposal of used nuclear fuel. The DOE charges a quarterly disposal fee based on nuclear electric generation sold. While the DOE has contracted to begin accepting used nuclear fuel in 1998, it has indicated it may not actually be ready until 2010. Consequently, the Minnesota Company may have to rely on on-site or contracted off-site facilities for storage of used fuel to continue operations of its nuclear plants until a DOE disposal or storage facility is ready. (See related legal proceedings under Item 3 - Legal Proceedings, herein.)

Capability and Demand

     The Company's record peak demand occurred on July 13, 1995, and was recorded at 1,075 MW. The peak demand for 1996 occurred on August 6 with 1,034 MW.

     The NSP System's net generating capability, plus commitments for capacity purchases, less commitments for capacity sales, must be at least equal to the NSP System obligation which is the sum of its maximum demand and its reserve requirements. Being a member of the MAPP, NSP's reserve requirement is determined jointly with the other parties to the MAPP Agreement.

     Currently, the minimum reserve requirement is 15 percent of the NSP System's maximum demand. The reserve requirement reflects the benefit of MAPP members sharing their reserves to protect against equipment failures on their systems (see Electric Power Pooling Agreements). In March 1996, the members of MAPP approved the conversion of MAPP into a Regional Transmission Group (RTG). On September 12, 1996, the conversion plan, the "Restated Mid-Continent Area Power Pool Agreement, January 12, 1996", was approved by the FERC, in Docket No. ER96-1447, and became effective November 1, 1996. By converting MAPP to an RTG, members will have more input into transmission access within other member's territories. This is one of the proposals in response to intervenor concerns in the FERC regulatory approval proceeding of the Minnesota Company's proposed merger with WEC. (See "Regulation and Rates")

     The Company primarily relies on the Minnesota Company, through the Interchange Agreement (see Electric Operations - Interchange Agreement), for base load generation. Approximately 77 percent of the total kilowatt hour requirements of the Company were provided by the Minnesota Company generating facilities or purchases made by the Minnesota Company for system uses in the year 1996.

     The Company also has two electric steam generating facilities. One is the Bay Front Generating Plant which is located in Ashland, Wisconsin. The plant is fueled primarily by natural gas, coal and wood residue. Recent modifications to the facility allow for more effective utilization of additional waste wood fuel supplies and have extended the useful life of the facility approximately 20 years from their completion in 1992.
In 1992 the Company received authorization from the Wisconsin Department of Natural Resources (WDNR) to burn tire derived fuel at the Ashland plant on a regular basis.

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

Demand Side Management

     The Company continues to implement various Demand Side Management (DSM) programs designed to improve load factor and reduce the Company's power production cost and system peak demands, thus reducing or delaying the need for additional investment in new generation and transmission facilities. The Company currently offers a broad range of DSM programs to all customer sectors, including information programs, rebate and financing programs, and rate incentive programs. In management's opinion, these programs respond to customer needs and focus on increasing value of service that, over the long term, will reduce the company's capital requirements and help its customer base become more stable, energy efficient and competitive.

     During 1996, the Company's programs accomplished approximately 20.5 MW of system peak demand reduction in the commercial, industrial and agricultural customer sectors and over
2.5 MW in the residential sector. These impacts were obtained through appliance, lighting, motor, and cooling efficiency and process improvements, peak curtailable and time-of-use rate applications and direct load control of water heaters and air conditioners.

     Since 1986, the Company's DSM programs have achieved 196 MW of summer peak demand reduction, which is equivalent to almost 19% of the Company's 1996 summer peak demand. The Company is working towards a cumulative goal of 200 MW of peak demand reduction by the end of 1997. The Company continues to focus on improving the cost-effectiveness of its DSM programs through market research studies and program evaluations.

     Since January 1, 1996, the Company has been allowed to expense rather than defer and amortize DSM program expenditures.
Expenditures incurred prior to 1996 continue to be amortized.

Interchange Agreement

     The electric production and transmission costs of the NSP System are shared by the Company and the Minnesota Company. The cost-sharing arrangement between the companies is the Agreement to Coordinate Planning and Operation and Interchange Power and Energy between the Company and the Minnesota Company (Interchange Agreement). It is a FERC regulated agreement and has been accepted by the PSCW and the MPSC for determination of costs recoverable in rates by the Company for charges from the Minnesota Company in rate cases.

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

Electric Power Pooling Agreements

     Many of the NSP System's power purchases from other utilities are coordinated through the regional power organization MAPP, pursuant to the RTG agreement discussed previously.
The NSP System is one of 53 members, 27 associate members and 6 regulatory participants in MAPP. The MAPP agreement provides for the members to coordinate the installation and operation of generating plants and transmission line facilities. The terms and conditions of the MAPP agreement and transactions between MAPP members are subject to the jurisdiction of the FERC. The most recent MAPP agreement, converting MAPP to an RTG, as discussed previously, was approved by the FERC September 12, 1996 and has been in effect since November 1, 1996.

Fuel Supply

     In 1996 the Company shared in the fuel supply costs incurred by the Minnesota Company in accordance with the Interchange Agreement. Coal and nuclear fuel will continue to dominate the NSP System fuel requirements for the generation of electricity. It is expected that approximately 97 percent of the NSP System annual fuel requirements on a Btu basis will be provided by these two sources and that 3 percent of the NSP System's annual fuel requirements for generation will be provided by other fuels (including natural gas, oil, refuse derived fuel, waste materials, renewable sources, and wood) over the next several years. The actual fuel mix for 1996, and the estimated fuel mix for 1997 and 1998, are as follows:

                                Fuel Use on Btu Basis
                                      (Est.)       (Est.)
                              1996      1997         1998

          Coal               59.7%     60.3%        59.3%
          Nuclear            37.2%     36.5%        37.5%
          Other               3.1%      3.2%         3.2%

Electric Operating Statistics

     The follow table summarizes the revenues, sales and customers from the Company's electric business, excluding sales to the Minnesota Company and miscellaneous revenues:

Operating Statistics

                           1996       1995       1994       1993       1992

Electric Revenue (thousands)
  Residential
    With space
     heating          $  22 876  $  24 825  $  23 916  $  24 086  $  22 521
    Without space
      heating            95 681     96 248     92 033     90 632     85 889
  Small commercial and
    industrial           54 500     54 826     53 842     52 214     50 234
  Large commercial and
    industrial*         110 318    110 270    107 462    101 609     95 336
  Streetlighting and
    other                 4 371      4 320      4 335      4 262      4 206
Total retail            287 746    290 489    281 588    272 803    258 186
  Sales for resale       17 391     17 902     17 414     16 009     14 755
Total                  $305 137   $308 391   $299 002   $288 812   $272 941

Sales (millions of kilowatt-hours)
  Residential
    With space heating      348        372        358        362        346
    Without space
      heating             1 358      1 346      1 284      1 265      1 229
 Small commercial and
   industrial               896        882        863        834        814
 Large commercial and
   industrial*            2 466      2 403      2 306      2 169      2 098
 Streetlighting and
   other                     43         42         43         42         43
    Total retail          5 111      5 045      4 854      4 672      4 530
  Sales for resale          458        456        438        417        394
      Total               5 569      5 501      5 292      5 089      4 924

Customer accounts (Dec. 31)
  Residential
    With space heating   29 133     28 783     28 391     27 958     27 518
    Without space
      heating           154 200    152 368    150 082    148 108    146 704
  Small commercial and
    industrial           28 541     28 066     27 481     26 928     26 671
  Large commercial and
    industrial*           1 412      1 322      1 234      1 171      1 142
  Streetlighting and
    other                 1 003      1 000        989        989      1 007
    Total retail        214 289    211 539    208 177    205 154    203 042
  Sales for resale           10         10         10         10         10
      Total             214 299    211 549    208 187    205 164    203 052

*Includes customers with annual electric demand of 100 kilowatts or more.

                         GAS OPERATIONS

     During 1996, the Company continued its strategy of holding a diversified portfolio of natural gas supplies and transportation arrangements. Since 1993, the Company has complied with the requirements of FERC's Order 636, which significantly changed the services available to, and provided by, local distribution companies and interstate pipelines. The Company is now relying entirely on third party suppliers for its natural gas supply needs, and is utilizing the pipelines only for transportation and storage services.

     The natural gas supply network throughout North America has been transformed into an integrated gas transportation grid enabling the Company to purchase natural gas from numerous suppliers, obtain contracts for transportation service on directly connected and upstream pipelines, and to flexibly deliver the supplies to the Company's gas service territory. In addition, the Company has directly contracted for underground storage and owns and operates liquefied natural gas and propane-air peak shaving facilities. The Company's diversified supply and transportation contracts, as well as underground storage and peak shaving facilities, provide the Company with the ability to meet customer needs with reliable and economic natural gas supply.

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

     The Company's ability to operate in a competitive gas market was expanded through the Minnesota Company's acquisitions of Viking in June 1993 and the formation of an energy services business, Cenerprise, Inc. (Cenerprise), in October 1993.
Viking allows NSP continued access to competitive interstate natural gas transportation. Cenerprise, a Minnesota Company subsidiary, allows the Company to provide more customized value-added energy services to retail gas customers without increasing costs within the regulated retail gas distribution business.

     The Company has been providing limited non-traditional services under a pilot project approved by the PSCW which allows the Company to take advantage of its unique position in the United States and Canadian supply markets. Examples of non-traditional activities may include sales of unused system supply if profitable and brokerage of gas not purchased or required for system needs. These non-traditional marketing opportunities are a result of deregulation in the natural gas industry.
Traditional regulated services would not have allowed a mark-up on gas costs. The pilot project, with its sharing of benefits between customers and shareholders, was, by order of the PSCW, discontinued at the end of 1996. In 1997, the Company will continue these activities with 100% of the revenues credited back to customers.

     In January 1997, the PSCW adopted "Standards of Conduct" for retail natural gas utilities (LDCs) serving Wisconsin consumers. The standards would apply to the Company's existing gas operations, and the retail gas operations of New NSP and Wisconsin Energy Company after the proposed Merger Transaction. The standards are similar to, but much more extensive than, the standards of conduct FERC has imposed on Viking under Order 497 and on NSP's wholesale electric transmission functions under Order 889. The PSCW standards require separation of the LCD delivery function from any affiliate which engages in "gas functions" and impose extensive reporting and other administrative requirements. The Company filed its compliance plan in February 1997. PSCW approval is pending.
Gas Operating Statistics

     The follow table summarizes the revenues, sales and customers from the Company's gas business, excluding sales to the Minnesota Company and miscellaneous revenues (including purchased gas adjustments):

                            1996       1995       1994       1993       1992
Revenues (thousands)
  Residential
    With space heating   $40 635    $36 695    $33 726    $32 029    $27 592
    Without space
      heating                747        556        571        535        480
  Small com.w/o space
    heating                1 893        929        869        824        697
  Small com.with space
    heating               22 412     19 263     17 691     17 049     14 990
  Small industrial firm    2 309      6 428      6 545      5 961      3 942
Total firm                67 996     63 871     59 402     56 398     47 701
  Interruptible           20 419     16 569     15 299     15 156     13 015
Total                    $88 415    $80 440    $74 701    $71 554    $60 716

Sales (thousands of mcf)
  Residential
    With space heating     6 355      5 801      5 243      5 221      4 756
    Without space heating    102         72         73         72         66
  Small com.w/o space
    heating                  481        180        168        162        145
  Small com.with space
    heating                4 167      3 785      3 424      3 403      3 142
  Small industrial firm    1 774      2 162      2 126      1 932      1 128
Total firm                12 879     12 000     11 034     10 790      9 237
  Interruptible            7 135      6 951      6 032      6 153      5 650
Total                     20 014     18 951     17 066     16 943     14 887

Customer Accounts (Dec. 31)
  Residential
    With space heating    63 112     60 420     57 263     54 535     51 583
    Without space
      heating              2 756      2 756      2 931      2 995      3 106
  Small com.w/o space
    heating                  686        573        563        537        539
  Small com.with space
    heating                7 665      7 385      7 052      6 707      6 462
  Small industrial firm        6        119        116        116        110
Total firm                74 225     71 253     67 925     64 890     61 800
  Interruptible              300        300        281        265        265
Total                     74 525     71 553     68 206     65 155     62 065

                        ENVIRONMENTAL MATTERS

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

     The WDNR has been authorized by the United States Environmental Protection Agency to administer the National Pollutant Discharge Elimination System Permits under the Federal Water Pollution Control Act Amendments of 1977. Such permits are required for the lawful discharge of any pollutant into navigable waters from any point source (e.g. power plants). Permits have been issued for all of the Company's applicable plants and all plants are in compliance with permit requirements.

     The Company presently operates hydro, coal, natural gas, tire-derived fuel, railroad tie, oil-fired, wood and refuse-derived fuel/wood-fired generation equipment. The WDNR has jurisdiction over emissions to the atmosphere from the operation of this equipment at the Company's power plants. The operation of the Company's generating plants substantially conforms to federal and state limitations pertaining to discharges into the air.

     Regulatory approval is required for the construction of generating plants and major transmission lines. Also, additional regulations have been instituted governing the use, transport, disposal and inspection of hazardous material and electrical equipment containing polychlorinated biphenyls (PCB). The Company has procedures in place to comply with these regulations.

     Both the Company and the Minnesota Company have received requests for information concerning groundwater contamination at a landfill site in Hudson, Wisconsin. While neither the Company nor the Minnesota Company has been named potentially responsible parties (PRPs), both companies voluntarily joined a group of other parties to address the contamination at this site. A preliminary estimate of total remediation costs at the site is approximately $6.5 million. The Company's and the Minnesota Company's share of this cost is currently estimated to be 0.6%. The Company's share alone is not expected to exceed $5,000.

     In addition, the administrator of a group of PRPs has notified the Company that it might be responsible for cleanup of a solid and hazardous waste landfill sites in Eau Claire and Amery, Wisconsin. The Company contends that it did not contribute waste consistent with the contaminants of concern in the subject landfills. Because neither the amount of cleanup costs nor the final method of their allocation among all designated PRPs has been determined, it is not feasible to predict the outcome of the matter at this time or any potential future impact on the Company's financial condition or operating results.

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

     WDNR's consultant is preparing a remedial option study for the entire Ashland site, which includes the Company's portion and two other adjacent portions. Until this study is completed and more information is known concerning the extent of the final remediation required by the WDNR, the remediation method selected, the related costs, the various parties involved and the extent of the Company's responsibility, if any, for sharing the costs, the ultimate cost to the Company and timing of any payments related to the Ashland site are not determinable. As of December 31, 1996, the Company had recorded an estimated liability of $880,000 for future remediation costs for the Company owned portion of the site. Actual costs incurred through 1996 were $525,000. The PSCW authorized recovery of $353,000 over a two year period beginning in 1997, which represents recovery of actual expenditures through 1995. Based on this PSCW decision to allow recovery of remediation costs incurred, the Company has recorded a regulatory asset for the estimated accrued and actual incurred expenditures related to the Ashland site. The ultimate cleanup and remediation cost at the Ashland site and the extent of the Company's responsibility, if any, for sharing such costs are not known at this time, but may be significant.

     On February 12, 1996, the Company received a Letter of Non-compliance (LON) from the WDNR for failing to meet the emission guidelines for carbon monoxide (CO) at its Bay Front generating facility. The Company has worked with the WDNR throughout 1996 to establish mutually agreed-upon CO emission limits for the Bay Front facility. No fines or other enforcement mechanism have occurred nor are they expected.

     On March 11, 1996, the Company received a Notice of Violation (NOV) from the WDNR stating that emissions from the Company's French Island facility had exceeded allowable levels for dioxin. The company's initial investigation and response, including a re-test of Unit #1, resulted in the WDNR clearing the NOV on Unit #1 on September 25, 1996. On October 9, 1996, the Company received a letter from the WDNR reiterating the outstanding NOV on Unit #2 and requesting a written response.
The Company responded by providing a written response to the WDNR setting forth the Company's plans for bringing the emissions levels back into compliance. The Company is currently investigating this matter to determine the cause of these unexpected events. At this time, the Company is unable to predict whether any fines will be imposed by the WDNR against the Company or what further corrective action may be required. The Company does not believe any fines, if levied, or corrective action, if required, will have a material adverse effect on the Company's financial condition or results of operation.

     In late December 1996, the Company completed installation of continuous emission monitors for carbon monoxide at the French
Island Generating facility in La Crosse, Wisconsin. The continuous emissions system which will monitor CO emissions from the two generating units was mandated by the Air Pollution
Control Permit issued by the WDNR in 1994.

CONSTRUCTION AND FINANCING

     During the five years ended December 31, 1996, the Company had gross additions to utility plant in service of approximately $262.6 million. Included in the Company's gross additions is $26.6 million for electric production facilities, $150.2 million for other electric properties, $39.4 million for gas utility properties, and $46.4 million for other utility properties. Retirements during the same period were approximately $39.9 million. Based on studies made by the Company, the weighted average age of depreciable property was 13.8 years at December 31, 1996.

     Expenditures for the Company's construction programs for the five-year period 1997-2001, are estimated to be as follows:

               Year      Estimated Construction Expenditures

               1997           $ 58  million
               1998             68  million
               1999             77  million
               2000             75  million
               2001             81  million

               TOTAL          $359  million

     The 1997 construction expenditures are estimated to include approximately $41.9 million for electric facilities, $4.5 million for gas facilities and $11.3 million for general plant and equipment. It is presently estimated that approximately 73% of the 1997-2001 construction expenditures will be provided by internally generated funds, with the remainder from short-term and long-term debt financing. At December 31, 1996, the Company's short-term borrowings payable to the Minnesota Company were $39.3 million. The PSCW has authorized up to $80 million of these short-term borrowings. The Company currently projects the need for $50 million of long-term debt in 1999 to finance the estimated construction expenditures for the 1997-2001 construction program.

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

EMPLOYEES AND EMPLOYEE BENEFITS

     At year end 1996, the total number of full- and part-time employees of the Company was approximately 902. About 393 employees of the Company are represented by one local IBEW labor union, under a three year collective bargaining agreement which expired December 31, 1996, but was extended to April 30, 1997. Management and union representatives have reached a tentative agreement on the terms of a new collective bargaining agreement, subject to approval by the union membership. NSP is not able to predict the outcome at this time.

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

     401(k) changes: The Company currently offers eligible employees a 401(k) Retirement Savings Plan. Since 1994, the
Company has been matching employees' pre-tax 401(k) contributions. Such matching contributions were $0.5 million in 1996, based on matching up to $900 per year for each nonbargaining employee and up to $600 per year for each bargaining employee.

     Wage increases: Under a market-based pay structure implemented for nonbargaining employees in 1994, the Company uses salary surveys that indicate how local and regional companies pay their employees for comparable positions. In January 1996, nonbargaining employees received an average wage scale increase of 3.5%, while bargaining employees received a 4.0% base wage increase. In January 1997, non bargaining employees received an average wage scale increase of 4.0%. Wage increases for bargaining employees in 1997 will be determined by the new collective bargaining agreement which is not yet final, as discussed previously.

Item 2.   Properties

Electric Utility

     The Company's major electric generating facilities consist of the following:

                                                      Projected
                                        Year         1997-8 Winter
Station and Units         Fuel        Installed     Capability (MW)
Combustion Turbine:
  Flambeau Station     Gas/Oil           1969              17
    (1 unit)
  Park Falls, WI
  Wheaton                  Oil           1973             443
    (6 units)
  Eau Claire, WI
  French Island            Oil           1974             192
    (2 units)
  La Crosse, WI
Steam:
  Bay Front         Coal/Wood/      1945-1960              75
    (3 units)              Gas
  Ashland, WI
  French Island       Wood/RDF      1940-1948              29
    (2 units)
  La Crosse, WI
Hydro Plants:
    (19 plants)                 Various dates             249

                                              TOTAL     1 005

     At December 31, 1996, the Company owned approximately 2,392 pole miles of overhead electric transmission lines, 8,338 pole miles of overhead electric distribution lines, 38 conduit miles and 1,052 direct buried cable miles of underground electric lines. Virtually all of the land and personal property owned by the Company is subject to the lien of their first mortgage bond indentures pursuant to which the Company has issued first mortgage bonds.

Gas Utility

     The gas properties of the Company include approximately 1,538 miles of natural gas distribution mains. The Company owns two liquefied natural gas facilities with a combined storage capacity of the equivalent of 400,000 Mcf to supplement the available pipeline supply of natural gas during periods of peak demands. The two liquefied natural gas facilities are located in Eau Claire and La Crosse, Wisconsin. The La Crosse LNG facility is currently nonoperational. In January of 1993, the Company installed temporary propane air facilities with a capacity of 144,000 gallons to further supplement its gas supply in the La Crosse, Wisconsin area during peak periods. This propane air facility was not operational for the 1995-96 winter, but was used in the 1996-97 winter heating season.

Item 3.   Legal Proceedings

     In the normal course of business, the Company is a party to routine claims and litigation arising from prior and current operations. The Company is actively defending these matters and has recorded an estimate of the probable cost of settlement or other disposition.

     On June 20, 1994, the Minnesota Company along with other major utilities filed a lawsuit against the DOE in an attempt to clarify the DOE's obligation to dispose of spent nuclear fuel beginning not later than January 31, 1998. The suit was filed in the U.S. Court of Appeals, Washington, D.C. The primary purpose of the lawsuit was to insure that the Minnesota Company and its customers receive timely storage and disposal of spent nuclear fuel in accordance with the terms of the Minnesota Company's contract with the DOE. On July 23, 1996, the U.S. Court of Appeals for the District of Columbia Circuit, affirmed the federal government's obligation. The court unanimously ruled that the Nuclear Waste Policy Act creates an unconditional obligation for the DOE to begin acceptance of spent nuclear fuel by January 31, 1998. The DOE did not seek U.S. Supreme Court review. On January 31, 1997, the Minnesota Company, along with 30 other electric utilities and 45 state agencies, filed another lawsuit against the DOE requesting authority to withhold payments to the DOE for the permanent disposal program.

     For a discussion of environmental proceedings, see
"Environmental Matters" under Item 1, incorporated herein by reference. For a discussion of proceedings involving the Company's utility rates, see "Regulation and Rates" under Item 1, incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

       None.

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

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

       Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in general instructions J (1) (a) and (b) of Form 10-K for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in general instructions J (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare its revenue and expense items for the year ended December 31, 1996 with the year ended December 31, 1995.

       The Company's net income for year ended December 31, 1996 was $38.7 million, down from the $39.2 million earned in the same period of 1995. The 1996 operating income increased by $0.4 million from the 1995 level.

Electric Sales and Revenues

     Electric revenues in total decreased $4.0 million in 1996. Sales to unaffiliated customers decreased $3.1 million or 1.0 percent in 1996 as compared to 1995 primarily due to price decreases net of higher sales levels. Customer and sales growth, partially offset by less favorable weather in 1996, produced an electric sales increase of 1.2 percent. These sales increases were more than offset by decreased revenues from a 1.7 percent electric rate reduction effective January 1, 1996 as discussed in the Rate Matters by Jurisdiction section.

     The remaining $0.9 million reduction in electric revenues relates to lower Interchange Agreement billings to the Minnesota
Company as discussed in Note 6 to the Financial Statements.

Gas Sales and Revenues

     Gas revenues in 1996 increased $10.7 million or 13.7 percent as compared with 1995. Gas sales increased 5.6 percent in 1996 from 1995 due to favorable winter weather and sales growth. As discussed in the Rate Matters by Jurisdiction section, a 3.4 percent gas rate increase effective January 1, 1996 also contributed to the increased revenues. Gas revenues also increased due to higher costs per unit of gas purchased, as discussed below, which are reflected in customer rates through the purchased gas adjustment clause mechanism.

Operating Expenses and Other Factors

     Purchased and Interchange Power and Fuel for Electric
Generation together increased $0.2 million or 0.1 percent in 1996 from 1995. Compared to 1995, the Company's total sales requirements increased 1.1 percent in 1996. The effects of higher sales requirements were partially offset by lower average production costs per unit charged from the Minnesota Company.

     Gas Purchased for Resale increased $6.0 million or 11.4 percent in 1996. Of the increase, approximately $2.8 million relates to additional gas purchases to support increased gas sales, and approximately $3.2 million relates to a higher cost per unit of purchased gas.

     Other operation, maintenance, and administrative and general expenses together decreased $4.2 million or 4.6 percent in 1996 as compared to 1995 primarily due to reduced employee benefit expenses as discussed in Note 5 to the Financial Statements, lower employee levels, and reduced maintenance on overhead lines.

     Conservation costs in 1996 increased $1.4 million as compared to 1995 due to certain demand side management costs which were capitalized in previous years.

     Depreciation and Amortization increased $2.6 million in 1996 due to increases in the Company's plant in service.

     Property and General Taxes increased $0.2 million in 1996 from 1995 primarily due to increases in property tax rates.

     Income tax expense was approximately the same for both years, reflecting comparable pretax operating income.

     Allowance for Funds Used During Construction (AFC) decreased in total by $0.2 million in 1996 from 1995 due to varying levels of construction work in progress and lower AFC rates associated with increased use of lower-cost, short-term borrowings to fund construction.

     Other income and deductions decreased $1.0 million in 1996 from 1995 primarily due to lower subsidiary company earnings.

     Other interest and amortization (before AFC) expense decreased $0.3 million in 1996 from 1995. An increase in interest paid to the Minnesota Company for short-term borrowings was offset by reduced interest on long-term debt and a 1995 charge for interest on prior year income tax assessments.

Item 8  Financial Statements and Supplementary Data

     See Item 14(a)-1 in Part IV for financial statements included herein.

     See Note 10 to the financial statements for summarized quarterly financial data.


REPORT OF INDEPENDENT ACCOUNTANTS


To The Shareholder of Northern States Power Company (Wisconsin):


In our opinion, the accompanying balance sheets and the related statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Northern States Power Company, a Wisconsin corporation, at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of the Company for the year ended December 31, 1994 were audited by other independent accountants whose report dated January 27, 1995 expressed an unqualified opinion on those statements.


/s/

PRICE WATERHOUSE LLP
Minneapolis, Minnesota
February 3, 1997


INDEPENDENT AUDITORS' REPORT


Northern States Power Company (Wisconsin):


We have audited the accompanying statements of income and retained earnings and of cash flows of Northern States Power Company (Wisconsin) and its subsidiaries (the Companies) for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Companies for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/

Deloitte and Touche LLP
Minneapolis, Minnesota
January 27, 1995

Statements of Income and Retained Earnings

                                             Year Ended December 31

(Thousands of dollars)                     1996         1995         1994

Operating Revenues
  Electric                           $  377 073   $  381 040    $ 375 105
  Gas                                    88 756       78 058       76 715

    Total                               465 829      459 098      451 820

Operating Expenses
  Purchased and interchange power       173 492      173 743      174 144
  Fuel for electric generation            5 165        4 703        5 414
  Gas purchased for resale               58 347       52 356       53 484
  Other operation                        46 920       46 534       44 260
  Maintenance                            19 617       20 780       22 385
  Administrative and general             21 814       25 264       26 487
  Conservation and demand side
    management                            9 117        7 674        7 211
  Depreciation and amortization          35 731       33 097       30 774
  Property and general taxes             14 332       14 109       13 710
  Income taxes                           24 688       24 662       19 077

    Total operating expenses            409 223      402 922      396 946

Operating Income                         56 606       56 176       54 874

Other Income and Deductions
  Allowance for funds used during
     construction-equity                    339          445          671
  Other income and deductions-net           677        1 698          574

    Total Other Income                    1 016        2 143        1 245

Income Before Interest Charges           57 622       58 319       56 119

Interest Charges
  Interest on long-term debt             15 918       16 038       15 995
  Other interest and amortization         3 406        3 548        2 060
  Allowance for funds used during
     construction-debt                     (399)        (484)        (481)
    Total interest charges               18 925       19 102       17 574

Net Income                               38 697       39 217       38 545
Retained Earnings, January 1            221 638      218 833      205 114
Dividends paid to parent on common
   stock                                (25 584)     (36 412)     (24 826)


Retained Earnings, December 31        $ 234 751    $ 221 638    $ 218 833

               See Notes to Financial Statements.

Statements of Cash Flows

                                              Year Ended December 31

(Thousands of dollars)                     1996         1995        1994

Cash Flows from Operating Activities:
  Net Income                            $38 697      $39 217     $38 545
  Adjustments to reconcile net income
    to cash from operating activities:
    Depreciation and amortization        36 665       34 180      32 382
    Deferred income taxes                 1 736        1 839       7 614
    Deferred investment tax credits
      recognized                           (910)        (936)       (943)
    Allowance for funds used during
      construction - equity                (339)        (445)       (671)
    Insurance receivable                               3 091      (3 091)
  Cash provided by (used for) changes
    in certain working capital items     (2 633)       7 282      (9 568)
  Cash used for changes
    in other assets and
    liabilities                          (2 691)      (1 064)     (6 076)
Net Cash Provided by Operating
   Activities                            70 525       83 164      58 192

Cash Flows from Investing Activities:
  Capital expenditures                  (49 403)     (51 173)    (52 639)
  Increase (decrease) in construction
     payables                              (118)        (457)       (633)
  Allowance for funds used during
    construction - equity                   339          445         671
  Other                                    (897)      (1 606)      2 037
Net Cash Used for Investing Activities  (50 079)     (52 791)    (50 564)

Cash Flows from Financing  Activities:
  Issuances (repayment) of short-term
   debt due to parent - net             (11 600)       9 600      17 800
  Proceeds from issuance of
   long-term debt                        82 691
  Redemption of long-term debt,
   including reacquisition premiums     (65 992)      (3 375)       (990)
  Dividends paid to parent              (25 584)     (36 412)    (24 826)
Net Cash Used for Financing
 Activities                             (20 485)     (30 187)     (8 016)

Net Increase (decrease) in cash and
  cash equivalents                          (39)         186        (388)

Cash and cash equivalents beginning
  of period                                 247           61         449

Cash and cash equivalents end
  of period                              $  208       $  247      $   61

Cash provided by (used for) changes
  in certain working capital items:
  Accounts receivable-net                $2 883      ($6 188)     $  770
  Materials and supplies                 (1 447)       3 442      (4 708)
  Accounts payable and accrued
  liabilities                               668        1 241         332
  Payables to affiliated companies        2 087        4 475      (2 655)
  Income and other taxes accrued         (4 007)         417      (4 174)
  Other                                  (2 817)       3 895         867

    Net                                 ($2 633)      $7 282     ($9 568)

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest (net of amount
      capitalized)                     $ 18 556    $ 15 389     $ 15 870
    Income taxes (net of refunds
      received)                        $ 26 977    $ 17 333     $ 18 773

                    See Notes to Financial Statements.

Balance Sheets

                                                       December 31
(Thousands of dollars)                             1996             1995

Assets
Utility Plant
  Electric-including construction
   work in progress:
    1996, $11,948; 1995, $12,640             $  894 143       $  864 514
  Gas                                            99 817           94 425
  Other                                          67 262           63 758
      Total                                   1 061 222        1 022 697

   Accumulated provision for depreciation      (395 619)        (370 634)

        Net utility plant                       665 603          652 063

Other Property and Investments
  Non-utility property - at cost                  3 126            3 123
    Accumulated provision for depreciation         (327)            (334)
  Other investments                               7 433            6 429

       Total other property and investments      10 232            9 218

Current Assets
  Cash                                              208              247
  Accounts receivable                            41 151           43 988
    Accumulated provision for uncollectible
      accounts                                     (901)            (854)
  Materials and supplies - at average cost
    Fuel                                          7 780            6 689
    Other                                         5 918            5 561
  Unbilled utility revenues                      21 074           18 665
  Prepayments and other                          11 703           11 295

        Total current assets                     86 933           85 591

Other Assets
  Regulatory assets                              37 102           34 704
  Unamortized debt expense                        1 855            2 780
  Federal Income tax receivable                   3 307            3 307
  Other                                           4 099            3 235

        Total other assets                       46 363           44 026

  Total Assets                               $  809 131        $ 790 898


               See Notes to Financial Statements.

                                                      December 31,
(Thousands of dollars)                             1996             1995

Liabilities and Equity
Capitalization
  Common stock-authorized 870,000
    shares of $100 par value; issued
    shares:  1996 and 1995, 862,000          $   86 200       $   86 200
  Premium on common stock                        10 461           10 461
  Retained earnings                             234 751          221 638

      Total common  stock equity                331 412          318 299

  Long-term debt (net of unamortized
    discount of $1,912 in 1996)                 231 688          213 235

      Total capitalization                      563 100          531 534

Current Liabilities
  Notes payable - parent company                 39 300           50 900
  Accounts payable                               16 493           14 884
  Payables to affiliated companies
    (principally parent)                         15 544           13 457
  Salaries, wages, and vacation pay accrued       6 417            6 343
  Taxes accrued                                   1 641            5 648
  Interest accrued                                4 459            5 300
  Current deferred income taxes                   1 670            1 963
  Capital lease obligations and other             3 888            4 177

      Total current liabilities                  89 412          102 672

Other Liabilities
  Accumulated deferred income taxes             100 898          100 227
  Accumulated deferred investment tax credits    20 024           21 205
  Regulatory liabilities                         19 409           18 020
  Customer advances                               7 334            6 458
  Benefit obligations and other                   8 954           10 782

      Total other liabilities                   156 619          156 692

Commitments and Contingent Liabilities (see Note 8)
      Total Liabilities and Equity           $  809 131       $  790 898


               See Notes to Financial Statements.

           NORTHERN STATES POWER COMPANY (WISCONSIN)
                 NOTES TO FINANCIAL STATEMENTS

1.  Summary of Accounting Policies

     System of Accounts - Northern States Power Company (Wisconsin), (the Company), a wholly-owned subsidiary of Northern States Power Company, a Minnesota corporation (the Minnesota Company), maintains the accounting records in accordance with either the uniform system of accounts prescribed by the Federal Energy Regulatory Commission (FERC) or those prescribed by the Public Service Commission of Wisconsin (PSCW) and the Michigan Public Service Commission (MPSC), which systems are the same in all material respects.

     Investment in Subsidiaries - The Company carries its investment in its subsidiaries (Chippewa and Flambeau Improvement Company, 75.86% owned; NSP Lands, Incorporated, 100% owned; and Clearwater Investments, Incorporated, 100% owned) at cost plus equity in earnings since acquisition. The impact of consolidation of these subsidiaries is considered immaterial.

     Related Party Transactions - The Company's financial statements include intercompany transactions and balances related to sales among the electric and gas utility businesses of the Company, the Minnesota Company and Viking Gas Transmission Company (a wholly-owned subsidiary of the Minnesota Company), including intercompany profits which are allowed in utility rates. See Note 6 for further discussion of intercompany transactions with the Minnesota Company.

     Utility Plant and Retirements - Utility Plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads and allowance for funds used during construction (AFC). The cost of units of property retired, plus net removal cost, is charged to the accumulated provision for depreciation and amortization. Maintenance and replacement of items determined to be less than units of property are charged to operating expenses.

      Depreciation - For financial reporting purposes, depreciation is computed on the straight-line method based on the annual rates certified by the PSCW and MPSC for the various classes of property. Depreciation provisions, as a percentage of the average balance of depreciable property in service, were 3.57 percent in 1996, 3.48 percent in 1995, and 3.45 percent in 1994.

     Allowance for Funds Used during Construction (AFC) - AFC, a non-cash item, is computed by applying a composite pretax rate, representing the cost of capital used to fund utility construction, to qualified Construction Work in Progress (CWIP). The Company used the FERC calculation for production and transmission property and the PSCW calculation for other qualified CWIP. The rates used for the FERC calculation were
5.70 percent in 1996, 6.20 percent in 1995, and 7.55 percent in 1994. The rates used for the PSCW calculation were 10.03 percent in 1996, 10.13 percent in 1995, and 10.13 percent in 1994. The amount of AFC capitalized as a construction cost in CWIP is credited to other income and interest charges. AFC amounts capitalized in CWIP are included in utility rate base for establishing utility service rates.

     Revenues - Revenues are recognized based on products and services provided to customers each month. Because utility customer meters are read and billed on a cycle basis, unbilled revenues are estimated and recorded for services provided from the monthly meter-reading dates to month-end.

     Regulatory Deferrals - As a regulated utility, the Company accounts for certain income and expense items under the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 - Accounting for the Effects of Certain Types of Regulation. In doing so, certain costs which would otherwise be charged to expense are deferred as regulatory assets based on expected recovery from customers in future rates. Likewise, certain credits which would otherwise be reflected as income are deferred as regulatory liabilities based on expected flowback to customers in future rates. Management's expected recovery of deferred costs and expected flowback of deferred credits is generally based on specific ratemaking decisions or precedent for each item. Regulatory assets and liabilities are being amortized consistent with ratemaking treatment as established by regulators. Note 7 describes the components of regulatory assets and liabilities.

     Income Taxes - Under the liability method used by the Company, income taxes are deferred for all temporary differences between pretax financial and taxable income, and between the book and tax bases of assets and liabilities. Deferred taxes are recorded using the tax rates scheduled by tax law to be in effect when the temporary differences reverse. Due to the effects of regulation, current income tax expense is provided for the reversal of some temporary differences previously accounted for by the flow-through method. Also, regulation has created certain regulatory assets and liabilities related to income taxes, as summarized in Note 7.

     The Company is included in the consolidated Federal income tax return filed by the Minnesota Company and files separate state returns for Wisconsin and Michigan. The Company records current and deferred income taxes at the statutory rates as if it filed a separate return for Federal income tax purposes. State income tax payments are made directly to the taxing authorities. Federal income tax payments are made to the Internal Revenue Service by the Minnesota Company and charged back to the Company.

     Investment tax credits were deferred and are being amortized over the estimated lives of the related property.

    Purchased Tax Benefits - The Company purchased tax-benefit transfer leases under the Safe Harbor Lease provisions of the Economic Recovery Tax Act of 1981. For both financial reporting and regulatory purposes, the Company is amortizing the difference between the cost of the purchased tax benefits and the amounts to be realized through reduced current income tax liabilities over the remaining terms of the leases after the initial investments have been recovered.

     Derivative Financial Instruments - As discussed in Note 2, the Company has entered into an interest rate swap agreement to manage the risk of holding fixed-rate debt in a declining interest rate environment. The cost or benefit of swap transactions is recorded as an adjustment to interest expense each period over the term of the agreement.

     Environmental Costs - Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are charged to expense (or deferred as a regulatory asset based on expected recovery from customers in future rates) if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations. Where environmental expenditures relate to facilities currently in use (such as pollution control equipment), the costs may be capitalized and depreciated over the future service periods. Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology. Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed. For sites where the Company has been designated as one of several potentially responsible parties, the amount accrued represents the Company's estimated share of the cost. The Company intends to treat any future costs related to decommissioning and restoration of its power plants and substation sites, where operation may extend indefinitely, as a capitalized removal cost of retirement in utility plant. Depreciation expense levels currently recovered in rates include a provision for an estimate of removal costs (based on historical experience).

     Use of Estimates - In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, tax provisions, uncollectible accounts, environmental loss contingencies, unbilled revenues and actuarially determined benefit costs. As better information becomes available (or actual amounts are determinable), the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates. Recent changes in interest rates have resulted in changes to actuarial assumptions used in the benefit cost calculations for postretirement benefits, as discussed in
Note 5.

     Reclassifications - Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 presentation. These reclassifications had no effect on net income or earnings per share.

2.  Long-term Debt

                                           Dec. 31        Dec. 31
                                              1996           1995
                                           (Thousands of dollars)

Long-term debt includes the following issues:

First Mortgage Bonds (less reacquired
 bonds of $3,365 at December 31, 1995):
       Series due:
       Oct. 1, 2003, 5 3/4%              $   40 000    $   40 000
       Apr. 1, 2021, 9 1/8%                                44 635
       Mar. 1, 2023, 7 1/4%                 110 000       110 000
       Dec. 1, 2026, 7 3/8%                  65 000
         Total First Mortgage Bonds         215 000       194 635

      City of La Crosse Resource
       Recovery Revenue Bonds -
        Series due Nov. 1, 2011, 7 3/4%                    18 600
        Series due Nov. 1, 2021, 6 %         18 600
          Total long-term debt            $ 233 600    $  213 235

     Except for minor exclusions, all real and personal property is subject to the lien of the Company's First Mortgage Bonds. The Supplemental and Restated Trust Indenture dated March 1, 1991, and effective October 1, 1993 permits an amount of established permanent additions to be deemed equivalent to the payment of cash necessary to redeem 1% of the highest principal amount of each series of first mortgage bonds (other than pollution control financing) at any time outstanding.

     Interest Rate Swap Agreement - The Company has entered into an interest rate swap agreement extending through March 1, 1998 for $20 million of the 7-1/4% series first mortgage bonds. This agreement effectively converts the interest costs for $20 million of this debt issue from fixed to variable rates based on six-month London Interbank Offered Rates (LIBOR) with the rates changing semi-annually, March 1 and September 1. The net effective interest rate under the Swap agreement was 7.89% at December 31, 1996.

     Market risks associated with this agreement result from short-term interest rate fluctuations. Credit risk related to non-performance of the counterparties is not deemed significant, but would result in NSP terminating the swap transaction and recognizing a gain or loss, depending on the fair market value of the swap. Such agreements are not reflected on the Company's balance sheets. The interest rate swap serves to hedge the interest rate risk associated with fixed rate debt in a declining interest rate environment. This hedge is produced by the tendency for changes in the fair market value of the swap to be offset by changes in the present value of the liability attributable to the fixed rate debt issued in conjunction with the interest rate swap. If the interest rate swap had been terminated at Dec. 31, 1996, $212,000 would have been payable by the Company while the present value of the related fixed rate debt issued with the swaps was $618,000 below carrying value.

     Fair Value of Debt - The estimated fair value of the Company's long term debt at December 31, 1996 and 1995 is $227.7 million and $230.6 million, respectively. This fair value is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

     Capital Lease Obligations - Amounts due under capital lease obligations are approximately $752,000, $441,000, $128,000, $14,000, and $0, respectively, for the years 1997-2001.

3.   Short-Term Borrowings

     The Company had bank lines of credit aggregating $1,000,000 at December 31, 1996. Compensating balance arrangements in support of such lines of credit were not required. These credit lines make short-term financing available by providing bank loans. During 1996 and 1995 there were no bank loans outstanding as the Company obtained short-term borrowings from the Minnesota Company at the Minnesota Company's average daily interest rate, including the cost of their compensating balance requirements.

     The PSCW has authorized the Company's short-term commercial paper borrowings up to $80.0 million. At December 31, 1996 and 1995, the Company had $39.3 million and $50.9 million, respectively, in short-term commercial paper borrowings outstanding. The weighted average interest rates on all short-term borrowings as of December 31, 1996 and 1995, were 5.59 percent and 6.2 percent, respectively.

4.  Income Tax Expense

     The total income tax expense differs from the amount computed by applying the Federal income tax statutory rate of 35% to net income before income tax expense. The reasons for the difference are as follows:

                                          1996         1995         1994
                                              (Thousands of dollars)

Tax computed at statutory rate        $ 22 148     $ 22 140     $ 20 074
  Increases (decreases) in tax from:
    State income taxes, net of Federal
      income tax benefit                 2 921        3 314        2 393
    Investment tax credits
      recognized                          (910)        (936)        (943)
    Adjustment to taxes accrued in
      prior years                          682           90       (2 430)
    Other - net                           (259)        (567)        (283)
      Total income tax expense        $ 24 582     $ 24 041     $ 18 811

Effective income tax rate                38.9%        38.0%        32.8%

Income tax expense is comprised
  of the following:
  Included in Utility operating expenses:
    Current Federal tax expense       $ 18 293     $ 17 772      $ 8 075
    Current state tax expense            3 838        4 546        2 810
    Deferred Federal tax expense         2 790        2 679        7 967
    Deferred state tax expense             677          601        1 168
    Deferred investment tax credit
      adjustments                         (910)        (936)        (943)
        Total                           24 688       24 662       19 077

Included in income deductions:
  Current Federal tax expense            1 299          691        1 039
  Current state tax expense                326          130          216
  Deferred Federal tax expense          (1 385)      (1 264)      (1 008)
  Deferred state tax expense              (346)        (178)        (513)
  Total income tax expense            $ 24 582     $ 24 041     $ 18 811

The components of the Company's net deferred tax liability at Dec. 31 (including current and noncurrent amounts) were as follows:

(Thousands of dollars)                          1996             1995

Deferred tax liabilities:
  Differences between book and tax bases
    of property                            $ 103 771        $ 106 390
  Tax benefit transfer leases                  1 638            3 369
  Regulatory assets                           12 690           12 498
  Other                                        3 782            4 337
    Total deferred tax liabilities           121 881          126 594

Deferred tax assets:
  Deferred investment tax credits              8 014            8 507
  Regulatory liabilities                       7 729           11 063
  Deferred compensation, accrued
   vacation and other reserves
   not currently deductible                    2 310            4 040
  Other                                        1 260              794
    Total deferred tax assets                 19 313           24 404

  Net deferred tax liability               $ 102 568        $ 102 190

5.   Pension Plans and Other Post Retirement Benefits

     The Company offers the following benefit plans to its benefit employees, of whom approximately 52 percent are represented by one local labor union under a collective-bargaining agreement, which expired December 31, 1996, but was extended to April 30, 1997. Management and union representatives have reached a tentative agreement on the terms of a new collective-bargaining agreement, subject to approval by the union membership. The Company is not able to predict the outcome at this time.

Pension Benefits - Employees of the Company participate in the Northern States Power Company Pension Plan. This noncontributory defined benefit pension plan covers substantially all employees. Benefits are based on a combination of years of service, the employees highest average pay for 48 consecutive months and Social Security benefits.

It is the Company's policy to fully fund the actuarially determined pension costs recognized for ratemaking purposes, subject to the limitations under applicable employee benefit and tax laws. Plan assets consist principally of common stock of public companies, corporate bonds and U.S. government securities. The following table sets forth the funded status of the pension plan, including amounts allocable to the Company, as of December 31:

                                        1996                     1995
                                            Company                  Company
(Thousands of dollars)         Total Plan   Portion     Total Plan   Portion

Actuarial present value of
 benefit obligation:
  Vested                        $ 660 920 $  84 924      $ 686 403 $  87 877
  Nonvested                       147 278    16 332        155 177    17 901
Accumulated benefit obligation $  808 198 $ 101 256      $ 841 580 $ 105 778

Projected benefit obligation   $  993 821 $ 120 886    $ 1 039 981 $ 127 287
Plan assets at fair value       1 634 696   196 089      1 456 530   145 963
Plan assets in excess of
  projected benefit obligation    640 875    75 203        416 549    18 676
Unrecognized prior service cost    19 734     2 469         20 805     2 602
Unrecognized net gain            (651 368)  (77 174)      (452 699)  (23 842)
Unrecognized net transitional
  asset                              (539)      (67)          (615)      (77)
  Net pension asset (liability)
    recorded                   $    8 702 $     431    $   (15 960)$   (2 641)

Effective January 1, 1993, for financial reporting and regulatory purposes, the Company's pension expense is determined and recorded under the SFAS No. 87 - Employers' Accounting for Pensions method. The Company's accumulated regulatory asset from the use of another method prior to that date is being amortized over a 15-year period ending in 2007. Net periodic pension costs for the Company for its share of total plan costs include the following components:

                                           1996         1995         1994
                                        (Thousands of dollars)

Service cost - benefits earned
  during the period                 $     3 390    $   2 844    $   3 114
Interest cost on projected benefit
  obligation                              8 618        8 662        8 087
Actual return on allocated
  share of plan assets                  (12 353)     (10 994)      (1 702)
Net amortization and deferral            (2 727)      (1 567)     (10 130)

Net periodic pension cost determined
  under SFAS No. 87                      (3 072)      (1 055)        (631)
Expenses recognized due to actions
  of regulators                              90           90           90
Net periodic pension cost (credit)
  recognized for ratemaking           $  (2 982)   $    (965)  $     (541)

     The weighted average discount rate used in determining the actuarial present value of the projected obligation was 7.5% in 1996 and 7% in 1995. The rate of increase in future compensation levels used in determining the actuarial present value of the projected obligation was 5% in 1996 and 1995. The assumed long-term rate of return on assets used for cost determinations under SFAS No. 87 was 9% in 1996 and 1995, and 8% in 1994. Assumption changes increased 1996 pension costs by approximately $1.4 million and decreased 1995 pension costs by approximately $2.5 million. Assumption changes are expected to decrease 1997 pension costs by approximately $0.8 million.

Postretirement Health Care - The Company participates in the Minnesota Company's contributory health and welfare benefit plan that provides health care and death benefits to substantially all employees after their retirement. The plan is intended to provide for sharing the costs of retiree health care between the Company and retirees. For employees retiring after January 1, 1994, a six-year cost-sharing strategy was implemented with retirees paying 15 percent of the total cost of health care in 1994, increasing to a total of 40 percent in 1999. In conjunction with the 1993 adoption of SFAS No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions, the Company elected to amortize on a straight-line basis over 20 years the unrecognized accumulated postretirement benefit obligation (APBO) of approximately $29.5 million for current and future retirees of the Company.

     Before 1993, NSP funded payments for retiree benefits internally. While the Company generally prefers to continue using internal funding of benefits paid and accrued, there have been some external funding requirements imposed by the Company's regulators, as discussed below, including the use of tax advantaged trusts. Plan assets held in such trusts as of Dec. 31, 1996, consisted of investments in equity mutual funds and cash equivalents. The following table sets forth the funded status of the health care plan, including amounts allocable to the Company, as of December 31.

                                        1996                     1995
                                            Company                  Company
(Thousands of dollars)         Total Plan   Portion     Total Plan   Portion

APBO:
  Retirees                       $144 180  $ 22 166      $ 145,763  $ 22 709
  Fully eligible plan
   participants                    23 438     3 447         24 406     3 235
  Other active plan
   participants                   101 065    12 065        116 810    14 872
    Total APBO                    268 683    37 678        286 979    40 816
Plan Assets at Fair Value          15 514     8 285         11 583     5 608
APBO in excess of plan assets     253 169    29 393        275 396    35 208
Unrecognized net actuarial
  gain (loss)                     (12 467)   (2 057)       (40 411)   (7 925)
Unrecognized transition
  obligation                     (172 480)  (23 586)      (183 260)  (25 060)
Postretirement benefit liablity
  recorded                      $  68 222  $  3 750     $   51 725 $   2 223

     The assumed health care cost trend rate used in measuring the APBO at December 31, 1996 and 1995, respectively, were 9.8 and 10.4 percent for those under age 65 and 7.1 and 7.3 percent for those over age 65. The assumed cost trend rates are expected to decrease each year until they reach 5.5 percent for both age groups in the year 2004, after which they are assumed to remain constant. A 1 percent increase in the assumed health care cost trend rate for each year would increase the APBO as of December
31, 1996, by approximately 14 percent and service and interest cost components of the net periodic postretirement cost by approximately 17 percent. The assumed discount rate used in determining the APBO was 7.5 percent for December 31, 1996 and 7 percent for December 31, 1995, compounded annually. The assumed long-term rate of return on assets used for cost determinations under SFAS No. 106 was 8 percent for 1996, 1995, and 1994.
Assumption changes had an immaterial effect on results of operations.

     The Company's share of net annual periodic postretirement benefit costs under the plan consists of the following components
(thousands of dollars):

                                            1996         1995         1994
   Service cost-benefits earned during
    the year                            $    804     $    686     $    644
   Interest cost (on service cost
    and APBO)                              2 700        2 761        2 251
   Amortization of transition
    obligation                             1 474        1 474        1 474
   Return on assets and other               (632)        (301)        (182)
   Net amortization and deferral             221
   Net periodic postretirement
    health care costs                    $ 4 567      $ 4 620      $ 4 187

     The Company's regulators have allowed full recovery of increased benefit costs under SFAS No. 106, effective in 1993. External funding is required in Wisconsin and Michigan to the extent it is tax advantaged. The FERC has required external funding for all benefits paid and accrued under SFAS No. 106. Funding began for both retail and FERC jurisdictions in 1993.

401(k) - The Company participates in the Minnesota Company's contributory, defined contribution Retirement Savings Plan (the
Plan), which complies with section 401(k) of the Internal Revenue code and covers substantially all Company employees. Employer matching contributions under this Plan began in 1994, and are required to match a specified amount of employee contributions. The Company's matching contribution to the Plan was $0.5 million in both 1996 and 1995 and $0.3 million in 1994.

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

                                             Year Ended December 31
                                          1996         1995         1994
                                             (Thousands of dollars)

Operating revenues:
  Electric                             $69 337      $70 251      $73 503
  Gas                                      $39          $43          $50
Operating expenses:
  Purchased and interchange power     $173 492     $173 743     $174 144
  Gas purchased for resale                $216         $205         $227
  Other operation                      $13 685      $13 791      $12 824

7.   Regulatory Assets and Liabilities

     The following summarizes the individual components of unamortized regulatory assets and liabilities shown on the Balance Sheet at Dec. 31:

(Thousands of dollars)             Amortization Period       1996         1995

AFC recorded in plant on
 a net-of-tax basis                Plant Lives*         $   9 928    $   9 918
Losses on reacquired debt          Term of New Debt        13 341        9 749
Conservation and energy
 management programs               Up to 9 years*          10 604       12 347
Environmental costs                To be determined         1 405        1 284
Unrecovered purchased gas costs    1 year                     722
Pensions and other                 Mainly 11 years          1 102        1 406
  Total Regulatory Assets                                $ 37 102     $ 34 704

Excess deferred income taxes
 collected from customers                               $   3 420    $   1 449
Investment tax credit deferrals                            13 412       14 237
Fuel refunds and other                                      2 577        2 334
  Total Regulatory Liabilities                           $ 19 409     $ 18 020

* Earns a return on investment in the ratemaking process.

8.  Commitments and Contingent Liabilities

     Commitments - The Company presently estimates capital expenditures will be $58 million in 1997 and $359 million for 1997-2001.

     Rentals under operating leases were approximately
$1,704,000, $1,644,000, and $1,792,000 for 1996, 1995, and 1994,
respectively. Future commitments under these leases generally decline from current levels.

     Purchased Gas Contracts - The Company has contracts providing for the purchase and delivery of a significant portion of its current natural gas requirements. These contracts, which expire in various years between 1997 and 2011, require minimum contractual purchases and deliveries of fuel. In total, the Company is committed to the minimum purchase of approximately
$156 million of natural gas and related transportation, or to make payments in lieu thereof, under these contracts. In addition, the Company is required to pay additional amounts depending on actual quantities shipped under these agreements.
As a result of FERC Order 636, the Company has been very active in developing a mix of gas supply, transportation and storage contracts designed to meet its needs for retail gas sales. The contracts are with several suppliers and for various periods of time. Because the Company has other sources of fuel available and suppliers are expected to continue to provide reliable fuel supplies, risk of loss from non-performance under these contracts is not considered significant. In addition, the Company's risk of loss (in the form of increased costs) from market price changes in fuel is mitigated through the cost-of-energy adjustment provision of the ratemaking process, which provides for recovery of nearly all fuel costs.

     Nuclear Contingencies - Although the Company does not own a nuclear facility, any assessment made against the Minnesota Company and under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, would be a cost included under the Interchange Agreement (see Note 6) and the Company would be charged its proportion of the assessment. Such provisions set a limit of $8.9 billion for public liability claims that could arise from a nuclear incident. The Minnesota Company has secured insurance of $200 million to satisfy such claims. The remaining $8.7 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear accident. The Minnesota Company is subject to an assessment of $79 million for each of its three licensed reactors to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States with a maximum funding requirement of $10 million per reactor during any one year.

     Environmental Contingencies - The Company potentially may be involved in the cleanup and remediation at four sites. Two sites are solid and hazardous waste landfill sites in Eau Claire and Amery, Wisconsin. The Company contends that it did not contribute waste consistent with the contaminants of concern in these landfills. Because neither the amount of cleanup costs nor the final method of their allocation among all designated PRPs has been determined, it is not feasible to predict the outcome of these matters at this time. The third site is a landfill in Hudson, Wisconsin. Payment amounts for the cleanup of this site will be decided in early 1997 and are not expected to exceed $5,000. The fourth site, in Ashland, Wisconsin, contains creosote/coal tar contamination.

     In 1995, the Wisconsin Department of Natural Resources
(WDNR) notified the Company that it is a potentially responsible party (PRP) at the Ashland site. At this time, the WDNR has determined that the Company is the only PRP at this site. The Ashland site has three distinct portions--the Company portion, the Kreher Park portion and the Chequamegon Bay (of Lake Superior) portion. The Company portion of the site, formerly a coal gas plant site, is Company property.
The Kreher Park portion is adjacent to the Company site and is not owned by the Company. The Chequamegon Bay portion is adjacent to the Kreher Park portion and is not owned by the Company. The Company is discussing its potential involvement in the Kreher Park and Chequamegon Bay portions with the WDNR and the City of Ashland. In February 1996, the Company received from the WDNR's consultant a draft report of the results of a remediation action options feasibility study for the Kreher Park portion of the Ashland site. The draft report contains several remediation options that were scored by the consultant across a variety of parameters. Two options scored the most technologically and economically feasible, and one of those is the lowest-cost option for remediation at the Kreher Park portion of the site. The draft report estimates that this option, which would involve capping the property and some limited groundwater treatment, would cost approximately $6 million. In 1996, the WDNR completed a sediment contamination investigation of the impacted area of the Chequamegon Bay portion of the site to determine the extent and nature of the contamination.
Contamination of the near shore area has been confirmed by the study. WDNR's consultant is preparing a remedial option study for the entire Ashland site, which includes the Company's portion and two other adjacent portions. Until this study is completed and more information is known concerning the extent of the final remediation required by the WDNR, the remediation method selected, the related costs, the various parties involved, and the extent of the Company's responsibility, if any, for sharing the costs, the ultimate cost to the Company and timing of any payments related to the Ashland site is not determinable. As of December 31, 1996, the Company had recorded an estimated liability of $880,000 for future remediation costs for the Company owned portion of the site. Actual costs incurred through 1996 were $525,000. The PSCW authorized recovery of $353,000 over a two year period beginning in 1997, which represents recovery of actual expenditures through 1995. Based on this PSCW decision to allow recovery of remediation costs incurred, the Company has recorded a regulatory asset for the estimated accrued and actual incurred expenditures related to the Ashland site. The ultimate cleanup and remediation cost at the Ashland site and the extent of the Company's responsibility, if any, for sharing such costs are not known at this time, but may be significant.

     Legal Claims - In the normal course of business, the Company is a party to routine claims and litigation arising from prior and current operations. The Company is actively defending these matters and has recorded an estimate of the probable cost of settlement or other disposition.

9.  Segment Information

 Year Ended December 31
                                             1996         1995         1994
                                                  (Thousands of dollars)

 Operating income before income taxes:
   Electric                              $ 69 730     $ 72 595     $ 67 453
   Gas                                     11 564        8 243        6 498
     Total operating income before
      income taxes                       $ 81 294     $ 80 838     $ 73 951

 Depreciation and amortization:
   Electric                              $ 30 857     $ 28 752     $ 26 874
   Gas                                      4 874        4 345        3 900
     Total depreciation and
      amortization                       $ 35 731     $ 33 097     $ 30 774

 Construction expenditures:
   Electric                              $ 42 519     $ 42 843     $ 42 756
   Gas                                      6 884        8 330        9 883
     Total construction expenditures     $ 49 403     $ 51 173     $ 52 639

 Identifiable assets:
   Electric utility                      $661 585     $654 130     $634 848
   Gas utility                             91 557       86 021       81 244
     Total identifiable assets            753 142      740 151      716 092
 Other corporate assets                    55 989       50 747       52 208
     Total assets                        $809 131     $790 898     $768 300


10.  Summarized Quarterly Financial Data (Unaudited)

                                          Quarter Ended
                      Mar. 31,       Jun. 30,       Sep. 30,       Dec. 31,
                         1996           1996           1996           1996
                                  (Thousands of dollars)

Operating revenues   $ 138 730      $ 101 678     $ 100  366      $ 125 055

Operating income     $  17 341      $   9 902     $   11 379      $  17 984

Net income           $  12 919      $   5 432     $    6 799      $  13 547


                                          Quarter Ended
                      Mar. 31,       Jun. 30,       Sep. 30,       Dec. 31,
                         1995           1995           1995           1995
                                  (Thousands of dollars)

Operating revenues   $ 127 994      $ 102 323      $ 105 083      $ 123 698

Operating income     $  19 649      $   9 307      $  10 075      $  17 145

Net income           $  15 160      $   4 261      $   6 047      $  13 749

11.  Merger Agreement with Wisconsin Energy Corporation

     As previously reported in the Company's Current Report on Form 8-K, dated May 8, 1995, and Quarterly Reports on Form 10-Q, the Minnesota Company and Wisconsin Energy Corporation (WEC) have entered into an Agreement and Plan of Merger (Merger Agreement), which provides for a strategic business combination involving the Minnesota Company and WEC in a "merger-of-equals" transaction (the Transaction).

     Primergy Corporation (Primergy), which will be registered under the Public Utility Holding Company Act of 1935, as amended, will be the parent company of both the Minnesota Company (which, for regulatory reasons, will reincorporate in Wisconsin) and WEC's current principal utility subsidiary, Wisconsin Electric Power Company, which will be renamed "Wisconsin Energy Company." It is anticipated that, following the Transaction, except for certain gas distribution properties transferred to the Minnesota Company, the Company will be merged into Wisconsin Energy Company and that some or all of the Company's subsidiaries will be divested to Primergy or another of its subsidiaries.

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


PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     Exhibits 99.03 and 99.04 include unaudited pro forma financial information which reflects the adjustment of the historical consolidated balance sheets and statements of income of NSP, the Company and WEC to give effect to the Transaction to form Primergy and a new subsidiary structure. The unaudited pro forma balance sheet information gives effect to the Transaction as if it had occurred on December 31, 1996. The unaudited pro forma income statements give effect to the Transaction as if it had occurred on January 1, 1994. This pro forma information was prepared from the historical consolidated financial statements of NSP, the Company and WEC on the basis of accounting for the Transaction as a pooling of interests and should be read in conjunction with such historical consolidated financial statements and related notes thereto of the Minnesota Company, the Company and WEC. The pro forma information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the dates for which the Transaction is being given effect, nor is it necessarily indicative of future operating results or financial position of Primergy or Wisconsin Energy Company.

     The Primergy pro forma financial information in Exhibit
99.03 reflects the combination of the historical financial statements of NSP and WEC after giving effect to the Transaction to form Primergy. The Wisconsin Energy Company pro forma financial information in Exhibit 99.04 reflects the adjustment of the historical financial statements of the Company to give effect to the Transaction, including the merger of the Company into Wisconsin Energy Company and the transfer of ownership of all of the other current Company subsidiaries to Primergy or another of its subsidiaries. The transfer of certain Company gas distribution properties to New NSP, which is anticipated as part of the merger, has also been reflected in the pro forma amounts in Exhibit 99.04.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     During 1996 there were no disagreements with the Company's independent certified public accountants on accounting procedures or accounting and financial disclosures.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules           Page
          and Reports on Form 8-K

(a)  1.   Financial Statements
          Included in Part II of this report:

          Report of Independent Accountants for
          the years ended December 31, 1996 and 1995.       25

          Independent Auditors' Report for the
          year ended December 31, 1994.                     26

          Statements of Income and Retained
          Earnings for the three years ended
          December 31, 1996.                                27

          Statements of Cash Flows for the three
          years ended December 31, 1996.                    28

          Balance Sheets, December 31, 1996 and 1995.       29

          Notes to Financial Statements.                    31

     2.   Financial Statement Schedules

               Schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes.

     3.   Exhibits

          * indicates incorporation by reference

          2.01*     Amended and Restated Agreement and Plan of
                    Merger, dated as of April 28, 1995, as amended and restated as of July 26,1995, by and among Northern States Power Company, Wisconsin Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub. Corp. (Exhibit (2)-1 to Northern Power Wisconsin Corporation's Registration
                    Statement on Form S-4 filed on August 7, 1995,
                    File No. 33-61619-01).

          2.02*     WEC Stock Option Agreement, dated as of April
                    28, 1995, by and among Northern States Power
                    Company and Wisconsin Energy Corporation (Exhibit (2)- 2 to Form 8-K dated April 28, 1995, File No. 1-
                    3034).

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

          3.01*     Restated Articles of Incorporation as of
                    December 23, 1987.
                    (Filed as Exhibit 30.01 to Form 10-K Report 10-3140 for the year 1987)

          3.02*     Copy of the By-Laws of the Company as amended
                    August 19, 1992.
                    (Filed as Exhibit 3.02 to Form 10-K Report
                    10-3140 for the year 1992)

          4.01*     Copy of Trust Indenture, dated April 1, 1947,
                    From the Company to First Wisconsin Trust Company. (Filed as Exhibit 7.01 to Registration Statement 2-6982)

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

          4.13*     Copy of Supplemental Trust Indenture, dated
                    March 1, 1993.
                    (Filed as Exhibit to Form 8-K Report dated March
                    3, 1993)

          4.14*     Copy of Supplemental Trust Indenture, dated
                    October 1, 1993.
                    (Filed as Exhibit 4.01 to Form 8-K Report dated September 21, 1993)

          4.15*     Copy of Supplemental Trust Indenture, dated
                    December 1, 1996.
                    (Filed as Exhibit 4.01 to Form 8-K Report dated December 12, 1996)

          10.01*    Copy of Interchange Agreement dated September
                    17, 1984, and Settlement Agreement dated May 31, 1985, between the Company, the Minnesota Company and LSDP. (Filed as Exhibit 10.10 to Form 10-K Report 10-3140 for the year 1985)

          27.01     Financial Data Schedule

          99.01     Statement pursuant to Private Securities
                    Litigation Reform Act of 1995.

          99.02*    Press Release, dated May 1, 1995, of NSP
                    (Exhibit (99)-01 to Form 8-K dated April 28,
                    1995, File No. 1-3034).

          99.03     Unaudited Pro Forma Combined Condensed
                    Balance Sheets for the year ended December 31, 1996 and unaudited Pro Forma Combined Condensed Statements of Income for the years ended December 31, 1994, 1995 and 1996 for Primergy Corporation.

          99.04 Unaudited Pro Forma Combined Condensed Balance Sheets for the year ended December 31, 1996 and unaudited Pro Forma Combined Condensed Statements of Income for the years ended December 31, 1994, 1995 and 1996 for Wisconsin Energy Company.

          99.05* Audited Financial Statements of Wisconsin Energy Corporation. (Item 8 of Wisconsin Energy Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-9057).

          99.06* Audited Financial Statements of Northern States Power Company. (Item 8 of Northern States
                    Power Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No.
                    1-3034).

          99.07*    Audited Financial Statements of Wisconsin
                    Electric Power Company.  (Item 8 of Wisconsin
                    Electric Power Company's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1996, File No. 1-1245).

(b) Reports on Form 8-K - The following report on Form 8-K was filed either during the three months ended December 31, 1996, or between December 31, 1996 and the date of this report.

     December 12, 1996 (Filed December 16, 1996) - Items 5 and 7.
     Other Events and Financial Statements and Exhibits.
     Disclosure of the Company entering into an Underwriting
     Agreement and filed with the Securities and Exchange commission a prospectus supplement and final prospectus relating to $65,000,000 in aggregate principal amount of the Company's First Mortgage Bonds, Series due December 1, 2026.



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

/s/                                     /s/

Patrick D. Watkins                      Wayne E. Harrison
Vice President-Corporate Services       Director

/s/                                     /s/

John P. Moore, Jr.                      Loren L. Taylor
General Counsel and Secretary           Director

/s/                                     /s/

Roger D. Sandeen                        Ray A. Larson, Jr.
Controller                              Director
(Principal Accounting Officer)

/s/                                     /s/

Neal A. Siikarla                        Larry G. Schnack
Treasurer                               Director
(Principal Financial Officer)

                              EXHIBIT INDEX

Method of          Exhibit
 Filing              No.        Description

  DT                27.01       Financial Data Schedule

  DT                99.01       Statement pursuant to Private Securities
                                Litigation Reform Act of 1995.

  DT                99.03       Unaudited Pro Forma Combined Condensed
                                Balance Sheets for Primergy Corporate at
                                Dec. 31, 1996 and Unaudited Pro Forma
                                Combined Condensed Statements of Income
                                for the three years ended Dec. 31, 1996.

  DT                99.04       Unaudited Pro Forma Condensed Balance Sheet
                                for Wisconsin Energy Company at Dec. 31,
                                1996 and Unaudited Pro Forma Condensed
                                Statements of Income for the three years ended Dec. 31, 1996.