Form 10-Q
period 1997-03-31
NORTHERN STATES POWER CO /WI/
filed 1997-05-15
CIK 72909

United States
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-Q
(Mark one)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended  MARCH 31, 1997    Commission File Number    10-3140

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

          Class                      Outstanding at May 15, 1997
Common Stock, $100 par value                862,000 Shares

All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

      Northern States Power Company (Wisconsin)
           Statements of Income (Unaudited)


                                                          Three Months Ended
                                                                March 31
                                                          1997           1996
                                                      (Thousands of dollars)

Operating revenues
 Electric..........................................    $98,872       $100,360
 Gas...............................................     39,376         38,370
   Total...........................................    138,248        138,730

Operating expenses
 Purchased and interchange power...................     46,713         48,080
 Fuel for electric generation......................      2,250          1,781
 Gas purchased for resale..........................     27,792         26,261
 Other operation...................................     12,446         11,956
 Maintenance.......................................      3,669          4,614
 Administrative and general........................      4,670          6,187
 Conservation and demand side management...........      2,234          2,279
 Depreciation and amortization.....................      9,349          8,529
 Taxes: Property and general.......................      3,638          3,648
        Current income tax.........................      7,499          7,901
        Deferred income tax........................        949            380
        Investment tax credits recognized..........       (220)          (227)
   Total...........................................    120,989        121,389

Operating income...................................     17,259         17,341

Other income
 Other income and deductions - net.................         12            126
 Allowance for funds used during construction
   - equity........................................         50            136
  Total other income ..............................         62            262

Income before interest charges.....................     17,321         17,603

Interest charges
 Interest on long-term debt........................      4,080          3,980
 Other interest and amortization...................        705            799
 Allowance for funds used during construction
   - debt..........................................        (72)           (95)
   Total...........................................      4,713          4,684

Net Income ........................................    $12,608        $12,919



                  Statements of Retained Earnings (Unaudited)

Balance at beginning of period.....................   $234,751       $221,638

Net income for period..............................     12,608         12,919

Dividends paid to parent...........................     (6,999)        (6,396)

Balance at end of period...........................   $240,360       $228,161



The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.



           Northern States Power Company (Wisconsin)
                 Balance Sheets (Unaudited)

                                                 March 31,       December 31,
                                                      1997               1996
                                                     (Thousands of dollars)
                           ASSETS
Utility Plant
  Electric.................................       $900,747           $894,143
  Gas......................................        100,149             99,817
  Other....................................         68,214             67,262
      Total................................      1,069,110          1,061,222
    Accumulated provision for
      depreciation.........................       (403,746)          (395,619)
      Net utility plant....................        665,364            665,603

Other Property and Investments.............         10,377             10,232

Current Assets
  Cash.....................................          1,835                208
  Accounts receivable - net................         42,819             40,250
  Fuel inventories - at average cost.......          2,896              7,780
  Other materials and supplies inventories
    - at average cost......................          5,640              5,918
  Unbilled utility revenues................         15,303             21,074
  Prepayments and other....................          8,752             11,703
    Total current assets...................         77,245             86,933

Other Assets
  Regulatory assets........................         36,030             37,102
  Federal income tax receivable............          3,307              3,307
  Unamortized debt expense.................          1,816              1,855
  Other....................................          4,589              4,099
     Total other assets....................         45,742             46,363

      TOTAL ASSETS.........................       $798,728           $809,131

                   LIABILITIES AND EQUITY
Capitalization
  Common stock - authorized 870,000 shares
    of $100 par value, issued shares:
    1997 and 1996, 862,000.................        $86,200            $86,200
    Premium on common stock................         10,461             10,461
    Retained earnings......................        240,360            234,751
      Total common stock equity............        337,021            331,412

  Long-term debt...........................        231,710            231,688

      Total capitalization.................        568,731            563,100

Current Liabilities
  Notes payable - parent company...........         23,400             39,300
  Accounts payable.........................          9,776             16,493
  Payable to affiliate companies
    (principally parent)...................         13,792             15,544
  Salaries, wages, and vacation pay
    accrued................................          4,711              6,417
  Taxes accrued............................          7,060              1,641
  Interest accrued.........................          4,398              4,459
  Current regulatory liability -
    purchased gas costs....................          6,086                381
  Current deferred income taxes............          1,573              1,670
  Other....................................          3,835              3,507
      Total current liabilities............         74,631             89,412

Other Liabilities
  Accumulated deferred income taxes........        101,592            100,898
  Accumulated deferred investment tax
    credits................................         19,748             20,024
  Regulatory liabilities...................         19,634             19,409
  Customer advances........................          7,579              7,334
  Benefit obligations and other............          6,813              8,954
      Total other liabilities..............        155,366            156,619

        TOTAL LIABILITIES AND EQUITY.......       $798,728           $809,131

The Notes to Financial Statements are an integral part of the Balance Sheets.


               Northern States Power Company (Wisconsin)
                 Statements of Cash Flows (Unaudited)


                                                     Three Months Ended
                                                          March 31
                                                        1997       1996
                                                   (Thousands of dollars)

Cash Flows from Operating Activities:
   Net Income......................................  $12,608    $12,919
   Adjustments to reconcile net income
     to cash from operating activities:
     Depreciation and amortization.................    9,648      8,744
     Deferred income taxes.........................      492       (112)
     Deferred investment tax credits recognized....     (220)      (227)
     Allowance for funds used during
       construction - equity.......................      (50)      (136)
   Cash provided by changes in working capital.....   12,596     20,146
   Cash used for changes in other assets
     and liabilities...............................   (1,051)    (8,221)

  Net cash provided by operating activities           34,023     33,113


Cash Flows from Investing Activities:
   Capital expenditures............................   (9,145)   (11,742)
   Decrease in construction payables...............      (63)      (615)
   Allowance for funds used during
     construction - equity.........................       50        136
   Other...........................................     (339)        (3)

  Net cash used for investing activities              (9,497)   (12,224)


Cash Flows from Financing Activities:
   Repayment of notes payable to parent - net......  (15,900)   (13,900)
   Dividends paid to parent........................   (6,999)    (6,396)

  Net cash used for financing activities             (22,899)   (20,296)


Net increase in cash and cash equivalents..........    1,627        593

Cash and cash equivalents at beginning of period...      208        247

Cash and cash equivalents at end of period.........   $1,835       $840



The Notes to Financial Statements are an integral part of the Statements of Cash Flows.


                       Northern States Power Company (Wisconsin)

                             NOTES TO FINANCIAL STATEMENTS

     The Company is a wholly owned subsidiary of Northern States Power Company, a Minnesota corporation (NSPM).

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company, a Wisconsin corporation (the Company), as of March 31, 1997 and Dec. 31, 1996, the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996. Due to the seasonality of the Company's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 1996 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

     Certain reclassifications have been made to 1996 financial information to conform with the 1997 presentation. These reclassifications had no effect on net income as previously reported.

1.   Proposed Business Combination

     On April 28, 1995 NSPM and Wisconsin Energy Corporation (WEC) entered into an Agreement and Plan of Merger (the Merger Agreement), which provides for a business combination involving NSPM, WEC and the Company to form a registered utility holding company, which will be known as Primergy Corporation (Primergy). See further discussion of the proposed business combination in the 1996 Form 10-K and Part II, Item 5-Other Information of this report.

     During 1995, the Company, NSPM and WEC submitted filings to the Federal Energy Regulatory Commission (FERC), applicable state regulatory commissions and other governmental authorities seeking approval of the proposed merger to form Primergy. The goal of NSPM, WEC and the Company was to complete the merger by year-end 1996. Approvals were obtained from regulators in Michigan and North Dakota during 1996. However, all necessary regulatory approvals have not yet been obtained and, as a result, the merger has not yet been completed. NSPM, WEC and the Company continue to pursue regulatory approvals, without unacceptable conditions. The 1997 developments related to the merger are discussed below.

     In January 1997, a Dane County Circuit Court judge ordered the PSCW to delay its decision on the merger, pending the results of an investigation regarding alleged prohibited conversations between one of the commissioners and WEC officials. The judge further ordered the PSCW to investigate the allegations. The Company cannot predict when the PSCW will resolve the allegations and proceed with deliberations concerning the proposed merger.

     On March 5, 1997, the Minnesota Office of the Attorney General - Residential Utilities Division, an intervenor in the Minnesota merger case, filed a brief which expressed for the first time opposition to the merger.
On March 20, 1997, the Minnesota Public Utilities Commission (MPUC) heard comments from the parties on the need for additional hearings or other procedures prior to making a decision on the merger. On April 4, 1997, the MPUC decided to hold additional public hearings before it issues a decision on the proposed merger. The MPUC also requested comments on the impact of the merger on the state's ability to restructure the electric utility industry in accordance with 16 restructuring principles adopted by the MPUC. The public hearings and comment period will be completed by June 20, 1997, with a MPUC decision on the merger case expected by late summer 1997.

     On Jan. 15, 1997, the United States Department of Justice served its second request for information and documents regarding merger notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. NSPM and WEC anticipate completing responses to the second request in May 1997.

     On April 28, 1997, Madison Gas & Electric Company, the Citizens Utility Board of Wisconsin and the Wisconsin Federation of Cooperatives sought to intervene in the proceedings regarding the Primergy transaction before the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended (PUHCA). The intervention, which was filed approximately 11 months after the expiration of the time for such filings, requests, among other things, the SEC: (i) reject the proposed transaction on the grounds that it is contrary to PUHCA, (ii) order NSP and WEC to divest their gas utility properties, or (iii) order a hearing on the efficiency and competitive implications of the proposed transaction. NSP and WEC will oppose the intervention and requests of the intervenors.

     On May 14, 1997, the FERC issued a lengthy Opinion and Order (the Opinion) in connection with the proposed business combination. In the Opinion, the FERC concludes that it cannot approve the proposed merger at this time and that the administrative law judge was incorrect to find that the proposed merger, as conditioned, was consistent with the public interest, the applicable standard under Section 203 of the Federal Power
Act. The Opinion states, however, that the participants should be given another opportunity to attempt to reach consensus on the means by which Primergy's post-merger market power may be adequately mitigated and the FERC remands the case to a settlement judge and directs the participants to attempt to reach a resolution of the market power issues. The mechanisms suggested by the FERC for mitigating market power includes possible divestiture of some generation assets. Any such proposed resolution must be submitted to the FERC for its review and approval. The Opinion also approves several contested settlements, provides guidance as to the formation of the independent system operator which the applicants volunteered to form and rules on certain other matters in connection with the proposed merger. NSP and WEC are considering the effects of the FERC ruling.

     The merger filings with each state included a request for deferred accounting treatment and rate recovery of costs incurred in conjunction with the proposed merger. At March 31, 1997, the Company had incurred $0.9 million of costs associated with the proposed merger which have been deferred as a component of Other Assets. If the merger is not completed, these costs would be charged to expense.

     Under the Merger Agreement, completion of the merger is subject to numerous conditions, that, unless waived by the affected party, must be met, including but not limited to: the prior receipt of all necessary regulatory approvals without the imposition of materially adverse terms; the accuracy of each party's representations and warranties in the Merger Agreement, other than representations and warranties whose inaccuracy does not result in a material adverse effect on the business, assets, financial condition, results of operations or prospects of such party and its subsidiaries taken as a whole; and no such material adverse effect having occurred, or being reasonably likely to occur, with respect to either party. In addition, the Merger Agreement provides that both WEC and NSPM have the right to terminate the Merger Agreement under certain circumstances, including without limiting the foregoing, the inability to fulfill all conditions to the closing of the merger at April 30, 1997 (other than receipt of all regulatory approvals without any materially adverse terms), or the failure to receive all regulatory approvals without any materially adverse terms by Oct. 31, 1997. Prior to April 30, 1997, NSP and WEC entered into an agreement reserving the right for each party to assert, at any time after April 30, 1997, that all conditions to closing (other than receipt of all regulatory approvals without any materially adverse terms) were met or were not met at April 30, 1997. NSPM and the Company continue to work with WEC to complete the merger. However, since numerous conditions are beyond its control, the Company cannot state whether all necessary conditions for completion of the merger will occur.

2.   Regulation and Rate Matters

     1997 Rate Cases - There have been no changes in customer rates for any of the jurisdictions in which the Company operates since the 1996 Form 10-K was filed. In 1996 the PSCW approved the Company's application for no change in rates for 1997. However, certain classes of customers will experience small changes in rates, as a result of rate design revisions requested by the Company, which are expected to have an offsetting effect on overall revenues.

     In the Company's 1997 rate order, the PSCW denied current rate recovery of the federal government's assessment for the decommissioning and decontamination of federal uranium enrichment facilities. The cost of the Company's share of NSPM's assessment is billed through the Interchange Agreement. The Company's annual expense for this item is approximately $600,000. This cost disallowance was considered in the overall cost of service which, as noted previously, supported no change to overall electric and gas rates. NSPM plans to continue paying the assessments to the federal government, and based on the PSCW's decision to allow future rate recovery with interest if the courts ultimately decide the assessments must be paid, the Company is recording the assessments as a regulatory asset beginning in 1997.

     Fuel Cost Recovery - The Company is reviewing its fuel costs incurred to date and expected for the remainder of the year and may consider a fuel cost recovery filing for 1997, as allowed by the PSCW. If made and approved by the PSCW, the filing would provide recovery of costs charged from NSPM, through the Interchange Agreement, which include higher than expected fuel and purchased power costs, including the impact of an unscheduled outage at NSPM's Monticello nuclear plant.

3.   Commitments and Contingent Liabilities

     As discussed in Note 8 to the Financial Statements in the 1996 Form 10-K, the Company has been named as a potentially responsible party in connection with environmental contamination at a site in Ashland, Wisconsin. With respect to developments since the 1996 Form 10-K was filed, the Company is about to begin discussions with the Wisconsin Department of Natural Resources concerning other responsible parties and remediation options for the Ashland site.

4.   Business Developments

     Union Agreements - A new three-year collective-bargaining agreement was ratified by the Company's union membership on April 10, 1997. All provisions of this new agreement are effective retroactively to Jan. 1, 1997. The prior agreement had expired Dec. 31, 1996, but was extended to April 30, 1997.

     New Natural Gas System - Through a competitive bidding process, the Company has been selected to own and operate a natural gas system at Fort McCoy, a regional U.S. Army training center near Sparta, Wisconsin. The total project cost is more than $2 million and estimated annual revenue is $1.7 million. The 10-year contract includes renewal provisions. Construction is expected to be completed in time for the 1997-1998 heating season.

Item 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATION

     Discussion of financial condition and liquidity is omitted per conditions set forth in general instructions H (1) and (2) of Form 10-Q for wholly-owned subsidiaries (reduced disclosure format).

     On April 28, 1995, NSPM and WEC entered into an Agreement and Plan of Merger which provides for a business combination involving the two companies in a "merger-of-equals" transaction. See Note 1 to the Financial Statements and Part II of this report for more information.

     The Company's net income for the quarter ended March 31, 1997 was $12.6 million, a decrease of $0.3 million from the comparable period a year ago.

     Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, including the statements regarding the anticipated impact of the proposed merger, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; regulatory decisions regarding the proposed combination of NSPM and WEC; and the other risk factors listed from time to time by the Company in reports filed with the SEC, including Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 1997.

First Quarter 1997 Compared with First Quarter 1996

     Electric revenues in total decreased $1.5 million or 1.5 percent for the first quarter of 1997 compared to the first quarter of 1996. Sales to customers other than NSPM decreased $1.1 million due to less favorable weather in 1997, partially offset by customer and sales growth. On a weather-normalized basis, sales are estimated to have increased 2.0 percent in the first quarter of 1997 compared to the first quarter of 1996. The remaining $0.4 million reduction in electric revenues relates to lower Interchange Agreement billings to NSPM in 1997.

     Gas revenues increased $1.0 million or 2.6 percent in the first quarter of 1997 compared to the first quarter of 1996. Gas sales for the first quarter of 1997 decreased 3.6 percent compared to the same period in 1996 due to less favorable weather in 1997. Offsetting the sales decline were higher costs per unit of purchased gas, as discussed below, which are reflected in customer rates through the purchased gas adjustment clause mechanism.

     Fuel for electric generation and Purchased and interchange power together decreased $0.9 million or 1.8 percent for the first quarter of 1997 compared to the first quarter of 1996 mainly due to lower average production costs per unit charged to the Company by NSPM.

     Gas purchased for resale increased $1.5 million or 5.8 percent in the first quarter of 1997 compared to the first quarter of 1996 primarily due to higher costs per unit of purchased gas. Offsetting the increase in unit costs were reduced purchases in 1997 due to lower gas sales.

     Other operation, Maintenance, and Administrative and general expenses together decreased $2.0 million or 8.7 percent in the first quarter of 1997 compared to the same period in 1996. Contributing to the cost reductions were lower employee benefit expenses and lower maintenance expenses in the transmission and distribution areas. Partially offsetting these decreases were approximately $0.9 million in network transmission service costs incurred as a result of FERC Order No. 888.

     Depreciation and amortization increased $0.8 million or 9.6 percent in the first quarter of 1997 compared with the same period in 1996 due to increases in the Company's plant in service.

     Property and general taxes were approximately the same for both periods.

     Income tax expense was nearly the same in the first quarter of 1997 as compared to the first quarter of 1996, reflecting comparable pretax income for both periods.

     Other income and deductions decreased $0.2 million, primarily due to gains recorded in 1996 on nontraditional gas sales which did not recur in 1997 and reduced AFC related to lower levels of qualifying construction work in progress in the first quarter of 1997.

     Interest expense was approximately the same for both periods.

                              Part II.  OTHER INFORMATION

Item 5.  Other Information

MERGER AGREEMENT WITH WISCONSIN ENERGY CORPORATION

     As previously reported in the Company's Current Report on Form 8-K, dated May 8, 1995, and filed on May 8, 1995, and the 1995 Form 10-K, NSPM and WEC have entered into a Merger Agreement which provides for a business combination involving NSPM and WEC in a "merger-of-equals" transaction (Transaction).

     In connection with the Transaction, the Company will be merged into WEC's principal utility subsidiary, Wisconsin Electric Power Company (WE), which will be renamed "Wisconsin Energy Company." At the time of the merger of the Company into Wisconsin Energy Company, a new successor company to NSPM, Northern Power Wisconsin Corp. (New NSP), will acquire from the Company certain gas utility properties and operations in LaCrosse and Hudson, Wisconsin with a net historical cost at March 31, 1997 of approximately $18.0 million. This transfer is for purposes of complying with the Wisconsin Public Utility Holding Company Act.

     Detailed information with respect to the Merger Agreement and the proposed Transaction is contained in the 1996 Annual Reports on Form 10-K of NSPM and the Company and in the Joint Proxy Statement/Prospectus dated August 7, 1995 relating to the meetings of the stockholders of WEC and NSPM to vote on the Merger Agreement and related matters.

SUMMARIZED PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following summary of unaudited pro forma financial information combines historical balance sheet and income statement information of WEC and NSPM, and of WE and the Company, to give effect to the Transaction to form Primergy and Wisconsin Energy Company, respectively. The unaudited pro forma balance sheet information gives effect to the Transaction as if it had occurred at March 31, 1997. The unaudited pro forma income statement information gives effect to the Transaction as if it had occurred at Jan. 1, 1997. This pro forma information was prepared from the historical financial statements of NSPM, WEC and WE and the Company on the basis of accounting for the Transaction as a pooling of interests and should be read in conjunction with such historical financial statements and related notes thereto.

     The allocation between Wisconsin Energy Company and New NSP and their customers of the estimated cost savings resulting from the Transaction, net of the costs incurred to achieve such estimated cost savings, will be subject to regulatory review and approval. None of the estimated cost savings, the costs to achieve such savings, nor transaction costs are reflected in the summarized unaudited pro forma income statement information. With the exception of certain noncurrent deferred tax balance sheet reclassifications described below, all other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the unaudited pro forma financial information. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date or at the beginning of the period for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

Primergy Information

     The following summarized Primergy unaudited pro forma financial information reflects the combination of the historical financial statements of WEC and NSPM after giving effect to the Transaction to form Primergy. A pro forma adjustment has been made to conform the presentations of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability. The unaudited pro forma combined earnings per common share reflect pro forma adjustments to average NSPM common shares outstanding in accordance with the provisions of the Merger Agreement, whereby each outstanding share of NSPM common stock will be converted into
1.626 shares of Primergy common stock. In the Transaction, each outstanding share of WEC common stock will remain outstanding as a share of Primergy common stock.

                                                                    Unaudited
                                           NSPM          WEC        Pro Forma
PRIMERGY CORP:                        (as reported)(as reported)    Combined
                                      (in millions, except per share amounts)

As of March 31, 1997:
 Utility Plant-Net                           $4,319       $3,063       $7,382
 Current Assets                                 724          557        1,281
 Other Assets *                               1,556        1,204        2,604
   Total Assets                              $6,599       $4,824      $11,267

 Common Stockholders' Equity                 $2,148       $1,965       $4,113
 Preferred Securities                           400           30          430
 Long-Term Debt                               1,589        1,409        2,998
   Total Capitalization                       4,137        3,404        7,541
 Current Liabilities                          1,028          517        1,545
 Other Liabilities *                          1,434          903        2,181
   Total Equity & Liabilities                $6,599       $4,824      $11,267

For the Three Months Ended
 March 31, 1997:
 Utility Operating Revenues                    $742         $511       $1,253
 Utility Operating Income                       $88          $66         $154
 Net Income, after Preferred
   Dividend Requirements                        $62          $45         $107
 Earnings per Common Share:
   As reported                                 $.90         $.40           --
   NSPM Equivalent Shares                        --           --         $.78
   Primergy Shares                               --           --         $.48

* Combined amount includes a $156 million pro forma adjustment to conform the presentation of noncurrent deferred taxes as a net liability.

Wisconsin Energy Company Information

     The following summarized Wisconsin Energy Company unaudited pro forma financial information combines historical balance sheet and income statement information of WE and the Company to give effect to the Transaction, including the transfer of certain gas utility properties from the Company to New NSP. The unaudited pro forma income statement information does not reflect adjustments for 1997 year-to-date revenues of $17.0 million and related expenses associated with the transfer of certain gas utility properties and operations from the Company to New NSP. A pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability.

                                                         The          Unaudited
                                        WE           Company        Pro Forma
WISCONSIN ENERGY COMPANY           (as Reported)  (as Reported)      Combined*
                                          (Millions of Dollars)

As of March 31, 1997:
 Utility Plant-Net                       $3,063           $666         $3,709
 Current Assets                             496             77            588
 Other Assets **                            930             56            833
   Total Assets                          $4,489           $799         $5,130

 Common Stockholder's Equity             $1,702           $337         $2,039
 Preferred Stockholder's Equity              30             --             30
 Long-Term Debt                           1,372            232          1,604
   Total Capitalization                  $3,104           $569         $3,673
 Current Liabilities                        496             75            571
 Other Liabilities **                       889            155            886
   Total Equity & Liabilities            $4,489           $799         $5,130

For the Three Months Ended
 March 31, 1997:
 Utility Operating Revenues                $511           $138           $649
 Utility Operating Income                   $66            $17            $83
 Net Income, after Preferred
   Dividend Requirements                    $43            $13            $56

* Combined Balance Sheet data includes pro forma adjustments for the transfer of certain gas properties from the Company to New NSP.

** Combined amount includes a $152 million pro forma adjustment to conform the presentation of noncurrent deferred taxes as a net liability.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

The following exhibit is filed with this report:

       27.01       Financial Data Schedule for the three months ended
                   March 31, 1997.

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

                                         NORTHERN STATES POWER COMPANY
                                         (Registrant)



                                         /s/
                                         Roger D. Sandeen
                                         Controller
                                         (Principal Accounting Officer)



                                         /s/
                                         Neal A. Siikarla
                                         Treasurer
                                         (Principal Financial Officer)

Date:  May 15, 1997

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