Form 10-Q
period 1997-06-30
NORTHERN STATES POWER CO /WI/
filed 1997-08-14
CIK 72909

                            United States
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-Q
(Mark one)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended       June 30, 1997        Commission File Number   10-3140

NORTHERN STATES POWER COMPANY, A WISCONSIN CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) AND (2) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



                       Northern States Power Company
        (Exact name of registrant as specified in its charter)

Wisconsin                                                 39-0508315
(State or other jurisdiction of         (I.R.S.Employer Identification No.)
 incorporation or organization)

100 North Barstow Street, Eau Claire, Wisconsin          54703
(Address of principal executive officers)               (Zip Code)

Registrant's telephone number, including area code      (715) 839-2416

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

                         Yes   X   No
                             ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at August 14, 1997
     Common Stock, $100 par value            862,000 Shares

     All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Northern States Power Company (Wisconsin)
Statements of Income (Unaudited)


                                Three Months Ended   Six Months Ended
                                      June 30             June 30
                                 1997     1996       1997      1996
                                        (Thousands of dollars)

Operating revenues
 Electric...............        $90,162   $88,141    $189,035  $188,501
 Gas....................         13,634    13,537      53,011    51,907

   Total................        103,796   101,678     242,046   240,408
Operating expenses
 Purchased and inter-
   change power.........         44,086    42,903      90,799    90,983
 Fuel for electric
   generation...........          1,667       819       3,917     2,600
 Gas purchased for
   resale...............          8,420     8,138      36,212    34,398
 Other operation........         11,781    11,446      24,228    23,400
 Maintenance............          5,615     5,381       9,284     9,995
 Administrative and
   general..............          4,456     4,715       9,127    10,903
 Conservation and demand
   side management......          2,234     2,279       4,467     4,559
 Depreciation and
   amortization.........          9,428     8,984      18,778    17,514
 Taxes: Property and
   general..............          3,580     3,598       7,218     7,246
 Current income tax ....          2,867     3,137      10,366    11,038
 Deferred income tax....            529       603       1,478       984
 Investment tax credits
   recognized..........            (220)     (227)       (440)     (455)

   Total...............         94,443     91,776     215,434   213,165

Operating income.......          9,353      9,902      26,612    27,243

Other income (expense)
 Merger costs - net of
   applicable income
   taxes...............           (523)        -         (523)         -
 Other income and
   deductions - net of
   applicable income
   taxes...............            302       107          314        233
 Allowance for funds
   used during con-
   struction - equity..             48        75           98        211

  Total other income
    (expense) - net....           (173)      182         (111)       444


Income before interest
  charges..............          9,180    10,084       26,501     27,687


Interest charges
 Interest on long-term
   debt................          4,078     3,962        8,158      7,942
 Other interest and
   amortization........            531       767        1,236      1,566
 Allowance for funds
   used during con-
   struction - debt....            (74)      (77)        (146)      (172)

  Total................          4,535     4,652        9,248      9,336


Net Income ............         $4,645    $5,432      $17,253    $18,351



Statements of Retained Earnings (Unaudited)

Balance at beginning of
  period...............       $240,360   $228,161    $234,751   $221,638
Net income for period..          4,645      5,432      17,253     18,351
Dividends paid to
  parent...............         (7,000)    (6,396)    (13,999)   (12,792)

Balance at end of
  period...............       $238,005   $227,197    $238,005   $227,197


The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.

Northern States Power Company (Wisconsin)
Balance Sheets (Unaudited)

                                                   June 30,     December 31,
                                                        1997         1996
ASSETS                                              (Thousands of dollars)
Utility Plant
  Electric.............................              $908,497       $894,143
  Gas..................................               102,175         99,817
  Other................................                68,061         67,262

      Total............................             1,078,733      1,061,222
  Accumulated provision for
    depreciation.......................              (411,348)      (395,619)

      Net utility plant................               667,385        665,603

Other Property and Investments.........                10,857         10,232

Current Assets
  Cash.................................                 1,146            208
  Accounts receivable - net............                32,897         40,250
  Fuel inventories - at average cost...                 6,370          7,780
  Other materials and supplies
    inventories - at average cost......                 5,620          5,918
  Unbilled utility revenues............                10,523         21,074
  Prepayments and other................                10,913         11,703
    Total current assets...............                67,469         86,933

Other Assets
  Regulatory assets....................                35,092         37,102
  Federal income tax receivable........                 3,307          3,307
  Unamortized debt expense.............                 1,777          1,855
  Other................................                 5,251          4,099

     Total other assets................                45,427         46,363

      TOTAL ASSETS.....................              $791,138       $809,131

LIABILITIES AND EQUITY
Capitalization
  Common stock - authorized 870,000
    shares of $100 par value,
    issued shares:  1997 and 1996,
    862,000............................               $86,200       $86,200
    Premium on common stock............                10,461        10,461
    Retained earnings..................               238,005       234,751

      Total common stock equity........               334,666       331,412

  Long-term debt.......................               231,732       231,688

      Total capitalization.............               566,398       563,100

Current Liabilities
  Notes payable - parent company.......                15,900        39,300
  Accounts payable.....................                 9,621        16,493
  Payable to affiliate companies
    (principally parent)...............                23,447        15,544
  Salaries, wages, and vacation pay
    accrued............................                 4,957         6,417
  Taxes accrued........................                   777         1,641
  Interest accrued.....................                 4,339         4,459
  Current regulatory liability -
    purchased gas costs................                 3,180           381
  Current deferred income taxes........                 1,213         1,670
  Other................................                 4,152         3,507

      Total current liabilities........                67,586        89,412

Other Liabilities
  Accumulated deferred income taxes....               102,131       100,898
  Accumulated deferred investment tax
    credits............................                19,471        20,024
  Regulatory liabilities...............                20,028        19,409
  Customer advances....................                 7,754         7,334
  Benefit obligations and other........                 7,770         8,954

      Total other liabilities..........               157,154       156,619

 Commitments and Contingent Liabilities (see Note 3)

        TOTAL LIABILITIES AND EQUITY...              $791,138      $809,131

The Notes to Financial Statements are an integral part of the Balance Sheets.

Northern States Power Company (Wisconsin)
Statements of Cash Flows (Unaudited)


                                            Six Months Ended
                                                 June 30
                                            1997        1996
                                            (Thousands of dollars)

Cash Flows from Operating Activities:
   Net Income.........................      $17,253     $18,351

   Adjustments to reconcile net income
      to cash from operating activities:

     Depreciation and amortization....       19,373      17,947
     Deferred income taxes............          563           -
     Deferred investment tax credits
       recognized.....................         (440)       (455)
     Allowance for funds used during
       construction - equity..........          (98)       (211)
     Cash provided by changes in
       working capital................       21,839      13,559
     Cash provided by (used for)
       changes in other assets and
       liabilities....................          337      (1,048)

  Net cash provided by operating
    activities                               58,827      48,143


Cash Flows from Investing Activities:
   Capital expenditures................     (20,623)    (24,137)
   Increase in construction payables...         595         413
   Allowance for funds used during
     construction - equity.............          98         211
   Other...............................        (560)       (242)

  Net cash used for investing
    activities                              (20,490)    (23,755)

Cash Flows from Financing Activities:
   Repayment of notes payable to
     parent - net......................     (23,400)    (11,600)
   Dividends paid to parent............     (13,999)    (12,792)

  Net cash used for financing
    activities                              (37,399)    (24,392)

Net increase (decrease) in cash and
  cash equivalents.....................         938          (4)

Cash and cash equivalents at beginning
  of period............................         208         247

Cash and cash equivalents at end of
  period...............................      $1,146        $243

The Notes to Financial Statements are an integral part of the Statements of Cash Flows.


           Northern States Power Company (Wisconsin)

                 NOTES TO FINANCIAL STATEMENTS

     The Company is a wholly owned subsidiary of Northern States Power Company, a Minnesota corporation (NSPM).

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company, a Wisconsin corporation (the Company), as of June 30, 1997 and Dec. 31, 1996, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. Due to the seasonality of the Company's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 1996 (1996 Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.   Business Developments

   Termination of Proposed Merger - As discussed in the Company's Form 8-K filed on May 19, 1997, NSPM and Wisconsin Energy Corporation (WEC) announced on May 16, 1997 that they have mutually agreed to terminate their plans to merge the two companies. As a result of the merger termination, the Company's second quarter and year-to-date operating results for 1997 include a charge to nonoperating expense of approximately $900,000 for deferred merger related costs.

     Union Agreements - A new three-year collective-bargaining agreement was ratified by the Company's union membership on April 10, 1997. All provisions of this new agreement are effective retroactively to Jan. 1, 1997. The prior agreement had expired Dec. 31, 1996, but was extended to April 30, 1997.

   New Natural Gas System - Through a competitive bidding process, the
Company has been selected to own and operate a natural gas system at Fort McCoy, a regional U.S. Army training center near Sparta, Wisconsin. The total project cost is expected to be approximately $2 million and estimated annual revenue is $1.7 million. The 10-year contract with the U.S. Army includes renewal provisions. Construction is expected to be completed in time for the 1997-1998 heating season. On August 5, 1997, the Company received an order from the Public Service Commission of Wisconsin (PSCW) allowing the Company to treat the investment as utility property.

2. Regulation and Rate Matters

     1997 Rate Cases - There have been no changes in overall customer rates in any jurisdiction in which the Company operates since the 1996 Form 10-K was filed. In 1996, the PSCW approved the Company's application for no change in rates for 1997. However, certain classes of customers experienced small changes in rates, as a result of rate design revisions approved by the PSCW, which have an offsetting effect on overall revenues.

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

 1998 Rate Cases - The Company anticipates filing electric and gas rate cases with the PSCW for its Wisconsin jurisdictions in the fourth quarter of 1997 for the test year 1998.

     Fuel Cost Recovery - On June 9, 1997, the Company filed for a Wisconsin retail electric rate increase with the PSCW due to rising fuel and purchased power costs. The filing seeks a $1.2 million increase effective from August 1, 1997 through December 31, 1997. The PSCW is expected to consider the Company's filing in September 1997. The increase represents less than one percent of the current rates and is the first increase request since January 1993.

 Network Transmission Service Costs (NTS) - In July 1997, the Company received authorization from the PSCW to defer its share of network transmission service (NTS) costs incurred after May 23, 1997. Beginning in the third quarter 1997, the Company will begin deferring these costs, including a retroactive adjustment to May 23, 1997. The Company estimates that about $2.4 million of its annual NTS costs of approximately $3.8 million will be deferred in 1997 as a result of this action. There was no impact from this authorization in the second quarter results of operations.
Recovery of deferred NTS costs is expected to be sought in the Company's 1998 electric rate case.

 Under NTS, participating utilities share the annual transmission cost for their combined joint-use systems, net of related transmission revenues, based upon each company's share of the total network load. NSPM and the Company offered NTS service to qualifying transmission customers as a result of the Federal Energy Regulatory Commission (FERC) Order No. 888. The Company's share of this expense is billed through the Interchange Agreement with NSPM. NSPM and the Company plan to file later in 1997 a rate application with the FERC to update rates for transmission service.

 Wisconsin Purchased Gas Adjustment Clause - In March 1996, the PSCW conducted a generic hearing to consider alternative incentive-based gas cost recovery mechanisms to replace the current purchased gas adjustment clause. In November 1996, the PSCW issued an order with general guidelines for incentive-based gas cost recovery mechanisms as well as "modified one-for-one" gas cost recovery mechanisms. All major gas utilities in Wisconsin were required to file a proposal to replace their current purchased gas adjustment clause. The Company was to file a proposal by July 1, 1997, according to the original schedule established by PSCW. A 90-day extension was obtained from the PSCW, in which the Company anticipates filing a modified one-for-one gas cost recovery mechanism proposal. Under this proposal, the allowable gas commodity cost recovery would be based on a benchmark index, which in turn is based on the market price of gas. The allowable cost recovery of the remaining components of the cost of gas (for example, peak day capacity costs, supply reservation costs and other FERC approved charges) would be based on actual costs incurred, as is now the case with the purchased gas adjustment clause.

 Michigan Power Supply Cost Recovery Factor (PSCR) - On July 30, 1997, the Company filed for reinstatement of a PSCR for Michigan electric customers to be effective in 1998 with the Michigan Public Service Commission (MPSC). (Earlier in 1997, the Company had received approval of a waiver from the PSCR requirement due to the pending merger between NSPM and WEC.) The PSCR provides for recovery of power supply costs for electric customers based on a twelve-month projection of costs. After each twelve-month period is completed, a reconciliation is submitted to the MPSC whereby over-recovery of costs are refunded and any under-recovery of costs are billed, including interest.

3. Commitments and Contingent Liabilities

     As discussed in Note 8 to the Financial Statements in the 1996 Form 10-K, the Company has been named as a potentially responsible party in connection with environmental contamination at a site in Ashland, Wisconsin. With respect to developments since the 1996 Form 10-K was filed, the Company anticipates discussions to begin with the Wisconsin Department of Natural Resources in the third quarter of 1997, concerning other responsible parties and remediation options for the Ashland site.


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

     Discussion of financial condition and liquidity is omitted per conditions set forth in general instructions H (1) and (2) of Form 10-Q for wholly-owned subsidiaries (reduced disclosure format).

The Company's net income for the quarter and six months ended June 30, 1997 was $4.6 million and $17.3 million, respectively, a decrease of $0.8 million and $1.1 million, respectively from the comparable periods a year ago. The following analysis summarizes the specific revenue and expense items impacting these results.

     Except for the historical statements contained herein, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; and the other risk factors listed from time to time by the Company in reports filed with the SEC, including Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 1997.

Second Quarter 1997 Compared with Second Quarter 1996

  Electric revenues in total increased $2.0 million or 2.3 percent for the second quarter of 1997 compared with the second quarter of 1996. Sales to customers other than NSPM increased $1.4 million mainly due to sales growth in the commercial and industrial sector. The remaining $0.6 million increase in electric revenues relates to higher Interchange Agreement billings to NSPM in 1997. On a weather-normalized basis, sales are estimated to have increased 3.9 percent in the second quarter of 1997 compared to the second quarter of 1996.

     Gas revenues increased $0.1 million or 0.7 percent in the second quarter of 1997 compared with the second quarter of 1996. Gas sales for the second quarter of 1997 decreased 1.2 percent compared to the same period in 1996 mainly due to less favorable weather in 1997. Offsetting the sales decline were higher costs per unit of purchased gas, as discussed below, which are reflected in customer rates through the purchased gas adjustment clause mechanism.

     Fuel for electric generation and Purchased and interchange power costs combined increased $2.0 million or 4.6 percent for the second quarter of 1997 compared with the second quarter of 1996 mainly due to additional power purchases from NSPM and the usage of higher cost peaking plants to support increased sales levels.

     Gas purchased for resale increased $0.3 million or 3.5 percent in the second quarter of 1997 compared with the second quarter of 1996 primarily due to higher costs per unit of purchased gas charged by suppliers. Partially offsetting the increase in unit costs were reduced purchases in 1997 due to lower gas sales.

  Other operation, Maintenance, and Administrative and general expenses combined increased $0.3 million or 1.4 percent in the second quarter of 1997 compared with the same period in 1996. NTS costs incurred as a result of FERC Order No. 888 (as discussed in Note 2) were $0.9 million in the second quarter of 1997. Partially offsetting this cost increase were lower employee benefit expenses, lower fixed charges from NSPM relating to property insurance and property taxes, and lower maintenance expenses in the transmission and distribution area in 1997.

  Depreciation and amortization increased $0.4 million or 4.9 percent in the second quarter of 1997 compared with the same period in 1996 due to increases in the Company's plant in service.

  Property and general taxes were approximately the same for both periods.

  Income tax expense decreased $0.3 million in the second quarter of 1997 as compared with the second quarter of 1996, reflecting lower pretax operating income in 1997.

     Other income (expense) - net decreased $0.4 million due primarily to the write-off of deferred merger costs (as discussed in Note 1) partially offset by higher subsidiary earnings in 1997.

     Interest charges decreased $0.1 million in the second quarter of 1997 compared with the first quarter of 1996 primarily due to lower levels of short term debt in 1997.


First Six Months of 1997 Compared with First Six Months of 1996

     Electric revenues in total increased $0.5 million or 0.3 percent for the first six months of 1997 compared with the first six months of 1996. Sales to customers other than NSPM increased $0.3 million largely due to sales growth in the commercial and industrial sector, partially offset by less favorable weather in 1997. The remaining $0.2 million increase in electric revenues relates to higher Interchange Agreement billings to NSPM in 1997.
On a weather-normalized basis, sales are estimated to have increased 2.9 percent in the first six months of 1997 compared with the first six months of 1996.

     Gas revenues increased $1.1 million or 2.1 percent in the first six months of 1997 compared with the first six months of 1996. Gas sales for the first six months of 1997 decreased 2.8 percent compared to the same period in 1996 due to less favorable weather in 1997. Offsetting the sales decline were higher costs per unit of purchased gas, as discussed below, which are reflected in customer rates through the purchased gas adjustment clause mechanism.

  Fuel for electric generation and Purchased and interchange power costs combined increased $1.1 million or 1.2 percent for the first six months of 1997 compared with the first six months of 1996 mainly due to additional power purchases from NSPM and the usage of higher cost peaking plants to support increased sales levels.

  Gas purchased for resale increased $1.8 million or 5.3 percent in the first six months of 1997 compared with the first six months of 1996 primarily due to higher costs per unit of purchased gas charged by suppliers. Partially offsetting the increase in unit costs were reduced purchases in 1997 due to lower gas sales.

  Other operation, Maintenance, and Administrative and general expenses combined decreased $1.7 million or 3.7 percent in the first six months of 1997 compared with the same period in 1996. The decrease was primarily due to lower employee benefit expenses, lower fixed charges from NSPM relating to property insurance and property taxes, and lower maintenance expenses in the transmission and distribution area in 1997. Partially offsetting these decreases were approximately $1.8 million in network transmission service costs incurred as a result of FERC Order No. 888 (as discussed in Note 2).

  Depreciation and amortization increased $1.3 million or 7.2 percent in the first six months of 1997 compared with the same period in 1996 due to increases in the Company's plant in service.

  Property and general taxes were approximately the same for both periods.

  Income tax expense decreased $0.2 million in the first six months of 1997 compared with the first six months of 1996, reflecting lower pretax operating income in 1997.

  Other income (expense) - net decreased $0.5 million due primarily to the write-off of deferred merger costs (as discussed in Note 1) partially offset by higher subsidiary earnings in 1997 and a reduction of AFUDC.

  Interest expense was approximately the same for both periods.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibits are filed with this report:

     27.01    Financial Data Schedule for the six months ended June 30,
              1997.

     99.01 Statement pursuant to Private Securities Litigation Reform Act of 1995.

(b)  Reports on Form 8-K

     May 16, 1997 (Filed May 19, 1997) - Item 5.  Other Events.
     Disclosure of the announcement of the mutually agreed merger termination between Northern States Power Company, a
     Minnesota corporation (NSPM), and Wisconsin Energy Corporation, a Wisconsin corporation.

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

Date:  August 14, 1997

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