Form 10-Q
period 1997-09-30
NORTHERN STATES POWER CO /WI/
filed 1997-11-14
CIK 72909

                            United States
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-Q
(Mark one)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1997    Commission File Number    10-3140

NORTHERN STATES POWER COMPANY, A WISCONSIN CORPORATION, MEETS THE
CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) AND (2) OF FORM
10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  Northern States Power Company
        (Exact name of registrant as specified in its charter)

   Wisconsin                                          39-0508315
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
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

            Class                      Outstanding at November 14, 1997
  Common Stock, $100 par value                   862,000 Shares

     All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

                         PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Northern States Power Company (Wisconsin)
                          Statements of Income (Unaudited)

                                                         Three Months Ended          Nine Months Ended
                                                            September 30                September 30
                                                         1997          1996          1997          1996
                                                                     (Thousands of dollars)
Operating revenues
 Electric.............................................   $95,800       $91,459      $284,834      $279,960
 Gas..................................................     8,541         8,907        61,552        60,814
   Total..............................................   104,341       100,366       346,386       340,774

Operating expenses
 Purchased and interchange power......................    44,332        42,375       135,131       133,357
 Fuel for electric generation.........................     3,629           923         7,546         3,523
 Gas purchased for resale.............................     5,230         5,360        41,442        39,758
 Other operation......................................    10,021        11,203        34,250        34,604
 Maintenance..........................................     5,185         4,439        14,469        14,434
 Administrative and general...........................     4,563         5,486        13,690        16,389
 Conservation and demand side management..............     2,234         2,279         6,701         6,838
 Depreciation and amortization........................     9,465         9,034        28,242        26,547
 Taxes: Property and general..........................     3,423         3,552        10,640        10,798
            Current income tax .......................     4,501         3,172        14,867        14,210
            Deferred income tax.......................       753         1,391         2,231         2,375
            Investment tax credits recognized.........      (220)         (227)         (660)         (682)
   Total..............................................    93,116        88,987       308,549       302,151

Operating income......................................    11,225        11,379        37,837        38,623

Other income (expense)
 Merger costs - net of applicable income taxes........       -             -            (523)          -
 Other income and deductions - net of applicable
      income taxes                                           818            82         1,132           314
 Allowance for funds used during construction - equity        65            65           163           276
  Total other income (expense) - net..................       883           147           772           590

Income before interest charges........................    12,108        11,526        38,609        39,213

Interest charges
 Interest on long-term debt...........................     4,080         3,968        12,238        11,910
 Other interest and amortization......................      (126)          863         1,111         2,429
 Allowance for funds used during construction - debt..       (89)         (104)         (235)         (276)
   Total..............................................     3,865         4,727        13,114        14,063

Net Income ...........................................    $8,243        $6,799       $25,495       $25,150



     Statements of Retained Earnings (Unaudited)

Balance at beginning of period........................  $238,005      $227,197      $234,751      $221,638

Net income for period.................................     8,243         6,799        25,495        25,150

Dividends paid to parent..............................    (7,000)       (6,396)      (20,998)      (19,188)

Balance at end of period..............................  $239,248      $227,600      $239,248      $227,600

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.


                  Northern States Power Company (Wisconsin)
                         Balance Sheets (Unaudited)

                                                                   September 30,    December 31,
                                                                       1997            1996
                           ASSETS                                      (Thousands of dollars)
Utility Plant
  Electric........................................................     $919,821        $894,143
  Gas.............................................................      103,945          99,817
  Other...........................................................       69,346          67,262

      Total.......................................................    1,093,112       1,061,222
    Accumulated provision for depreciation........................     (419,310)       (395,619)

      Net utility plant...........................................      673,802         665,603

Current Assets
  Cash............................................................           31             208
  Accounts receivable - net.......................................       29,152          40,250
  Fuel inventories - at average cost..............................       12,826           7,780
  Other materials and supplies inventories - at average cost......        5,933           5,918
  Unbilled utility revenues.......................................       10,493          21,074
  Prepayments and other...........................................       11,325          11,703

    Total current assets..........................................       69,760          86,933

Other Assets
  Regulatory assets...............................................       35,825          37,102
  Other investments...............................................        5,705           5,287
  Federal income tax receivable...................................        3,307           3,307
  Nonutility property - net of accumulated depreciation...........        2,768           2,799
  Investments in unconsolidated affiliates........................        2,070           2,146
  Long-term prepayments and deferred charges......................        7,263           5,954

     Total other assets...........................................       56,938          56,595

      TOTAL ASSETS................................................     $800,500        $809,131

                   LIABILITIES AND EQUITY
Capitalization
  Common stock - authorized 870,000 shares of $100 par value,
      issued shares:  1997 and 1996, 862,000......................      $86,200         $86,200
    Premium on common stock.......................................       10,461          10,461
    Retained earnings.............................................      239,248         234,751

      Total common stock equity...................................      335,909         331,412

  Long-term debt..................................................      231,754         231,688

      Total capitalization........................................      567,663         563,100

Current Liabilities
  Notes payable - parent company..................................       29,200          39,300
  Accounts payable................................................       13,051          16,493
  Payable to affiliate companies (principally parent).............       16,405          15,544
  Salaries, wages, and vacation pay accrued.......................        5,226           6,417
  Taxes accrued...................................................          670           1,641
  Interest accrued................................................        4,408           4,459
  Current deferred income taxes...................................           75           1,670
  Other...........................................................        4,526           3,888

      Total current liabilities...................................       73,561          89,412

Other Liabilities
  Accumulated deferred income taxes...............................      103,673         100,898
  Accumulated deferred investment tax credits.....................       19,195          20,024
  Regulatory liabilities..........................................       19,980          19,409
  Customer advances...............................................        8,416           7,334
  Benefit obligations and other...................................        8,012           8,954
      Total other liabilities.....................................      159,276         156,619

 Commitments and Contingent Liabilities (see Note 3)

        TOTAL LIABILITIES AND EQUITY..............................     $800,500        $809,131

The Notes to Financial Statements are an integral part of the Balance Sheets.

                     Northern States Power Company (Wisconsin)
                        Statements of Cash Flows (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30
                                                                             1997          1996
                                                                         (Thousands of dollars)
Cash Flows from Operating Activities:
   Net Income..........................................................   $25,495       $25,150
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization.....................................    29,131        27,216
     Deferred income taxes.............................................     3,600           919
     Deferred investment tax credits recognized........................      (660)         (682)
     Allowance for funds used during construction - equity.............      (163)         (276)
   Cash provided by changes in working capital.........................    10,921         7,717
   Cash used for changes in other assets and liabilities...............    (2,542)       (2,091)

  Net cash provided by operating activities............................    65,782        57,953


Cash Flows from Investing Activities:
   Capital expenditures................................................   (36,514)      (38,189)
   Increase in construction payables...................................     1,919           464
   Allowance for funds used during construction - equity...............       163           276
   Other...............................................................      (429)         (137)

  Net cash used for investing activities...............................   (34,861)      (37,586)


Cash Flows from Financing Activities:
   Repayment of notes payable to parent - net..........................   (10,100)       (1,100)
   Dividends paid to parent............................................   (20,998)      (19,188)

  Net cash used for financing activities...............................   (31,098)      (20,288)


Net increase (decrease) in cash and cash equivalents...................      (177)           79

Cash and cash equivalents at beginning of period.......................       208           247

Cash and cash equivalents at end of period.............................       $31          $326

The Notes to Financial Statements are an integral part of the Statements of Cash Flows.

          Northern States Power Company (Wisconsin)

                 NOTES TO FINANCIAL STATEMENTS

     The Company is a wholly owned subsidiary of Northern States Power Company, a Minnesota corporation (NSPM).

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company, a Wisconsin corporation (the Company), as of Sept. 30, 1997 and Dec. 31, 1996, the results of its operations for the three and nine months ended Sept. 30, 1997 and 1996 and its cash flows for the nine months ended Sept. 30, 1997 and 1996. Due to the seasonality of the Company's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

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

   New Natural Gas System - Through a competitive bidding process, the Company has been selected to build, own, and operate a natural gas system at Fort McCoy, a regional U.S. Army training center near Sparta, Wis. The total project cost is expected to be approximately $2.5 million and estimated annual revenue is $1.7 million. The 10-year contract with the U.S. Army includes renewal provisions. The Company has contracted with Northern Natural Gas Company for gas transportation services for the project and, on Oct. 24, 1997, Northern Natural Gas Company filed its application with the Federal Energy Regulatory Commission (FERC) to upgrade their facilities that will be used to supply the project. Assuming timely approval of this filing, the Company anticipates that gas will flow through the pipeline by mid-December 1997 to buildings that currently have natural gas service and that additional load will be added throughout the winter as the training center's propane gas equipment is converted to use natural gas. The project is expected to be complete in the second quarter of 1998. The Company has received an order from the Public Service Commission of Wisconsin (PSCW) allowing the Company to treat the investment as utility property. PSCW approval to include the Northern Natural Gas contract in the Purchased Gas Adjustment clause is pending.

   Upgraded Bond Ratings - On July 15, 1997, Moody's Investors Service upgraded the credit ratings of the Company's First Mortgage Bonds from A1 to Aa3, and its unsecured Pollution Control Bonds from A2 to A1. The Company's financial and competitive position were among the factors cited for the upgrade. These ratings reflect the views of Moody's Investors Service and an explanation of the significance of these ratings may be obtained from them. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

   Wheaton Plant Conversion - During the third quarter of 1997, the Company converted units 2 and 4 of the Wheaton generating facility to operate on both oil and natural gas. Previously, the units operated on oil exclusively. Approximately $2.3 million of the expected total capital cost of $2.7 million had been spent through Sept. 30, 1997. The conversion was prompted by an opportunity to decrease the cost of producing electricity and reduce plant emissions.

   Tax Dispute Settlement - In September 1997 the Company received $825,000 of a $1.8 million refund of tax and interest due from the State of Wisconsin which resulted from a favorable court decision regarding a disputed tax issue. The Company expects to receive the balance of the refund by year end 1997.

2. Regulation and Rate Matters

     1997 Rate Filings - On June 9, 1997 the Company filed for a fuel cost surcharge to its retail electric rates under the fuel rules provisions of the Wisconsin Statutes. The surcharge was requested because fuel and purchased power costs had risen beyond the amount included in the Company's current rates due to unplanned and extended outages at NSPM's nuclear generating stations and higher than projected wheeling costs associated with power purchases.

     Effective Sept. 25, 1997 the PSCW authorized the implementation of a fuel cost surcharge factor of $0.00043 per kilowatt-hour (Kwh) for all Wisconsin retail electric customers, which is expected to produce approximately $500,000 of additional electric revenue in 1997. The surcharge represents less than 1 percent of current rates and is the first rate increase requested since January 1993. The surcharge will continue in effect on an interim basis until the next rate order is issued and is subject to refund pending final PSCW review.

     In its order regarding the Company's 1997 rates, the PSCW denied current rate recovery of the federal government's assessment for the decommissioning and decontamination of federal uranium enrichment facilities based on a court decision involving another utility that these assessments were unlawful. The PSCW, however, did state that they would allow future rate recovery of these costs with interest if the courts ultimately decided the assessments must be paid. While the case was under appeal, the Company continued to pay the assessments and defer the cost as a regulatory wasset. $414,000 had been deferred at Sept. 30, 1997.

     On May 6, 1997, the United States Court of Appeals reversed the lower court's earlier decision that these assessments were unlawful. Accordingly, the Company has requested recovery of current and deferred assessments in its 1998 retail electric rate filing.

 1998 Rate Filings - The Company filed retail electric and gas rate cases with the PSCW on Nov. 14, 1997 for the test year 1998. The Company requested a 4.3% increase, approximately $12.7 million annually, in retail electric rates and a 1.9% or $1.7 million decrease in retail gas rates. The Company has requested that these changes take effect during the second quarter of 1998.

 Network Transmission Service Costs (NTS) - In July 1997, the Company received authorization from the PSCW to defer its share of network transmission service
(NTS) costs incurred after May 23, 1997. Beginning in the third quarter of 1997, the Company began deferring these costs, including a retroactive adjustment to May 23, 1997. Through Sept. 30, 1997, $1.4 million of NTS costs had been deferred. Recovery of deferred NTS costs will be sought in the Company's 1998 retail electric rate case.

 Under NTS, participating utilities share the annual transmission cost for their combined joint-use systems, net of related transmission revenues, based upon each company's share of the total network load. NSPM and the Company offered NTS service to qualifying transmission customers as a result of the FERC Order No. 888. The Company's share of this expense is billed through the Interchange Agreement with NSPM. NSPM and the Company plan to file later in 1997 a rate application with the FERC to update rates for transmission service.

 Wisconsin Purchased Gas Adjustment Clause - In March 1996, the PSCW conducted a generic hearing to consider alternative incentive-based gas cost recovery mechanisms to replace the current purchased gas adjustment clause (PGA). In November 1996, the PSCW issued an order with general guidelines for incentive-based gas cost recovery mechanisms as well as "modified one-for-one" gas cost recovery mechanisms. All major gas utilities in Wisconsin were required to file a proposal to replace their current PGA. On Sept. 29, 1997 the Company filed its proposal with the PSCW.

 In the Company's proposal, allowable gas commodity cost recovery would be based on a benchmark index which is, in turn, based on the market price of gas. The allowable cost recovery of the remaining components of the cost of gas (for example, fixed pipeline transportation costs, supply reservation costs, and other costs approved by the FERC) would be based on actual costs incurred, as is the case with the Company's current PGA.

 The PSCW's decision is expected in April 1998. If the Company's proposal is approved, the financial impact of the new gas cost recovery mechanism will be substantially the same as with the current PGA. Approximately 70 percent of the Company's gas revenues represent recovery of gas costs through the PGA mechanism.

 Michigan Power Supply Cost Recovery Factor (PSCR) - On Aug. 25, 1997, the Michigan Public Service Commission (MPSC) approved the Company's application to reinstate a PSCR for Michigan electric customers in 1998. On Sept. 29, 1997, the Company filed its request for a 1998 PSCR of $.00172 per Kwh or about $250,000. The Company had suspended the PSCR during 1997 while the merger between NSPM and WEC was pending. The PSCR provides for recovery of power supply costs for electric customers based on a twelve-month projection of costs. After each twelve-month period is completed, a reconciliation is submitted to the MPSC and any over-recovery of costs is refunded and any under-recovery of costs is billed, including interest.

3. Commitments and Contingent Liabilities

     Environmental Contingencies - As discussed in Note 8 to the Financial Statements in the 1996 Form 10-K, the Company has been named as a potentially responsible party in connection with environmental contamination at a site in Ashland, Wis. With respect to developments since the 1996 Form 10-K was filed, the Company began discussions with the Wisconsin Department of Natural Resources in the third quarter of 1997 concerning other responsible parties and remediation options for the Ashland site.

      Network Transmission Costs - In October 1997, another regional utility with integrated transmission facilities which participates in FERC's transmission cost sharing network provided information to NSPM which, if accurate and reliable, could increase the Company's annual NTS costs by approximately $1 million, effective in 1997. NSPM intends to review and evaluate the information provided, assess its reliability and compliance with FERC guidelines and, if necessary, dispute amounts that they believe represent increases due to inappropriately claimed facilities or inaccurate costs related to claimed facilities These additional NTS costs have not been recognized in the Sept. 30, 1997 financial statements. If any additional NTS costs are incurred, they will be deferred as discussed in Note 2.


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

     Discussion of financial condition and liquidity is omitted per conditions set forth in general instructions H (1) and (2) of Form 10-Q for wholly-owned subsidiaries (reduced disclosure format).

     The Company's net income for the quarter and nine months ended September 30, 1997 was $8.2 million and $25.5 million, respectively, an increase of $1.4 million and $0.3 million, respectively from the comparable periods a year ago. The following analysis summarizes the specific revenue and expense items impacting these results.

     Except for the historical statements contained herein, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; and the other risk factors listed from time to time by the Company in reports filed with the SEC, including Exhibit 99.01 to this report on Form 10-Q for the quarter ended September 30, 1997.

Third Quarter 1997 Compared with Third Quarter 1996

  Electric revenues in total increased $4.3 million or 4.7 percent for the third quarter of 1997 compared with the third quarter of 1996. Sales to customers increased $3.5 million mainly due to sales growth. On a weather-normalized basis, sales increased 4.6 percent in the third quarter of 1997 compared to the third quarter of 1996. The remaining $0.8 million increase in electric revenues relates to higher Interchange Agreement billings to NSPM in 1997, reflecting an increase in the Company's fuel expense.

     Gas revenues for the third quarter of 1997 compared with the third quarter of 1996 decreased $0.4 million or 4.1 percent primarily due to a change in the proportion of gas sold between firm and interruptible classes in 1997.

    Fuel for electric generation and Purchased and interchange power costs combined increased $4.7 million or 10.8 percent for the third quarter of 1997 compared with the third quarter of 1996 primarily due to additional power purchases from NSPM and the usage of higher cost peaking plants to support increased sales levels.

     Gas purchased for resale decreased $0.1 million or 2.4 percent in the third quarter of 1997 compared with the third quarter of 1996 primarily due to larger adjustments to match the cost of gas expense with the level of cost recovery in customer rates.

  Other operation, Maintenance, and Administrative and general expenses combined decreased $1.4 million or 6.4 percent in the third quarter of 1997 compared with the same period in 1996. Contributing to the decrease were lower employee benefit expenses, lower fixed charges from NSPM relating to property insurance and property taxes, and a retroactive adjustment for the deferral of NTS costs incurred as a result of FERC Order No. 888 (as discussed in Note 2). Partially offsetting these decreases were higher maintenance expenses in the transmission and distribution area and higher customer service expenses in 1997.

  Depreciation and amortization increased $0.4 million or 4.8 percent in the third quarter of 1997 compared with the same period in 1996 due to increases in the Company's plant in service.

  Property and general taxes were approximately the same in both periods.

  Income tax expense increased $0.7 million in the third quarter of 1997 compared with the third quarter of 1996 reflecting higher pretax operating income in 1997.

     Other income (expense) - net increased $0.7 million in the third quarter of 1997 as compared with the same quarter in 1996 due to recognition of tax adjustments and interest income related to the settlement of the disputed tax issue with the State of Wisconsin (as discussed in Note 1).

     Interest charges decreased $0.9 million in the third quarter of 1997 compared with the third quarter of 1996 primarily due to the reversal of previously recorded interest expense associated with the settlement of the disputed tax issue with the State of Wisconsin (as discussed in Note 1).


First Nine Months of 1997 Compared with First Nine Months of 1996

     Electric revenues in total increased $4.9 million or 1.7 percent for the first nine months of 1997 compared with the first nine months of 1996. Sales to customers increased $3.8 million largely due to sales growth, partially offset by less favorable weather in 1997. On a weather-normalized basis, sales increased 3.5 percent in the first nine months of 1997 compared with the first nine months of 1996. The remaining $1.1 million increase in electric revenues relates to higher Interchange Agreement billings to NSPM in 1997, reflecting an increase in the Company's fuel expense.

    Gas revenues for the first nine months of 1997 compared with the first nine months of 1996 increased $0.7 million or 1.2 percent. Higher costs per unit of purchased gas, as discussed below, were reflected in customer rates through the purchased gas adjustment clause mechanism. However, gas sales decreased 2.4 percent largely due to less favorable weather in 1997.

    Fuel for electric generation and Purchased and interchange power costs combined increased $5.8 million or 4.2 percent for the first nine months of 1997 compared with the first nine months of 1996 primarily due to additional power purchases from NSPM and the usage of higher cost peaking plants to support increased sales levels.

  Gas purchased for resale increased $1.7 million or 4.2 percent in the first nine months of 1997 compared with the first nine months of 1996 primarily due to higher costs per unit of purchased gas charged by suppliers. Partially offsetting the increase in unit costs were reduced purchases in 1997 due to lower gas sales.

  Other operation, Maintenance, and Administrative and general expenses combined decreased $3.0 million or 4.6 percent in the first nine months of 1997 compared with the same period in 1996. Contributing to the decrease were lower employee benefit expenses, lower fixed charges from NSPM relating to property insurance and property taxes, and lower maintenance expenses in the transmission and distribution area. Partially offsetting the decrease were $1.4 million of network transmission service costs incurred as a result of FERC Order No. 888 (net of regulatory deferrals as discussed in Note 2) and higher customer service expenses in 1997.

  Depreciation and amortization increased $1.7 million or 6.4 percent in the first nine months of 1997 compared with the same period in 1996 due to increases in the Company's plant in service.

  Property and general taxes were approximately the same during both periods.

  Income tax expense increased $0.5 million in the first nine months of 1997 compared with the first nine months of 1996 reflecting higher pretax operating income in 1997.

  Other income (expense) - net increased $0.2 million in the first nine months of 1997 compared with the same period in 1996 primarily due to recognition of tax adjustments and interest income related to the settlement of the disputed tax issue with the State of Wisconsin (as discussed in Note 1) and higher subsidiary earnings. Partially offsetting the increased income was the write-off of deferred merger costs (as discussed in Note 1).

  Interest expense decreased $0.9 million or 6.7 percent in the first nine months of 1997 compared with the first nine months of 1996 due to the reversal of previously recorded interest expense related to the settlement of the disputed tax issue with the State of Wisconsin (as discussed in Note 1) and lower short term debt levels in 1997.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibits are filed with this report:

              27.01 Financial Data Schedule for the nine months ended Sept. 30, 1997.

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

Date:  November 14, 1997

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