Form 10-K
period 1997-12-31
NORTHERN STATES POWER CO /WI/
filed 1998-03-30
CIK 72909

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

For the fiscal year ended December 31, 1997  Commission file number: 10-3140

Northern States Power Company, a Wisconsin corporation, meets the conditions set forth in general instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format. (In general instruction I(2))

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

     Registrant's telephone number, including area code (715) 839-2416

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

     Class                                    Outstanding at March 24, 1998
     Common Stock, $100 Par Value                      862,000 Shares

     All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

     Documents Incorporated by Reference

     None

INDEX
                                                              Page No.
PART I
Item 1    Business                                            1
     REGULATION AND RATES
       Utility Industry Restructuring Status                  1
       Construction Authorization                             2
       Ratemaking Principles in Wisconsin and Michigan        3
       Fuel and Purchased Gas Adjustment Clauses              3
       Rate Matters by Jurisdiction                           4
     ELECTRIC OPERATIONS
       Competition                                            6
       NSP System                                             7
       Capability and Demand                                  8
       Demand Side Management                                 8
       Interchange Agreement                                  9
       Electric Power Pooling Agreements                      9
       Fuel Supply                                            9
       Electric Operating Statistics                         10
     GAS OPERATIONS                                          10
     ENVIRONMENTAL MATTERS                                   12
     CONSTRUCTION AND FINANCING                              13
     EMPLOYEES AND EMPLOYEE BENEFITS                         14

Item 2    Properties                                         15
Item 3    Legal Proceedings                                  16
Item 4    Submission of Matters to a Vote of Security
             Holders                                         16

PART II
Item 5    Market Price of and Dividends on the Registrant's
             Common Equity and Related Stockholder Matters   17
Item 6    Selected Financial Data                            17
Item 7    Management's Discussion and Analysis               18
Item 8    Financial Statements and Supplementary Data        19
Item 9    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure           34

PART III
Item 10   Directors and Executive Officers of the Registrant 35
Item 11   Executive Compensation                             35
Item 12   Security Ownership of Certain Beneficial Owners
             and Management                                  35
Item 13   Certain Relationships and Related Transactions     35

PART IV
Item 14   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                             36

SIGNATURES. .                                                38

EXHIBITS (EXCERPT)
Statement pursuant to Private Securities Litigation Reform
             Act of 1995                                     39

PART I

Item 1 - Business

     Northern States Power Company (the Company), incorporated in 1901 under the laws of Wisconsin as the La Crosse Gas and Electric Company, is an operating public utility company with executive offices at 100 North Barstow Street, Eau Claire, Wis. 54703 (Phone: (715) 839-2416). The Company is a wholly-owned subsidiary of Northern States Power Company, a Minnesota corporation (the Minnesota Company or NSPM). NSPM and its subsidiaries collectively are referred to herein as NSP.

     The Company is engaged in the generation, transmission, and distribution of electricity to approximately 206,700 retail customers in an area of approximately 18,900 square miles in northwestern Wisconsin, to approximately 9,200 electric retail customers in an area of approximately 300 square miles in the western portion of the Upper Peninsula of Michigan, and to ten wholesale customers in the same general area. The Company is also engaged in the distribution and sale of natural gas in the same service territory to approximately 72,100 customers in Wisconsin and 4,900 customers in Michigan.

     In 1997, the Company derived 81 percent of its total operating revenues from electric utility operations and 19 percent from gas utility operations. As of Dec. 31, 1997, the Company had 873 full-time equivalent employees including 761 full-time employees.

     As discussed in the Form 8-K filed on May 19, 1997, NSPM and Wisconsin Energy Corporation (WEC) announced on May 16, 1997 that they mutually agreed to terminate the proposed merger of the two companies. As a result, the Company expensed approximately $900,000 of accumulated merger-related costs during the second quarter of 1997.

     Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "estimate," "expect," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; and the other risk factors listed from time to time by the Company in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this report on Form 10-K.

REGULATION AND RATES

Utility Industry Restructuring Status

     Some states have begun to allow retail customers to choose their electricity supplier, and many other states are considering retail access proposals. NSP believes that retail competition will result in more innovative services and lower prices to all customers if the transition is managed in a thoughtful manner. NSP supports fair and equal treatment for all competitors, recovery of utilities' investments made under traditional regulation and a reduction of personal property taxes for NSPM. NSP supports a plan that would take two or three years to resolve these issues and develop infrastructure, and another two or three years to phase in customers' choice.

     In 1996, the Public Service Commission of Wisconsin (PSCW) issued its report to the legislature on restructuring the electric industry. The report included a 32-step work plan to achieve specified elements with the ultimate goal of opening a retail market to competition by the year 2001. Work began on twelve of the 32 steps in 1996. Some of these were completed, some continue to be worked on and some were rescheduled to begin in 1997. After receiving comments on the restructuring work plan in July 1997, the PSCW consolidated the 32-step work plan into a 7-step work plan. However, due to the summer of 1997's electrical reliability concerns in eastern Wisconsin, the PSCW indicated that industry restructuring efforts should be subordinate to, and compatible with, reliable electric supply. The PSCW maintains that the development of a strong Independent System Operator (ISO) remains of primary importance to retail competition. As a result of the reliability issue in 1997, the PSCW will focus on the development of a utility infrastructure necessary to assure reliable electric service and the removal of barriers to competition at the wholesale level first. In late 1997, the PSCW stated that although many parties have concluded that retail competition is a foregone conclusion, the PSCW never indicated that retail competition was inevitable, nor that it was in the public interest. At present, a definite timeline has not yet been established for the implementation of retail competition.

     In March 1998 the Governor of Wisconsin (Governor) proposed reliability legislation that, if enacted, will make dramatic changes in the state's energy industry and take a number of steps toward industry restructuring. This proposal will streamline the state's regulatory process and authorize some form of a merchant plant market. This proposal will also require, prior to June 30, 2000, transmission system owners to either transfer control of transmission system assets to an ISO or divest of assets to an independent transmission owning entity. NSP cannot predict the final contents of any such legislation or ultimate impact on NSP.

     In restructuring the natural gas industry, the PSCW reviewed four proposed models. The chosen model included deregulation of the gas purchasing and transportation functions by market segment as competition becomes effective and sustainable. The PSCW then separated restructuring into three phases. In Phase I, the PSCW found it necessary to completely separate the gas purchasing activities associated with providing regulated services from those associated with providing unregulated services and to develop standards of conduct to apply to opportunity gas sales and utilities' relationships with their affiliates. The focus of Phase II was to develop Standards of Conduct (SOC) intended to ensure that interested market participants have the opportunity to purchase released pipeline capacity and gas supply, and that the releasing utility receives the best price for the sale. In situations in which a gas utility has a gas marketing affiliate, additional restrictions between the utility and its affiliate are necessary to ensure fair treatment of all market participants and to prevent cross-subsidization. Phase III focused on three main issues:
(1) identifying regulatory or structural barriers that may prohibit competition; (2) identifying standards to determine the level of competitiveness of the market and the level of necessary regulation and;
(3) identifying conditions to impose on marketers serving formerly regulated markets. In this phase, it was also decided that gas marketers should be registered or certified and that consumer protection and customer service policy issues must be addressed before any markets are deregulated. The PSCW then ordered the formation of six work groups to address the following: Capacity Policy, Market Registration/Certification, Legislation, End-Use Price Reporting, Market-Based Pricing for Large Volume Customers, and Consumer Protection and Essential Services. These groups will continue to meet over the coming years to address the various issues.

     On Jan. 14, 1998 the Michigan Public Service Commission (MPSC) issued an order regarding electric retail competition. The MPSC concluded that all customers who want to participate in open access should have the opportunity to do so and that those customers who do not participate should not pay higher rates because of open access. The order directed the large Michigan utilities to make 2 1/2 percent of their electric load eligible for open access in each year from 1997 through 2001. All remaining Michigan electric customers would be given access in 2002. It also stated that the phase-in schedule applied to all customer classes, that a bidding process would be used to allocate the open access capacity, that loads of less than one megawatt (Mw) would be allowed to participate through an aggregator, and that prudently incurred stranded costs would be recovered. That plan was unsuccessfully challenged by the affected Michigan utilities, and the courts upheld the MPSC's authority to implement retail competition. The Company, along with the other smaller Michigan utilities, is in the process of proposing a delayed open access timeline for its customers.

     The timing of regulatory actions regarding electric and gas restructuring and their impact on the Company and the industry cannot be predicted at this time and may be significant.

Construction Authorization

     Prior to the construction of a major electric project, the Company is required to obtain various licenses and permits, including either a certificate of authority (CA) or a certificate of public convenience and necessity (CPCN), from the PSCW. In 1996, the minimum project expenditure requiring a CA rose generally from $3 million to $3.3 million. Any transmission projects involving equipment with a capacity less than 100 Kilovolts (Kv), costing less than $3.3 million, and less than 10 miles in
length, may no longer be subject to the full PSCW approval process.   A
proposal to increase this limit to $5 million is pending before the PSCW.

     Before a major electric generation or transmission project can receive a CPCN, it must have received PSCW planning approval through the Advance Plan process. In this process, Wisconsin utilities' twenty year generation and transmission plant construction plans are reviewed. The Company filed an Advance Plan most recently in early 1998, and the PSCW's decision is expected in mid 1998.

     In eastern Wisconsin, which is not served by the Company, the compound effect of simultaneous generating facility outages and a transmission system already near capacity raised the possibility of rolling blackouts and system instability in that area during 1997. The PSCW and the Governor's office are studying proposed amending requirements for new electric generation and transmission facilities to promote the production and movement of more electricity to the state.

Ratemaking Principles in Wisconsin and Michigan

     The PSCW and MPSC regulate the rates and service of the Company with respect to retail sales within the State of Wisconsin and the State of Michigan, respectively, and various other aspects of the Company's operations. The PSCW also exercises jurisdiction over the construction of certain electric and gas facilities and the issuance of new securities.
The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to its sales to wholesale electric customers and certain other aspects of its operations, including the licensing and operation of hydro projects and the Company's Interchange Agreement (see Electric Operations-Interchange Agreement). Approximately
92.7 percent of the Company's 1997 revenues from sales were subject to PSCW jurisdiction. Of the 92.7 percent, 71.6 percent was generated from electric retail revenues and the remaining 21.1 percent from retail gas revenues. The Company's wholesale revenues from sales subject to FERC jurisdiction were approximately 3.9 percent of the Company's 1997 revenues from sales with the remaining 3.4 percent of revenues from sales subject to MPSC jurisdiction.

     For the purpose of rate regulation, all three of the regulatory jurisdictions allow a "forward looking" test year corresponding to the time that rates are to be put into effect.

     The PSCW has a biennial filing requirement for processing rate cases and monitoring utilities' rates. By June 1 of each odd-numbered year, the Company must submit filings for calendar test years beginning the following January 1. The filing procedure and subsequent review generally allow the PSCW sufficient time to issue an order effective with the start of the test year. The PSCW deviated from this biennial filing requirement while the proposed merger of NSP and WEC was pending.

     The PSCW reviews each utility's cash position to determine if a current return on Construction Work in Progress (CWIP) will be allowed. The PSCW will allow either a current return on CWIP or capitalization of Allowance for Funds Used During Construction (AFC) at the adjusted overall cost of capital. The Company currently capitalizes AFC on production and transmission CWIP at the FERC formula rate and on all other CWIP at the adjusted overall cost of capital.

Fuel and Purchased Gas Adjustment Clauses

     Wisconsin

     The Wisconsin automatic retail electric fuel adjustment clause was eliminated for the Company in the electric retail rate order issued by the PSCW in 1986. The electric fuel adjustment clause was replaced by a procedure which compares actual monthly and anticipated annual fuel costs with those costs which were included in the latest retail electric rates approved by the PSCW. If the comparison results in a difference outside a range of eight percent for the first month, five percent for the second month, or two percent for the remainder of the year, the PSCW may hold hearings limited to fuel costs and revise rates. This is subject to two year approval under the biennial rate case process. Effective Jan. 1, 1996, the fuel costs that are monitored include demand costs for sales, purchased power costs, and transmission wheeling expenses, which had been excluded prior to that date.

    On June 9, 1997 the Company filed for an interim fuel cost surcharge to its retail electric rates under the fuel rules provisions of the Wisconsin Statutes. The surcharge was requested because fuel and purchased power costs had risen beyond the amount included in the Company's current rates due to unplanned and extended outages at NSPM's nuclear generating stations and higher than projected costs to transmit electricity purchased from other utilities to the Company's service territory. Effective Sept. 25, 1997 the PSCW authorized the Company to increase rates through a fuel cost surcharge of $0.00043 per Kilowatt-hour (Kwh) to all Wisconsin retail electric customers, which produced approximately $574,000 of additional electric revenue in 1997. The surcharge represents less than one percent of current rates and is the first rate increase implemented since January 1993. The surcharge will continue in effect on an interim basis until the next rate order is issued and is subject to refund pending final PSCW review.

     Gas rate schedules include a purchased gas adjustment (PGA) clause that provides for rate adjustments to compensate for any difference between the current price of purchased gas and the price of purchased gas already included in rates. The current month's factor is based on the estimated purchased gas costs for that month.

      In March 1996, the PSCW conducted a generic hearing to consider alternative incentive-based gas cost recovery mechanisms to replace the current purchased gas adjustment clause (PGA). In November 1996, the PSCW issued an order with general guidelines for incentive-based gas cost recovery mechanisms as well as "modified one-for-one" gas cost recovery mechanisms. All major gas utilities in Wisconsin were required to file a proposal to replace their current PGA. On Sept. 29, 1997 the Company filed its proposal with the PSCW. In the Company's proposal, allowable gas commodity cost recovery would be based on a benchmark index which is, in turn, based on the market price of gas. The allowable cost recovery of the remaining components of the cost of gas (for example, fixed pipeline transportation costs, supply reservation costs, and other costs approved by the FERC) would be based on actual costs incurred, as is the case with the Company's current PGA. The PSCW's decision is expected in June 1998. If the Company's proposal is approved, the financial impact of the new gas cost recovery mechanism will be substantially the same as with the current PGA. Approximately 70 percent of the Company's gas revenues represent recovery of gas costs through the PGA mechanism.

     Michigan

     The Company's Michigan retail gas and electric rate schedules include Gas Cost Recovery Factors and Power Supply Cost Recovery Factors, respectively, which are based on a twelve-month projection of costs. The MPSC conducts formal hearings because approval must be obtained before implementation of the factors. After each twelve-month period is completed, a reconciliation is submitted whereby over-recoveries are refunded and any under-recoveries are collected, including interest.

   On Aug. 25, 1997, the MPSC approved the Company's application to reinstate a Power Supply Cost Recovery (PSCR) factor for Michigan electric customers in 1998. On Sept. 29, 1997, the Company filed its request for a 1998 PSCR factor of $.00172 per Kwh which would produce about $250,000 of additional revenue in 1998. The Company had suspended the PSCR during 1997 while the merger between NSPM and WEC was pending. The PSCR provides for recovery of the cost of fuel for electric generating plants and for purchased electricity.

             Wholesale

     For the eight wholesale customers on the W-1 wholesale rate, the Company calculates the fuel adjustment factor for the current month based on estimated electric fuel costs for that month. The fuel adjustment factor is adjusted for over- or under- collected fuel costs allocable to wholesale customer sales from the prior month's actual operations which provide an ongoing true-up mechanism. The remaining two wholesale customers have fixed rate contracts which do not have a fuel adjustment factor.

Rate Matters by Jurisdiction

          Wisconsin

      The Company filed retail electric and gas rate cases with the PSCW on Nov. 14, 1997 for the test year 1998. The Company requested a 4.3 percent increase, approximately $12.7 million annually, in retail electric rates and a 1.9 percent or $1.7 million decrease in retail gas rates. The Company has requested that these changes take effect during the second quarter of 1998.

     Network Transmission Service (NTS) is a form of transmission service that was created under FERC Order No. 888 (as discussed later). Under NTS, NSP and other participating utilities share the net cost of operating and maintaining the regional transmission network that NSP uses based on each participants' share of the network load. The additional cost of participating in this regional network had not been included in the Company's 1997 Wisconsin rates. In July 1997 the Company received authorization from the PSCW to defer NTS costs related to Wisconsin retail electric customers that were incurred after the May 23, 1997 request, subject to review by the PSCW. Through Dec. 31, 1997, $1.7 million of NTS costs had been deferred. Recovery of deferred NTS costs has been sought in the Company's 1998 Wisconsin retail electric rate case.

   In its order regarding the Company's 1997 rates, the PSCW denied current rate recovery of the federal government's assessment for the decommissioning and decontamination of federal uranium enrichment facilities based on a court decision involving another utility that these assessments were unlawful. However, the PSCW did state that they would allow future rate recovery of these costs with interest if the courts ultimately decided the assessments must be paid. The Company continued to pay the assessments and has deferred $564,000 as of Dec. 31, 1997 as a regulatory asset. On May 6, 1997, the United States Court of Appeals reversed the lower court's earlier decision that these assessments were unlawful. Accordingly, the Company has requested recovery of current and deferred assessments in its 1998 retail electric rate filing.

     On Dec. 31, 1997, the Company requested permission to implement an amortization method of asset recovery for certain qualifying equipment classified as General Plant. The method being proposed was generically approved by the PSCW on Dec. 19, 1989. Historically, the Company has adhered to the concept of retirement units and has maintained an individual Continuing Property Record (CPR) for all such equipment. The proposed method does not require unitization nor the recording of individual items of property in the CPR. It allows for recording of the total cost of the capital equipment acquired in a year as a vintaged group. The current list of units of property will be maintained. Capital versus expense determinations for the qualifying equipment will remain unchanged. The Company would adopt amortization periods within the range certified by the PSCW. Application of the certified amortization periods as proposed by the Company would result in an annual increase in depreciation expense of approximately $400,000 based upon estimated property balances for 1998. The increase in depreciation has been included in the 1998 Wisconsin retail rate filing.

     Michigan

     There were no changes in the Michigan Electric or Gas base rates during 1997. The Company is currently assessing its need to file for a change in rates during 1998.

     FERC-Gas

     The Company's Eau Claire Liquefied Natural Gas (LNG) `peak shaving' plant stores LNG that can be used to supplement the Company's natural gas supply during periods of high demand. In the past this plant was also used to supplement the gas supply of other utilities and, as a result, was subject to FERC jurisdiction. Since the Company no longer provides this service to other utilities, it filed an application with the FERC to abandon its jurisdiction over the Eau Claire LNG plant, which would leave the PSCW with sole jurisdiction. In June 1997 the FERC dismissed the filing in its entirety. In late October 1997, the FERC voted to grant (in part) the Company's request for a rehearing of the filings seeking abandonment of the FERC's jurisdiction over the Eau Claire LNG plant.

     In September 1997, the FERC ruled that Kansas gas producers must refund improperly collected Kansas ad valorem tax collected from 1982 to 1988 plus interest to its customers. During this period, Northern Natural Gas (NNG) had bought gas from Kansas producers and resold it to the Company under terms that require NNG to pass any refund from the producer back to the Company. In December 1997 NNG received one $30 million refund and, in turn, refunded $538,000 to the Company. However, the Kansas producers are appealing the FERC order and are also pursuing federal legislation to overturn the FERC order. In February 1998, the FERC ruled that the Kansas producers could place disputed refunds in escrow and that pipelines such as NNG could recollect refunded amounts if final refunds are less than those already paid.

     In July 1997, NSP and thirteen other parties appealed a July 1995 FERC order regarding rate treatment of a Great Lakes Gas Transmission Company
(GLGT) expansion project. GLGT transports natural gas for the Company. In the early 1990's GLGT completed two expansion projects which did not improve service to the Company but which quadrupled the `rate base' (which is GLGT's investment in facilities - and a factor in calculating the rate the Company pays GLGT for transmitting gas). The FERC's July 1995 order allowed GLGT to increase its rates to recover the cost of these expansion projects which increased the Company's transport costs on GLGT's system by 61 percent annually, and to add surcharges for services received since November 1991. The Company and other parties to the appeal requested that the cost of the expansion projects be recovered only from customers who benefit from them and not from all GLGT customers. In January 1998, the District of Columbia Court of Appeals ruled that the July 1995 FERC order was lawful. The additional transportation costs have been recovered through the Purchased Gas Adjustment clause to the Company's rates, so there was no impact on the Company's earnings.

     In February 1997, the FERC issued its order on remand in the appeals of FERC Order No. 636 (restructuring interstate natural gas pipeline rates and services). The decisions most significant to the Company are that the FERC affirmed its decision to allow 100 percent recovery of a pipeline's prudently incurred stranded costs created by restructuring and that existing shippers need only agree to a five year contract extension to obtain a right of first refusal on continued access to the shipper's expiring capacity. Originally, the FERC required a 20 year commitment.

     FERC-Electric

     In response to changes in the wholesale electric market, the Company is providing discounts and negotiated services to be competitive. Due to these changes, 1997 revenues decreased from 1996 by $0.8 million. All ten municipal wholesale customers have current power supply arrangements under which they will purchase the majority of their power supply requirements from the Company.

     In 1996 the FERC issued Orders No. 888 and 889, which have had a significant impact on wholesale electric markets by giving competitors the ability to transmit electricity through utilities' transmission systems. Order No. 888 granted nondiscriminatory access to transmission service. Order No. 889 ensures a fair market by imposing standards of conduct on transmission system owners, by requiring separation of the power supply function from the transmission system operation function and by mandating the posting of transmission availability and pricing information on an electronic bulletin board. In 1997, the FERC issued orders clarifying Orders No. 888 and 889 in response to rehearing requests from market participants. These clarifying orders are currently being appealed in federal court. NSP has made the necessary filings with the FERC and believes it is taking the proper steps to comply with the new rules as they become effective.

     On Feb. 17, 1998 NSP filed a rate application with the FERC to update its rates for point-to-point transmission service. As filed, the proposed rates increase annual transmission revenues by approximately $4 million.

     The FERC's Order No. 888 requires utilities to offer, among other services, NTS to qualifying customers. Under NTS, NSP and other qualifying regional utilities share the total annual costs of operating and maintaining the regional transmission network which NSP uses, net of related network revenues, based on each company's share of the total network load. Each FERC regulated utility files a transmission tariff containing cost information that is used as the basis for NTS rates. NSP reviewed the information from other participating utilities and commenced negotiations with them regarding the final amount to be paid by NSP for participating in NTS for 1997. NSP has recorded a liability for what management believes is a reasonable estimate of the net cost of participating in NTS for 1997. On March 2, 1998, NSP filed with the FERC a revision to update its NTS costs to match those in the February 17 filing for point-to point transmission service. This filing is expected to support reductions in NSP's NTS costs.

     Both of these tariff changes are subject to FERC approval. The approval process is lengthy but interim rates could be in effect as early as May 1, 1998.

     As discussed previously, the PSCW has approved the regulatory deferral of the share of NSP's NTS costs which apply to Wisconsin retail electric customers, effective in 1997.

                      ELECTRIC OPERATIONS

     The Company's electric production and transmission systems are interconnected with the production and transmission system of NSPM. The combined electric production and transmission systems of the Company and NSPM are hereinafter called the "NSP System".

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

     In October 1992, President Bush signed into law the Energy Policy Act of 1992 (Energy Act). The Energy Act amends the Public Utility Holding Company Act of 1935 (PUHCA) and the Federal Power Act. Among many other provisions, the Energy Act is designed to promote competition in the development of wholesale power generation in the electric utility industry. It exempts a new class of independent power producers from regulation under the PUHCA. The Energy Act also allows the FERC to order wholesale "wheeling" by public utilities to provide utility and non-utility generators access to public utility transmission facilities. The provision allows the FERC to set prices for wheeling, which will allow utilities to recover certain costs. The costs would be recovered from the companies receiving the services, rather than the utilities' retail customers. The market-based power agreement filings with FERC and the open access orders issued by FERC (as discussed in "Regulation and Rates," herein) reflect the trend toward increasing transmission access under the Energy Act.

     The Energy Act is a catalyst for comprehensive and significant changes in the operation of electric utilities, including increased competition. The Act's reform of the PUHCA promotes creation of wholesale non-utility power generators and authorizes the FERC to require utilities to provide wholesale transmission services to third parties. The legislation allows utilities and nonregulated companies to build, own and operate power plants nationally and internationally without being subject to restrictions that previously applied to utilities under the PUHCA. Management believes this legislation will increase competition in the electric energy markets. NSP plans to be a competitively priced supplier of electricity and an active participant in the competitive market for electricity.

     The NSP System is experiencing a continuing increase in the number of requests for the use of its transmission facilities as power marketers continue to enter the electric industry. In 1997, NSP filed 61 transmission service agreements for FERC approval. Also, as of Dec. 31, 1997, 73 customers, including NSP's own Energy Marketing area and other independent power brokers, were registered to buy transmission service from NSP.

     Many states are currently considering proposals to increase competition in the supply of electricity. The Company believes the transition to a more competitive electric industry will be beneficial for all consumers. It is likely that retail competition will provide more innovative services and lower prices. The Company supports an orderly transition to an open, fair and efficient competitive energy market for all customers and suppliers. As discussed previously in "Regulation and Rates," regulators in Wisconsin and Michigan are currently considering what actions they should take regarding electric industry competition, including restructuring. The Company believes that, under such restructuring plans, utilities should retain direct operational responsibility of their transmission and distribution systems, and that utilities should be permitted to recover the cost of their investments made under traditional regulation, including any "stranded costs." The timing of regulatory actions regarding restructuring and their impact on the Company cannot be predicted at this time and may be significant.

NSP System

     The NSP System includes coal, natural gas, waste wood, refuse derived fuel (RDF) and nuclear steam generating plants, gas and oil fired combustion turbines, hydroelectric plants, an interconnection with the Manitoba Hydro-Electric Board for the purpose of exchanging power, and extra-high voltage transmission facilities for interconnection to Kansas City, Milwaukee and St. Louis to provide the necessary back-up for large power plants in those service territories.

     NSPM operates two nuclear generating plants: the single unit, 539 Mw Monticello Nuclear Generating Plant and the Prairie Island Nuclear Generating Plant with two units having a total capacity of 1,025 Mw. The Monticello Plant received its 40-year operating license from the Nuclear Regulatory Commission (NRC) on Sept. 8, 1970, and commenced operation on June 30, 1971. Prairie Island Units 1 and 2 received their 40-year operating licenses on Aug. 9, 1973, and Oct. 29, 1974, respectively, and commenced operation on Dec. 16, 1973, and Dec. 21, 1974, respectively. The ability of these nuclear plants to continue operating until the end of the license periods is dependent upon the availability of storage facilities for used nuclear fuel. The Monticello plant has sufficient temporary storage for used fuel to operate until 2010. With the additional on-site dry cask fuel storage facilities approved by the Minnesota Legislature in 1994, the Prairie Island plant is expected to have sufficient temporary storage capacity to operate until 2007.

     NSPM has contracted with the U.S. Department of Energy (DOE) for the disposal of used nuclear fuel. The DOE charges a quarterly disposal fee based on nuclear electric generation sold. While the DOE has contracted to begin accepting used nuclear fuel in 1998, it has indicated it may not actually be ready until after 2010. Consequently, NSPM may have to rely on on-site or contracted off-site facilities for storage of used fuel to continue operations of its nuclear plants until a DOE disposal or storage facility is ready. (See related legal proceedings under Item 3 - Legal Proceedings, herein.)

Capability and Demand

     The Company's record peak demand occurred on July 17, 1997, and was 1,093 Mw.

     The NSP System's net generating capability, plus commitments for capacity purchases, less commitments for capacity sales, must be at least equal to the NSP System obligation which is the sum of its maximum demand and its reserve requirements. Being a member of the Mid American Power Pool
(MAPP), NSP's reserve requirement is determined jointly with the other parties to the MAPP Agreement. Currently, the minimum reserve requirement is 15 percent of the NSP System's maximum demand. The reserve requirement reflects the benefit of MAPP members sharing their reserves to protect against equipment failures on their systems (see Electric Power Pooling Agreements).

     The Company primarily relies on plants operated by NSPM for base load generation. Approximately 80 percent of the total Kwh requirements of the Company were provided by NSPM generating facilities or purchases made by NSPM for system use in the year 1997.

     The Company has two steam generating facilities. One is the Bay Front Generating Plant which is located in Ashland, Wis. The plant is fueled primarily by natural gas, coal and wood residue. Recent modifications to the facility allow for more effective utilization of additional waste wood fuel supplies and have extended the useful life of the facility approximately 20 years from their completion in 1992. In 1992 the Company received authorization from the Wisconsin Department of Natural Resources
(WDNR) to also burn tire derived fuel at the Ashland plant on a regular basis.

     The Company's second steam generating plant is the French Island plant located in La Crosse, Wis., which has two fluidized bed boilers modified to burn a mixture of waste wood and RDF. The Bay Front plant in Ashland and the French Island steam plant are primarily used on an intermediate load basis.

      Most of the Company's thermal generating capacity is with combustion turbine units that are called into service during periods of high demand for electricity, or "peaking plants". The 6 unit, 443 Mw Wheaton plant is located near Eau Claire, Wis. During the third quarter of 1997, the Company converted units 2 and 4 of the Wheaton generating facility to operate on both oil and natural gas. Previously, the units operated on oil exclusively. The conversion, which cost approximately $3 million, will decrease the cost of producing electricity and reduce plant emissions. There are also two combustion turbines at the French Island plant which have a combined capability of 192 Mw, and one 17 Mw unit at Park Falls, Wis.

     The Company also has 19 hydro plants with a projected capability of 249 Mw.

Demand Side Management

     The Company continues to implement various Demand Side Management
(DSM) programs designed to improve load factor and reduce the Company's power production cost and system peak demands, thus reducing or delaying the need for additional investment in new generation and transmission facilities. The Company currently offers a broad range of DSM programs to all customer sectors, including information programs, incentive programs, and rate incentive programs. In management's opinion, these programs respond to customer needs and focus on increasing the value of service that will, over the long term, reduce the company's capital requirements and help its customer base become more stable, energy efficient and competitive.

     During 1997, the Company's programs accomplished approximately 21 Mw of system peak demand reduction in the commercial, industrial and agricultural customer sectors and over 2.2 Mw in the residential sector. These impacts were obtained through appliance, lighting, motor, and cooling efficiency and process improvements, peak curtailable and time-of-use rate applications and direct load control of water heaters and air conditioners.

     Since 1986, the Company's retail DSM programs have achieved 219 Mw of summer peak demand reduction, exceeding the Company's goal of reducing summer peak demand by 200 Mw by the end of 1997. This is equivalent to almost 20 percent of the Company's 1997 summer peak demand. The Company continues to focus on improving the cost-effectiveness of its DSM programs through market research studies and program evaluations.

     Since Jan. 1, 1996, the Company has been allowed to expense rather than defer and amortize certain DSM program expenditures. Expenditures incurred prior to 1996 continue to be amortized.

     The electricity market is expected to become competitive in the future, and utilities' ability to implement DSM programs may no longer exist. The Company remains committed to helping customers manage their energy costs, so it and the PSCW have been and will continue to encourage the development of a competitive market for energy efficiency programs. The Company anticipates that, in the future, it will act as a facilitator between customers and providers of energy-efficiency services.

Interchange Agreement

     The electric production and transmission costs of the NSP System are shared by the Company and NSPM. The cost-sharing arrangement between the companies is the Agreement to Coordinate Planning and Operation and Interchange Power and Energy between the Company and NSPM (Interchange Agreement). It is a FERC regulated agreement and has been accepted by the PSCW and the MPSC for determination of costs recoverable in rates by the Company for charges from NSPM in rate cases.

     Historically the Company's share of the NSP System annual production and transmission costs has been in the 14 to 17 percent range. Revenues received from billings to NSPM for its share of the Company's production and transmission costs are recorded as electric operating revenues on the Company's income statement. The portions of NSPM's production and transmission costs that were charged to the Company were recorded as purchased and interchange power expenses and other operation expenses, respectively, on the Company's income statement. (See Note 6 to Financial Statements).

     Under the Interchange Agreement, the Company could be charged a portion of the cost of an assessment made against NSPM pursuant to the Price-Anderson liability provisions of the Atomic Energy Act of 1954. (See
Note 8 to Financial Statements).

Electric Power Pooling Agreements

     Many of the NSP System's power purchases from other utilities are coordinated through the regional power organization MAPP. The NSP System is one of 70 members, 21 associate members and eight regulatory participants in MAPP. The MAPP agreement provides for the members to coordinate the installation and operation of generating plants and transmission line facilities. The terms and conditions of the MAPP agreement and transactions between MAPP members are subject to the jurisdiction of the FERC. The most recent MAPP agreement, converting MAPP to a Regional Transmission Group, was approved by the FERC Sept. 12, 1996 and has been in effect since Nov. 1, 1996.

Fuel Supply

     In 1997 the Company shared in the fuel supply costs incurred by NSPM in accordance with the Interchange Agreement. Coal and nuclear fuel is expected to provide approximately 96 percent of the energy required to fuel NSP System generating plants over the next several years and that the remaining energy requirements will be provided by natural gas, oil, refuse derived fuel, waste materials, renewable sources, and wood. The actual fuel mix for 1997, and the estimated fuel mix for 1998 and 1999, are as follows:

                               Fuel Use on Btu Basis
                                       (Est.)     (Est.)
                              1997      1998       1999

          Coal               62.2%     60.4%      59.6%
          Nuclear            33.9%     36.0%      36.8%
          Other               3.9%      3.6%       3.6%

Electric Operating Statistics

     The following table summarizes the revenues, sales and customers from the Company's electric business, excluding sales to NSPM and miscellaneous revenues:

Operating Statistics
                               1997       1996       1995       1994       1993
Electric Revenue (thousands)
  Residential              $ 117 490  $ 118 557  $ 121 073  $ 115 949   $ 114 718
  Commercial and industrial  175 438    169 189    169 416    165 639     158 085
Total retail                 292 928    287 746    290 489    281 588     272 803
  Sales for resale            16 429     17 391     17 902     17 414      16 009
Total                      $ 309 357  $ 305 137  $ 308 391  $ 299 002   $ 288 812

Sales (millions of kilowatt-hours)
  Residential                  1 681      1 706      1 718      1 642       1 627
  Commercial and industrial    3 528      3 405      3 327      3 212       3 045
Total retail                   5 209      5 111      5 045      4 854       4 672
  Sales for resale               455        458        456        438         417
      Total                    5 664      5 569      5 501      5 292       5 089

Customer accounts (Dec. 31)
  Residential                184 921    183 036    181 151    178 473     176 066
  Commercial and industrial   31 002     30 695     30 388     29 704      29 088
Total retail                 215 923    213 731    211 539    208 177     205 154
  Sales for resale                10         10         10         10          10
      Total                  215 933    213 741    211 549    208 187     205 164

     In early 1998, officials of Fort James Corp. announced that its Ashland, Wis. paper mill will close on or about March 21. The mill is the third largest employer in Ashland County and is one of the Company's ten largest electric and gas customers with revenues in excess of $2 million. The effect of losing this customer has been included in the 1998 rate filing.

GAS OPERATIONS

     During 1997, the Company continued its strategy of holding a diversified portfolio of natural gas supplies and transportation arrangements. Since 1993, the Company has complied with the requirements of FERC Order No. 636, which significantly changed the services available to, and provided by, local distribution companies and interstate pipelines. The Company is now relying entirely on third party suppliers for its natural gas supply needs, and is utilizing the pipelines only for transportation and storage services.

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

     The Company continues to hold annual and/or winter peaking transportation contracts with Northern Natural Gas Company, Great Lakes Transmission Limited Partnership, Northern Border Pipeline Company, Viking Gas Transmission Company (Viking), another subsidiary of NSPM, and TransCanada Pipeline, LTD.

     The Company's ability to operate in a competitive gas market was expanded through NSPM's acquisitions of Viking in June 1993 and the formation of an energy services business, Cenerprise Inc. (now Energy Masters International, Inc. or EMI), in October 1993. Viking allows NSP continued access to competitive interstate natural gas transportation. EMI allows the Company to provide more customized value-added energy services to retail gas customers without increasing costs within the regulated retail gas distribution business.

     In January 1997, the PSCW adopted "Standards of Conduct" for retail natural gas utilities (LDCs) serving Wisconsin consumers. The standards are similar to, but much more extensive than, the standards of conduct FERC has imposed on Viking under Order No. 497 and on NSP's wholesale electric transmission functions under Order No. 889. The PSCW standards require separation of the LDC delivery function from any affiliate which engages in "gas functions" and impose extensive reporting and other administrative requirements. The Company filed its compliance plan in February 1997.

   The Company signed a 10-year contract with the U.S. Army to build, own, and operate a natural gas system at Fort McCoy, a regional U.S. Army training center near Sparta, Wis. At the end of January 1998, $820,000 of the approximately $2.0 million total cost of the project had been spent. The Company began providing gas to 169 buildings that were already served by the Fort's existing natural gas distribution system on Feb. 2, 1998, and by July 1998 an additional 746 services should be added as the Fort's propane equipment is converted to use natural gas. The contract should produce about $1.7 million of additional revenue each year. The Company has received orders from the PSCW allowing the Company to treat the investment as utility property and to include the cost of gas purchased for the project in the PGA. The project is expected to be complete in July 1998.

   In 1997 the Company signed a purchase agreement to acquire Natural Gas, Inc., a privately owned natural gas utility serving 1,900 customers in the New Richmond, Wis. area. The transaction will be structured as a tax-free reorganization for income tax purposes and a pooling of interests for accounting purposes. PSCW approval is required, and a decision is expected to be received by July 1998.

Gas Operating Statistics

     The following table summarizes the revenues, sales and customers from the Company's gas business, excluding sales to NSPM and miscellaneous revenues (including purchased gas adjustments):

                             1997      1996      1995      1994      1993
Revenues (thousands)
  Residential              $39 989   $41 382   $37 251   $34 297   $32 564
  Commercial & Industrial   49 459    47 033    43 189    40 404    38 990
Total                      $89 448   $88 415   $80 440   $74 701   $71 554

Sales (thousands of mcf)
  Residential                5 848     6 457     5 873     5 316     5 293
  Commercial & Industrial   13 132    13 557    13 078    11 750    11 650
Total                       18 980    20 014    18 951    17 066    16 943

Customer Accounts (Dec. 31)
  Residential               68 631    65 868    63 176    60 194    57 530
  Commercial & Industrial    8 809     8 657     8 377     8 012     7 625
Total                       77 440    74 525    71 553    68 206    65 155

ENVIRONMENTAL MATTERS

     The Company's policy is to proactively prevent adverse environmental impacts, regularly monitor operations to ensure the environment is not adversely affected, and to take timely corrective actions where past practices have had a negative impact on the environment. Significant resources are dedicated to environmental training, monitoring and compliance matters. The Company strives to maintain compliance with all applicable environmental laws.

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

     Regulatory approval is required for the construction of generating plants and major transmission lines. Also, additional regulations have been instituted governing the use, transport, disposal and inspection of hazardous material and electrical equipment containing polychlorinated biphenyls (PCB's). The Company has procedures in place to comply with these regulations.

     The administrator of a group of PRPs has notified the Company that it might be responsible for the cleanup of solid and hazardous waste landfill sites in Eau Claire, Rice Lake, and Amery, Wis. The Company contends that it did not contribute significant amounts of waste to these landfills. Based on this minimal contribution, the Company does not expect that significant liability will occur. However, because neither the amount of cleanup costs nor the final method of their allocation among all designated PRPs has been determined, it is not feasible to predict the outcome of the matter at this time or any potential future impact on the Company's financial condition or operating results.

     In 1997 the WDNR named the Company as one of three Responsible Parties for creosote and coal tar contamination at an Ashland, Wis. site adjacent to Lake Superior. The site has three distinct portions - the Company portion of the site, the Kreher Park portion of the site and the Chequamegon Bay (of Lake Superior) portion of the site. The Company portion of the site, formerly a coal gas plant site, is Company property. The Kreher Park portion of the site is adjacent to the Company portion of the site and is not owned by the Company. The Chequamegon Bay portion of the site is adjacent to the Kreher Park portion of the site and is not owned by the Company. The Company is discussing its potential involvement in the Kreher Park and Chequamegon Bay portions of the site with WDNR and the City of Ashland.

     WDNR's consultant is preparing a remedial option study for the entire Ashland site, which includes the Company's portion and the two other adjacent portions. Until this study is completed and more information is known concerning the extent of the final remediation required by the WDNR, the remediation method selected, the related costs, the various parties involved and the extent of the Company's responsibility, if any, for sharing the costs, the ultimate cost to the Company and timing of any payments related to the Ashland site are not determinable. As of Dec. 31, 1997, the Company had recorded an estimated liability of $880,000 for future remediation costs for the Company owned portion of the site. Actual costs incurred through 1997 were $646,000. The PSCW authorized recovery of the amount paid through 1995, $353,000, over a two year period beginning in 1997. Based on the PSCW decision to allow recovery of remediation costs incurred, the Company recorded a regulatory asset of $1,526,000 (of which $176,500 has been amortized to expense as of Dec. 31, 1997). The ultimate cleanup and remediation cost at the Ashland site and the extent of the Company's responsibility, if any, for sharing such costs are not known at this time, but may be significant.

     In 1996, the Company received a Letter of Non-compliance (LON) from the WDNR for failing to meet the emission guidelines for carbon monoxide
(CO) at its Bay Front generating facility. The Company worked with the WDNR to establish mutually agreed-upon CO emission limits for the Bay Front facility. The Company has been advised by WDNR staff that, based on monitoring during 1997, the plant is in compliance with the new emission limits. The Company has now been advised in writing that the LON has been formally closed. No enforcement action or fines resulted from the LON.

     In 1996, the Company received a Notice of Violation (NOV) from the WDNR stating that emissions from the Company's French Island facility had exceeded allowable levels for dioxin. The Company's initial investigation and response, including a re-test of Unit No. 1, resulted in the WDNR clearing the NOV on Unit No. 1 in September 1996. In October 1996, the Company received a letter from the WDNR reiterating the outstanding NOV on Unit No. 2 and requesting a written response. The Company responded by providing a written response to the WDNR setting forth the Company's plans for bringing the emissions levels back into compliance. By year end 1997, subsequent compliance tests had demonstrated that dioxins no longer exceeded acceptable limits. The Company expects that by early 1998 the WDNR will formally close the NOV. No fines are expected.

     In late 1996, the Company completed installation of continuous emission monitors for carbon monoxide (CO) at the French Island Generating facility in La Crosse, Wis. The continuous emissions system which will monitor CO emissions from the two generating units was mandated by the Air Pollution Control Permit issued by the WDNR in 1994.

     In December 1997, nearly 160 nations adopted the "Kyoto Protocol to the United Nations Framework Convention on Climate Change" (the Kyoto Protocol). The Kyoto Protocol obligates developed nations to meet certain emissions targets; specific limits vary from country to country. If the Kyoto Protocol is approved internationally and the U.S. is a party, the Kyoto Protocol would impose, during the first commitment period of 2008 - 2012, a binding obligation on the U.S. to reduce its emissions of carbon dioxide, methane and nitrous oxide to a level 7 percent below 1990 levels and its emissions of hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride by 7 percent below 1990 or 1995 levels. The Kyoto Protocol must be ratified by the U.S. Senate in order for the U.S. to become a party to the protocol. Major provisions of the Kyoto Protocol, such as an international emissions trading program, have yet to be developed. Until they are developed the impact on NSP cannot be predicted.

CONSTRUCTION AND FINANCING

     During the five years ended Dec. 31, 1997, the Company had gross additions to utility plant in service of approximately $262.1 million. Included in the Company's gross additions is $25.7 million for electric production facilities, $152.9 million for other electric properties, $36.3 million for gas utility properties, and $47.2 million for other utility properties. Based on studies made by the Company, the weighted average age of depreciable property was 14.5 years at Dec. 31, 1997.

     Expenditures for the Company's construction programs for the five-year period 1998-2002, are estimated to be as follows:

               Year        Estimated Construction Expenditures
                                  (millions of dollars)

               1998                        $68
               1999                         78
               2000                         90
               2001                         80
               2002                         69

               TOTAL                      $385

     The largest projects included in these estimates are to construct a new 230 Kv electric transmission line between Chisago County, Minn. and Amery, Wis. and a new 161 Kv line between Stone Lake, Wis. and the Bay Front Generating Plant in Ashland, Wis., and to rebuild transmission lines between Baldwin and Abbotsford, Wis. These projects' estimated total cost is $73 million, of which about $6.8 million will be spent in 1998. The 1998 construction expenditures are estimated to include approximately $50.1 million for electric facilities, $6.6 million for gas facilities and $11.0 million for general plant and equipment. It is presently estimated that approximately 77 percent of the 1998-2002 construction expenditures will be provided by internally generated funds, with the remainder from issues of common stock equity and short-term debt to NSPM, and long-term debt to external investors. At Dec. 31, 1997, the Company's short-term borrowing payable to NSPM were $45.3 million. The PSCW has authorized up to $80.0 million of short-term borrowing. The Company currently projects the need for $10 million of common stock equity from NSPM in 1998 and $50 million of long-term debt in 1999 to finance the estimated construction expenditures for the 1998-2002 construction program.

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

Bond Ratings

   The Company's first mortgage bonds are currently rated AA by Standard and Poor's Corporation, AA by Duff & Phelps, Inc., and AA by Fitch Investors Service, Inc. On July 15, 1997, Moody's Investors Service upgraded the credit ratings of the Company's first mortgage bonds from A1 to Aa3, and the unsecured resource recovery bonds guaranteed by the Company from A2 to A1. The Company's financial and competitive position were among the factors cited for the upgrade. These ratings are the opinions of the rating agency and an explanation of the significance of these ratings may be obtained from them. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

EMPLOYEES AND EMPLOYEE BENEFITS

     At year end 1997, the total number of full- and part-time employees of the Company was 873. About 400 employees of the Company are represented by one local of the International Brotherhood of Electrical Workers under a three year collective bargaining agreement which was ratified by the Company's union membership on April 10, 1997. All provisions of this new agreement were effective retroactively to Jan. 1, 1997 and extend to Dec. 31, 1999.

     Recent changes to the Company's employee and retiree benefits, which support a broad NSP goal of providing market-based benefits, include:

     Retiree medical premium increases: Retiree medical premiums were increased in 1994 for existing and future retirees. For existing qualifying retirees, pension benefits have been increased to offset some of the premium increase. For future retirees, a six-year cost-sharing strategy was implemented with retirees paying 15 percent of the total cost of health care in 1994, increasing gradually each year to a total of 40 percent in 1999.

     401(k) changes: The Company currently offers eligible employees a 401(k) Retirement Savings Plan. Since 1994, the Company has been matching employees' pre-tax 401(k) contributions. Such matching contributions were $0.5 million in 1997, based on matching up to $900 per year for each nonbargaining employee and up to $700 per year for each bargaining employee. Matching contributions for bargaining employees will increase to a maximum of $800 per year in 1998 and $900 per year in 1999.

     Wage increases: The Company uses data from surveys of other local and regional companies to determine the rate of compensation for its nonbargaining employees. In 1997 and 1998 non bargaining employees received average wage increases of 4 percent and 3.2 percent, respectively. Bargaining employees received 2 percent per year wage increases in 1997 and 1998 under the new collective bargaining agreement.

Item 2 - Properties

Electric Utility

     The Company's major electric generating facilities consist of the following:

                                               Year          1997-8 Winter
     Station and Units             Fuel      Installed      Capability (Mw)
     Combustion Turbine:
          Flambeau Station        Gas/Oil      1969                17
          Park Falls, WI
              (1 unit)
          Wheaton                 Gas/Oil      1973               443
          Eau Claire, WI
            (6 units)
          French Island           Oil          1974               192
          La Crosse, WI
            (2 units)
     Steam:
          Bay Front               Coal/Wood/   1945-1960           75
          Ashland, WI                Gas
            (3 units)
          French Island           Wood/RDF     1940-1948           29
          La Crosse, WI
            (2 units)
     Hydro Plants:
            (19 plants)                        Various dates      249

                                                          TOTAL 1 005

     At Dec. 31, 1997, the Company owned approximately 2,390 pole miles of overhead electric transmission lines, 8,462 pole miles of overhead electric distribution lines, 39 conduit miles and 1,078 direct buried cable miles of underground electric lines. Virtually all of the land and personal property owned by the Company is subject to the lien of its first mortgage bond indentures pursuant to which the Company has issued first mortgage bonds.

Gas Utility

     The gas properties of the Company include approximately 1,620 miles of natural gas distribution mains. The Company owns two LNG facilities with a combined storage capacity of 400,000 Million Cubic Feet (Mcf) to supplement the available pipeline supply of natural gas during periods of peak demands. The two LNG facilities are located in Eau Claire and La Crosse, Wis. The La Crosse LNG facility is currently nonoperational. In January 1993, the Company installed temporary propane-air facilities with a capacity of 144,000 gallons to further supplement its gas supply in the La Crosse, Wis. area during peak periods. This propane air facility was not operational during the 1995-96 winter, but has been in service since.

Item 3 - Legal Proceedings

     In the normal course of business, the Company is a party to routine claims and litigation arising from prior and current operations. The Company is actively defending these matters and has recorded an estimate of the probable cost of settlement or other disposition.

     NSP and other affected parties have commenced lawsuits against the DOE to require the DOE to meet their contractual obligations (including damages for nonperformance) and to request authority to place in escrow payments currently being made to the DOE for the permanent disposal program. The U.S. Court of Appeals for the District of Columbia circuit ruled favorably for NSP on the first lawsuit and NSP and other utilities are currently analyzing claims against the DOE for costs incurred as a result of the DOE's failure to meet its statutory and contractual obligations. No ruling has been made on the second lawsuit regarding escrow of payments. With the dry cask storage facilities approved in 1994 for the Prairie Island nuclear generating plant, NSP believes it has adequate storage capacity to continue operation of its Prairie Island nuclear plant until at least 2007. The Monticello nuclear plant has storage capacity sufficient to continue operations until 2010. Storage availability to permit operation beyond these dates is not assured at this time. In the meantime, NSP is investigating all of its alternatives for used fuel storage until a DOE facility is available, including pursuing the establishment of a private facility for the interim storage of used nuclear fuel as part of a consortium of electric utilities. If on-site temporary storage at NSP's nuclear plants reaches approved capacity, NSP could seek interim storage at this or another contracted private facility, if available.

     For a discussion of environmental proceedings, see "Environmental Matters" under Item 1, incorporated herein by reference. For a discussion of proceedings involving the Company's utility rates, see "Regulation and Rates" under Item 1, incorporated herein by reference.

Item 4 - Submission of Matters to a Vote of Security Holders

     None

PART II

Item 5 - Market Price of and Dividends on the Registrant's
             Common Equity and Related Stockholder Matters

     This is not applicable as the Company is a wholly owned subsidiary.

Item 6 - Selected Financial Data

     This is omitted per conditions set forth in general instructions I (1)
(a) and (b) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in general instructions I (1) (a) and (b) of Form 10-K for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in general instructions I (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare its revenue and expense items for the year ended Dec. 31, 1997 with the year ended Dec. 31, 1996.

     The Company's net income for year ended Dec. 31, 1997 was $37.4 million, down from the $38.7 million earned in the same period of 1996. The 1997 operating income decreased $3.0 million from the 1996 level.

Electric Sales and Revenues

     Electric Revenues in total increased $5.8 million in 1997. Sales to customers increased $3.9 million or 1.3 percent in 1997 as compared to 1996 primarily due to higher sales levels and a fuel-related rate increase. Total electric sales volumes increased 1.7 percent in 1997 as compared to 1996 due to customer and sales growth, partially offset by less favorable weather in 1997. The Company was allowed to increase rates to reflect an interim fuel cost surcharge effective Sept. 25, 1997 as discussed in the Fuel and Purchased Gas Adjustment Clauses section. The remaining $1.9 million increase in electric revenues relates to higher Interchange Agreement billings to NSPM as discussed in Note 6 to the Financial Statements.

Gas Sales and Revenues

     Gas Revenues in 1997 increased $1.0 million or 1.2 percent as compared with 1996 primarily due to natural gas-related price increases, net of lower sales levels. Total gas sales volumes decreased 5.2 percent in 1997 from 1996 primarily due to unfavorable winter weather in 1997. More than offsetting the sales decline were higher costs per unit of purchased gas, as discussed below, which are reflected in customer rates through the purchased gas adjustment clause mechanism.

Operating Expenses and Other Factors

     Purchased and Interchange Power and Fuel for Electric Generation together increased $11.1 million or 6.2 percent in 1997 from 1996 mainly due to additional power purchases from NSPM and the usage of higher cost peaking plants to support increased sales levels. These power purchases from NSPM were generally more expensive than 1996 due to unplanned and extended outages at NSPM's nuclear generating stations in 1997.

     Gas Purchased for Resale increased $2.8 million or 4.9 percent in 1997 primarily due to higher costs per unit of gas partially offset by reduced purchases to support lower sales volumes.

     Other Operation, Maintenance, and Administrative and General expenses together decreased $5.2 million or 5.9 percent in 1997 as compared to 1996 primarily due to reduced employee benefit expenses as discussed in Note 5 to the Financial Statements, lower employee levels, and lower transmission expense billings from NSPM. Partially offsetting these decreases were increased customer service expenses in 1997.

     Depreciation and Amortization increased $2.1 million or 5.8 percent in 1997 from 1996 due to increases in the Company's plant in service.

     Income tax decreased $0.6 million in 1997 from 1996 reflecting lower pretax operating income in 1997.

     Other income (expense)-net increased $0.5 million (net of income tax effects) in 1997 from 1996 primarily due to higher subsidiary company earnings and a tax settlement. In September 1997, the Company received $825,000 of a $1.8 million refund of tax and interest due from the State of Wisconsin. The refund resulted from a favorable court decision regarding a disputed tax issue. The Company expects to receive the balance of the refund in mid 1998. Partially offsetting these increases was the pretax write-off of approximately $900,000 of deferred merger-related costs resulting from the termination of the proposed merger between NSPM and WEC in May 1997.

     Other interest and amortization (before AFC) decreased $1.2 million or
6.6 percent in 1997 from 1996. A decrease in interest paid to NSPM for short-term borrowings and a reversal of interest previously accrued on the tax issue in dispute with the State of Wisconsin were partially offset by higher interest expense on long-term debt.

Technology Changes for the year 2000

     Like many other companies, NSP expects to incur significant costs to modify or replace existing technology, including computer software, for uninterrupted operation in the year 2000 and beyond. In 1996, NSP's Board of Directors approved funding to address development and remediation efforts related to the year 2000. A committee made up of senior management is leading NSP's initiatives to identify year 2000 related issues and remediate business processes as necessary in 1998. Testing of computer software modifications and other remediated processes is scheduled for 1999. NSP is also working with major suppliers so that NSP does not experience business interruptions due to year 2000 issues in the suppliers' business processes. The amount of additional development and remediation costs necessary after 1997 for the Company to prepare for the year 2000 is estimated to be approximately $900,000. In 1997 the Company expensed approximately $105,000 for this modification effort.

Accounting Changes

     Effective Jan. 1, 1998, the Company changed its method of accounting for pension costs under SFAS No. 87. The new method was adopted to reduce the volatility of accrued pension costs by amortizing actuarial gains and losses related to pension asset performance over the longest period allowed by SFAS No. 87. The effect of this change is expected to be a decrease in pension costs (represented by an increase in pension accrual credits) of approximately $2.5 million in 1998, including $1.8 million related to periods prior to the change.

Item 8 - Financial Statements and Supplementary Data

     See Item 14(a)-1 in Part IV for financial statements included herein.

     See Note 10 to the financial statements for summarized quarterly financial data.

REPORT OF INDEPENDENT ACCOUNTANTS

To The Shareholder of Northern States Power Company (Wisconsin):

In our opinion, the accompanying balance sheets and the related statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Northern States Power Company, a Wisconsin corporation, at Dec. 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended Dec. 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/
PRICE WATERHOUSE LLP
Minneapolis, Minnesota
Feb. 2, 1998

Statements of Income and Retained Earnings                     Year Ended December 31
(Thousands of dollars)                                      1997        1996        1995
Operating Revenues
  Electric                                              $  382 859  $  377 073  $  381 040
  Gas                                                       89 790      88 756      78 058
    Total                                                  472 649     465 829     459 098

Operating Expenses
  Purchased and interchange power                          179 708     173 492     173 743
  Fuel for electric generation                              10 023       5 165       4 703
  Gas purchased for resale                                  61 195      58 347      52 356
  Other operation                                           45 534      46 920      46 534
  Maintenance                                               19 734      19 617      20 780
  Administrative and general                                17 845      21 814      25 264
  Conservation and demand side management                    8 935       9 117       7 674
  Depreciation and amortization                             37 815      35 731      33 097
  Property and general taxes                                14 140      14 332      14 109
  Income taxes                                              24 120      24 688      24 662
    Total operating expenses                               419 049     409 223     402 922

Operating Income                                            53 600      56 606      56 176

Other Income (Expense)
  Allowance for funds used during construction-equity          246         339         445
  Other income and deductions-net of applicable
        income taxes                                         1 253         677       1 698

    Total Other Income (Expense)-Net                         1 499       1 016       2 143

Income Before Interest Charges                              55 099      57 622      58 319

Interest Charges
  Interest on long-term debt                                16 322      15 918      16 038
  Other interest and amortization                            1 688       3 406       3 548
  Allowance for funds used during construction-debt           (328)       (399)       (484)
    Total interest charges                                  17 682      18 925      19 102

Net Income                                                  37 417      38 697      39 217
Retained Earnings, January 1                               234 751     221 638     218 833
Dividends paid to parent on common stock                   (27 997)    (25 584)    (36 412)

Retained Earnings, December 31                          $  244 171  $  234 751  $  221 638

               See Notes to Financial Statements.


Statements of Cash Flows                                                     Year Ended December 31
(Thousands of dollars)                                                      1997      1996      1995
Cash Flows from Operating Activities:
  Net Income                                                               $37 417   $38 697   $39 217
  Adjustments to reconcile net income to cash from operating activities:
    Depreciation and amortization                                           38 991    36 665    34 180
    Deferred income taxes                                                    4 372     1 736     1 839
    Deferred investment tax credits recognized                                (880)     (910)     (936)
    Allowance for funds used during construction - equity                     (246)     (339)     (445)
    Insurance receivable                                                                         3 091
  Cash provided by (used for) changes in certain working capital items      (1 491)   (2 633)    7 282
  Cash used for changes in other assets and liabilities                     (3 293)   (2 691)   (1 064)
Net Cash Provided by Operating Activities                                   74 870    70 525    83 164

Cash Flows from Investing Activities:
  Capital expenditures                                                     (53 580)  (49 403)  (51 173)
  Increase (decrease) in construction payables                                 899      (118)     (457)
  Allowance for funds used during construction - equity                        246       339       445
  Other                                                                       (615)     (897)   (1 606)
Net Cash Used for Investing Activities                                     (53 050)  (50 079)  (52 791)

Cash Flows from Financing Activities:
  Issuances (repayment) of short-term debt due to parent - net               6 000   (11 600)    9 600
  Proceeds from issuance of long-term debt                                            82 691
  Redemption of long-term debt, including reacquisition premiums                     (65 992)   (3 375)
  Dividends paid to parent                                                 (27 997)  (25 584)  (36 412)
Net Cash Used for Financing Activities                                     (21 997)  (20 485)  (30 187)

Net Increase (decrease) in cash and cash equivalents                          (177)      (39)      186

Cash and cash equivalents beginning of period                                  208       247        61

Cash and cash equivalents end of period                                    $    31   $   208   $   247

Cash provided by (used for) changes in certain working capital items:
  Accounts receivable-net                                                  $ 2 149   $ 2 883  ($ 6 188)
  Materials and supplies                                                    (3 980)   (1 447)    3 442
  Accounts payable and accrued liabilities                                  (4 197)      668     1 241
  Payables to affiliated companies                                             137     2 087     4 475
  Income and other taxes accrued                                               134    (4 007)      417
  Other                                                                      4 266    (2 817)    3 895

    Net                                                                    ($1 491)  ($2 633)  $ 7 282

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                                  $ 16 581  $ 18 556  $ 15 389
    Income taxes (net of refunds received)                                $ 20 673  $ 26 977  $ 17 333

               See Notes to Financial Statements.


Balance Sheets                                                  December 31
(Thousands of dollars)                                        1997         1996
Assets
Utility Plant
  Electric-including construction work in progress:
    1997, $14,904; 1996, $11,948                          $  931 752   $  894 143
  Gas-including construction work in progress:
    1997, $1,561; 1996, $1,569                               105 362       99 817
  Other-including construction work in progress:
    1997, $6,769; 1996, $4,835                                70 892       67 262
      Total                                                1 108 006    1 061 222

   Accumulated provision for depreciation                   (426 723)    (395 619)

        Net utility plant                                    681 283      665 603

Current Assets
  Cash                                                            31          208
  Accounts receivable                                         38 758       41 151
    Accumulated provision for uncollectible accounts            (656)        (901)
  Unbilled utility revenues                                   16 376       21 074
  Materials and supplies - at average cost
    Fuel                                                      12 073        7 780
    Other                                                      5 604        5 918
   Prepayments and other                                      12 135       11 703

        Total current assets                                  84 321       86 933

Other Assets
  Regulatory assets                                           35 634       37 102
  Other investments                                            8 166        7 433
  Nonutility property - net of accumulated depreciation:
     1997, $328; 1996, $327                                    2 752        2 799
  Unamortized debt expense                                     1 761        1 855
  Federal income tax receivable                                3 307        3 307
  Long-term prepayments and deferred charges                   7 411        4 099

        Total other assets                                    59 031       56 595

  Total Assets                                            $  824 635   $  809 131

Liabilities and Equity
Capitalization
  Common stock-authorized 870,000 shares of $100 par value;
    issued shares:  1997 and 1996, 862,000                 $  86 200    $  86 200
  Premium on common stock                                     10 461       10 461
  Retained earnings                                          244 171      234 751

      Total common  stock equity                             340 832      331 412

  Long-term debt (net of unamortized discount of $1,825
        in 1997 and $1,912 in 1996)                          231 775      231 688

      Total capitalization                                   572 607      563 100

Current Liabilities
  Notes payable - parent company                              45 300       39 300
  Accounts payable                                            13 844       16 493
  Payables to affiliated companies (principally parent)       15 682       15 544
  Salaries, wages, and vacation pay accrued                    6 089        6 417
  Taxes accrued                                                1 775        1 641
  Interest accrued                                             4 187        4 459
  Other                                                        4 897        5 558

      Total current liabilities                               91 774       89 412

Other Liabilities
  Accumulated deferred income taxes                          105 850      100 898
  Accumulated deferred investment tax credits                 18 970       20 024
  Regulatory liabilities                                      19 306       19 409
  Customer advances                                            8 192        7 334
  Benefit obligations and other                                7 936        8 954

      Total other liabilities                                160 254      156 619

Commitments and Contingent Liabilities (see Note 8)
      Total Liabilities and Equity                         $ 824 635    $ 809 131

               See Notes to Financial Statements.


           NORTHERN STATES POWER COMPANY (WISCONSIN)
                 NOTES TO FINANCIAL STATEMENTS

1.  Summary of Accounting Policies

     System of Accounts   Northern States Power Company (Wisconsin), (the
Company), a wholly-owned subsidiary of Northern States Power Company, a Minnesota corporation (NSPM), maintains its accounting records in accordance with either the uniform system of accounts prescribed by the Federal Energy Regulatory Commission (FERC) or those prescribed by the Public Service Commission of Wisconsin (PSCW) and the Michigan Public Service Commission (MPSC), which systems are the same in all material respects.

     Investment in Subsidiaries   The Company carries its investment in its
subsidiaries (Chippewa and Flambeau Improvement Company, 75.86 percent owned; NSP Lands, Incorporated, 100 percent owned; and Clearwater
Investments, Incorporated, 100 percent owned) at cost plus equity in earnings since acquisition. The impact of consolidating these subsidiaries would be immaterial.

     Related Party Transactions   The Company's financial statements
include intracompany transactions and balances related to sales among the electric and gas utility businesses of the Company as well as intercompany transactions with NSPM and Viking Gas Transmission Company (a wholly-owned subsidiary of NSPM), including intercompany profits which are allowed in utility rates. See Note 6 for further discussion of intercompany transactions with NSPM.

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

      Depreciation   For financial reporting purposes, depreciation is
computed on the straight-line method based on the annual rates certified by the PSCW and MPSC for the various classes of property. Depreciation provisions, as a percentage of the average balance of depreciable property in service, were 3.61 percent in 1997, 3.57 percent in 1996, and 3.48 percent in 1995.

     Allowance for Funds Used during Construction (AFC)   AFC, a non-cash
item, is computed by applying a composite pretax rate, representing the cost of capital used to fund utility construction, to qualified Construction Work in Progress (CWIP). The Company used the FERC calculation for production and transmission property and the PSCW calculation for other qualified CWIP. The rates used for the FERC calculation were 5.68 percent in 1997, 5.70 percent in 1996, and 6.20 percent in 1995. The rates used for the PSCW calculation were 10.00 percent in 1997, 10.03 percent in 1996, and 10.13 percent in 1995. The amount of AFC capitalized as a construction cost in CWIP is credited to other income and interest charges. AFC amounts capitalized in CWIP are included in utility rate base for establishing utility service rates.

     Revenues   Revenues are recognized based on products and services
provided to customers each month. Because utility customer meters are read and billed on a cycle basis, unbilled revenues are estimated and recorded for services provided from the monthly meter-reading dates to month-end.

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

     Income Taxes Under the liability method used by the Company, income taxes are deferred for all temporary differences between pretax financial and taxable income, and between the book and tax bases of assets and liabilities. Deferred taxes are recorded using the tax rates scheduled by tax law to be in effect when the temporary differences reverse. Due to the effects of regulation, current income tax expense is provided for the reversal of some temporary differences previously accounted for by the flow-through method. Also, regulation has created certain regulatory assets and liabilities related to income taxes, as summarized in Note 7.

     The Company is included in the consolidated Federal income tax return filed by NSPM and files separate state returns for Wisconsin and Michigan. The Company records current and deferred income taxes at the statutory rates as if it filed a separate return for Federal income tax purposes. State income tax payments are made directly to the taxing authorities. Federal income tax payments are made to the Internal Revenue Service by NSPM and charged back to the Company.

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

     Derivative Financial Instruments   As discussed in Note 2, the Company
had entered into an interest rate swap agreement to manage the risk of holding fixed-rate debt in a declining interest rate environment. The cost or benefit of swap transactions was recorded as an adjustment to interest expense each period over the term of the agreement. The agreement expired March 1, 1998.

     Environmental Costs   Accruals for environmental costs are recognized
when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are charged to expense (or deferred as a regulatory asset based on expected recovery from customers in future rates) if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations. Where environmental expenditures relate to facilities currently in use (such as pollution control equipment), the costs may be capitalized and depreciated over the future service periods. Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology. Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed. For sites where the Company has been designated as one of several potentially responsible parties, the amount accrued represents the Company's estimated share of the cost. The Company intends to treat any future costs related to decommissioning and restoration of its power plants and substation sites, where operation may extend indefinitely, as a capitalized removal cost of retirement in utility plant. Depreciation expense levels currently recovered in rates include a provision for an estimate of removal costs.

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

     Reclassifications Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation. These reclassifications had no effect on net income or earnings per share.

2.  Long-term Debt

                                              Dec. 31     Dec. 31
                                                1997        1996
     Long-term debt includes the following issues:
                                             (Thousands of dollars)
  First Mortgage Bonds:
            Series due:
        Oct. 1, 2003, 5 3/4%                  $ 40 000  $  40 000
        March 1, 2023, 7 1/4%                  110 000    110 000
        Dec. 1, 2026, 7 3/8%                    65 000     65 000
        Total First Mortgage Bonds             215 000    215 000

        City of La Crosse Resource Recovery
             Revenue Bonds - Series due
             Nov. 1, 2021, 6%                   18 600     18 600
  Total long-term debt                       $ 233 600  $ 233 600

     Except for minor exclusions, all real and personal property is subject to the lien of the Company's first mortgage bonds. The Supplemental and Restated Trust Indenture dated March 1, 1991, and effective Oct. 1, 1993 permits an amount of established permanent additions to be deemed equivalent to the payment of cash necessary to redeem one percent of the highest principal amount of each series of first mortgage bonds (other than resource recovery financing) at any time outstanding.

     Interest Rate Swap Agreement   The Company had entered into an
interest rate swap agreement which expired March 1, 1998 for $20 million of the 7 1/4 percent series of first mortgage bonds. This agreement effectively converted the interest rates for $20 million of this debt issue from fixed to variable based on the six-month London Interbank Offered Rate (LIBOR) adjusted semi-annually on March 1 and September 1. The net effective interest rate under the swap agreement was 7.96 percent at Dec. 31, 1997.

     Market risks associated with this agreement resulted from short-term interest rate fluctuations. Credit risk related to non-performance of the counterparties was not deemed significant, but would have resulted in NSP terminating the swap transaction and recognizing a gain or loss, depending on the fair market value of the swap. Such agreements are not reflected on the Company's balance sheets. The interest rate swap serves to hedge the interest rate risk associated with fixed rate debt in a declining interest rate environment. This hedge is produced by the tendency for changes in the fair market value of the swap to be offset by changes in the present value of the liability attributable to the fixed rate debt issued in conjunction with the interest rate swap. If the interest rate swap had been terminated at Dec. 31, 1997, $74,000 would have been payable by the Company while the present value of the related fixed rate debt issued with the swaps was $320,000 above carrying value.

     Fair Value of Debt The estimated fair value of the Company's long term debt at December 31, 1997 and 1996 is $234.9 million and $227.7 million, respectively. This fair value is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

     Capital Lease Obligations   Amounts due under capital lease
obligations are approximately $441,000, $128,000, $14,000, $0,  and $0, respectively, for the years 1998-2002.

3.   Short-Term Borrowings

     The Company had bank lines of credit aggregating $1 million at Dec. 31, 1997. Compensating balance arrangements in support of such lines of credit were not required. These credit lines make short-term financing available by providing bank loans. During 1997 and 1996 there were no bank loans outstanding as the Company obtained short-term borrowings from NSPM at NSPM's average daily interest rate, including the cost of their compensating balance requirements.

     The PSCW has authorized the Company to make short-term borrowings up to $80.0 million. At Dec. 31, 1997 and 1996, the Company had $45.3 million and $39.3 million, respectively, in short-term borrowings from NSPM outstanding. The weighted average interest rates on all short-term borrowings as of Dec. 31, 1997 and 1996, were 5.68 percent and 5.62 percent, respectively.

4.  Income Tax Expense

     The total income tax expense differs from the amount computed by applying the Federal income tax statutory rate of 35 percent to net income before income tax expense. The reasons for the difference are as follows:

                                                                 1997      1996      1995
     Tax computed at statutory rate                              35.0%     35.0%     35.0%
     Increases (decreases) in tax from:
       State income taxes, net of Federal income tax benefit      3.7       4.6       5.2
       Investment tax credits recognized                         (1.5)     (1.4)     (1.4)
       Other - net                                                1.2       0.7      (0.8)
     Effective income tax rate                                   38.4%     38.9%     38.0%

     Income tax expense is comprised of the following:
       (Thousands of Dollars)
       Included in Utility operating expenses:
         Current Federal tax expense                            $ 15 550  $ 18 293  $ 17 772
         Current state tax expense                                 3 671     3 838     4 546
         Deferred Federal tax expense                              4 688     2 790     2 679
         Deferred state tax expense                                1 092       677       601
         Deferred investment tax credit adjustments                 (880)     (910)     (936)
           Total                                                  24 121    24 688    24 662
       Included in Other income and deductions - net:
         Current Federal tax expense                               1 942     1 299       691
         Current state tax expense                                (1 345)      326       130
         Deferred Federal tax expense                             (1 408)   (1 385)   (1 264)
         Deferred state tax expense                                    0      (346)     (178)
           Total income tax expense                             $ 23 310  $ 24 582  $ 24 041

The components of the Company's net deferred tax liability at December 31 (including current and noncurrent amounts) were as follows:

(Thousands of dollars)                                             1997         1996
Deferred tax liabilities:
   Differences between book and tax bases of property              $ 106 242    $ 103 771
   Tax benefit transfer leases                                           108        1 638
   Regulatory assets                                                  12 227       12 690
   Other                                                               4 857        3 782
      Total deferred tax liabilities                                 123 434      121 881

Deferred tax assets:
   Deferred investment tax credits                                     7 597        8 014
   Regulatory liabilities                                              7 725        7 729
   Deferred compensation, accrued vacation and
     other reserves not currently deductible                             618        2 310
   Other                                                                 585        1 260
    Total deferred tax assets                                         16 525       19 313

  Net deferred tax liability                                       $ 106 909    $ 102 568

5.   Pension Plans and Other Post Retirement Benefits

The Company offers the following benefit plans to its benefit employees, of whom approximately 52 percent are represented by one local labor union under a collective-bargaining agreement which expires Dec. 31, 1999.

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

(Thousands of dollars)                                 1997                 1996
                                                           Company              Company
                                               Total Plan  Portion  Total Plan  Portion
Actuarial present value of benefit obligation:
  Vested                                      $  701 219 $  91 579 $  660 920   $  84 924
  Nonvested                                      165 004    18 260    147 278      16 332
Accumulated benefit obligation                $  866 223 $ 109 839 $  808 198   $ 101 256

Projected benefit obligation                  $1 048 251 $ 128 222 $  993 821   $ 120 886
Plan assets at fair value                      1 978 538   234 304  1 634 696     196 089
Plan  assets in excess of projected
   benefit obligation                            930 287   106 082    640 875      75 203
Unrecognized prior service cost                   18 663     2 336     19 734       2 469
Unrecognized net actuarial gain                 (953 825) (102 160)  (651 368)    (77 174)
Unrecognized net transitional asset                 (463)      (57)      (539)        (67)
  Net pension asset recorded                  $   (5 338)$   6 201 $    8 702 $       431

   Since Jan. 1, 1993, for financial reporting and regulatory purposes, the Company's pension expense has been determined and recorded under the SFAS No. 87 - Employers' Accounting for Pensions method. The Company's accumulated regulatory asset from the use of another method prior to that date is being amortized over a 15-year period ending in 2007. Net periodic pension costs for the Company for its share of total plan costs include the following components:

                                                                 1997           1996         1995
                                                                       (Thousands of dollars)
Service cost - benefits earned during the period              $    3 062   $    3 390   $    2 844
Interest cost on projected benefit obligation                      8 926        8 618        8 662
Actual return on allocated share of plan assets                  (49 959)     (12 353)     (10 994)
Net amortization and deferral                                     32 201       (2 727)      (1 567)

Net periodic pension cost determined under SFAS No. 87            (5 770)      (3 072)      (1 055)
Expenses recognized due to actions of regulators                      90           90           90
Net periodic pension cost (credit) recognized for ratemaking   $  (5 680)   $  (2 982)   $    (965)

     The weighted average discount rate used in determining the actuarial present value of the projected obligation was 7 percent at Dec. 31, 1997 and 7.5 percent at Dec. 31, 1996. The rate of increase in future compensation levels used in determining the actuarial present value of the projected obligation was five percent in 1997 and 1996. The assumed long-term rate of return on assets used for cost determinations under SFAS No. 87 was nine percent for 1997, 1996, and 1995. Assumption changes decreased 1997 pension costs by $800,000 and increased 1996 pension costs by approximately $1.4 million. Assumption changes are expected to decrease 1998 pension credits by approximately $700,000.

Postretirement Health Care The Company participates in NSPM's contributory health and welfare benefit plan that provides health care and death benefits to substantially all employees after their retirement. The plan is intended to provide for sharing the costs of retiree health care between the Company and retirees. For employees retiring after Jan. 1, 1994, a six-year cost-sharing strategy was implemented with retirees paying 15 percent of the total cost of health care in 1994, increasing to a total of 40 percent in 1999. In conjunction with the 1993 adoption of SFAS No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions, the Company elected to amortize on a straight-line basis over 20 years the unrecognized accumulated postretirement benefit obligation (APBO) of approximately $29.5 million for current and future retirees of the Company.

     Before 1993, NSP funded payments for retiree benefits internally. While the Company generally prefers to continue using internal funding of benefits paid and accrued, there have been some external funding requirements imposed by the Company's regulators, as discussed below, including the use of tax advantaged trusts. Plan assets held in such trusts as of Dec. 31, 1997 consisted of investments in equity mutual funds and cash equivalents. The following table sets forth the funded status of the health care plan, including amounts allocable to the Company, as of December 31.

(Thousands of dollars)                              1997               1996
                                                       Company              Company
                                           Total Plan  Portion  Total Plan  Portion
APBO:
  Retirees                                  $149 081  $ 23 637   $144 180   $ 22 166
  Fully eligible plan participants            21 245     3 236     23 438      3 447
  Other active plan participants             108 904    13 189    101 065     12 065
    Total APBO                               279 230    40 062    268 683     37 678
Plan Assets at Fair Value                     19 784    10 553     15 514      8 285
APBO in excess of plan assets                259 446    29 509    253 169     29 393
Unrecognized net actuarial loss              (14 408)   (3 071)   (12 467)    (2 057)
Unrecognized transition obligation          (161 700)  (22 112)  (172 480)   (23 586)
Postretirement benefit liability recorded   $ 83 338  $  4 326   $ 68 222   $  3 750

     The assumed health care cost trend rates used in measuring the APBO at Dec. 31, 1997 and 1996, respectively, were 9.2 and 9.8 percent for those under age 65 and 6.8 and 7.1 percent for those over age 65. The assumed cost trend rates are expected to decrease each year until they reach 5.5 percent for both age groups in the year 2004, after which they are assumed to remain constant. A one percent increase in the assumed health care cost trend rate for each year would increase the APBO as of Dec. 31, 1997, by approximately 14.5 percent and service and interest cost components of the net periodic postretirement cost by approximately 15.4 percent. The assumed discount rate used in determining the APBO was 7 percent for Dec. 31, 1997 and 7.5 percent for Dec. 31, 1996, compounded annually. The assumed long-term rate of return on assets used for cost determinations under SFAS No. 106 was eight percent for 1997, 1996, and 1995. Assumption changes had an immaterial effect on results of operations.

     The Company's share of net annual periodic postretirement benefit costs under the plan consists of the following components (thousands of dollars):

                                                     1997     1996     1995
   Service cost-benefits earned during the year     $  644   $  804   $  686
   Interest cost (on service cost and APBO)          2 694    2 700    2 761
   Amortization of transition obligation             1 474    1 474    1 474
   Actual return on Company's share of plan assets    (874)    (632)    (301)
   Net amortization and deferral                       211      221
   Net periodic postretirement health care costs    $4 149   $4 567   $4 620

     The Company's regulators have allowed full recovery of increased benefit costs under SFAS No. 106, effective in 1993. External funding is required in Wisconsin and Michigan to the extent it is tax advantaged. The FERC has required external funding for all benefits paid and accrued under SFAS No. 106. Funding began for both retail and FERC jurisdictions in 1993.

401(k) The Company participates in NSPM's contributory, defined contribution Retirement Savings Plan (the Plan), which complies with section 401(k) of the Internal Revenue code and covers substantially all Company employees. Employer matching contributions under this Plan began in 1994, and are required to match a specified amount of employee contributions. The Company's matching contribution to the Plan was $0.5 million in 1997, 1996 and 1995.

6.  Parent Company and Intercompany Agreements

     The Company is wholly-owned by NSPM. The electric production and transmission costs of the NSP system are shared by the Company and NSPM. A FERC approved agreement (Interchange Agreement) between the Company and NSPM provides for the sharing of all costs of electric generation and transmission facilities of the NSP System, including capital costs. Billings under the Interchange Agreement and an intercompany gas agreement which are included in the statement of income are as follows:

                                          Year Ended December 31
                                         1997       1996      1995
                                           (Thousands of dollars)
     Operating revenues:
        Electric                       $ 71 262   $ 69 337   $ 70 251
        Gas                                 $45        $39        $43
     Operating expenses:
       Purchased and interchange power $179 708   $173 492   $173 743
       Gas purchased for resale            $231       $216       $205
       Other operation                  $11 972    $13 685    $13 791

7.   Regulatory Assets and Liabilities

     The following summarizes the individual components of unamortized regulatory assets and liabilities shown on the Balance Sheet at December 31:

(Thousands of dollars)                        Amortization Period      1997     1996
AFC recorded in plant on a net-of-tax basis   Plant Lives*          $  9 768  $  9 928
Losses on reacquired debt                     Term of Related Debt    12 533    13 341
Conservation and energy management programs   Up to 8 years*           8 842    10 604
Environmental costs                           As allowed in rates      1 913     1 405
Unrecovered purchased gas costs               1 year                       0       722
Pensions and other                            Mainly 10 years          2 578     1 102
  Total Regulatory Assets                                           $ 35 634  $ 37 102

Excess deferred income taxes collected from
        customers                                                   $  3 898  $  3 420
Investment tax credit deferrals                                       12 694    13 412
Other                                                                  2 714     2 577
  Total Regulatory Liabilities                                      $ 19 306  $ 19 409

* Earns a return on investment in the ratemaking process.

8.  Commitments and Contingent Liabilities

     Commitments   The Company presently estimates capital expenditures
will be $68 million in 1998 and $385 million for 1998-2002.

     Rentals under operating leases were approximately $1,080,000, $1,704,000, and $1,644,000 for 1997, 1996, and 1995, respectively. Future commitments under these leases generally decline from current levels.

     Purchased Gas Contracts   The Company has contracts providing for the
purchase and delivery of a significant portion of its current natural gas requirements. These contracts, which expire in various years between 1999 and 2011, require minimum contractual purchases and deliveries of natural gas. In total, the Company is committed to the minimum purchase of approximately $119 million of natural gas and related transportation, or to make payments in lieu thereof, under these contracts. In addition, the Company is required to pay additional amounts depending on actual quantities shipped under these agreements. As a result of FERC Order No. 636, the Company has been very active in developing a mix of gas supply, transportation and storage contracts designed to meet its needs for retail gas sales. The contracts are with several suppliers and for various periods of time. Because the Company has other sources of natural gas available and suppliers are expected to continue to provide reliable natural gas supplies, risk of loss from non-performance under these contracts is not considered significant. In addition, the Company's risk of loss (in the form of increased costs) from market price changes in natural gas is mitigated through the cost-of-gas adjustment provision of the ratemaking process, which provides for recovery of prudently incurred natural gas costs.

     Nuclear Contingencies   Although the Company does not own a nuclear
facility, any assessment made against NSPM and under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, would be a cost included under the Interchange Agreement (see Note 6) and the Company would be charged its proportion of the assessment. Such provisions set a limit of $8.9 billion for public liability claims that could arise from a nuclear incident. NSPM has secured insurance of $200 million to satisfy such claims. The remaining $8.7 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear accident. NSPM is subject to an assessment of $79 million for each of its three licensed reactors to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States with a maximum funding requirement of $10 million per reactor during any one year.

     Environmental Contingencies   The Company potentially may be involved
in the cleanup and remediation at four sites. Three sites are solid and hazardous waste landfill sites in Eau Claire, Rice Lake and Amery, Wis. The Company contends that it did not contribute significant amounts of waste to these landfills. Based on this minimal contribution, the Company does not expect that significant liability will occur. However, because neither the amount of cleanup costs nor the final method of their allocation among all designated PRPs has been determined, it is not feasible to predict the outcome of these matters at this time. The fourth site, in Ashland, Wis., contains creosote and coal tar contamination.

     In 1997, the WDNR notified the Company that it is one of three Responsible Parties for creosote and coal tar contamination at the Ashland site. The Ashland site has three distinct portions--the Company portion, the Kreher Park portion and the Chequamegon Bay (of Lake Superior) portion. The Company portion of the site, formerly a coal gas plant site, is Company property. The Kreher Park portion is adjacent to the Company site and is not owned by the Company. The Chequamegon Bay portion is adjacent to the Kreher Park portion and is not owned by the Company. The Company is discussing its potential involvement in the Kreher Park and Chequamegon Bay portions with the WDNR and the City of Ashland. In February 1996, the Company received from the WDNR's consultant a draft report of the results of a remediation action options feasibility study for the Kreher Park portion of the Ashland site. The draft report contains several remediation options that were scored by the consultant across a variety of parameters. Two options scored the most technologically and economically feasible, and one of those is the lowest-cost option for remediation at the Kreher Park portion of the site. The draft report estimates that this option, which would involve capping the property and some limited groundwater treatment, would cost approximately $6 million. In 1996, the WDNR completed a sediment contamination investigation of the impacted area of the Chequamegon Bay portion of the site to determine the extent and nature of the contamination. Contamination of the near shore area has been confirmed by the study. WDNR's consultant is preparing a remedial option study for the entire Ashland site, which includes the Company's portion and the two adjacent portions. Until this study is completed and more information is known concerning the extent of the final remediation required by the WDNR, the remediation method selected, the related costs, the various parties involved and the extent of the Company's responsibility, if any, for sharing the costs, the ultimate cost to the Company and timing of any payments related to the Ashland site are not determinable, but may be significant. As of Dec. 31, 1997, the Company had recorded an estimated liability of $880,000 for future remediation costs for the Company owned portion of the site. Actual costs incurred through 1997 were $646,000.
The PSCW authorized recovery of the amount paid through 1995, $353,000, over a two year period beginning in 1997. Based on the PSCW decision to allow recovery of remediation costs incurred, the Company recorded a regulatory asset of $1,526,000 (of which $176,500 has been amortized to expense as of Dec. 31, 1997).

     Legal Claims In the normal course of business, the Company is a party to routine claims and litigation arising from prior and current operations. The Company is actively defending these matters and has recorded an estimate of the probable cost of settlement or other disposition.

9.  Segment Information

                                                                Year Ended December 31
                                                           1997           1996         1995
                                                                 (Thousands of dollars)
     Operating income before income taxes:
       Electric                                         $ 68 536       $ 69 730     $ 72 595
       Gas                                                 9 185         11 564        8 243
           Total operating income before income taxes   $ 77 721       $ 81 294     $ 80 838

     Depreciation and amortization:
       Electric                                         $ 32 510       $ 30 857     $ 28 752
       Gas                                                 5 305          4 874        4 345
           Total depreciation and amortization          $ 37 815       $ 35 731     $ 33 097

     Construction expenditures:
       Electric                                         $ 46 744       $ 42 519     $ 42 843
       Gas                                                 6 836          6 884        8 330
           Total construction expenditures              $ 53 580       $ 49 403     $ 51 173

     Identifiable assets:
       Electric utility                                 $674 939       $661 585     $654 130
       Gas utility                                        91 609         91 557       86 021
           Total identifiable assets                     766 548        753 142      740 151
     Other corporate assets                               58 087         55 989       50 747
           Total assets                                 $824 635       $809 131     $790 898

10.  Summarized Quarterly Financial Data (Unaudited)

                                       Quarter Ended
                           Mar. 31,  June 30,  Sept. 30,  Dec. 31,
                             1997      1997      1997      1997
                                   (Thousands of dollars)
     Operating revenues    $138 249  $103 796  $104 341  $126 263
     Operating income      $ 17 259  $  9 353  $ 11 225  $ 15 763
     Net income            $ 12 608  $  4 645  $  8 242  $ 11 922

                                       Quarter Ended
                           Mar. 31,  June 30,  Sept. 30, Dec. 31,
                             1996      1996      1996      1996
                                       (Thousands of dollars)

     Operating revenues    $138 730  $101 678  $100 366  $125 055
     Operating income      $ 17 341  $  9 902  $ 11 379  $ 17 984
     Net income            $ 12 919  $  5 432  $  6 799  $ 13 547

Item 9 - Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     During 1997 there were no disagreements with the Company's independent certified public accountants on accounting procedures or accounting and financial disclosures.

PART III

Part III of Form 10-K has been omitted from this report in accordance with conditions set forth in general instructions I (1) (a) and (b) of Form 10-K for wholly-owned subsidiaries.

Item 10 - Directors and Executive Officers of  the Registrant

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners
            and Management

Item 13 - Certain Relationships and Related Transactions

PART IV

Item 14 - Exhibits, Financial Statement Schedules
            and Reports on Form 8-K

(a)  1.   Financial Statements                                  Page
          Included in Part II of this report:

          Report of Independent Accountants for the years ended
          Dec. 31, 1997 and 1996.                               20

          Statements of Income and Retained Earnings for
          the three years ended Dec. 31, 1997.                  21

          Statements of Cash Flows for the three
          years ended Dec. 31, 1997.                            22

          Balance Sheets, Dec. 31, 1997 and 1996                23

          Notes to Financial Statements.                        25

     2.   Financial Statement Schedules

               Schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes.

     3.   Exhibits

          * indicates incorporation by reference

          3.01*     Restated Articles of Incorporation as of Dec. 23, 1987.
                (Filed as Exhibit 30.01 to Form 10-K Report 10-3140 for the year 1987)

          3.02*     Copy of the By-Laws of the Company as amended Aug. 19,
                1992. (Filed as Exhibit 3.02 to Form 10-K Report 10-3140 for the year 1992)

          4.01*     Copy of Trust Indenture, dated April 1, 1947, From the
                Company to Firstar Trust Company (formerly First Wisconsin Trust Company). (Filed as Exhibit 7.01 to Registration Statement 2-6982)

          4.02*     Copy of Supplemental Trust Indenture, dated March 1, 1949.
                (Filed as Exhibit 7.02 to Registration Statement 2-7825)

          4.03*     Copy of Supplemental Trust Indenture, dated June 1, 1957.
                (Filed as Exhibit 2.13 to Registration Statement 2-13463)

          4.04*     Copy of Supplemental Trust Indenture, dated Aug. 1, 1964.
                (Filed as Exhibit 4.20 to Registration Statement 2-23726)

          4.05*     Copy of Supplemental Trust Indenture, dated Dec. 1, 1969.
                (Filed as Exhibit 2.03E to Registration Statement 2-36693)

          4.06*     Copy of Supplemental Trust Indenture, dated Sept. 1, 1973.
                (Filed as Exhibit 2.03F to Registration Statement 2-49757)

          4.07*     Copy of Supplemental Trust Indenture, dated Feb. 1, 1982.
                (Filed as Exhibit 4.01G to Registration Statement 2-76146)

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

          4.13*     Copy of Supplemental Trust Indenture, dated March 1, 1993.
               (Filed as Exhibit to Form 8-K Report dated March 3, 1993)

          4.14*     Copy of Supplemental Trust Indenture, dated Oct. 1, 1993.
               (Filed as Exhibit 4.01 to Form 8-K Report dated September 21,
               1993)

          4.15*     Copy of Supplemental Trust Indenture, dated Dec. 1, 1996.
               (Filed as Exhibit 4.01 to Form 8-K Report dated Dec. 12, 1996)

          10.01*    Copy of Interchange Agreement dated Sept. 17, 1984, and
               Settlement Agreement dated May 31, 1985, between the Company, the Minnesota Company and LSDP. (Filed as Exhibit 10.10 to Form 10-K Report 10-3140 for the year 1985)

          27.01     Financial Data Schedule

          99.01 Statement pursuant to Private Securities Litigation Reform Act of 1995.


(b) Reports on Form 8-K - The following report on Form 8-K was filed either during the three months ended December 31, 1997, or between Dec. 31, 1997 and the date of this report.

     None

SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto authorized.


                              NORTHERN STATES POWER COMPANY


March 25, 1998                /s/
                              John A. Noer
                              President and Chief Executive

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/                                      /s/
John A. Noer                             H. Lyman Bretting
President and Chief Executive            Director
(Principal Executive Officer)


/s/                                      /s/
Roger D. Sandeen                         P. M. Gelatt
Controller                               Director
(Principal Accounting Officer)


/s/                                      /s/
Neal A. Siikarla                         Ray A. Larson, Jr.
Treasurer                                Director
(Principal Financial Officer)


                                         /s/
                                         Larry G. Schnack
                                         Director


                                         /s/
                                         Loren L. Taylor
                                         Director


                              EXHIBIT INDEX

Method of        Exhibit
 Filing            No.          Description

   DT             27.01         Financial Data Schedule

   DT             99.01         Statement pursuant to Private Securites
                                        Litigation Reform Act of 1995.

DT = Filed electronically with this direct transmission.