Form 10-Q
period 1998-03-31
NORTHERN STATES POWER CO /WI/
filed 1998-05-15
CIK 72909

United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q
(Mark one)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended       March 31, 1998         Commission File Number    10-3140

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

Registrant's  telephone  number,  including  area  code          (715) 839-2578

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

                         Yes      X          No
                                -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                        Outstanding at May 14, 1998
  Common Stock, $100 par value                              862,000 shares

  All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   NORTHERN STATES POWER COMPANY (WISCONSIN)
                         STATEMENTS OF INCOME (UNAUDITED)




                                                                       Three Months Ended
                                                                            March 31
                                                                      --------------------
                                                                        1998            1997
                                                                --------------------  ---------
        (Thousands of dollars)

OPERATING REVENUES
 Electric. . . . . . . . . . . . . . . . . . . . . . . . . . .  $            98,305   $ 98,872
 Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               31,763     39,376
   Total.. . . . . . . . . . . . . . . . . . . . . . . . . . .              130,068    138,248

OPERATING EXPENSES
 Purchased and interchange power . . . . . . . . . . . . . . .               48,117     46,713
 Fuel for electric generation. . . . . . . . . . . . . . . . .                2,180      2,250
 Gas purchased for resale. . . . . . . . . . . . . . . . . . .               21,746     27,792
 Other operation.. . . . . . . . . . . . . . . . . . . . . . .               11,043     12,446
 Maintenance.. . . . . . . . . . . . . . . . . . . . . . . . .                4,159      3,669
 Administrative and general. . . . . . . . . . . . . . . . . .                5,070      4,670
 Conservation and demand side management.. . . . . . . . . . .                2,234      2,234
 Depreciation and amortization.. . . . . . . . . . . . . . . .                9,314      9,349
 Taxes: Property and general.. . . . . . . . . . . . . . . . .                3,671      3,638
            Current income tax . . . . . . . . . . . . . . . .                6,657      7,499
            Deferred income tax. . . . . . . . . . . . . . . .                  510        949
            Investment tax credits recognized. . . . . . . . .                 (215)      (220)
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . .              114,486    120,989
                                                                --------------------  ---------

OPERATING INCOME.. . . . . . . . . . . . . . . . . . . . . . .               15,582     17,259

OTHER INCOME (EXPENSE)
 Other income and deductions - net of applicable income taxes.                  (14)        12
 Allowance for funds used during construction - equity . . . .                   62         50
  Total other income (expense) net . . . . . . . . . . . . . .                   48         62
                                                                --------------------  ---------

INCOME BEFORE INTEREST CHARGES.. . . . . . . . . . . . . . . .               15,630     17,321

INTEREST CHARGES
 Interest on long-term debt. . . . . . . . . . . . . . . . . .                4,071      4,080
 Other interest and amortization.. . . . . . . . . . . . . . .                  696        705
 Allowance for funds used during construction - debt . . . . .                  (73)       (72)
   Total interest charges. . . . . . . . . . . . . . . . . . .                4,694      4,713
                                                                --------------------  ---------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .  $            10,936   $ 12,608
                                                                ====================  =========

     STATEMENTS OF RETAINED EARNINGS (UNAUDITED)
    -------------------------------------------
                                 Three Months Ended
                                      March 31
                                   1998      1997
                                ---------  ---------
Balance at beginning of period.  $244,171   $234,751

Net income for period . . . . .    10,936     12,608

Dividends paid to parent. . . .    (6,551)    (6,999)
                                 ---------  ---------

Balance at end of period. . . .  $248,556   $240,360
                                 =========  =========

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.


                    NORTHERN STATES POWER COMPANY (WISCONSIN)
                           BALANCE SHEETS (UNAUDITED)
                           --------------------------
                                                                                       March 31,          December 31,
                                                                                         1998                 1997
                                                                                -----------------------  --------------
ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (Thousands of dollars)
UTILITY PLANT
  Electric.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              936,957   $     931,752
  Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 105,571         105,362
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  73,288          70,892
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,115,816       1,108,006
    Accumulated provision for depreciation . . . . . . . . . . . . . . . . . .                (433,360)       (426,723)
      Net utility plant. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 682,456         681,283

CURRENT ASSETS
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   2,325              31
  Accounts receivable - net. . . . . . . . . . . . . . . . . . . . . . . . . .                  36,100          38,102
  Fuel inventories - at average cost.. . . . . . . . . . . . . . . . . . . . .                   6,021          12,073
  Other materials and supplies inventories - at average cost.. . . . . . . . .                   6,493           5,604
  Unbilled utility revenues. . . . . . . . . . . . . . . . . . . . . . . . . .                  13,129          16,376
  Prepayments and other. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   9,199          12,135
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .                  73,267          84,321

OTHER ASSETS
  Regulatory assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  35,790          35,634
  Other investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   8,518           8,166
  Federal income tax receivable. . . . . . . . . . . . . . . . . . . . . . . .                   3,307           3,307
  Nonutility property - net of accumulated depreciation. . . . . . . . . . . .                   2,762           2,752
  Unamortized debt expense . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,738           1,761
  Long-term prepayments and deferred charges.. . . . . . . . . . . . . . . . .                   8,660           7,411
     Total other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .                  60,775          59,031

      TOTAL ASSETS.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              816,498   $     824,635
                                                                                =======================  ==============

LIABILITIES AND EQUITY
CAPITALIZATION
  Common stock - authorized 870,000 shares of $100 par value,
      issued shares:  1998 and 1997, 862,000 . . . . . . . . . . . . . . . . .  $               86,200   $      86,200
    Premium on common stock. . . . . . . . . . . . . . . . . . . . . . . . . .                  10,461          10,461
    Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 248,556         244,171
      Total common stock equity. . . . . . . . . . . . . . . . . . . . . . . .                 345,217         340,832

  Long-term debt.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 231,797         231,775
                                                                                -----------------------  --------------

      Total capitalization . . . . . . . . . . . . . . . . . . . . . . . . . .                 577,014         572,607

CURRENT LIABILITIES
  Notes payable - parent company.. . . . . . . . . . . . . . . . . . . . . . .                  22,200          45,300
  Accounts payable.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   9,320          13,844
  Payable to affiliate companies (principally parent). . . . . . . . . . . . .                  22,632          15,682
  Salaries, wages, and vacation pay accrued. . . . . . . . . . . . . . . . . .                   5,625           6,089
  Taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   5,680           1,775
  Interest accrued.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   4,110           4,187
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   8,008           4,897
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .                  77,575          91,774

OTHER LIABILITIES
  Accumulated deferred income taxes. . . . . . . . . . . . . . . . . . . . . .                 106,600         105,850
  Accumulated deferred investment tax credits. . . . . . . . . . . . . . . . .                  18,755          18,970
  Regulatory liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .                  20,134          19,306
  Customer advances. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   8,482           8,192
  Benefit obligations and other. . . . . . . . . . . . . . . . . . . . . . . .                   7,938           7,936
      Total other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .                 161,909         160,254

 COMMITMENTS AND CONTINGENT LIABILITIES (SEE NOTE 3)

        TOTAL LIABILITIES AND EQUITY . . . . . . . . . . . . . . . . . . . . .  $              816,498   $     824,635
                                                                                =======================  ==============

The Notes to Financial Statements are an integral part of the Balance Sheets.


                              NORTHERN STATES POWER COMPANY (WISCONSIN)
                                 STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31
                                                                            --------------------
                                                                              1998       1997
                                                                            ---------  --------
    (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,936   $12,608
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization.. . . . . . . . . . . . . . . . . . . .     9,546     9,648
     Deferred income taxes.. . . . . . . . . . . . . . . . . . . . . . . .       507       492
     Deferred investment tax credits recognized. . . . . . . . . . . . . .      (215)     (220)
     Allowance for funds used during construction - equity . . . . . . . .       (62)      (50)
   Cash provided by changes in working capital . . . . . . . . . . . . . .    22,797    12,596
   Cash used for changes in other assets and liabilities . . . . . . . . .      (415)   (1,051)

  Net cash provided by operating activities. . . . . . . . . . . . . . . .    43,094    34,023
                                                                           ----------  --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

   Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . .   (10,523)   (9,145)
   Decrease in construction payables . . . . . . . . . . . . . . . . . . .      (381)      (63)
   Allowance for funds used during construction - equity . . . . . . . . .        62        50
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (307)     (339)

  Net cash used for investing activities . . . . . . . . . . . . . . . . .   (11,149)   (9,497)
                                                                             --------   -------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

   Repayment of notes payable to parent - net. . . . . . . . . . . . . . .   (23,100)  (15,900)
   Dividends paid to parent. . . . . . . . . . . . . . . . . . . . . . . .    (6,551)   (6,999)

  Net cash used for financing activities . . . . . . . . . . . . . . . . .   (29,651)  (22,899)
                                                                             --------  --------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .     2,294     1,627

Cash and cash equivalents at beginning of period.. . . . . . . . . . . . .        31       208
                                                                             --------  --------

Cash and cash equivalents at end of period . . . . .                          $2,325    $1,835
                                                                             ========  ========


The Notes to Financial Statements are an integral part of the Statements of Cash Flows.


                        NORTHERN STATES POWER COMPANY (WISCONSIN)

                             NOTES TO FINANCIAL STATEMENTS

     The Company is a wholly owned subsidiary of Northern States Power Company, a Minnesota corporation (NSPM).

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company, a Wisconsin corporation (the Company), as of March 31, 1998 and Dec. 31, 1997, the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997. Due to the seasonality of the Company's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 1997 (1997 Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.      BUSINESS  DEVELOPMENTS
------------------------------

     UNION NEGOTIATIONS - Five locals of the International Brotherhood of Electrical Workers have accepted NSPM's and the Company's proposal to begin midterm contract negotiations to modify or create new work rules, practices and operations to improve work force productivity. If these midterm negotiations are successfully completed by Dec. 31, 1998, NSPM and the Company will then propose a three-year contract extension with changes to wages and benefits. If the contract extension is ratified, new terms and conditions will become effective Jan. 1, 2000. The existing labor agreements will stay in effect through Dec. 31, 1999 unless they are extended or modified in response to these negotiations.

     INCREASE IN COMMON STOCK AUTHORIZED - On May 6, 1998, the Company's sole shareholder approved an increase in the number of common shares authorized from 870,000 to 1 million.

      LOSS OF CUSTOMER - In early 1998, officials of the Fort James Corp. announced that its Ashland, Wis. paper mill would close on or about March 21, 1998. The mill was the third largest employer in Ashland County and was one of the Company's ten largest electric and gas customers. It purchased in excess of $2 million of utility services from the Company annually. The effect of losing this customer was adjusted in the 1998 rate filing.

2.      REGULATION  AND  RATE  MATTERS
--------------------------------

     1997 WISCONSIN RATE FILINGS - The Company continues to collect an interim surcharge of $0.00043 per kilowatt-hour (Kwh) from its Wisconsin customers for the recovery of fuel and purchased power costs incurred during the summer of 1997. The surcharge was requested because fuel and purchased power costs had risen beyond the amount included in the Company's current base rates due to unplanned and extended outages at NSPM's nuclear generating stations and higher than projected wheeling costs associated with power purchases. The surcharge will continue in effect on an interim basis until the next rate order is issued and is subject to refund pending final Public Service Commission of Wisconsin
(PSCW)  review.

     In its order regarding the Company's 1997 rates, the PSCW denied current rate recovery of the federal government's assessment for the decommissioning and decontamination of federal uranium enrichment facilities based on a court decision involving another utility that these assessments were unlawful. The PSCW, however, did state that it would allow future rate recovery of these costs with interest if the courts ultimately decided the assessments must be paid. While the case was under appeal, the Company continued to pay the assessments and defer the cost as a regulatory asset. At March 31, 1998 $718,000 had been deferred. On May 6, 1997, the United States Court of Appeals reversed the lower court's earlier decision that these assessments were unlawful. Accordingly, the Company has requested recovery of current and deferred assessments in its 1998 retail electric rate filing as discussed below.

     1998 WISCONSIN RATE FILINGS - The Company filed Wisconsin retail electric and gas rate cases with the PSCW on Nov. 14, 1997 for the test year 1998. The Company requested a 4.3 percent increase, approximately $12.7 million annually, in retail electric revenue and a 1.9 percent or $1.7 million decrease in retail gas revenue. In April 1998, PSCW staff recommended a $3.8 million increase in annual electric revenue, and a $2.5 million decrease in annual gas revenue, based on a much lower recommended return on common equity of 11.25 percent. In a recent rate case decision for another large Wisconsin public utility, the PSCW found a 12.2 percent return on equity reasonable. Although the Company requested that new rates become effective during the second quarter of 1998, it appears that a final PSCW rate order will not be received until the third quarter of 1998, which would delay the implementation of new rates.

     NETWORK TRANSMISSION SERVICE COSTS (NTS) - In July 1997, the Company received authorization from the PSCW to defer its share of NTS costs incurred after May 23, 1997. Beginning in the third quarter of1997, the Company began deferring these costs, including a retroactive adjustment to May 23, 1997. Through March 31, 1998, $2.4 million of NTS costs had been deferred. Recovery of deferred NTS costs was sought in the Company's 1998 retail electric rate case.

    1998 FERC RATE FILING - On Feb. 17, 1998 NSP filed an application with the FERC to increase its rates for point-to point transmission service. As filed, the proposed rates increase the Company's annual transmission revenues by approximately $600,000.

     FERC Order No. 888 requires utilities to offer, among other services, NTS to qualifying customers. Under NTS, NSP and other qualifying regional utilities share the costs of operating and maintaining the regional transmission network which NSP uses, net of related network revenues, based on each company's share of the total network load. Each FERC regulated utility files a transmission tariff containing cost information that is used as the basis for NTS rates. In March 1998 NSP filed a revision to update its NTS information with the FERC, which is expected to support reductions in NSP's NTS costs.

     In April 1998, the FERC voted to accept and consolidate both the point-to-point and NTS transmission filings, and deferred the effective date of the rate changes to Oct. 1, 1998. The proposed increases would be placed into effect subject to refund.

    CONSTRUCTION AUTHORIZATION - On April 7, 1998, the PSCW approved the Company's request to construct a new 161 Kilovolt electric transmission line between Stone Lake, Wis. and the Bay Front Generating Plant in Ashland, Wis. The new line is needed to maintain reliable electric service to northwestern Wisconsin. Construction is scheduled to begin in 1999 and the line is expected
to  be  in  service  by  2001.    The  estimated  cost  is  $37  million.

     INDUSTRY RESTRUCTURING - On April 28, 1998, 1997 Wisconsin Act 204 became law. Act 204 includes provisions which require the PSCW to order a public utility that owns transmission facilities to transfer control of its transmission facilities to an independent system operator (ISO) or divest the public utility's interest in its transmission facilities to an independent transmission owner (ITO) if the public utility has not already transferred control to an ISO or divested to an ITO by June 30, 2000. Under certain circumstances the PSCW has authority to waive imposition of such an order on June 30, 2000. At Dec. 31, 1997, the Company owned approximately 2,390 miles of transmission lines with a book value of $87.9 million. The Company may attempt to obtain legislative amendment in 1999 of the mandatory transfer or divestiture requirements and is also considering whether to judicially challenge the transmission transfer or divestiture requirements of the new law.

     On April 30, 1998, the Michigan Electric and Gas Association (MEGA), on behalf of the Company, other investor-owned electric utilities serving the upper peninsula of Michigan, and Alpena Power Company, communicated the utilities' position regarding the implementation of a retail access program in Michigan. MEGA and the Company support:

- a joint study to develop a common methodology for retail access filings of the utilities to ensure that all affected customers are provided with consistent and reliable information before they are asked to choose an alternative supplier. It recommends that the study be commissioned by Sept. 30, 1998,

- utility filing of individual rate cases, following the study, to determine the division between a utility's transmission and distribution facilities and the proper classification of generation and transmission connecting facilities, and a reallocation of rates among customer classes based on the cost to serve each class,

- a direct access tariff case filing three months after the individual rate case decisions (but no later than April 1, 2000),

- a single, fixed date prior to the end of 2001 for the introduction of open access. If a single date is not agreeable, MEGA believes it reasonable to give 10 percent of utilities' load open access on Jan. 1, 2001, and the remaining load open access on Jan. 1, 2002, and that

- prudently incurred costs of implementing the open access program be covered by a generic accounting order authorizing recovery from Michigan customers.

     WISCONSIN PURCHASED GAS ADJUSTMENT CLAUSE - In March 1996, the PSCW conducted a generic hearing to consider alternative incentive-based gas cost recovery mechanisms to replace the current purchased gas adjustment clause
(PGA). In November 1996, the PSCW issued an order with general guidelines for incentive-based gas cost recovery mechanisms as well as "modified one-for-one" gas cost recovery mechanisms. All major gas utilities in Wisconsin were required to file a proposal to replace their current PGA. On Sept. 29, 1997 the Company filed its proposal with the PSCW. The PSCW has decided to review the Company's proposal in conjunction with its 1998 rate case.

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

     The PSCW's decision on the Company's 1998 rate case, including the gas cost recovery mechanism, is expected in the third quarter of 1998. If the Company's proposal is approved, the financial impact of the new gas cost recovery mechanism will be substantially the same as with the current PGA. Approximately 70 percent of the Company's gas revenues represent recovery of gas costs through the PGA mechanism.

     EAU CLAIRE LIQUEFIED NATURAL GAS (LNG) PLANT - The Company's Eau Claire LNG 'peak shaving' plant stores LNG that can be used to supplement the Company's natural gas supply during periods of high demand. In the past this plant was also used to supplement the gas supply of other utilities and, as a result, was subject to FERC jurisdiction. Since the Company no longer provides this service to other utilities, it filed an application with the FERC to abandon its jurisdiction over the Eau Claire LNG plant, which would leave the PSCW with sole jurisdiction. In June 1997 the FERC dismissed the filing in its entirety. In late October 1997, the FERC voted to grant (in part) the Company's request for a rehearing of the filings seeking abandonment of the FERC's jurisdiction over the Eau Claire LNG plant. In 1998, the Company filed notice of the abandonment effective Dec. 31, 1997.

     PRODUCER REFUND - In September 1997, the Federal Energy Regulatory Commission (FERC) ruled that Kansas natural gas producers must refund improperly collected Kansas ad valorem tax collected from 1983 to 1988 plus interest to their customers. During this period, Northern Natural Gas (NNG) had bought gas from Kansas producers and resold it to the Company under terms that require NNG to pass any refund from the producers back to the Company. In December 1997 NNG received one $30 million refund and, in turn, refunded $538,000 to the Company. In March, 1998, NNG received an additional $4.2 million of which $69,000 was refunded to the Company. However, the Kansas producers are appealing the FERC order and are also pursuing federal legislation to overturn the FERC order. In February 1998, the FERC ruled that the Kansas producers could place disputed refunds in escrow and that pipelines such as NNG could recollect refunded amounts if final refunds are less than those already paid.

     Because regulators have not yet decided whether the refunds must be returned to the Kansas gas producers, the Company has not yet passed the refunds back to its customers. A regulatory liability of $607,000 has been recorded for the Company's responsibility to pay the refund either to its customers or NNG.

3.          COMMITMENTS  AND  CONTINGENT  LIABILITIES
--          -----------------------------------------

     ENVIRONMENTAL CONTINGENCIES - As discussed in Note 8 to the Financial Statements in the 1997 Form 10-K, the Company has been named as one of three potentially responsible parties in connection with environmental contamination at a site in Ashland, Wis.

      At March 31, 1998, the Company had recorded a regulatory asset of approximately $1,327,000 related to the estimated future remediation costs of the Ashland site, plus the amount actually paid to date for remediation at that site less the amount which the PSCW has allowed the Company to recover from its customers. The PSCW authorized recovery of the amount paid through 1995, $353,000, over a two year period beginning in 1997. The Company has asked for recovery of an additional $293,000 over a two year period in its 1998 rate case.

4.  PENSION  COSTS
------------------

     Effective Jan. 1, 1998, the Company changed its method of recognizing actuarial gains and losses included in pension costs under SFAS No. 87. The new method was adopted to reduce the volatility of accrued pension costs by amortizing actuarial gains and losses related to pension asset performance over the longest period allowed by SFAS No. 87. The effect of this change is expected to be a decrease in pension costs (represented by an increase in pension accrual credits) of approximately $2.5 million for the full year 1998, including $1.8 million related to periods prior to the change.

Item 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATION

     Discussion of financial condition and liquidity is omitted per conditions set forth in general instructions H (1) and (2) of Form 10-Q for wholly-owned subsidiaries (reduced disclosure format).

     The Company's net income for the quarter ended March 31, 1998 was $10.9 million, a decrease of $1.7 million from the comparable period a year ago. The following analysis summarizes the specific revenue and expense items impacting these results.

     Except for the historical statements contained herein, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; and the other risk factors listed from time to time by the Company in reports filed with the SEC, including Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 1998.

First  Quarter  1998  Compared  with  First  Quarter  1997
----------------------------------------------------------

     ELECTRIC REVENUES in total decreased $0.6 million or 0.6 percent in the first quarter of 1998 compared with the first quarter of 1997 due to lower billings to NSPM. Electric revenues from sales to customers were approximately the same for both periods. The warmer than normal winter weather in 1998 was offset by customer and sales growth. On a weather-adjusted basis, sales increased 3.6 percent in the first quarter of 1998 compared to the same period in 1997.

     GAS REVENUES decreased $7.6 million or 19.3 percent in the first quarter of 1998 compared with the first quarter of 1997 due to lower sales levels and natural gas related price decreases. Total gas sales volumes decreased 14.4 percent in the first quarter of 1998 compared to the same period in 1997 due to warmer than normal winter weather and lower interruptible sales. Lower costs per unit of gas, as discussed below, are reflected in customer rates through the purchased gas adjustment clause mechanism.

     PURCHASED AND INTERCHANGE POWER and FUEL FOR ELECTRIC GENERATION together increased $1.3 million or 2.7 percent for first quarter 1998 compared to first quarter 1997 due to additional power purchases from NSPM in 1998 for system
requirements  and    higher  demand  expenses  billed  from  NSPM  in  1998.

     GAS PURCHASED FOR RESALE decreased $6.0 million or 21.8 percent in the first quarter 1998 compared to the first quarter 1997 due to reduced purchases to support lower sales volumes and a 3.2 percent decrease in the per unit cost of purchased gas.

     OTHER OPERATION, MAINTENANCE, AND ADMINISTRATIVE AND GENERAL expenses together decreased $0.5 million or 2.5 percent in the first quarter of 1998 compared to the same period in 1997. Lower generating and transmission operating expenses in 1998 were partially offset by higher customer service expenses, distribution maintenance expenses, and employee benefit expenses. Transmission operating expenses decreased in 1998 mainly due to $0.9 million in NTS costs incurred in the first quarter of 1997, before the PSCW approved deferral of such costs as discussed in Note 2.

     DEPRECIATION AND AMORTIZATION were approximately the same for both periods.

     INCOME TAX decreased $1.3 million in the first quarter 1998 as compared to the first quarter 1997 reflecting lower pretax operating income in 1998.

     OTHER INCOME (EXPENSE) - NET  was approximately the same for both periods.

     INTEREST EXPENSE was approximately the same for both periods.

------
Item  6.    Exhibits  and  Reports  on  Form  8-K
-------------------------------------------------

(A)        EXHIBITS

The  following  exhibits  are  filed  with  this  report:

 3.01 Restated Articles of Incorporation of Northern States Power Company (a Wisconsin corporation) effective May 6, 1998.

10.01 Amended and Restated Executive Long-Term Incentive Award Stock Plan filed as Exhibit 10.02 to the Form 10-Q for the quarter ended March 31, 1998 of Northern States Power Company (Minnesota) (file number 1-3034) incorporated herein by reference.

27.01   Financial Data Schedule for the three months ended March 31, 1998.

99.01   Statement pursuant to Private Securities Litigation Reform Act of 1995.

(B)        REPORTS ON FORM 8-K

       None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORTHERN  STATES POWER  COMPANY  (WISCONSIN)
                                 --------------------------------------------
                                 (Registrant)


                                 /s/
                                 Roger  D.  Sandeen
                                 Treasurer  and  Controller
                                 (Principal Financial  and  Accounting  Officer)




Date:    May  15,  1998
         --------------

                                EXHIBIT INDEX

Method of           Exhibit            Description
 Filing               No.

   DT                 3.01      Restated Articles of Incorporation of Northern
                                States Power Company (a Wisconsin corporation) effective May 6, 1998.

   DT                27.01      Financial Data Schedule  for the  three months
                                ended March 31, 1998.

   DT                99.01      Statement pursuant    to   Private  Securities
                                Litigation Reform Act of 1995.