Form 10-Q
period 1998-06-30
NORTHERN STATES POWER CO /WI/
filed 1998-08-14
CIK 72909

United States
		  SECURITIES AND EXCHANGE COMMISSION
		       Washington, D.C.  20549

			      Form 10-Q
(Mark one)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1998          Commission File Number  10-3140

NORTHERN STATES POWER COMPANY, A WISCONSIN CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) AND (2) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


		     Northern States Power Company
	(Exact name of registrant as specified in its charter)

Wisconsin                                             39-0508315
(State or other jurisdiction of       (I.R.S.Employer Identification No.)
 incorporation or organization)

100 North Barstow Street, Eau Claire, Wisconsin                  54703
(Address of principal executive officers)                      (Zip Code)

Registrant's telephone number, including area code          (715)839-2578

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

		Class                     Outstanding at August 14, 1998
     Common Stock, $100 par value                862,000 Shares

     All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.



					PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

				  Northern States Power Company (Wisconsin)
				       Statements of Income (Unaudited)


									  Three Months Ended              Six Months Ended
										June 30                       June 30
									  1998            1997            1998            1997
											(Thousands of dollars)
Operating revenues
 Electric.....................................................          $95,432         $90,162         $193,738        $189,035
 Gas..........................................................           11,650          13,634           43,413          53,011
   Total......................................................          107,082         103,796          237,151         242,046

Operating expenses
 Purchased and interchange power..............................           48,263          44,086           96,380          90,799
 Fuel for electric generation.................................            3,521           1,667            5,701           3,917
 Gas purchased for resale.....................................            7,359           8,420           29,105          36,212
 Other operation..............................................           12,266          11,781           23,308          24,228
 Maintenance..................................................            6,584           5,615           10,743           9,284
 Administrative and general...................................            4,737           4,456            9,807           9,127
 Conservation and demand side management......................            2,234           2,234            4,467           4,467
 Depreciation and amortization................................            9,734           9,428           19,048          18,778
 Taxes: Property and general..................................            3,634           3,580            7,305           7,218
	    Current income tax................................            1,340           2,867            7,998          10,366
	    Deferred income tax...............................              526             529            1,036           1,478
	    Investment tax credits recognized.................             (215)           (220)            (429)           (440)
   Total......................................................           99,983          94,443          214,469         215,434

Operating income..............................................            7,099           9,353           22,682          26,612

Other income (expense)
 Allowance for funds used during construction - equity........               81              48              142              98
 Other income and deductions - net of applicable income taxes.               95             302               81             314
 Merger costs - net of applicable income taxes................                0            (523)               0            (523)
  Total other income (expense) net............................              176            (173)             223            (111)

Income before interest charges................................            7,275           9,180           22,905          26,501

Interest charges
 Interest on long-term debt...................................            4,046           4,078            8,117           8,158
 Other interest and amortization..............................              581             531            1,277           1,236
 Allowance for funds used during construction - debt..........              (82)            (74)            (155)           (146)
   Total interest charges.....................................            4,545           4,535            9,239           9,248

Net Income ...................................................           $2,730          $4,645          $13,666         $17,253



Statements of Retained Earnings (Unaudited)

Balance at beginning of period................................         $248,556        $240,360         $244,171        $234,751

Net income for period.........................................            2,730           4,645           13,666          17,253

Dividends paid to parent......................................           (6,551)         (7,000)         (13,102)        (13,999)

Balance at end of period......................................         $244,735        $238,005         $244,735        $238,005


The Notes to Financial Statements are an integral part of the Statements of
		    Income and Retained Earnings.


		   Northern States Power Company (Wisconsin)
		    Statements of Cash Flows (Unaudited)


										    Six Months Ended
											June 30
										  1998            1997
										 (Thousands of dollars)
Cash Flows from Operating Activities:
   Net Income... ............................................... . . . . .      $13,666         $17,253
   Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization........................................       19,513          19,373
     Deferred income taxes................................................        1,030             563
     Deferred investment tax credits recognized...........................         (430)           (440)
     Allowance for funds used during construction - equity................         (143)            (98)
   Cash provided by changes in certain working capital items..............       18,914          21,839
   Cash (used for) provided by changes in other assets and liabilities....       (1,187)            337

  Net cash provided by operating activities...............................       51,363          58,827


Cash Flows from Investing Activities:
   Capital expenditures...................................................      (24,803)        (20,623)
   Increase (decrease) in construction payables...........................         (212)            595
   Allowance for funds used during construction - equity..................          143              98
   Other..................................................................         (144)           (560)

  Net cash used for investing activities..................................      (25,016)        (20,490)


Cash Flows from Financing Activities:
   Repayment of notes payable to parent - net.............................      (12,000)        (23,400)
   Dividends paid to parent...............................................      (13,102)        (13,999)

  Net cash used for financing activities..................................      (25,102)        (37,399)


Net increase in cash and cash equivalents.................................        1,245             938

Cash and cash equivalents at beginning of period..........................           31             208

Cash and cash equivalents at end of period................................       $1,276          $1,146


The Notes to Financial Statements are an integral part of the Statements of
				Cash Flows.


				       Northern States Power Company (Wisconsin)
					     Balance Sheets (Unaudited)

											June 30,                December 31,
											  1998                     1997
											      (Thousands of dollars)
ASSETS
Utility Plant
  Electric.....................................................................         $945,926                $931,752
  Gas..........................................................................          107,530                 105,362
  Other........................................................................           75,385                  70,892
      Total....................................................................        1,128,841               1,108,006
    Accumulated provision for depreciation.....................................         (441,876)               (426,723)
      Net utility plant........................................................          686,965                 681,283

Current Assets
  Cash.........................................................................            1,276                      31
  Accounts receivable - net....................................................           28,797                  38,102
  Unbilled utility revenues....................................................           10,151                  16,376
  Fuel inventories - at average cost...........................................            6,076                  12,073
  Other materials and supplies inventories - at average cost...................            6,466                   5,604
  Prepayments and other........................................................           12,605                  12,135
    Total current assets.......................................................           65,371                  84,321

Other Assets
  Regulatory assets............................................................           35,756                  35,634
  Other investments............................................................            8,528                   8,166
  Federal income tax receivable................................................            3,307                   3,307
  Nonutility property - net of accumulated depreciation........................            2,776                   2,752
  Unamortized debt expense.....................................................            1,715                   1,761
  Long-term prepayments and deferred charges...................................            9,749                   7,411
     Total other assets........................................................           61,831                  59,031

      TOTAL ASSETS.............................................................         $814,167                $824,635

LIABILITIES AND EQUITY
Capitalization
  Common stock - authorized 1,000,000 shares of $100 par value,
      issued shares:  1998 and 1997, 862,000...................................          $86,200                 $86,200
    Premium on common stock....................................................           10,461                  10,461
    Retained earnings..........................................................          244,735                 244,171
      Total common stock equity................................................          341,396                 340,832

  Long-term debt...............................................................          231,819                 231,775

      Total capitalization.....................................................          573,215                 572,607

Current Liabilities
  Notes payable - parent company...............................................           33,300                  45,300
  Accounts payable.............................................................            9,565                  13,844
  Payable to affiliate companies (principally parent)..........................           19,971                  15,682
  Salaries, wages, and vacation pay accrued....................................            5,286                   6,089
  Taxes accrued................................................................                0                   1,775
  Interest accrued.............................................................            4,094                   4,187
  Other........................................................................            5,657                   4,897
      Total current liabilities................................................           77,873                  91,774

Other Liabilities
  Accumulated deferred income taxes............................................          107,448                 105,850
  Accumulated deferred investment tax credits..................................           18,539                  18,970
  Regulatory liabilities.......................................................           20,183                  19,306
  Customer advances............................................................            8,701                   8,192
  Benefit obligations and other................................................            8,208                   7,936
      Total other liabilities..................................................          163,079                 160,254

 Commitments and Contingent Liabilities (see Note 3)

	TOTAL LIABILITIES AND EQUITY...........................................         $814,167                $824,635

The Notes to Financial Statements are an integral part of the Balance Sheets.

	   Northern States Power Company (Wisconsin)

		 NOTES TO FINANCIAL STATEMENTS

      The Company is a wholly owned subsidiary of Northern States Power Company, a Minnesota corporation (NSPM).

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company, a Wisconsin corporation (the Company), as of June 30, 1998 and Dec. 31, 1997, the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. Due to the seasonality of the Company's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 1997 (1997 Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.   Business Developments

      Union Negotiations - Five locals of the International Brotherhood of Electrical Workers have accepted NSPM's and the Company's proposal to begin midterm contract negotiations to modify or create new work rules, practices and operations to improve work force productivity. If these midterm negotiations are successfully completed by Dec. 31, 1998, NSPM and the Company will then propose a three-year contract extension with changes to wages and benefits. If the contract extension is ratified, new terms and conditions will become effective Jan. 1, 2000. The existing agreements will stay in effect through Dec. 31, 1999 unless they are extended or modified in response to these negotiations.

   Increase in Common Stock Authorized - On May 6, 1998,   the   Company's  sole
shareholder approved an increase in the number of common shares authorized from 870,000 to one million.

       Loss of Customer - In early 1998, officials of the Fort James Corp. announced that its Ashland, Wis. paper mill would close on or about March 21, 1998. The mill was the third largest employer in Ashland County and was one of the Company's ten largest electric and gas customers. The mill purchased in excess of $2 million of utility services from the Company annually. The effect of losing this customer was incorporated into the Company's 1998 Wisconsin rate filing.

       Acquisition of Natural Gas, Inc. (NGI) - On July 1, 1998, the Company completed the acquisition of NGI, a natural gas utility serving approximately 1,900 customers in the New Richmond, Wis. area.

2. Regulation and Rate Matters

      1997 Wisconsin Rate Filings - The Company continues to collect an interim surcharge of $0.00043 per kilowatt-hour (Kwh) from its Wisconsin customers for the recovery of certain fuel and purchased power costs. The surcharge was requested because fuel and purchased power costs had risen beyond the amount included in the Company's current base rates due to unplanned and extended outages at NSPM's nuclear generating stations and higher than projected wheeling costs associated with power purchases. The surcharge will continue in effect on an interim basis until the next rate order is issued and is subject to refund pending final Public Service Commission of Wisconsin (PSCW) review.

      In its order regarding the Company's 1997 rates, the PSCW denied current rate recovery of the federal government's assessment for the decommissioning and decontamination of federal uranium enrichment facilities based on a court decision involving another utility that these assessments were unlawful. The PSCW, however, did state that it would allow future rate recovery of these costs with interest if the courts ultimately decided the assessments must be paid. While the case was under appeal, the Company continued to pay the assessments and defer the cost as a regulatory asset. At June 30, 1998, $857,000 had been deferred. On May 6, 1997, the United States Court of Appeals reversed the lower court's earlier decision that these assessments were unlawful. Accordingly, the Company has requested recovery of current and deferred assessments in its 1998 retail electric rate filing as discussed below.

  1998 Wisconsin Rate Filings - During November 1997, the Company filed retail electric and gas rate cases with the PSCW requesting an annual increase of approximately $12.7 million, or 4.3 percent, in retail electric rates and an annual decrease of $1.7 million, or 1.9 percent, in retail gas rates. In April 1998, the PSCW staff filed testimony recommending an annual rate increase of $3.8 million in retail electric rates and an annual rate decrease of $2.5 million in retail gas rates based on a much lower recommended return on common equity of 11.25 percent. In a recent rate case decision by the PSCW for a large Wisconsin utility, a 12.2 percent return was found reasonable. Although the Company requested that the rates become effective in the second quarter of 1998, a final decision by the PSCW has not yet been received, which will delay the implementation of the new rates. The Company estimates that a final order will be received during the third quarter of 1998.

  Recovery of Network Transmission Service Costs (NTS) - In July 1997, the Company received authorization from the PSCW to defer its share of NTS costs incurred after May 23, 1997. Beginning in the third quarter of 1997, the Company began deferring these costs, including a retroactive adjustment to May 23, 1997. Through June 30, 1998, $2.9 million of NTS costs had been deferred. Recovery of deferred NTS costs was requested in the Company's 1998 retail electric rate case.

     Federal Energy Regulatory Commission (FERC) - On Feb. 17, 1998 NSP filed an application with the FERC to increase its rates for point-to-point transmission service. As filed, the proposed rates are expected to increase the Company's annual transmission revenues by approximately $600,000.

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

  In April 1998, the FERC voted to accept the rates, consolidate both the point-to-point and NTS transmission filings, and defer the effective date of the rate changes to Oct. 1, 1998. The proposed rate increases would be placed into effect subject to refund. An administrative law judge and a settlement judge were appointed to hear arguments and facilitate possible settlements in the case. As of early August 1998, the cases were in the initial hearing stage.

   On June 29, 1998 the FERC issued an order requiring NSP to curtail service to its own retail sales customers proportionally with curtailments of wholesale transmission-only customers taking service under NSP's Order 888 transmission tariff. The effect of FERC's order would require that, in a situation where NSP's transmission lines are constrained or about to become overloaded, NSP would reduce or curtail service to retail customers on a comparable basis with curtailment of wholesale transactions. On July 1, 1998, NSP filed an emergency request for clarification and rehearing on FERC's June 29 order and a motion to stay its effective date. On July 31, 1998, the FERC issued a second order, denying NSP's request.

  On Aug. 3, 1998, NSP filed an appeal of the FERC orders with the U.S. Court of Appeals, Eighth Circuit (Court). NSP believes FERC exceeded its legal authority because service to retail customers is subject to state regulation, not FERC regulation. In addition, NSP believes FERC has issued inconsistent orders which NSP cannot fully comply with and which places reliability of service to NSP's retail customers at risk. In its petition, NSP requested a court order delaying enforcement of the FERC orders and authorizing NSP to comply with the regional transmission service interruption procedures developed by the Mid-Continent Area Power Pool, pending a final Court decision. NSP also requested an expedited Court review and ultimate reversal of the FERC orders. On Aug. 6, 1998, the Court denied the motion for stay and expedited consideration. The underlying appeal will be considered by the Court using its normal procedures. NSP believes a final decision will be issued later in 1998.

   In April 1998 testimony before FERC, NSP proposed to form an Independent Transmission Company (ITC), as an alternative to an Independent System Operator
(ISO). The ITC would own and operate transmission facilities independent from vertically integrated utilities and other market participants and satisfy the regulatory requirements for control of transmission facilities. The ITC would operate transmission facilities as a for-profit entity. NSP is currently in discussion with other utilities to form an ITC and is seeking to reach an agreement to proceed within the next several months. However there can be no assurance that such an agreement will be reached. In the event NSP is successful in forming an ITC, NSP anticipates at the present time that as part of such transaction, it would divest its electric transmission assets through a sale, spin-off or other means. At June 30, 1998, the net book value of the Company's transmission assets was approximately $147 million.

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

      On Sept. 21, 1996, the Company and Dairyland Power Cooperative (DPC) filed an application for approval to construct a 230 kilovolt electric transmission line between the Chisago County substation near North Branch, Minn., and the Apple River substation near Amery, Wis. with the Minnesota Environmental Quality Board and the PSCW. These two agencies are preparing environmental review documents which will be released during the third quarter of 1998 and hearings will occur in the fall of 1998. The total project cost is estimated to be approximately $50 million, part of which will be paid by DPC.

  Industry Restructuring - On April 28, 1998, 1997 Wisconsin Act 204 (Act 204) became law. Act 204 includes provisions which require the PSCW to order a public utility that owns transmission facilities to transfer control of its transmission facilities to an independent system operator (ISO), or divest the public utility's interest in its transmission facilities to an independent transmission owner (ITO) if the public utility has not already transferred control to an ISO, or divested to an ITO by June 30, 2000. Under certain circumstances the PSCW has authority to waive imposition of such an order on June 30, 2000. At Dec. 31, 1997, the Company owned approximately 2,390 miles of transmission lines with a book value of $87.9 million and transmission substations with a book value of $59.5 million. The Company may attempt to obtain a legislative amendment in 1999 of the mandatory transfer or divestiture requirements and is also considering whether to judicially challenge the trans-mission transfer or divestiture requirements of the new law. See the previous discussion under the heading "FERC" for more discussion of NSP's possible divestiture of its transmission assets through the formation of an ITC.

  In addition to the ISO / ITC provision in Act 204, there are also provisions which require the PSCW to promulgate rules on a number of topics including the owning, operating, and controlling of wholesale merchant plants in Wisconsin by Wisconsin investor owned utility affiliates; the cost treatment of electricity to customers that the utility does not have an obligation to serve including in-state wholesale contracts and out-of-state retail sales; the reporting requirements of utilities necessary for the commission to develop a strategic energy assessment and the setting of service standards for electric generation, transmission and distribution facilities. The PSCW has subsequently developed dockets for wholesale sales and wholesale merchant plants, and anticipates recommendations and decision on all topics by late 1999.

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

   Producer Refund - In September 1997, the FERC ruled that Kansas natural gas producers must refund improperly collected Kansas ad valorem tax collected from 1983 to 1988 plus interest to their customers. During this period, Northern Natural Gas (NNG) had bought gas from Kansas producers and resold it to the Company under terms that require NNG to pass any refund from the producers back to the Company. In December 1997, NNG received one $30 million refund and, in turn, refunded $538,000 to the Company. In March, 1998, NNG received an additional $4.2 million of which $69,000 was refunded to the Company. However, the Kansas producers are appealing the FERC order and are also pursuing federal legislation to overturn the FERC order. In February 1998, the FERC ruled that the Kansas producers could place disputed refunds in escrow and that pipelines such as NNG could recollect refunded amounts if final refunds are less than those already paid.

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

    During the second quarter of 1998, the Company entered into a Spill Response Agreement with the Wisconsin Department of Natural Resources (WDNR) formalizing its commitment to participate in further investigation of the site. On July 6, 1998, the WDNR issued their report of the first of two risk assessments which will determine the scope of the remediation effort. During the last half of 1998, the Company expects that the second risk assessment will be completed and that the WDNR will then issue their report of remediation options. The Company may need to revise its estimate of future remediation costs after the remediation option report is issued.

       At June 30, 1998, the Company had recorded a regulatory asset of approximately $1,320,000 related to the estimated future remediation costs of the Ashland site, plus the amount actually paid to date for remediation at that site less the amount which the PSCW has allowed the Company to recover from its customers. The PSCW authorized recovery of amounts paid through 1995, $353,000, over a two year period beginning in 1997. In its 1998 rate case, the Company has asked to continue recovery of an additional $293,000 over a two year period.


4. Pension Costs

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

     The Company's net income for the quarter and six months ended June 30, 1998 was $2.7 million and $13.7 million, respectively, a decrease of $1.9 million and $3.6 million, respectively from the comparable periods a year ago. The following analysis summarizes the specific revenue and expense items impacting these results.

      Except for the historical statements contained herein, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; issues relating to year 2000 remediation efforts; and the other risk factors listed from time to time by the Company in reports filed with the SEC, including Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 1998.

Second Quarter 1998 Compared with Second Quarter 1997

    Electric revenues in total increased $5.3 million or 5.8 percent in the second quarter of 1998 compared with the second quarter of 1997. Electric revenues from sales to customers increased $3.2 million largely due to sales growth. On a weather-normalized basis, sales increased 4.0 percent in the second quarter of 1998 compared to the same period in 1997. The remaining $2.1 million increase in electric revenues relates to higher Interchange Agree-ment billings to NSPM in 1998, reflecting an increase in the Company's fuel and transmission expenses.

    Gas revenues decreased $2.0 million or 14.6 percent in the second quarter of 1998 compared with the second quarter of 1997 due to lower sales levels partially offset by natural gas related price increases. Total gas sales volumes decreased 15.5 percent in the second quarter of 1998 compared to the same period in 1997 due to less favorable weather and lower interruptible sales. Higher costs per unit of gas, as discussed below, are reflected in customer rates through the purchased gas adjustment clause mechanism.

    Purchased and Interchange Power and Fuel for Electric Generation together increased $6.0 million or 13.2 percent for second quarter 1998 compared to second quarter 1997 due to additional generation and power purchases to support increased sales levels and higher demand expenses billed from NSPM in 1998.

   Gas purchased for resale decreased $1.1 million or 12.6 percent in the second quarter 1998 compared to the second quarter 1997 due to lower sales volumes partially offset by higher costs per unit of gas charged by suppliers.

    Other  Operation,  Maintenance,  and  Administrative  and  General  expenses together increased $1.7 million or 7.9 percent in the second quarter of 1998 compared to the same period in 1997 due to higher customer service expenses, fixed transmission expenses, distribution maintenance expenses including those related to storm damage, and employee benefit expenses in 1998. Partially offsetting these increased costs in second quarter 1998 were lower hydro regulatory and transmission operating expenses. Transmission operating expenses decreased in 1998 mainly due to $0.9 million in NTS costs incurred in the second quarter of 1997, before the PSCW approved deferral of such costs as discussed in
Note 2.

    Depreciation and amortization increased $0.3 million or 3.2 percent in the second quarter of 1998 compared with the same period in 1997 due to increases in the Company's plant in service.

    Income tax decreased $1.5 million in the second quarter 1998 as compared to the second quarter 1997 reflecting lower pretax operating income in 1998.

    Other income (expense) - net income increased $0.3 million in the second quarter of 1998 as compared with the same quarter in 1997 largely due to an expense write-off in 1997 for $0.5 million in deferred merger costs offset partially by lower subsidiary company earnings in 1998.

   Interest expense was approximately the same for both periods.

First Six Months of 1998 Compared with First Six Months of 1997

    Electric revenues in total increased $4.7 million or 2.5 percent for the first six months of 1998 compared with the first six months of 1997. Electric revenues from sales to customers increased $3.2 million largely due to sales growth, partially offset by less favorable weather in 1998. On a weather-normalized basis, sales increased 3.8 percent in the first six months of 1998 compared with the first six months of 1997. The remaining $1.5 million increase in electric revenues relates to higher Interchange Agreement billings to NSPM in 1998, reflecting an increase in the Company's fuel and transmission expenses.

    Gas revenues for the first six months of 1998 decreased $9.6 million or 18.1 percent as compared with the first six months of 1997 due to lower sales levels, partially offset by natural gas related price increases. Total gas sales volumes decreased 14.8 percent in the first six months of 1998 compared to the same period in 1997 due to less favorable weather and lower interruptible sales. Higher costs per unit of purchased gas, as discussed below, are reflected in customer rates through the purchased gas adjustment clause mechanism.

    Purchased and Interchange Power and Fuel for Electric Generation together increased $7.4 million or 7.8 percent in the first six months of 1998 compared with the first six months of 1997 due to additional generation and power purchases to support increased sales levels in 1998 and higher demand expenses billed from NSPM in 1998.

    Gas purchased for resale decreased $7.1 million or 19.6 percent in the first six months of 1998 compared with the first six months of 1997 primarily due to lower sales volumes. Partially offsetting this decrease were higher costs per unit of gas charged by suppliers.

    Other Operation, Maintenance, and Administrative and General expenses together increased $1.2 million or 2.9 percent in the first six months of 1998 compared with the first six months of 1997. Higher customer service expenses, fixed transmission expenses, distribution maintenance expenses including those related to storm damage, and employee benefit expenses in 1998 were partially offset by lower generating and transmission operating expenses. Transmission operating expenses decreased in 1998 mainly due to $1.8 million in NTS costs incurred in the first six months of 1997, before the PSCW approved deferral of such costs as discussed in Note 2.

    Depreciation and amortization increased $0.3 million or 1.4 percent in the first six months of 1998 compared with the same period in 1997 due to increases in the Company's plant in service.

    Income tax decreased $2.8 million in the first six months of 1998 compared with the first six months of 1997 reflecting lower pretax operating income in 1998.

    Other income (expense) - net income increased $0.3 million in the first six months of 1998 compared with the same period in 1997 largely due to an expense write-off in 1997 for $0.5 million in deferred merger costs offset partially by lower subsidiary company earnings in 1998.

   Interest expense was approximately the same for both periods.

Industry Restructure

   Efforts are continuing to bring more competition to the electric and gas industry. Wisconsin has enacted legislation requiring utilities to form an ISO or to divest its transmission assets to a ITO. NSP is separately considering the formation of an ITC. See Note 2 of the Financial Statements for a further discussion of these matters.

Technology Changes for the Year 2000

   NSPM and its subsidiaries (NSP) expects to incur significant costs to modify or replace existing technology, including computer software, for uninterrupted operation in the year 2000 and beyond. In 1996, NSP's Board of Directors approved funding to address development and remediation efforts related to the year 2000. A committee made up of senior management is leading NSP's initiatives to identify year 2000 related issues and remediate business processes as necessary in 1998.

   NSP's year 2000 program covers not only NSP's computer applications but also the thousands of hardware and embedded system components in use throughout NSP. Embedded systems perform mission-critical functions in all parts of operations including power generation, distribution, communications and business operations. NSP is on track to remediate critical applications and critical embedded components by the end of 1998 or during scheduled 1999 plant outages and to devote 1999 to remediating lower priority items, fine tuning and re-testing, and contingency planning.

   NSP is working with major suppliers to minimize business interruptions due to year 2000 issues in the suppliers' business processes. NSP is also working closely with the Electric Power Research Institute, the Mid-Continent Area Power Pool, the Nuclear Energy Institute, the North American Electric Reliability Council and other utilities to enhance coordination, system reliability and compliance with industry and regulatory requirements.

   Despite these efforts there can be no assurances that every year 2000 related issue will be identified and addressed before 2000. An unexpected failure regarding a year 2000 issue could result in an interruption in certain normal business activities or operations. However, NSP believes that with the completion of its year 2000 project, significant interruptions will not be encountered.

    Through June 30, 1998 the Company had spent approximately $430,000 for year 2000 remediation. The total estimate of development and remediation costs necessary for the Company to prepare for the year 2000 is estimated to be approximately $1.1 million.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibits are filed with this report:


      27.01    Financial Data Schedule for the six months ended June 30,
	       1998.

      99.01 Statement pursuant to Private Securities Litigation Reform Act of 1995.

(b)  Reports on Form 8-K

     None


			       SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			     NORTHERN STATES POWER COMPANY (WISCONSIN)
					(Registrant)


			     /s/
			     Roger D. Sandeen
			     Treasurer and Controller
			     (Principal Financial and Accounting Officer)


Date:  August 14, 1998

			       EXHIBIT INDEX

Method of    Exhibit           Description
 Filing        No.

   DT         27.01            Financial Data Schedule for the six months
					       ended June 30, 1998

   DT         99.01            Statement pursuant to Private Securities
					       Litigation Reform Act of 1995.

     DT = Filed electronically with this Direct Transmission