Form 10-Q
period 1998-09-30
NORTHERN STATES POWER CO /WI/
filed 1998-11-13
CIK 72909

				  United  States
		   SECURITIES  AND  EXCHANGE  COMMISSION
			  Washington,  D.C.    20549

				      Form  10-Q
(Mark  one)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	     Transition  report   pursuant   to  Section   13  or  15(d)  of the
	     Securities Exchange  Act  of  1934

For Quarter Ended September 30, 1998          Commission File Number     10-3140
		  ------------------                                     -------

NORTHERN STATES POWER COMPANY, A WISCONSIN CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) AND (2) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



		   Northern  States  Power Company
-------------------------------------------------------------------------------
     (Exact  name  of  registrant  as  specified  in  its  charter)

	  Wisconsin                                      39-0508315

(State  or  other  jurisdiction  of         (I.R.S.Employer Identification  No.)
 incorporation  or  organization)

100  North  Barstow  Street,  Eau  Claire,  Wisconsin                    54703
(Address  of principal executive officers)                            (Zip Code)

Registrant's  telephone  number,  including  area  code          (612)  330-5907

			       NONE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			 Yes      X          No
			      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		  Class                    Outstanding  at  November  13,  1998
     --------------------------------      ------------------------------------
     Common  Stock,  $100  par  value                 862,000 Shares

     All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

			 PART 1.  FINANCIAL INFORMATION
			  ------------------------------

		       ITEM  1.    FINANCIAL  STATEMENTS
			---------------------------------

		    NORTHERN STATES POWER COMPANY (WISCONSIN)
			STATEMENTS OF INCOME (UNAUDITED)
			--------------------------------

							  Three Months Ended                 Nine Months Ended
							     September 30                      September 30
							      ------------                      ------------
							  1998             1997             1998               1997
							  ----             ----             ----               ----
									   (Thousands of dollars)
OPERATING  REVENUES
 Electric                                             $104,348          $95,800          $298,085          $284,834
 Gas                                                     9,447            8,541            52,861            61,552
						       -------           ------           -------           -------
   Total                                               113,795          104,341           350,946           346,386

OPERATING  EXPENSES
 Purchased and interchange power                        49,314           44,332           145,694           135,131
 Fuel for electric generation                            4,002            3,629             9,704             7,546
 Gas purchased for resale                                6,172            5,230            35,277            41,442
 Other operation                                        12,238           10,021            35,547            34,250
 Maintenance                                             5,311            5,185            16,054            14,469
 Administrative and general                              4,353            4,563            14,160            13,690
 Conservation and demand side management                 2,079            2,234             6,547             6,701
 Depreciation and amortization                           9,856            9,465            28,904            28,242
 Taxes: Property and general                             3,630            3,423            10,935            10,640
	Current income tax                               4,750            4,501            12,747            14,867
	Deferred income tax                                374              753             1,409             2,231
	Investment tax credits recognized                 (215)            (220)             (644)             (660)
						       -------           ------           -------           -------
 Total                                                 101,864           93,116           316,334           308,549
						       -------           ------           -------           -------
OPERATING INCOME                                        11,931           11,225            34,612            37,837

OTHER  INCOME  (EXPENSE)
 Allowance for funds used during construction - equity     115               65               258               163
 Other income and deductions - net of applicable income
      taxes                                                499              818               580             1,132
 Merger costs - net of applicable income taxes               0                0                 0              (523)
						       -------           ------           -------           -------
 Total other income (expense) net                          614              883               838               772
							   ---              ---               ---               ---
INCOME BEFORE INTEREST CHARGES                          12,545           12,108            35,450            38,609

INTEREST  CHARGES
 Interest on long-term debt                              4,046            4,080            12,163            12,238
 Other interest and amortization                           757             (126)            2,034             1,111
 Allowance for funds used during construction - debt      (143)             (89)             (298)             (235)
						       -------           ------           -------           -------
 Total interest charges                                  4,660            3,865            13,899            13,114


    NET INCOME                                          $7,885           $8,243           $21,551           $25,495
							 ======          ======           =======           =======


					  STATEMENTS OF RETAINED EARNINGS (UNAUDITED)
					   -------------------------------------------

Balance at beginning of period                        $244,735         $238,005          $244,171          $234,751

Net income for period                                    7,885            8,243            21,551            25,495
Dividends paid to parent                                (6,552)          (7,000)          (19,654)          (20,998)
Pooling of interests with Natural Gas, Inc                 730                0               730                 0

Balance at end of period                              $246,798         $239,248          $246,798          $239,248

The  Notes  to  Financial  Statements  are an integral part of the Statements of Income  and  Retained  Earnings.

					   NORTHERN STATES POWER COMPANY (WISCONSIN)
					     STATEMENTS OF CASH FLOWS (UNAUDITED)
					      ------------------------------------

											  Nine Months Ended
											     September 30
											     ------------
											  1998          1997
											  ----          ----
											(Thousands of dollars)

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net Income                                                                          $21,551         $25,495

 Adjustments  to  reconcile  net  income  to  cash  from operating activities:
   Depreciation and amortization                                                        29,600          29,131
   Deferred income taxes                                                                 1,401           3,600
   Deferred investment tax credits recognized                                             (644)           (660)
   Allowance  for  funds  used  during  construction  -  equity                           (258)           (163)
   Cash provided by changes in certain working capital items                            11,886          10,921
   Cash  provided  by  (used for) changes  in  other  assets  and liabilities            6,380          (2,542)
										       --------        --------
       Net cash provided by operating activities                                        69,916          65,782
											------          ------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Capital expenditures                                                                (44,236)        (36,514)
   Increase (decrease) in construction payables                                           (729)          1,919
   Allowance for funds used during construction - equity                                   258             163
   Other                                                                                   232            (429)
										       --------        --------
      Net cash used for investing activities                                           (44,475)        (34,861)
										       --------        --------


CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Repayment of notes payable to parent - net                                           (5,400)        (10,100)
   Repayment of other notes payable - net                                                 (200)            -
   Repayment of long term debt                                                            (167)            -
   Dividends paid to parent                                                            (19,654)        (20,998)
										       --------        --------
      Net cash used for financing activities                                           (25,421)        (31,098)
										       --------        --------

Net increase (decrease) in cash and cash equivalents                                        20            (177)
Cash and cash equivalents at beginning of period                                            31             208
											    --             ---
Cash and cash equivalents at end of period                                                 $51             $31
											   ===             ===


The Notes to Financial Statements are an integral part of the Statements of Cash
Flows.

		    NORTHERN STATES POWER COMPANY (WISCONSIN)
			   BALANCE SHEETS (UNAUDITED)
			   --------------------------

										     September 30,     December 31,
											 1998              1997
											 ----              ----
											 (Thousands of dollars)

		     ASSETS
UTILITY  PLANT
  Electric                                                                            $955,590          $931,752
  Gas                                                                                  111,458           105,362
  Other                                                                                 78,552            70,892
    Total                                                                            1,145,600         1,108,006
  Accumulated provision for depreciation                                              (447,964)         (426,723)
    Net utility plant                                                                  697,636           681,283

CURRENT  ASSETS
  Cash                                                                                      51                31
  Accounts receivable - net                                                             28,217            38,102
  Unbilled utility revenues                                                             10,922            16,376
  Fuel inventories - at average cost                                                    10,018            12,073
  Other materials and supplies inventories - at average cost                             6,916             5,604
  Prepayments and other                                                                 11,909            12,135
    Total current assets                                                                68,033            84,321

OTHER  ASSETS
  Regulatory assets                                                                     43,611            35,634
  Other investments                                                                      8,000             8,166
  Federal income tax receivable                                                              0             3,307
  Nonutility property - net of accumulated depreciation                                  2,796             2,752
  Unamortized debt expense                                                               1,691             1,761
  Long-term prepayments and deferred charges                                             9,714             7,411
    Total other assets                                                                  65,812            59,031

TOTAL ASSETS                                                                          $831,481          $824,635
										      ========          ========

	       LIABILITIES AND EQUITY
CAPITALIZATION
  Common  stock  -  authorized  1,000,000  shares  of  $100  par  value,
    issued shares:  1998 and 1997, 862,000                                             $86,200           $86,200
  Premium on common stock                                                               10,541            10,461
  Retained earnings                                                                    246,798           244,171
    Total common stock equity                                                          343,539           340,832

  Long-term debt                                                                       231,841           231,775
										       -------           -------

    Total capitalization                                                               575,380           572,607

CURRENT  LIABILITIES
    Notes payable - parent company                                                      39,900            45,300
    Accounts payable                                                                    10,248            13,844
    Payable to affiliate companies (principally parent)                                 14,963            15,682
    Salaries, wages, and vacation pay accrued                                            4,967             6,089
    Taxes accrued                                                                        1,556             1,775
    Interest accrued                                                                     4,207             4,187
    Other                                                                               12,745             4,897
      Total current liabilities                                                         88,586            91,774

OTHER  LIABILITIES
    Accumulated deferred income taxes                                                  108,266           105,850
    Accumulated deferred investment tax credits                                         18,338            18,970
    Regulatory liabilities                                                              22,389            19,306
    Customer advances                                                                    8,794             8,192
    Benefit obligations and other                                                        9,728             7,936
      Total other liabilities                                                          167,515           160,254

COMMITMENTS  AND  CONTINGENT  LIABILITIES  (SEE  NOTE  3)

TOTAL LIABILITIES AND EQUITY                                                          $831,481          $824,635
										      ========          ========

The  Notes  to  Financial Statements are an integral part of the Balance Sheets.


	     NORTHERN  STATES  POWER  COMPANY  (WISCONSIN)
		   NOTES  TO  FINANCIAL  STATEMENTS
		   --------------------------------

     The Company is a wholly owned subsidiary of Northern States Power Company, a Minnesota corporation (NSPM).

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Northern States Power Company, a Wisconsin corporation (the Company), as of Sept. 30, 1998 and Dec. 31, 1997, the results of its operations for the three and nine months ended Sept. 30, 1998 and 1997 and its cash flows for the nine months ended Sept. 30, 1998 and 1997. Due to the seasonality of the Company's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

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

      LOSS OF CUSTOMER - In early 1998, officials of the Fort James Corp. announced that their Ashland, Wis. paper mill would close on or about March 21, 1998. The mill was one of the Company's ten largest electric and gas customers, purchasing in excess of $2 million of utility services from the Company annually. The financial impact of losing this customer is not significant because the effect was reflected in the Company's 1998 Wisconsin rate filing.

      ACQUISITION OF NATURAL GAS, INC. (NGI) - On July 1, 1998, the Company completed the acquisition of NGI, a natural gas utility serving approximately 1,900 customers in the New Richmond, Wis. area. The transaction was a tax-free reorganization for tax purposes and was recorded as a 'pooling of interests' for accounting purposes. Financial statements for prior periods were not restated because the combination had only an immaterial effect on operating results and financial condition.

2.     REGULATION  AND  RATE  MATTERS
-------------------------------------

     INTERIM FUEL COST SURCHARGE - On Sept. 25, 1997, the Company began collecting an interim surcharge of $0.00043 per kilowatt-hour (Kwh) from its Wisconsin electric customers for the recovery of certain fuel and purchased power costs. The surcharge was requested because fuel and purchased power costs had risen beyond the amount included in the rates in effect at that time, due to unplanned and extended outages at NSPM's nuclear generating stations and higher than projected wheeling costs associated with power purchases. The surcharge ended when new rates were implemented in September 1998 (discussed below).

     RECOVERY OF FEDERAL DECOMMISSIONING AND DECONTAMINATION ASSESSMENTS - In its order regarding the Company's 1997 electric rates, the PSCW denied current rate recovery of the federal government's assessment for the decommissioning and decontamination (D&D) of federal uranium enrichment facilities based on a court decision involving another utility that these assessments were unlawful. The PSCW, however, did state that it would allow future rate recovery of these costs with interest if the courts ultimately decided the assessments must be paid. While the case was under appeal, the Company continued to pay the assessments and defer the cost as a regulatory asset. On May 6, 1997, the United States Court of Appeals reversed the lower court's earlier decision that these assessments were unlawful. Accordingly, the Company will recover current and deferred assessments in its 1998 Wisconsin retail electric rates as discussed below. At Sept. 30, 1998, $945,000 of assessments had been deferred.

     RECOVERY OF NETWORK TRANSMISSION SERVICE (NTS) COSTS - In July 1997, the Company received authorization from the PSCW to defer its share of NTS costs incurred after May 23, 1997. (NTS costs relate to operating and maintaining the regional electric transmission network that NSP shares with other qualifying regional utilities.) Beginning in the third quarter of1997, the Company began deferring these costs, including a retroactive adjustment to May 23, 1997. Through Sept. 30, 1998, $3.1 million of NTS costs had been deferred. These deferred NTS costs will be recovered in the new electric rates approved in 1998, as discussed below.

     1998 WISCONSIN RATE FILING - During November 1997, the Company filed retail electric and gas rate cases with the PSCW requesting an annual increase of approximately $12.7 million, or 4.3 percent, in retail electric rates and an annual decrease of $1.7 million, or 1.9 percent, in retail gas rates. On Sept.
15,    1998    the    PSCW  issued  a  rate  order  which  authorizes:

-       a  $7.3  million,  or  2.5  percent,  increase  in  electric  rates,
-       a  $1.9  million,  or  2.2  percent,  decrease  in  gas  rates,
-       an  11.9  percent  return  on  common  stockholder's  equity,
-       recovery of the amount paid through Dec. 31, 1997, for investigation and
	environmental remediation   at  a  site  near a former manufactured  gas
	plant in Ashland,  Wis.
-       recovery  of  $4.3  million  of  deferred  and ongoing NTS costs, and
- the recovery of $491,711 of D&D assessments that had been deferred from the Company's last rate proceeding, plus ongoing costs.

WISCONSIN PURCHASED GAS ADJUSTMENT CLAUSE - In 1996 the PSCW required all major gas utilities in Wisconsin to file proposed incentive-based gas cost recovery mechanisms to replace the current purchased gas adjustment clause (PGA). On Sept. 29, 1997, the Company filed its proposal with the PSCW.

     The PSCW rejected the Company's proposed gas cost recovery mechanism. The Company was ordered to modify and resubmit its proposal by Nov. 15, 1998. There was no financial impact to either the Company or its customers because the current PGA mechanism continues in effect. Approximately 70 percent of the Company's gas revenues represent recovery of gas costs through the PGA mechanism.

    FEDERAL ENERGY REGULATORY COMMISSION (FERC) - During the first quarter of 1998 NSP filed an application with the FERC to increase its rates for point-to-point transmission service. As filed, the proposed rates are expected to increase the Company's annual transmission revenues by approximately $600,000.

    In April 1998, the FERC voted to accept the rates, consolidate both the point-to-point and NTS transmission filings. Rate increases were placed into effect on Oct. 1, 1998 subject to refund. An administrative law judge and a settlement judge were appointed to hear arguments and facilitate possible settlement of the case. NSP is currently in settlement discussions. If this case is not settled, NSP expects a FERC decision in 1999 or 2000.

     INDUSTRY RESTRUCTURING - On April 28, 1998, the 1997 Wisconsin Act 204 became law (Act 204). Act 204 includes provisions which require the Public Service Commission of Wisconsin (PSCW) to order a public utility that owns transmission facilities to transfer control of its transmission facilities to an independent system operator (ISO) or divest the public utility's interest in its transmission facilities to an independent transmission owner (ITO) if the public utility has not already transferred control to an ISO or divested to an ITO by June 30, 2000. Under certain circumstances the PSCW has authority to waive imposition of such an order on June 30, 2000. At Sept. 30, 1998, the net book value of the Company's transmission assets was approximately $147 million. The Company may attempt to obtain a legislative amendment in 1999 of the mandatory transfer or divestiture requirements and is also considering whether to judicially challenge the transmission transfer or divestiture requirements of the new law.

     In April 1998 testimony before the FERC, NSP proposed to form an ITC as an alternative to an ISO. The ITC would own and operate transmission facilities independent from vertically integrated utilities and other market participants and satisfy the regulatory requirements for control of transmission facilities. The ITC would be a for-profit entity.

     During the third quarter of 1998, the Mid-Continent Area Power Pool (MAPP) submitted its ISO proposal and a companion regional transmission tariff to all MAPP members for approval. On Nov. 4, 1998, MAPP announced that its members rejected the ISO proposal. The ISO proposal would have transferred control of an owner's transmission assets to the MAPP center.


      In November 1998, NSP and Alliant Energy (Alliant) announced plans to develop an ITC to provide transmission services to the Upper Midwest. The two companies are developing a relationship by which NSP will create an ITC, which will lease the transmission assets of Alliant. Lease terms have not yet been finalized. The ITC is intended to be a publicly traded entity and not an affiliate of NSP or Alliant. NSP and Alliant plan to seek the necessary approvals from state and federal regulators in 1999 with the ITC proposed to be operational in 2000. In the event that NSP is successful in forming this ITC, NSP would divest its electric transmission assets (including the Company's transmission assets) through a sale or spin-off.

     In addition to the ISO / ITC provision in Act 204, there are also provisions which require the PSCW to promulgate rules on a number of topics including the owning, operating, and controlling of wholesale merchant plants in Wisconsin by Wisconsin investor owned utility affiliates; the cost treatment of electricity sales to customers that the utility does not have an obligation to serve including in-state wholesale contracts and out-of-state retail sales; the reporting requirements of utilities necessary for the commission to develop a strategic energy assessment and the setting of service standards for electric generation, transmission and distribution facilities. The PSCW has subsequently developed dockets for wholesale sales and wholesale merchant plants, and anticipates recommendations and decision on all topics by late 1999.

3.   COMMITMENTS  AND  CONTINGENT  LIABILITIES
----------------------------------------------

     ENVIRONMENTAL CONTINGENCIES - As discussed in Note 8 to the Financial Statements in the 1997 Form 10-K, the Company has been named as one of three potentially responsible parties in connection with environmental remediation at a site in Ashland, Wis.

	    The Company has continued its investigations during 1998. Based on the results of the Company's investigation to date, and information received from consultants, the Company has recorded in accrued liabilities an estimate of its share of future remediation costs at the Ashland site. In addition, the Company has simultaneously recorded a regulatory asset for these accrued remediation costs because management expects that prior regulatory recovery of remediation costs will continue. In its 1998 rate case orders, the PSCW has authorized recovery in Wisconsin customer rates of amounts paid for remediation of the Ashland site through December 31, 1997. Also, the PSCW has authorized recovery of similar remediation costs for other utilities.

4.   ACCOUNTING AND REPORTING CHANGES
-------------------------------------

     PENSION COSTS - Effective Jan. 1, 1998, the Company changed its method of recognizing actuarial gains and losses included in pension costs under SFAS No. 87. The new method was adopted to reduce the volatility of accrued pension costs by amortizing actuarial gains and losses related to pension asset performance over the longest period allowed by SFAS No. 87. The effect of this change is a decrease in pension costs (represented by an increase in pension accrual credits) of approximately $2.5 million for the full year 1998, including $1.8 million related to periods prior to the change.

     Effective Jan. 1, 1998, NSP also changed its method of allocating pension trust assets to its subsidiaries as part of the calculation of pension costs under SFAS No. 87. The new method was adopted to better match pension plan assets with the individual participants' benefit obligations for which funding has been established. The effect of this change is a decrease in pension costs (represented by an increase in pension accrual credits) of approximately $1 million for the full year 1998, including $360,000 related to periods prior to the change.

Item  2          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
		 ------------------------------------------------------
		 CONDITION  AND  RESULTS  OF  OPERATION
		 --------------------------------------

     Discussion of financial condition and liquidity is omitted per conditions set forth in general instructions H (1) and (2) of Form 10-Q for wholly-owned subsidiaries (reduced disclosure format).

     Except for the historical statements contained herein, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; issues relating to year 2000 remediation efforts; and the other risk factors listed from time to time by the Company in reports filed with the SEC, including Exhibit 99.01 to this report on Form 10-Q for the quarter ended Sept. 30, 1998.

Third  Quarter  1998  Compared  with  Third  Quarter  1997
----------------------------------------------------------

     ELECTRIC REVENUES from sales to customers increased $6.4 million largely due to favorable weather and sales growth in the residential and commercial and industrial sectors. On a weather-normalized basis, sales increased 3.2 percent in third quarter 1998 compared with third quarter 1997. The remaining increase of $2.1 million relates to higher Interchange Agreement billings to NSPM, which reflects an increase in the Company's fuel and transmission expenses.

     GAS REVENUES increased due to higher interruptible sales volumes. Total gas sales volumes increased 23.4 percent in third quarter 1998 compared with third quarter 1997.

     Operating expenses increased $8.7 million in third quarter 1998 compared to third quarter 1997. PURCHASED AND INTERCHANGE POWER and FUEL FOR ELECTRIC GENERATION together increased $5.3 million because of additional purchases and generation to support higher sales levels, and higher demand expenses. GAS PURCHASED FOR RESALE increased $0.9 million because of additional purchases to support increased sales levels. OTHER OPERATION, MAINTENANCE, AND ADMINISTRATIVE AND GENERAL expenses together increased $2.1 million because of higher hydro operating expenses, transmission operating expenses, and employee benefit expenses. DEPRECIATION AND AMORTIZATION increased $0.4 million because of increases in the Company's plant in service.

    OTHER INCOME (EXPENSE) - NET decreased $0.3 million due to the recognition in 1997 of interest income and tax adjustments related to the settlement of a tax issue in dispute with the State of Wisconsin. The tax issue was decided in the Company's favor in third quarter 1997. Partially offsetting this decrease were higher subsidiary company earnings in 1998.

     INTEREST CHARGES increased $0.8 million in 1998 due to the 1997 reversal of interest expense recorded in prior years on a tax issue in dispute with the State of Wisconsin. The tax issue was decided in the Company's favor in third quarter 1997.


First  Nine  Months  of  1998  Compared  with  First  Nine  Months  of  1997
----------------------------------------------------------------------------

     ELECTRIC REVENUES from sales to customers increased $9.7 million largely due to sales growth in the residential and commercial and industrial sectors. Partially offsetting the sales growth was less favorable weather in 1998. On a weather-normalized basis, sales increased 3.4 percent in the first nine months of 1998 compared with the first nine months of 1997. The remaining electric revenues  increase  of  $3.6  million  relates  to  higher Interchange Agreement billings to NSPM, which reflects an increase in the Company's fuel and transmission expenses.

     GAS REVENUES decreased $8.7 million because of lower sales volumes and natural gas related price decreases. Total gas sales volumes decreased 7.7 percent in the first nine months of 1998 compared with the first nine months of 1997 due to less favorable weather and lower firm sales. Lower costs per unit of purchased gas, as discussed below, are reflected in rates through the purchased gas adjustment clause mechanism.

     Total operating expenses increased $7.8 million in the first nine months of 1998 compared to the first nine months of 1997. PURCHASED AND INTERCHANGE POWER and FUEL FOR ELECTRIC GENERATION together increased $12.7 million because of additional purchases and generation to support higher sales levels, and higher demand expenses. GAS PURCHASED FOR RESALE decreased $6.2 million due to reduced purchases to support lower sales levels and lower costs per unit of gas charged by suppliers. OTHER OPERATION, MAINTENANCE, AND ADMINISTRATIVE AND GENERAL expenses together increased $3.4 million because of higher transmission expenses, distribution maintenance expenses including those related to storm damage, and employee benefit expenses. Partially offsetting these increases in 1998 were lower generating operating expenses. DEPRECIATION AND AMORTIZATION increased $0.7 million because of increases in the Company's plant in service. INCOME TAX decreased reflecting lower pretax operating income.

     OTHER  INCOME  (EXPENSE)  -  NET  other income increased due to the  write-
off in 1997 of costs  incurred   related to the proposed merger   with Wisconsin
Energy Corporation which  was  terminated  in  May  1997.

     TECHNOLOGY CHANGES FOR THE YEAR 2000 (Y2K) - NSP expects to incur significant costs to modify or replace existing technology, including computer software, for uninterrupted operation in the Year 2000 and beyond. In 1996, NSP's Board of Directors approved funding to address development and remediation efforts related to Y2K. A committee made up of senior management is leading NSP's initiatives to identify Y2K related issues and remediate business processes as necessary.

     NSP's Y2K program covers not only NSP's 2,000 computer applications, consisting of about 75,000 programs and totaling more than 30 million lines of code, but also the thousands of hardware and embedded system components in use throughout NSP. Embedded systems perform mission-critical functions in all parts of operations including power generation, distribution, communications and business operations.

     NSP has implemented a Y2K methodology consistent with state-of-the-art best practices and standards within the utility industry. This seven-step process includes:
- Discovery of possible date-related logic in components, systems, and processes.
-          Assessment  of  potential  problems.
-          Plan  design  to  address  the  problem.
-          Remediation  to  resolve  the  problem.
-          Testing  to  verify  that  the  solutions  are  workable.
-          Implementation  of  the  solution  into  production.
-          Closure  through  re-testing  and  documentation.

     As NSP has developed more detailed plans for completion of the Y2K project NSP has revised several of the completion targets to align them more logically with release of Y2K compliant package software and to coordinate logically with scheduled plant outages. NSP time table for Y2K completion is as follows:

- By Dec. 31, 1998 - Completion of all Y2K efforts on 70 percent of mission-critical systems and processes.
- By Mar. 31, 1999 - Completion of all Y2K efforts on 90 percent of mission-critical systems and processes.
- By June 30, 1999 - Completion of all Y2K efforts on mission-critical systems and processes, completion of all nuclear plant remediation in
	   accordance with  Nuclear  Regulatory  Commission    guidelines, and
	   finalization  of  all contingency  planning.
- By Dec. 31, 1999 - Remediate low-priority applications, complete all testing and implementation, and final closure.

     In conjunction with this logical change in timing, NSP has accelerated completion of primary and secondary systems consistent with NSP's overall plan for system remediation prior to the Year 2000.

     NSP is communicating with its key suppliers, customers and business partners regarding their Y2K progress, particularly in software and embedded component areas, to determine the areas in which NSP's operations are vulnerable to those parties' failure to complete their remediation efforts. NSP is currently evaluating and initiating follow-up actions regarding the responses from these parties as appropriate. NSP is also working closely with the Electric Power Research Institute, MAPP, the Nuclear Energy Institute, the North American Electric Reliability Council (NERC), and other utilities to enhance coordination, system reliability and compliance with industry and regulatory requirements.

     NSP has made significant progress in the implementation of its Y2K plan. Based upon the information currently known regarding its internal operations and assuming successful and timely completion of its remediation plan, NSP does not anticipate significant business disruptions from its internal systems due to the Y2K issue. However, NSP may possibly experience limited interruptions to some aspects of its activities, relating to information technology, operations, administrative or otherwise. NSP is considering such potential occurrences in planning for its most reasonably likely worst case scenarios.

     Additionally, risk exists regarding the non-compliance of third parties with key business or operational importance to NSP. Y2K problems affecting key customers, interconnected utilities, fuel suppliers and transporters, telecommunications providers or financial institutions could result in lost power or gas sales, reductions in power production or transmission or internal functional and administrative difficulties on the part of NSP. NSP is not presently aware of any such situations; however, occurrences of this type, if severe, could have material adverse impacts upon the business, operating results or financial condition of NSP. Consequently, there can be no assurance that NSP will be able to identify and correct all aspects of the Y2K problem that affect it in sufficient time, or that the costs of achieving Y2K readiness will not be material.

     NSP is currently updating contingency plans for all material areas of Y2K risk and is on track to meet the contingency planning schedule set forth by NERC. Among the areas contingency planning will address include delays in completion in NSP's remediation plans, failure or incomplete remediation results and failure of key third party contacts to be Y2K compliant.

     Through September 1998, NSP had spent approximately $10.5 million for Year 2000 remediation. The amount of additional development and remediation costs necessary for NSP to prepare for the Year 2000 is estimated to be approximately $14 million. The Company had spent approximately $640,000 for year 2000 remediation. The total estimate of development and remediation costs necessary for the Company to prepare for the year 2000 is approximately $1.1 million.

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

				  NORTHERN  STATES  POWER  COMPANY  (WISCONSIN)
				  (Registrant)



				    /s/
				  Roger  D.  Sandeen
				  Treasurer  and Controller
				  (Principal  Financial and Accounting  Officer)




Date:    Nov.  13,  1998
	 ---------------