Form 10-K
period 1998-12-31
NORTHERN STATES POWER CO /WI/
filed 1999-03-29
CIK 72909

UNITED STATES
			  SECURITIES  AND  EXCHANGE  COMMISSION
				Washington,  D.C.    20549

					FORM  10-K
(Mark  One)

X    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act  of  1934  (fee  required)

     or

     Transition  report  pursuant  to  Section  13  or  15(d)  of the Securities
      Exchange  Act  of  1934  (no  fee  required)

For  the  fiscal  year  ended December 31, 1998  Commission file number: 10-3140

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

Registrant's  telephone  number,  including  area  code  (715)  839-1382

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:
-------------------------------------------------------------------
None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:
-------------------------------------------------------------------
None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.    Yes    X  No.
							---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class                                          Outstanding  at  March  24,  1999
-----                                          ---------------------------------
Common  Stock,  $100  Par  Value                         862,000  Shares

     All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

Documents  Incorporated  by  Reference
--------------------------------------

None

INDEX
-----

PART  I                                                                Page  No.
-------                                                                ---------
Item  1  Business                                                          1
	 REGULATION  AND  RATES
	  Utility  Industry  Restructuring  Status                         1
	  Construction  Authorization                                      3
	  Ratemaking  Principles  in  Wisconsin  and  Michigan             4
	  Fuel  and  Purchased  Gas  Adjustment  Clauses                   5
	  Rate  Matters  by  Jurisdiction                                  6
	 ELECTRIC  OPERATIONS
	  Competition                                                      7
	  NSP  System                                                      7
	  Capability  and  Demand                                          8
	  Demand  Side  Management                                         8
	  Intercompany  Agreements                                         9
	  Electric  Power  Pooling  Agreements                             9
	  Fuel  Supply                                                     9
	  Electric  Operating  Statistics                                 10
	 GAS  OPERATIONS                                                  10
	 ENVIRONMENTAL  MATTERS                                           11
	 CONSTRUCTION  AND  FINANCING                                     12
	 EMPLOYEES  AND  EMPLOYEE  BENEFITS                               13

Item  2  Properties                                                       14
Item  3  Legal  Proceedings                                               15
Item  4  Submission of Matters to a Vote of Security Holders              15

PART  II
- -------
Item  5  Market Price of and Dividends on the Registrant's Common Equity
	  and  Related  Stockholder  Matters                              15
Item  6  Selected  Financial  Data                                        15
Item  7  Management's  Discussion  and  Analysis                          16
Item  7a Quantitative  and  Qualitative  Disclosures  about Market Risk   18
Item  8  Financial  Statements  and  Supplementary  Data                  18
Item  9  Changes  in  and  Disagreements  with  Accountants
	  on  Accounting  and  Financial  Disclosure                      34

PART  III
---------
Item  10 Directors and Executive Officers of the Registrant               34
Item  11 Executive  Compensation                                          34
Item  12 Security Ownership of Certain Beneficial Owners and Management   34
Item  13 Certain  Relationships  and  Related  Transactions               34

PART  IV
--------
Item  14 Exhibits, Financial Statement Schedules and Reports on Form 8-K  35

SIGNATURES                                                                37
----------

EXHIBITS  (EXCERPT)
-------------------
Statement pursuant to Private Securities Litigation Reform Act of 1995    38

PART  I
ITEM  1  -  BUSINESS
--------------------

     Northern States Power Company (NSP-Wisconsin), incorporated in 1901 under the laws of Wisconsin as the La Crosse Gas and Electric Company, is an operating public utility company with executive offices at 100 North Barstow Street, Eau Claire, Wis. 54703 (Phone: (715) 839-1382). NSP-Wisconsin is a wholly-owned subsidiary of Northern States Power Company, a Minnesota corporation (NSP-Minnesota). NSP-Minnesota and its subsidiaries collectively are referred to as NSP.

     NSP-Wisconsin is engaged in the generation, transmission, and distribution of electricity to approximately 210,000 retail customers in an area of approximately 18,900 square miles in northwestern Wisconsin, to approximately 9,100 electric retail customers in an area of approximately 300 square miles in the western portion of the Upper Peninsula of Michigan, and to ten wholesale customers in the same general area. NSP-Wisconsin is also engaged in the distribution and sale of natural gas in the same service territory to approximately 78,000 customers in Wisconsin and 5,000 customers in Michigan.

     In 1998, NSP-Wisconsin derived 83 percent of its total operating revenues from electric utility operations and 17 percent from gas utility operations. As of December 31, 1998, NSP-Wisconsin had 955 full-time equivalent employees including 863 full-time employees.

     Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "estimate," "expect," "objective," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this report on Form 10-K.

Recent  Events-Proposed  Merger
-------------------------------

     On March 24, 1999, Northern States Power Company (NSP) and New Century Energies, Inc., a Delaware corporation (NCE), entered into an Agreement and Plan of Merger (the Merger Agreement) providing for a strategic business combination of NCE and NSP. Pursuant to the Merger Agreement, NCE will be merged with and into NSP with NSP as the surviving corporation in the Merger (the Merger). Subject to the terms of the Merger Agreement, at the time of the Merger, each share of NCE common stock, par value $1.00 per share (NCE Common Stock), (other than certain shares to be canceled) together with any associated purchase rights, will be converted into the right to receive 1.55 shares of NSP common stock, par value $2.50 per share (NSP Common Stock). Cash will be paid in lieu of any fractional shares of NSP Common Stock which holders of NCE Common Stock would otherwise receive. The Merger is expected to be a tax-free stock-for-stock exchange for shareholders of both companies and to be accounted for as a pooling of interests.

     Consummation of the Merger is subject to certain closing conditions, including, among others, approval by the shareholders of NSP and NCE, approval or regulatory review by certain state utilities regulators, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Federal Communications Commission and expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Each of NCE and NSP have agreed to certain undertakings and limitations regarding the conduct of their businesses prior to the closing of the transaction. The Merger is expected to take from 12 to 18 months to complete.

			      REGULATION AND RATES
			      --------------------

Utility  Industry  Restructuring  Status
----------------------------------------

      Some states have begun to allow retail customers to choose their electricity supplier, and many other states are considering retail access proposals. NSP believes that retail competition will result in more innovative services and lower prices to all customers if the transition is managed in a thoughtful manner. NSP supports fair and equal treatment for all competitors, the recovery of utilities' investments made under traditional regulation. NSP supports a gradual implementation that would take two or three years to resolve these issues and develop infrastructure, and another two or three years to phase in customers' choice.

     Wisconsin

     In 1996, the Public Service Commission of Wisconsin (PSCW) issued its report to the legislature on restructuring the electric industry. In 1997, after receiving comments on this 32-step plan, the PSCW consolidated the plan to seven steps and revised its restructuring plan delaying the start of competition to 2002. However, due to the summer of 1997's electrical reliability concerns in eastern Wisconsin, the PSCW turned its focus to development of a utility infrastructure necessary to assure reliable electric service. In April 1998, reliability legislation introduced by Wisconsin Governor Thompson passed and the 1997 Wisconsin Act 204, "the Reliability Act", became law. The Reliability Act contains a number of steps necessary for industry restructuring, including streamlining and updating the regulatory process. The restructuring activities in Wisconsin in 1998 were mainly limited to compliance with provisions of the Reliability Act. At present, a definite timeline has not yet been established for the implementation of retail competition in Wisconsin.

     The Reliability Act includes provisions which require a public utility that owns electric transmission facilities to transfer control of its transmission facilities to an independent system operator or ISO (an independent nonprofit organization which would operate, but not own, the electric transmission system) or divest the public utility's interest in its transmission facilities to an independent transmission owner or ITO (an independent entity that would own and operate the electric transmission system) by June 30, 2000, as discussed later in the Electric Transmission section of Item 1.

------
ITEM  1  -  BUSINESS
--------------------

     In addition to the ISO / ITO provision in the Reliability Act, there are provisions which require the PSCW to develop rules on a number of topics including the owning, operating, and controlling of wholesale merchant plants in Wisconsin by Wisconsin investor owned utility affiliates; the cost treatment of electricity sales to customers that the utility does not have an obligation to serve including in-state wholesale contracts and out-of-state retail sales; the reporting requirements of utilities necessary for the commission to develop a strategic energy assessment and the setting of service standards for electric generation, transmission and distribution facilities. The PSCW has subsequently developed dockets for these issues and anticipates recommendations and decision on all topics by late 1999.

     The PSCW has reviewed four proposed models of restructuring the natural gas industry. The chosen model deregulates the gas purchasing and transportation functions by market segment as competition becomes effective and sustainable. The PSCW then separated natural gas restructuring into three phases. In Phase I, the PSCW ordered separation of gas purchasing activities associated with providing regulated services from those associated with providing unregulated services. Phase II developed standards of conduct governing opportunity sales of pipeline capacity and gas supply and imposed additional restrictions on transactions between a utility and its gas marketing affiliate. The restrictions are intended to ensure fair treatment of all market participants. Phase III focused on identifying regulatory or structural barriers that may prohibit competition; identifying standards to determine the level of competitiveness of the market and the level of necessary regulation, and identifying conditions to impose on marketers serving formerly regulated markets. In this phase it was also decided that consumer protection and customer service policy issues must be addressed before any markets are deregulated. An Essential Services workgroup developed and will submit a report to the PSCW in the first quarter of 1999 addressing customer protection and customer services issues. Once the PSCW makes a determination on consumer protections, it is anticipated that natural gas market restructuring efforts will resume.

     Michigan

     In January 1998 the Michigan Public Service Commission (MPSC) reaffirmed its order to open Michigan's retail electricity market to competition. The initial order directed large Michigan utilities to open 2.5 percent of their electric load to competition each year from 1997 to 2001, and that all Michigan electric customers would have access to a competitive market in 2002. The larger Michigan utilities continue to challenge the order. The lower courts have upheld the MPSC's authority to implement retail competition and a final decision by the state supreme court is expected in 1999. The smaller Michigan utilities, including NSP-Wisconsin, have continued their settlement discussions with the MPSC to allow full retail customer choice on January 1, 2002.

     Federal  Energy  Regulatory  Commission  (FERC)

     In 1996, the FERC issued Orders No. 888 and 889 to foster competition in the electric utility industry. These orders give competing wholesale suppliers the ability to transmit electricity through a utility's transmission system. Order No. 888 granted nondiscriminatory access to transmission service. Order No. 889 seeks to ensure a fair market by imposing standards of conduct on transmission system owners, by requiring separation of the wholesale power supply -- or merchant -- function from the transmission system operation function, and by mandating the posting of transmission availability and pricing information on an electronic bulletin board. These new open access rules became effective in 1996 and 1997. In 1997, the FERC issued clarifying final orders in response to rehearing requests by numerous market participants regarding Orders No. 888 and 889. These FERC clarifying final orders are currently being appealed in federal court.

     NSP has made open access transmission tariff filings and compliance filings with the FERC and believes it is taking the proper steps to comply with the new rules as they become effective.

     Electric  Transmission

	       In April 1998, NSP announced its intention to divest its electric transmission business to an independent company (an Independent Transmission Company or ITC) not affiliated with the rest of NSP's utility operations. Several developments have occurred since this commitment was made:

- On April 28, 1998, the Reliability Act became law. It includes provisions which allow the PSCW to order a public utility that owns transmission facilities in Wisconsin to transfer control of its transmission facilities to an ISO or divest the public utility's interest in its transmission facilities to an ITO if the public utility has not already transferred control to an ISO or divested to an ITO by June 30, 2000. Under certain circumstances, the PSCW has authority to waive imposition of such an order on June 30, 2000. At December 31, 1998, the net book value of NSP-Wisconsin's transmission assets was approximately $148 million. NSP-Wisconsin may attempt to obtain a legislative amendment in 1999 of the mandatory transfer or divestiture requirements of the new law.

ITEM  1  -  BUSINESS
--------------------

- In November 1998, NSP and Alliant Energy (Alliant), a neighboring utility, announced plans to develop an ITC which will provide electric transmission services to the upper midwest. The two companies are developing a relationship in which NSP will create an ITC which will own NSP's transmission assets and lease the transmission assets of Alliant. Lease terms have not been finalized. The ITC is intended to be a publicly traded entity and not an affiliate of NSP or Alliant. NSP and Alliant plan to seek the necessary approvals from state and federal regulators in 1999, with the ITC proposed to be operational in 2000.

- In November 1998, the members of Mid-Continent Area Power Pool (MAPP) rejected a proposal to establish a MAPP ISO. In December 1998, Minnesota Power Company (MP) filed a complaint with the FERC alleging that NSP violated its duty in a settlement agreement to work cooperatively to form an ISO by voting against the MAPP ISO. MP also wants NSP's transmission rate structure to be declared unreasonably discriminatory. MP is requesting the FERC to order NSP to join the newly formed Midwest ISO, or to order NSP to charge the Midwest ISO regional rate and to revoke NSP's market rate authority.

There is no guarantee that NSP will be successful in forming an ITC, or that if an ITC is formed it will include Alliant. In the event that NSP is successful in forming this ITC, NSP would ultimately divest its electric transmission assets. At December 31, 1998, the net book value of NSP's transmission assets was approximately $647 million. If NSP is not successful in forming an ITC, the Reliability Act currently would require the transfer of control of NSP-Wisconsin's transmission assets to an ISO, unless a waiver is granted.

     The timing of regulatory actions regarding electric and gas restructuring and their impact on NSP-Wisconsin and the industry cannot be predicted at this time and may be significant.

Construction  Authorization
---------------------------

     Before construction of a major electric project begins, NSP-Wisconsin must obtain various licenses and permits, including either a Certificate of Authority
(CA) or a Certificate of Public Convenience and Necessity (CPCN), from the PSCW. In 1998, the minimum project expenditure requiring a CA rose, generally, from $3.3 million to $5.0 million. Transmission line projects involving equipment with a capacity less than 100 Kilovolts (kV), costing less than $5 million, and of a length greater than 10 miles on new right-of-way, are subject to a review by PSCW staff. That review may lead to the full review process if the PSCW deems it necessary.

     Until the end of 1998 PSCW approval was required through the 'Advance Plan' process before a major electric generation or transmission project could receive a CPCN. NSP-Wisconsin filed an Advance Plan most recently in early 1998 and it was approved in January 1999. Starting in 1999, Advance Plan approval is no longer required for a CPCN to be issued for a major generation or transmission project (this was revised in the Reliability Act).

     NSP-Wisconsin is required to file a CPCN application for: 1) transmission lines greater than 200 kV and greater than 1 mile in length; 2) and transmission lines greater than 100 kV, greater than 1 mile in length and on new right-of-way and 3) generation projects with a capacity greater than 100 MW. Before the passage of the Reliability Act in May 1998, NSP-Wisconsin was required to file a CPCN application for all transmission line projects greater than 100 kV and greater than 1 mile in length and all generation projects with a capacity greater than 12 MW.

     In eastern Wisconsin, which is not served by NSP-Wisconsin, the compound effect of simultaneous generating facility outages and a transmission system already near capacity raised the possibility of rolling blackouts and system instability in that area during 1997. The PSCW and the Governor's office are studying proposals to amend the requirements for new electric generation and transmission facilities to promote the production of more electricity and the movement of more electricity to the state.

     NSP-Wisconsin, NSP-Minnesota, and Dairyland Power Cooperative of LaCrosse, Wis. propose to construct 230- and 115-Kv transmission lines and substations to improve and maintain electric service to northwestern Wisconsin and eastern Minnesota. There is a need for additional electrical service to eastern Minnesota and a critical need to construct facilities to maintain adequate reliability in northwestern Wisconsin. Some parties oppose the proposal. The major issue is the location and aesthetics of crossing the St. Croix River, which is a designated National Scenic Riverway. State agencies in Minnesota and Wisconsin are expected to issue decisions on the proposal by mid-1999. If approved, the companies expect the project to be in service by 2003.

ITEM  1  -  BUSINESS
--------------------

Ratemaking  Principles  in  Wisconsin  and  Michigan
----------------------------------------------------

     The PSCW and MPSC regulate the rates and service of NSP-Wisconsin with respect to retail sales within Wisconsin and Michigan, respectively, and various other aspects of NSP-Wisconsin's operations. The PSCW also exercises jurisdiction over the construction of certain electric and gas facilities and the issuance of new securities. NSP-Wisconsin is also subject to the jurisdiction of the FERC with respect to its sales to wholesale electric customers and certain other aspects of its operations, including the licensing and operation of hydro-electric projects and NSP-Wisconsin's Interchange Agreement (see Electric Operations-Interchange Agreement). Approximately 93 percent of NSP-Wisconsin's 1998 revenues from sales were subject to PSCW jurisdiction. Of the 93 percent, 75 percent was generated from retail electric revenues and the remaining 18 percent from retail gas revenues. NSP-Wisconsin's wholesale revenues from sales subject to FERC jurisdiction were approximately 4 percent of NSP-Wisconsin's 1998 revenues from sales with the remaining 3 percent of revenues from sales subject to MPSC jurisdiction.

       For the purpose of rate regulation, all three of the regulatory jurisdictions allow a "forward looking" test year corresponding to the time that rates are to be put into effect.

     The PSCW has a biennial filing requirement for processing rate cases and monitoring utilities' rates. By June 1 of each odd-numbered year, NSP-Wisconsin must submit filings for calendar test years beginning the following January 1. The filing procedure and subsequent review generally allow the PSCW sufficient time to issue an order effective with the start of the test year.

     The PSCW reviews each utility's cash position to determine if a current return on Construction Work in Progress (CWIP) will be allowed. The PSCW will allow either a current return on CWIP or capitalization of Allowance for Funds Used During Construction (AFC) at the adjusted overall cost of capital. NSP-Wisconsin currently capitalizes AFC on production and transmission CWIP at the FERC formula rate and on all other CWIP at the adjusted overall cost of capital.

Fuel  and  Purchased  Gas  Adjustment  Clauses
----------------------------------------------

     Wisconsin

      The Wisconsin automatic retail electric fuel adjustment clause was eliminated in the electric retail rate order issued by the PSCW in 1986. The electric fuel adjustment clause was replaced by a procedure which compares actual monthly and anticipated annual fuel costs with those costs which were included in the latest retail electric rates approved by the PSCW. If the comparison results in a difference outside a range of eight percent for the first month, five percent for the second month, or two percent for the remainder of the year, the PSCW may hold hearings limited to fuel costs and revise rates. This is subject to two year approval under the biennial rate case process. Effective January 1996, the fuel costs that are monitored include demand costs for sales, purchased power costs, and transmission wheeling expenses, which had been excluded prior to that date.

      On June 9, 1997 NSP-Wisconsin filed for an interim fuel cost surcharge to its retail electric rates under the fuel rules provisions of the Wisconsin Statutes. The surcharge was requested because fuel and purchased power costs had risen beyond the amount included in NSP-Wisconsin's rates due to unplanned and extended outages at NSP-Minnesota's nuclear generating stations and higher than projected costs to transmit electricity purchased from other utilities to NSP-Wisconsin's service territory. Effective September 25, 1997 the PSCW authorized NSP-Wisconsin to increase rates through a fuel cost surcharge of $0.00043 per Kilowatt-hour (kWh) of electricity sold to all Wisconsin retail electric customers, which produced approximately $574,000 of additional electric revenue in 1997 and approximately $1.6 million of additional electric revenue in 1998. The surcharge represented less than one percent of then-current rates and was the first rate increase implemented since January 1993. The surcharge ended when new base electric rates were implemented in September 1998.

     Gas rate schedules include a Purchased Gas Adjustment (PGA) clause that provides for rate adjustments to compensate for any difference between the current price of purchased gas and the price of purchased gas already included in rates. The current month's factor is based on the estimated purchased gas costs for that month.

     In 1996 the PSCW required all major gas utilities in Wisconsin to file proposed Gas Cost Recovery Mechanisms (GCRM) to replace the PGA. NSP-Wisconsin's modified proposal was approved in February 1999 to be effective March 1, 1999. The financial impact of the new GCRM will be substantially the same as the former PGA. Approximately 70 percent of NSP-Wisconsin's gas revenues represent recovery of gas costs through the GCRM.

ITEM  1  -  BUSINESS
--------------------

     NSP-Wisconsin's three year gas supply plan was approved by the PSCW in October 1998. PSCW approval is needed before gas supply costs can be recovered in the GCRM. The new plan allows NSP-Wisconsin to purchase additional pipeline capacity from NSP's subsidiary Viking Gas Transmission Company (Viking).

     Michigan

     NSP-Wisconsin's Michigan retail gas and electric rate schedules include Gas Cost Recovery Factors and Power Supply Cost Recovery Factors, respectively, which are based on a twelve-month projection of costs. The MPSC requires formal filing and subsequent approval of the factors. After each twelve-month period is completed, a reconciliation is submitted whereby over-recoveries are refunded and any under-recoveries are collected, including interest.

     In September 1997, NSP-Wisconsin filed an application for a Power Supply Cost Recovery Factor (PSCR) of $0.00172 per kWh of electricity sold to retail customers in Michigan, or approximately $250,000, which was approved and implemented in 1998. NSP-Wisconsin filed an application for its 1999 PSCR in September 1998. In February 1999 the MPSC authorized a PSCR of $0.00107 per kWh of electricity sold to retail customers in Michigan, which is projected to produce about $160,000 of incremental revenue. The PSCR is a method of recovering the difference between the actual cost of fuel for electric generating plants and purchased electricity and the amount assumed in base electric rates.

     Wholesale

     Eight wholesale customers are on a rate schedule which includes a fuel adjustment factor based on variations between estimated electric fuel and purchased power costs and actual fuel and purchased power costs. The remaining 2 wholesale customers have fixed rate contracts which do not include a fuel adjustment factor.

Rate  Matters  by  Jurisdiction
-------------------------------

     Wisconsin

     During November 1997, NSP-Wisconsin filed retail electric and gas rate cases with the PSCW requesting an annual increase of approximately $12.7 million, or 4.3 percent, in retail electric rates and an annual decrease of $1.7 million, or 1.9 percent, in retail gas rates. On September 15, 1998 the PSCW issued a rate order which authorizes:

-  a  $7.3  million,  or  2.5  percent,  increase  in  electric  rates,
-  a  $1.9  million,  or  2.2.  percent,  decrease  in  gas  rates,
-  an  11.9  percent  return  on  common  stockholder's  equity,
-  recovery of the amount paid through December 31, 1997, for investigation and environmental remediation at a site near a former manufactured gas plant in Ashland, Wis.,
- recovery of $4.3 million of deferred and ongoing NTS costs (discussed later), and
-  the  recovery   of   approximately   $780,000   of    decommissioning     and
   decontamination (D&D) assessments (discussed later) that had been deferred from NSP-Wisconsin's last rate proceeding, plus ongoing costs.

     In July 1997, NSP-Wisconsin received authorization from the PSCW to defer its share of Network Transmission Service (NTS) costs incurred after May 23, 1997. (NTS costs relate to operating and maintaining the regional electric transmission network that NSP shares with other qualifying regional utilities.) Beginning in the third quarter of 1997, NSP-Wisconsin began deferring these costs, including a retroactive adjustment to May 23, 1997. At December 31, 1998, $2.6 million of NTS costs were deferred. These deferred NTS costs are being recovered in the new electric rates approved in 1998.

     In its order regarding NSP-Wisconsin's 1997 rates, the PSCW denied current rate recovery of the federal government's assessment for the D&D of federal uranium enrichment facilities based on a court decision involving another utility that these assessments were unlawful. However, the PSCW did state that they would allow future rate recovery of these costs with interest if the courts ultimately decided the assessments must be paid. While the case was under appeal, NSP-Wisconsin continued to pay the assessments and defer the cost as a regulatory asset. On May 6, 1997, the United States Court of Appeals reversed the lower court's earlier decision that these assessments were unlawful. Accordingly, NSP-Wisconsin is recovering D&D assessments in its 1998 Wisconsin retail electric rates.

ITEM  1  -  BUSINESS
--------------------

     Michigan

     On January 6, 1999, the MPSC approved a settlement agreement authorizing NSP-Wisconsin to restructure its Michigan retail electric rates. The settlement more closely aligns rates with the cost to provide service to various classes of customers. It will decrease rates for some customers and increase rates for others, but it will not change the total amount of revenue expected to be collected from all Michigan retail electric sales. An 11.9% return on equity was authorized.

     FERC-Electric

     In response to changes in the wholesale electric market, NSP-Wisconsin is providing discounts and negotiated services to be competitive. All ten municipal wholesale customers have current power supply arrangements under which they will purchase the majority of their power supply requirements from NSP-Wisconsin.

    In February and March of 1998, NSP filed wholesale point-to-point and NTS rate cases with the FERC. The proposed point-to-point rates would, if approved, increase third party transmission service revenue by approximately $3 million annually, and increase ancillary service revenues by $1 million. The NTS tariff change would, if approved, reduce NTS costs from 1997 levels. During April 1998, the FERC votedto allow the proposed increases in point-to-point and ancillary service rates effective October 1, 1998, subject to refund, and to consolidate the cases. In late 1998, NSP reached a settlement in principle with the parties to the case. The settlement is expected to be filed in the first quarter of 1999 and is subject to FERC approval.

     On  November  24,  1998,  Wisconsin  Electric Power Company (WEPCO) filed a complaint against NSP with the FERC relating to transmission service curtailments. In March 1999 NSP and WEPCO reached a settlement in principle. NSP and WEPCO will file the agreement with the FERC and anticipate their decision before summer 1999.

			       ELECTRIC OPERATIONS
			       -------------------

     Competition
     -----------

     NSP-Wisconsin's electric sales are subject to competition in some areas from municipally owned systems, electric cooperatives, other utilities and independent power producers. Electric service also increasingly competes with other forms of energy. The degree of competition may vary from time to time. Although NSP-Wisconsin cannot predict the extent to which its future business may be affected by supply, relative cost, or promotion of other electricity or energy suppliers, NSP-Wisconsin believes that it will be in a position to compete effectively.

     The Energy Policy Act of 1992 (Energy Act) amends the Public Utility Holding Company Act of 1935 (PUHCA) and the Federal Power Act. Among many other provisions, the Energy Act is designed to promote competition in the development of wholesale power generation in the electric utility industry. It exempts a new class of independent power producers from regulation under the PUHCA. The Energy Act also allows the FERC to order wholesale "wheeling" by public utilities to provide utility and non-utility generators access to public utility transmission facilities. The provision allows the FERC to set prices for wheeling, which will allow utilities to recover certain costs. The costs would be recovered from the companies receiving the services, rather than the utilities' retail customers. The market-based power agreement filings with FERC and the open access orders issued by FERC (as discussed in "Regulation and Rates," herein) reflect the trend toward increasing transmission access under the Energy Act.

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

ITEM  1  -  BUSINESS
--------------------

     Many states are currently considering proposals to increase competition in the supply of electricity As discussed previously, regulators in Wisconsin and Michigan are currently considering what actions they should take regarding electric industry competition, including restructuring. NSP-Wisconsin believes that, under such restructuring plans, utilities should retain direct operational responsibility of their transmission and distribution systems, and that utilities should be permitted to recover the cost of their investments made under traditional regulation, including any "stranded costs." The timing of regulatory actions regarding restructuring and their impact on NSP-Wisconsin cannot be predicted at this time and may be significant.

     NSP  System
     -----------

	  NSP-Wisconsin's electric production and transmission systems are interconnected with the production and transmission system of NSP-Minnesota (the "NSP System").

     The NSP System includes coal, nuclear, natural gas, waste wood, and refuse derived fuel (RDF) steam generating plants, gas and oil fired combustion turbines, hydroelectric plants, an interconnection with the Manitoba Hydro-Electric Board for the purpose of exchanging power, and extra-high voltage transmission facilities for interconnection to Kansas City, Milwaukee and St. Louis to provide the necessary back-up for large power plants in those regions.

     NSP-Minnesota operates two nuclear generating plants: the single unit, 578 Mw Monticello Nuclear Generating Plant and the Prairie Island Nuclear Generating Plant with two units having a total summer capacity of 1,052 Mw. The Monticello Plant commenced operation in 1971 and is licensed to operate until 2010. Prairie Island Units 1 and 2 commenced operation in 1973 and 1974 and are licensed to operate until 2013 and 2014, respectively. The ability of these nuclear plants to continue operating until the end of the license periods is dependent upon the availability of storage facilities for used nuclear fuel. The Monticello plant has sufficient temporary storage for used fuel to operate until 2010. With the additional on-site dry cask fuel storage facilities approved by the Minnesota Legislature in 1994, the Prairie Island plant is expected to have sufficient temporary storage capacity to operate until 2007.

     The  Nuclear Waste Policy Act stipulated that the U.S. Department of Energy
(DOE) execute contracts with utilities that own nuclear generating facilities, such as NSP-Minnesota, that require the DOE to begin accepting spent nuclear fuel no later than January 31, 1998. In 1996, the DOE notified commercial spent fuel owners of an anticipated delay in accepting spent nuclear fuel by the required date of January 31, 1998, and conceded that a permanent storage or disposal facility will not be available until at least 2010. Accordingly, NSP has been providing, with regulatory and legislative approval, its own temporary on-site storage facilities at its Monticello and Prairie Island nuclear plants. NSP-Minnesota may have to rely on these on-site or contracted off-site facilities for storage of used fuel to continue operations of its nuclear plants until a DOE disposal or storage facility is ready. (See related legal proceedings under Item 3 - Legal Proceedings, herein.)

     In April 1998, NSP announced its intention to divest its nuclear generation business to an independent company. During 1999, NSP and neighboring utilities Wisconsin Energy Corp., and Wisconsin Public Service Corp. formed a nuclear management company. Another neighboring utility, Alliant Energy, is seeking Securities and Exchange Commission approval to join the nuclear management company. At December 31, 1998 the net book value of NSP's nuclear assets (excluding decommissioning investments and obligations) was approximately $737 million.

     Capability  and  Demand
     -----------------------

     NSP-Wisconsin's record peak demand occurred on July 14, 1998, and was 1,172 Mw. As a member of MAPP, NSP's reserve requirement is determined jointly with the other parties to the MAPP Agreement. Currently, the minimum reserve requirement is 15 percent of the NSP System's maximum demand. The reserve requirement reflects the benefit of MAPP members sharing their reserves to protect against equipment failures on their systems (see Electric Power Pooling Agreements).

     NSP-Wisconsin primarily relies on plants operated by NSP-Minnesota for base load generation. Historically, approximately 80 percent of the total kWh requirements of NSP-Wisconsin were provided by NSP-Minnesota generating facilities or purchases made by NSP-Minnesota for system use.

     NSP-Wisconsin owns fourteen thermal electric generating units on four sites and nineteen hydroelectric plants. These plants are used as "peaking plants" - called into service during periods of high demand for electricity - or as "intermediate load" plants to supplement the output of NSP-Minnesota's base load plants. NSP-Wisconsin's electric generating units are described in Item 2 - Properties.

ITEM  1  -  BUSINESS
--------------------

Demand  Side  Management
------------------------

     NSP-Wisconsin continues to implement various Demand Side Management (DSM) programs designed to improve load factor and reduce NSP-Wisconsin's power production cost and system peak demands, thus reducing or delaying the need for additional investment in new generation and transmission facilities. NSP-Wisconsin currently offers a broad range of DSM programs to all customer sectors, including information programs, incentive programs, and rate incentive programs. These programs are designed to respond to customer needs and focus on increasing the value of service that will, over the long term, reduce NSP-Wisconsin's capital requirements and help its customer base become more stable, energy efficient and competitive.

     In response to PSCW direction to move DSM to third party providers, NSP-Wisconsin has increased its efforts to:
-  become  a  provider  of  energy  efficiency information and training,
-  decrease  reliance  on  utility  sponsored  programs,
- increase the availability of energy efficiency services provided by third parties in its service territory, and
- link customers who can benefit from energy efficiency improvements with third-party service providers.

     Since 1986, NSP-Wisconsin's retail DSM programs have achieved 228 Mw of summer peak demand reduction, exceeding NSP-Wisconsin's goal of reducing summer peak demand by 216 Mw by the end of 1998 by 12 Mw. This is equivalent to 19 percent of NSP-Wisconsin's 1998 summer peak demand. These impacts were obtained through appliance, lighting, motor, and cooling efficiency and process improvements, peak curtailable and time-of-use rate applications and direct load control of water heaters and air conditioners. NSP-Wisconsin continues to focus on improving the cost-effectiveness of its DSM programs through market research studies and program evaluations.

     Since January 1, 1996, NSP-Wisconsin has been allowed to immediately expense rather than defer and amortize certain DSM program expenditures.
Expenditures  incurred  prior  to  1996  continue  to  be  amortized.

     As the electricity market becomes more competitive in the future, the utilities' role in providing DSM programs may change dramatically. Whatever utilities' future role, NSP-Wisconsin remains committed to helping customers manage their energy costs. Therefore, NSP-Wisconsin will continue to encourage the development of a competitive market for energy efficiency programs. NSP-Wisconsin anticipates that, in the future, it will act mainly as the facilitator between customers and providers of energy-efficiency services.

Intercompany  Agreements
------------------------

     The electric production and transmission costs of the NSP System are shared by NSP-Wisconsin and NSP-Minnesota. The cost-sharing arrangement between the companies is referred to as the Interchange Agreement. It is a FERC regulated agreement and has been accepted by the PSCW and the MPSC for determination of costs recoverable in rates by NSP-Wisconsin for charges from NSP-Minnesota in rate cases.

     NSP filed an updated Administrative Services Agreement (NSP-Wisconsin and NSP-Minnesota share some administrative services and related costs) with the PSCW and Minnesota Public Utilities Commission (MPUC) in October 1998. The update does not fundamentally change the nature of the relationship between the parties, but rather refines the services that may be exchanged and addresses the cost allocation methods to be used. The updated Agreement requires a full cost allocation in place of the incremental cost method used in the previous agreement, and places an explicit restriction on sharing non-utility resources. The new Agreement, estimated to increase the NSP-Wisconsin costs by approximately $750,000 in 1999, was approved by the PSCW in January 1999, the MPUC in March 1999, and became effective January 1, 1999.

     Historically NSP-Wisconsin's share of the NSP System annual production and transmission costs has been between 15 to 16 percent. Revenues received from billings to NSP-Minnesota for its share of NSP-Wisconsin's production and transmission costs are recorded as electric operating revenues on
NSP-Wisconsin's income statement. The portions of NSP-Minnesota's production and transmission costs that were charged to NSP-Wisconsin were recorded as purchased and interchange power expenses and other operation expenses, respectively, on NSP-Wisconsin's income statement. (See Note 6 to Financial Statements).

ITEM  1  -  BUSINESS
--------------------

     Under the Interchange Agreement, NSP-Wisconsin could be charged a portion of the cost of an assessment made against NSP-Minnesota pursuant to the Price-Anderson liability provisions of the Atomic Energy Act of 1954. (See Note 8 to the Financial Statements).

Electric  Power  Pooling  Agreements
------------------------------------

     Many of the NSP System's power purchases from other utilities are coordinated through MAPP. The MAPP agreement provides for the members to coordinate the installation and operation of generating plants and transmission line facilities. The terms and conditions of the MAPP agreement and transactions between MAPP members are subject to the jurisdiction of the FERC.

Fuel  Supply
------------

     In 1998 NSP-Wisconsin shared in the fuel supply costs incurred by NSP-Minnesota in accordance with the Interchange Agreement. Coal and nuclear fuel will continue to be the dominant fuels for NSP System generating plants over the next several years and natural gas, oil, refuse derived fuel, waste materials, renewable sources, and wood will also continue to be used. The actual fuel mix for 1998, and the estimated fuel mix for 1999 and 2000, are as follows:

			    Fuel  Use  on  Btu  Basis
			    -------------------------
				     (Est.)        (Est.)
			1998          1999          2000
			----          ----          ----

     Coal              60.3%         58.8%         59.5%
     Nuclear           35.0%         37.6%         37.0%
     Other              4.7%          3.6%          3.5%

Electric  Operating  Statistics
-------------------------------

     The  following  table  summarizes  the  revenues,  sales and customers from
NSP-Wisconsin's  electric   business,   excluding  sales  to  NSP-Minnesota  and
miscellaneous  revenues:

OPERATING  STATISTICS
---------------------
						1998          1997          1996          1995          1994
						----          ----          ----          ----          ----
ELECTRIC  REVENUE  (THOUSANDS)
    Residential                              $ 121 178     $ 117 490     $ 118 557     $ 121 073     $115 949
    Commercial and industrial                  184 137       175 438       169 189       169 416      165 639
					       -------       -------      --------       -------     --------
    Total  retail                              305 315       292 928       287 746       290 489      281 588
    Sales  for  resale                          16 769        16 429        17 391        17 902       17 414
					      --------       -------      --------       -------     --------
    Total                                    $ 322 084     $ 309 357     $ 305 137     $ 308 391    $ 299 002
					     =========     =========     =========     =========    =========

SALES  (MILLIONS  OF  KILOWATT-HOURS)
    Residential                                  1 706         1 681         1 706         1 718        1 642
    Commercial and industrial                    3 674         3 528         3 405         3 327        3 212
						 -----         -----         -----         -----        -----
    Total  retail                                5 380         5 209         5 111         5 045        4 854
    Sales  for resale                              462           455           458           456          438
						------        ------        ------        ------       ------
    Total                                        5 842         5 664         5 569         5 501        5 292
						======        ======        ======         =====        =====

CUSTOMER  ACCOUNTS  (DECEMBER  31)
    Residential                                187 977       184 921       183 036       181 151      178 473
    Commercial  and  industrial                 31 538        31 002        30 695        30 388       29 704
						------       -------       -------       -------      -------
    Total  retail                              219 515       215 923       213 731       211 539      208 177
    Sales  for  resale                              10            10            10            10           10
					       -------       -------       -------       -------      -------
    Total                                      219 525       215 933       213 741       211 549      208 187
					       =======       =======       =======       =======      =======

     In early 1998, Fort James Corp. closed its Ashland, Wis. paper mill. It was one of NSP-Wisconsin's ten largest electric and gas customers, purchasing in excess of $2 million of utility services from NSP-Wisconsin annually. The financial effect of losing this customer was reflected in NSP-Wisconsin's 1998 Wisconsin rate filing.

ITEM  1  -  BUSINESS
--------------------

				 GAS OPERATIONS
				 --------------

     NSP-Wisconsin has a strategy of holding a diversified portfolio of natural gas supplies and transportation arrangements. It relies entirely on third party suppliers for its natural gas supply needs, and uses pipelines only for transportation and storage services.

     The natural gas supply network throughout North America is an integrated gas transportation grid enabling NSP-Wisconsin to purchase natural gas from numerous suppliers, obtain contracts for transportation service on directly connected and upstream pipelines, and to flexibly deliver the supplies to NSP-Wisconsin's gas service territory. In addition, NSP-Wisconsin has directly contracted for underground storage and owns and operates liquefied natural gas and propane-air peak shaving facilities. NSP-Wisconsin's diversified supply and transportation contracts, as well as underground storage and peak shaving facilities, provide NSP-Wisconsin with the ability to meet customer needs with reliable and economic natural gas supply.

     The PSCW is continuing to investigate the need to change natural gas regulation in Wisconsin as a result of changes in the structure of natural gas utility pipeline services provided to all gas utilities. The PSCW is advocating a market model in which gas costs will be deregulated by segment, where competition is effective. Distribution service will remain regulated.

     NSP-Wisconsin continues to hold annual and/or winter peaking transportation contracts with Northern Natural Gas Company, Great Lakes Transmission Limited Partnership, Northern Border Pipeline Company, Viking, and TransCanada Pipeline, LTD. NSP-Wisconsin's ability to operate in a competitive gas market was expanded through NSP-Minnesota's acquisitions of Viking in June 1993. Viking allows NSP continued access to competitive interstate natural gas transportation.

     On July 1, 1998, NSP-Wisconsin completed the acquisition of Natural Gas, Inc. (NGI), a natural gas utility serving approximately 1,900 customers in the New Richmond, Wis. area. The transaction was a tax-free reorganization for tax purposes and was recorded as a 'pooling of interests' for accounting purposes. Financial statements for prior periods were not restated because the combination had only an immaterial effect on operating results and financial condition.

Gas  Operating  Statistics
--------------------------

     The following table summarizes the revenues, sales and customers from NSP-Wisconsin's gas business, excluding sales to NSP-Minnesota and miscellaneous revenues (including purchased gas adjustments):


				    1998         1997       1996        1995       1994
				    ----         ----       ----        ----       ----
REVENUES  (THOUSANDS)
    Residential                   $35 034     $39 989     $41 382     $37 251     $34 297
    Commercial  & Industrial       43 620      49 459      47 033      43 189      40 404
				   ------      ------      ------      ------      ------
    Total                         $78 654     $89 448     $88 415     $80 440     $74 701
				 ========    ========     =======     =======     =======

SALES  (THOUSANDS  OF  MCF)
     Residential                    5 168       5 848       6 457       5 873       5 316
     Commercial  & Industrial      12 784      13 132      13 557      13 078      11 750
				   ------      ------      ------      ------      ------
     Total                         17 952      18 980      20 014      18 951      17 066
				  =======     =======     =======      ======      ======

CUSTOMER  ACCOUNTS  (DECEMBER  31)
     Residential                   72 673      68 631      65 868      63 176      60 194
     Commercial  &  Industrial     10 277       8 809       8 657       8 377       8 012
				   ------     -------     -------     -------      ------
     Total                         82 950      77 440      74 525      71 553      68 206
				  =======     =======     =======      ======      ======

------
ITEM  1  -  BUSINESS
--------------------

			      ENVIRONMENTAL MATTERS
			      ---------------------

     NSP-Wisconsin regularly monitors its operations to prevent adverse impacts to the environment, and it takes timely corrective actions where past practices have had a negative impact on the environment. Significant resources are dedicated to environmental training, monitoring and compliance matters. NSP-Wisconsin strives to maintain compliance with all applicable environmental laws.

     The WDNR has been authorized by the United States Environmental Protection Agency (EPA) to administer the National Pollutant Discharge Elimination System Permits under the Federal Water Pollution Control Act Amendments of 1977. Such permits are required for the lawful discharge of any pollutant into navigable waters from any point source (e.g. power plants). Permits have been issued for all of NSP-Wisconsin's applicable plants and all plants are in compliance with permit requirements.

     NSP-Wisconsin presently operates hydro, coal, natural gas, tire-derived fuel, railroad tie, oil-fired, wood and refuse-derived fuel/wood-fired generation equipment. The WDNR has jurisdiction over emissions to the atmosphere from the operation of NSP-Wisconsin's power plants. The operation of NSP-Wisconsin's generating plants substantially conforms to federal and state limitations pertaining to discharges into the air.

     Regulatory approval is required for the construction of generating plants and major transmission lines. Also, additional regulations have been instituted governing the use, transport, disposal and inspection of hazardous material and electrical equipment containing polychlorinated biphenyls (PCB's). NSP-Wisconsin has procedures in place to comply with these regulations.

     In September 1998 the EPA released nitrogen oxide emission regulations affecting 22 states, including Wisconsin. The goal of the new regulations is to reduce nitrogen oxide emissions by approximately 85 percent. Two of NSP-Wisconsin's steam electric generators and eight of its combustion turbines are subject to this action. If the WDNR implements the regulation as outlined by the EPA, NSP-Wisconsin's initial estimates are that compliance will require the payment of $25 to $45 million for capital improvements, plus $3 million each year for additional operation and maintenance expense.

     NSP-Wisconsin has joined with two other Wisconsin-based utilities as well as the Wisconsin Paper Council and Wisconsin Manufacturers and Commerce industrial organizations to request a judicial review of the EPA's final nitrogen oxide rules. NSP-Wisconsin believes that the EPA improperly included Wisconsin in the scope of the regulatory action, and it improperly calculated potential emissions of nitrogen oxides reducing the allowable emission limits for the state.

     In 1996 NSP-Wisconsin received two Notices of Violation (NOV) from the WDNR stating that dioxin emissions from unit 2 of the French Island generating plant had exceeded allowable levels. Corrective action brought dioxin emissions within acceptable limits by the end of 1997. The WDNR will close the NOV when it issues a new operating permit.

     NSP-Wisconsin may be involved in the cleanup and remediation of five sites of former landfills or manufactured gas plants. NSP-Wisconsin's responsibility for these sites is discussed in Note 8 to the Financial Statements.

     In December 1997, nearly 160 nations adopted the "Kyoto Protocol to the United Nations Framework Convention on Climate Change" (the Kyoto Protocol). The Kyoto Protocol obligates developed nations to meet certain emissions targets; specific limits vary from country to country. If the Kyoto Protocol is approved internationally and if the U.S. is a party, the Kyoto Protocol would impose, during the first commitment period of 2008 - 2012, a binding obligation on the U.S. to reduce its emissions of carbon dioxide, methane and nitrous oxide to a level 7 percent below 1990 levels and its emissions of hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride by 7 percent below 1990 or 1995 levels. The Kyoto Protocol must be ratified by the U.S. Senate in order for the U.S. to become a party to the protocol. Major provisions of the Kyoto Protocol, such as an international emissions trading program, have yet to be developed. Until they are developed the impact on NSP cannot be predicted.

ITEM  1  -  BUSINESS
--------------------

			   CONSTRUCTION AND FINANCING
			   --------------------------

     During the five years ended December 31, 1998, NSP-Wisconsin had gross additions to utility plant in service of approximately $268 million. Included in NSP-Wisconsin's gross additions is $29 million for electric production facilities, $156 million for other electric properties, $33 million for gas utility properties, and $50 million for other utility properties. Based on studies made by NSP-Wisconsin, the weighted average age of depreciable property was 14.64 years at December 31, 1998.

     Expenditures for NSP-Wisconsin's construction programs for the five-year period 1998-2002, are estimated to be as follows:

     Year          Estimated  Construction  Expenditures
     ----          -------------------------------------
		   (millions  of  dollars)

     1999          $84
     2000           88
     2001           70
     2002           82
     2003           78
		 ------

     TOTAL        $402
		  ====

     The largest projects included in these estimates are to construct a new 230 kV electric transmission line between Chisago County, Minn. and Amery, Wis. and a new 161 kV line between Stone Lake, Wis. and the Bay Front Generating Plant in Ashland, Wis., and to rebuild transmission lines between Baldwin and Abbotsford, Wis. These projects' estimated total cost is $70.6 million, of which about $21.9 million will be spent in 1999. The 1999 construction expenditures are estimated to include approximately $65.2 million for electric facilities, $6.6 million for gas facilities and $12.5 million for general plant and equipment. It is presently estimated that approximately 76 percent of the 1999-2003 construction expenditures will be provided by internally generated funds, with the remainder from the issue of short-term and long-term debt. At December 31, 1998, NSP-Wisconsin's short-term borrowing payable to NSP-Minnesota were $55.9 million. The PSCW has authorized up to $80.0 million of short-term borrowing. NSP-Wisconsin currently projects the need for $20 million of common stock equity from NSP-Minnesota in 2000 and $50 million of long-term debt in 1999 to finance the estimated construction expenditures for the 1999-2003 construction program.

     The foregoing estimates of future construction expenditures, internally generated funds and external financing requirements can be affected by many factors, including load growth, competition, inflation, changes in the tax laws, rate relief, earnings and regulatory actions. Major electric and gas utility projects in Wisconsin are currently subject to the jurisdiction of the PSCW and require its approval. Hence, the above estimated construction program and financing program could change from time to time due to variations in these other factors.

Bond  Ratings
-------------

     NSP-Wisconsin's first mortgage bonds are currently rated AA by Standard and Poor's Corporation, AA by Duff & Phelps, Inc., and AA by Fitch Investors Service, Inc. On July 15, 1997, Moody's Investors Service upgraded the credit ratings of NSP-Wisconsin's first mortgage bonds from A1 to Aa3, and the unsecured resource recovery bonds guaranteed by NSP-Wisconsin from A2 to A1. NSP-Wisconsin's financial and competitive position were among the factors cited for the upgrade. These ratings are the opinions of the rating agency and an explanation of the significance of these ratings may be obtained from them. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

			 EMPLOYEES AND EMPLOYEE BENEFITS
			 -------------------------------

     At year end 1998, the total number of full- and part-time employees of NSP-Wisconsin was 955. About 400 employees of NSP-Wisconsin are represented by one local of the International Brotherhood of Electrical Workers under a three year collective bargaining agreement which was ratified by NSP-Wisconsin's union membership on April 10, 1997. All provisions of this new agreement were effective retroactively to January 1, 1997 and extend to December 31, 1999.

ITEM  1  -  BUSINESS
--------------------

     Recent changes to NSP-Wisconsin's employee and retiree benefits, which support a broad NSP goal of providing market-based benefits, include:

     WAGE INCREASES: NSP-Wisconsin uses data from surveys of other local and regional companies to determine the rate of compensation for its nonbargaining employees. In 1998 and 1999 nonbargaining employees received average wage increases of 3.2 percent and 3.4 percent, respectively. Bargaining employees received 2 percent per year wage increases in 1998 and 1999 under the new collective bargaining agreement.

     RETIREMENT PLAN CHANGES: Effective January 1999, NSP revised its retirement plans for nonbargaining employees as follows:

- The retiree medical plan was discontinued for employees retiring after December 31, 1998.

- The qualified pension plan was enhanced to provide a Retirement Spending Account and enhanced Social Security supplement to use for medical coverage or to supplement pension benefits.

- The 401(k) plan was enhanced, increasing the amount of employee contributions matched by NSP.

Bargaining  employee  benefit  plans  are  unchanged  for  1999.

------
ITEM  2  -  PROPERTIES
----------------------

Electric  Utility
-----------------

     NSP-Wisconsin's  electric  generating  facilities  are:

						  Year              Summer
     Station  and  Units          Fuel          Installed        Capability (Mw)
     -------------------          ----          ---------        ---------------
     Combustion  Turbine:
     Flambeau  Station          Gas/Oil           1969                 12
     Park  Falls,  WI
	 (1  unit)
     Wheaton                    Gas/Oil           1973                342
     Eau  Claire,  WI
	 (6  units)
     French  Island                 Oil           1974                142
     La  Crosse,  WI
	 (2  units)
     Steam:
     Bay  Front              Coal/Wood/         1945-1960              73
     Ashland,  WI                   Gas
	 (3  units)
     French  Island            Wood/RDF         1940-1948              29
     La  Crosse,  WI
	 (2  units)
     Hydro  Plants:
     (19  plants)                             Various dates           251
								      ---
     TOTAL                                                            849
								      ===

     At December 31, 1998, NSP-Wisconsin owned approximately 2,400 structure miles of electric transmission lines and 9,600 structure miles of electric distribution lines. Virtually all of the land and personal property owned by NSP-Wisconsin is subject to the lien of its first mortgage bond indentures pursuant to which NSP-Wisconsin has issued first mortgage bonds.

     Gas  Utility
     ------------

     The gas properties of NSP-Wisconsin include approximately 1,700 miles of natural gas distribution mains. NSP-Wisconsin owns two liquefied natural gas
(LNG)  facilities  with  a  combined  storage capacity of 0.3 Billion Cubic Feet
(Bcf), and two propane-air plants with a storage capacity of 0.02 Bcf, to supplement the supply of natural gas available during periods of high demand. The two LNG facilities are located in Eau Claire and LaCrosse, Wis. The LaCrosse LNG facility is currently not in service. In January 1993, NSP-Wisconsin installed temporary propane-air facilities with a capacity of 144,000 gallons to further supplement its gas supply in the LaCrosse, Wis. area during peak periods and, in 1998, NSP-Wisconsin added a second propane-air plant in New Richmond, Wis., with the acquisition of NGI.

------
ITEM  3  -  LEGAL  PROCEEDINGS
------------------------------

     In the normal course of business, NSP-Wisconsin is a party to routine claims and litigation arising from prior and current operations. NSP-Wisconsin is actively defending these matters and has recorded an estimate of the probable cost of settlement or other disposition.

     The DOE is required by statute and contract to accept spent nuclear fuel from NSP System nuclear generating facilities no later than January 31, 1998. In 1996 the DOE notified commercial spent nuclear fuel owners that it could not accept their spent nuclear fuel by January 31, 1998 and that a permanent storage or disposal facility would not be available until at least 2010. NSP and other affected parties have commenced lawsuits against the DOE to require them to meet their contractual obligations and to escrow payments that are being made to them for the permanent disposal program. NSP has also commenced an action to recover damages caused by the DOE's breach of its statutory and contractual obligation to accept spent nuclear fuel. The DOE's failure to fulfill its obligation has increased NSP's expenses for interim storage of spent nuclear fuel and related issues, may impact the length of time NSP System nuclear generating facilities can operate, and has led to concern over past payments to the DOE by utility customers to fund the permanent disposal program.

     NSP-Wisconsin was given a favorable ruling in a service dispute with Eau Claire Electric Cooperative (EC Co-op). EC Co-op had installed electric service to a new industrial park in Osseo, Wis., which is a NSP-Wisconsin franchise area. NSP-Wisconsin filed a complaint with the PSCW and requested that it be allowed to serve the park. On October 29, 1998, the PSCW ruled in favor of NSP-Wisconsin. The ruling gave NSP-Wisconsin the exclusive right to serve the park, and it directed the EC Co-op to sell their facilities to NSP-Wisconsin or remove them within 30 days. The matter has been appealed by the EC Co-op and is currently pending before the Dane County circuit court.

     On February 20, 1999, a person who was not an NSP employee was killed while working with a hydraulic press at NSP-Wisconsin's Western Avenue Service Center. This person was on the premises with an NSP employee. No legal action has been taken to date.

     As discussed in Note 8 to the Financial Statements in Item 8, NSP and Wisconsin Electric Power Company have reached a settlement in principle in a dispute relating to transmission service curtailments.

     For a discussion of environmental proceedings, see "Environmental Matters" under Item 1, incorporated by reference. For a discussion of proceedings involving NSP-Wisconsin's utility rates, see "Regulation and Rates" under Item 1, incorporated by reference.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------

     None

PART  II
ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     --------------------------------------------------

     This  is  not  applicable  as  NSP-Wisconsin  is a wholly owned subsidiary.

ITEM  6  -  SELECTED  FINANCIAL  DATA
-------------------------------------

     This is omitted per conditions set forth in general instructions I (1) (a) and (b) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ---------------------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in general instructions I (1)
(a) and (b) of Form 10-K for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations as set forth in general instructions I (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format). This analysis will primarily compare its revenue and expense items for the year ended December 31, 1998 with the year ended December 31, 1997.

RESULTS  OF  OPERATIONS

     NSP-Wisconsin's net income for the year ended December 31, 1998 was $32.2 million, down from the $37.4 million earned in the same period of 1997.
Operating  income  decreased  $4  million  from  1997.

Electric  Sales  and  Revenues
------------------------------

     ELECTRIC REVENUES in total increased $15.6 million in 1998. Revenue from customers increased $12.4 million or 4.2 percent in 1998 as compared to 1997 primarily due to higher sales levels and a rate increase. Total electric sales volumes increased 3.1 percent in 1998 as compared to 1997 due to customer and sales growth, partially offset by less favorable weather in 1998 than 1997. NSP-Wisconsin was allowed an electric rate increase of 2.5 percent on September 15, 1998 as discussed in the Rate Matters section of Item 1. The remaining $3.2 million increase in electric revenues relates to higher Interchange Agreement billings to NSP-Minnesota for energy delivered and cost allocations.

Gas  Sales  and  Revenues
-------------------------

     GAS REVENUES in 1998 decreased $10.9 million or 12.2 percent as compared with 1997 primarily due to lower sales volume and lower natural gas costs in 1998, which flow through customer rates via the GCRM. Total gas sales volume decreased 5.9 percent in 1998 compared with 1997 primarily due to unfavorable winter weather.

Operating  Expenses  and  Other  Factors
----------------------------------------

     PURCHASED AND INTERCHANGE POWER and FUEL FOR ELECTRIC GENERATION together increased $11.6 million or 6.1 percent in 1998 from 1997 mainly due to additional power purchases from NSP-Minnesota and the usage of higher cost peaking plants to support increased sales levels. Power purchases from NSP-Minnesota were more expensive in 1998 due to unplanned and extended outages at NSP-Minnesota's nuclear generating stations in 1998.

     GAS PURCHASED FOR RESALE decreased $8.1 million, or 13.3 percent, in 1998 primarily due to reduced purchase requirements due to the effect of warm winter weather on gas sales, and also to lower costs per unit of gas.

     OTHER OPERATION, and MAINTENANCE EXPENSES together increased $4.2 million, or 6.4 percent, in 1998 as compared to 1997 primarily due to increased transmission interchange costs billed from NSP-Minnesota, the amortization of NTS costs approved in the September PSCW rate order as discussed in the Rate Matters section of Item 1, and higher post employment benefit costs in 1998.

     ADMINISTRATIVE AND GENERAL, and CONSERVATION AND DEMAND SIDE MANAGEMENT EXPENSES together increased $2.6 million or 9.7 percent in 1998 as compared to 1997 due to increased benefit expenses discussed in Note 5 to the Financial Statements, partly offset by lower conservation and DSM expenses allowed in the September PSCW rate order discussed in the Rate Matters section of Item 1.

     DEPRECIATION AND AMORTIZATION increased $1.3 million, or 3.5 percent, in 1998 from 1997 due to increases in the Company's plant in service.

     INCOME TAX decreased $3.3 million in 1998 from 1997 reflecting lower pretax operating income in 1998.

     OTHER INCOME (EXPENSE) - NET decreased $0.3 million (net of income tax effects) in 1998 from 1997 primarily due to gains recorded in 1997 for the sales of property. Offsetting this increase was the pretax write-off of approximately $900,000 of deferred merger-related costs resulting from the termination of the proposed merger between NSPM and WEC in May 1997.

     INTEREST charges increased $1.0 million in 1998 from 1997. In 1997, previously recorded accrued interest was reversed following a favorable ruling on a tax issue dispute with the State of Wisconsin.

Technology  Changes  for  the  Year  2000  (Y2K)
------------------------------------------------

YEAR 2000 (Y2K) READINESS To the extent allowed, the information in the following section is designated as a "Year 2000 Readiness Disclosure." NSP is incurring significant costs to modify or replace existing technology, including computer software, for uninterrupted operation in the Year 2000 and beyond. In 1996, NSP's Board of Directors approved funding to address development and remediation efforts related to Y2K. A committee made up of senior management is leading NSP's initiatives to identify Y2K related issues and remediate business processes as necessary.

     NSP's Y2K program covers not only NSP's 2,000 computer applications, consisting of about 75,000 programs and totaling more than 30 million lines of code, but also the thousands of hardware and embedded system components in use throughout NSP. Embedded systems perform mission-critical functions in all parts of operations, including power generation, transmission, distribution, communications and business operations. NSP has implemented a Y2K methodology consistent with state-of-the-art best practices and standards within the utility industry. This seven-step process includes:
-          Discovery  of  possible date-related logic in components, systems and
	    processes
-          Assessment  of  potential  problems
-          Development  of  a  plan  to  address  the  problem
-          Remediation  to  resolve  the  problem
-          Testing  to  verify  that  the  solutions  are  workable
-          Implementation  of  the  solution  into  production
-          Closure  through retesting and documentation and review by a separate
	    internal  due  diligence  committee

     NSP's  timetable  for  Y2K  completion  is:
- As of December 31, 1998, 70 percent of NSP's mission-critical systems and processes were Y2K ready.
- By March 31, 1999, Completion of all Y2K efforts on 90 percent of mission-critical systems and processes.
- By June 30, 1999, Completion of all Y2K efforts on mission-critical systems and processes, completion of all nuclear plant remediation in accordance with Nuclear Regulatory Commission guidelines and finalization of all contingency planning.
- By December 31, 1999, Complete remediation of low-priority applications, complete all testing and implementation, and final closure.

     NSP is communicating with its key suppliers and business partners regarding their Y2K progress, particularly in software and embedded component areas, to determine the areas in which NSP's operations may be vulnerable to those parties' failure to complete their remediation efforts. NSP is currently evaluating and initiating follow-up actions regarding the responses from these parties as appropriate. NSP is also working closely with the Electric Power Research Institute, MAPP, the Nuclear Energy Institute, the North American Electric Reliability Council (NERC) and other utilities to enhance coordination, system reliability and compliance with industry and regulatory requirements. In its fourth quarter 1998 report, NERC stated, "findings continue to indicate that transition through critical Y2K dates is expected to have minimal impact on electric operations in North America."

     NSP has made significant progress implementing its Y2K plan. Based upon the information currently known regarding its internal operations and assuming successful and timely completion of its remediation plan, NSP does not anticipate significant business disruptions from its internal systems due to the Y2K issue. However, NSP may possibly experience limited interruptions to some aspects of its activities, relating to information technology, operations and administrative functions. NSP is considering such potential occurrences in planning for its most reasonably likely worst case scenarios.

     In addition, risk exists regarding the noncompliance of third parties with key business or operational importance to NSP. Y2K problems affecting key customers, interconnected utilities, fuel suppliers and transporters, telecommunications providers or financial institutions could result in lost power or gas sales, reductions in power production or transmission, or internal functional and administrative difficulties on the part of NSP. NSP is not presently aware of any such situations; however, occurrences of this type, if severe, could have material adverse impacts upon the business, operating results or financial condition of NSP. Consequently, there can be no assurance that NSP will be able to identify and correct all aspects of the Y2K problem that affect it in sufficient time, or that the costs of achieving Y2K readiness will not be material.

     NSP is currently updating contingency plans for all material Y2K risk and is on track to meet the contingency planning schedule set forth by NERC. Among the areas contingency planning will address are delays in completion of NSP's remediation plans, failure or incomplete remediation results and failure of key third party contacts to be Y2K compliant.

     Through 1998, NSP-Wisconsin had spent approximately $850,000 for Y2K efforts to date. The additional development and remediation costs necessary for NSP-Wisconsin to prepare for Y2K is estimated to be approximately $300,000.



ITEM  7A  -  QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

     NSP-Wisconsin did not have any derivative financial instruments outstanding at the end of the latest fiscal year. Accordingly, the disclosures about market risk are not applicable.



ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

     See  Item  14(a)-1  in  Part  IV  for financial statements included herein.

     See Note 10 to the financial statements for summarized quarterly financial data.

======
ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

REPORT  OF  INDEPENDENT  ACCOUNTANTS
====================================


To  The  Shareholder  of  Northern  States  Power  Company  (Wisconsin):


In our opinion, the accompanying balance sheets and the related statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Northern States Power Company, a Wisconsin corporation, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of NSP-Wisconsin's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/

PRICEWATERHOUSECOOPERS  LLP
Minneapolis,  Minnesota
February  1,  1999

------
ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

STATEMENTS  OF  INCOME  AND  RETAINED  EARNINGS          Year  Ended December 31
							 -----------------------
(Thousands  of  dollars)                               1998          1997          1996
------------------------                               ----          ----          ----
Operating  Revenues
     Electric                                     $ 398 497     $ 382 859     $ 377 073
     Gas                                             78 845        89 790        88 756
     ---                                            -------       -------       -------
     Total                                          477 342       472 649       465 829
     -----                                         --------      --------      --------

Operating  Expenses
     Purchased  and  interchange  power             190 019       179 708       173 492
     Fuel  for  electric  generation                 11 355        10 023         5 165
     Gas  purchased  for  resale                     53 067        61 195        58 347
     Other  operation                                48 009        45 534        46 920
     Maintenance                                     21 437        19 734        19 617
     Administrative  and  general                    21 521        17 845        21 814
     Conservation  and  demand  side  management      7 853         8 935         9 117
     Depreciation  and  amortization                 39 135        37 815        35 731
     Property  and  general  taxes                   14 507        14 140        14 332
     Income  taxes                                   20 809        24 120        24 688
     -------------                                  -------       -------       -------
     Total  operating  expenses                     427 712       419 049       409 223
     --------------------------                    --------      --------       -------

Operating  Income                                    49 630        53 600        56 606

Other  Income  (Expense)
     Allowance  for  funds  used  during
      construction-equity                               393           246           339
     Other  income  and  deductions-net of
      applicable income taxes                           851         1 253           677
							---         -----           ---
     Total  Other  Income  (Expense)-Net              1 244         1 499         1 016
     -----------------------------------             ------         -----         -----

Income  Before  Interest  Charges                    50 874        55 099        57 622
---------------------------------                   -------       -------        ------

Interest  Charges
     Interest  on  long-term  debt                   16 204        16 322        15 918
     Other  interest  and  amortization               2 985         1 688         3 406
     Allowance  for  funds  used  during
      construction-debt                                (510)         (328)         (399)
     ------------------------------------             -----         -----         -----
     Total  interest  charges                        18 679        17 682        18 925
     ------------------------                       -------       -------       -------

Net  Income                                          32 195        37 417        38 697
Retained  Earnings,  January  1                     244 171       234 751       221 638
Retained  Earnings  of  acquired  business              729
Dividends  on common stock paid to parent           (26 205)      (27 997)      (25 584)

Retained  Earnings,  December  31                 $ 250 890     $ 244 171     $ 234 751
=================================                ==========    ==========    ==========

     See  Notes  to  Financial  Statements.

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

STATEMENTS  OF  CASH  FLOWS                               Year  Ended  December  31
							  -------------------------
(Thousands  of  dollars)                               1998         1997          1996
------------------------                               ----         ----          ----
Cash  Flows  from  Operating  Activities:
     Net  Income                                   $ 32 195     $ 37 417      $ 38 697
     Adjustments  to  reconcile  net  income
      to cash from operating activities:
     Depreciation  and  amortization                 40 059       38 991        36 665
     Deferred  income  taxes                          5 405        4 372         1 736
     Deferred investment tax credits recognized        (859)        (880)         (910)
     Allowance  for  funds used during
      construction - equity                            (393)        (246)         (339)
     Cash provided by (used for) changes
      in certain working capital items               (1 768)      (1 491)       (2 633)
     Cash  provided  by  (used for) changes
      in other assets and liabilities                 6 721       (3 293)       (2 691)
						     ------       ------        ------
Net  Cash  Provided  by  Operating  Activities       81 360       74 870        70 525
----------------------------------------------       ------       ------        ------

Cash  Flows  from  Investing  Activities:
     Capital  expenditures                          (66 646)     (53 580)      (49 403)
     Increase  (decrease)  in  construction
      payables                                          538          899          (118)
     Allowance  for  funds  used  during
      construction  - equity                            393          246           339
     Other                                              347         (615)         (897)
     -----                                              ---         -----         -----
Net  Cash  Used  for Investing Activities           (65 368)     (53 050)      (50 079)
-----------------------------------------           --------     --------     --------

Cash  Flows  from  Financing  Activities:
     Issuances  (repayment)  of  short-term
      debt due to parent - net                       10 400        6 000       (11 600)
     Proceeds from  issuance of long-term debt                                  82 691
     Redemption  of  long-term  debt, including
      reacquisition premiums                           (167)                   (65 992)
     Dividends  paid  to  parent                    (26 205)     (27 997)      (25 584)
     ---------------------------                   ---------     --------      --------
Net  Cash  Used for Financing  Activities           (15 972)     (21 997)      (20 485)
-----------------------------------------           --------     --------      --------

Net  increase  (decrease) in cash and cash
 equivalents                                             20         (177)          (39)
Cash and cash equivalents beginning of period            31          208           247
---------------------------------------------            --          ---           ---
Cash  and  cash  equivalents end of period         $     51     $     31      $    208
==========================================        =========      =======       =======

Cash provided by (used for) changes in certain working capital items:

 Accounts  receivable  and  unbilled revenues      $ (1 188)    $  6 847      $    474
 Materials  and  supplies  inventories               (1 243)      (3 980)       (1 447)
 Payables  and  accrued  liabilities                    268       (4 060)        2 756
 Income  and  other  taxes  accrued                   1 643          134        (4 007)
 Other                                               (1 248)        (432)         (409)
 -----                                              --------       -----          -----
 Net                                               $ (1 768)    $ (1 491)     $ (2 633)
 ===                                                ========       =====         =====

Supplemental  Disclosures  of  Cash  Flow  Information:
     Cash  paid  during  the  year  for:
     Interest (net of amount capitalized)          $  17 345    $ 16 581      $ 18 556
     Income  taxes  (net of refunds received)      $  10 824    $ 20 673      $ 26 977

     See  Notes  to  Financial  Statements.

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

BALANCE  SHEETS                                                                  December  31
										------------
(Thousands  of  dollars)                                                     1998          1997
------------------------                                                     ----          ----
ASSETS
Utility  Plant
     Electric-including  construction  work  in  progress:
      1998,  $22,770;  1997,  $14,904                                  $  972 442    $  931 752
     Gas-including  construction  work  in  progress:
      1998,  $1,606;  1997,  $1,561                                       113 574       105 362
     Other-including  construction  work  in  progress:
      1998,  $4,481;  1997,  $6,769                                        81 040        70 892
     -----------------------------                                        -------       -------
     Total                                                              1 167 056     1 108 006

     Accumulated  provision  for  depreciation                           (457 272)     (426 723)
     -----------------------------------------                         ----------     ---------
     Net  utility  plant                                                  709 784       681 283
     -------------------                                                 --------      --------

Current  Assets
      Cash                                                                     51            31
     Accounts  receivable-net  of  accumulated  provision
      for  uncollectible accounts: 1998, $825; 1997, $656                  34 748        38 102
     Unbilled  utility  revenues                                           21 011        16 376
     Materials  and  supplies inventories - at average cost
      Fuel                                                                 12 406        12 073
      Other                                                                 6 609         5 604
     Prepayments  and  other                                               13 472        12 135
     -----------------------                                              -------       -------
     Total  current  assets                                                88 297        84 321
     ----------------------                                               -------       -------

Other  Assets
     Regulatory  assets                                                    42 467        35 634
     Other  investments                                                     7 823         8 166
     Nonutility  property  -  net  of  accumulated  depreciation:
      1998,  $75;  1997,  $328                                              2 803         2 752
     Unamortized  debt  expense                                             1 668         1 761
     Federal  income  tax  receivable                                                     3 307
     Long-term  prepayments  and  deferred  charges                        10 869         7 411
     ----------------------------------------------                        ------         -----
     Total  other  assets                                                  65 630        59 031
     --------------------                                                 -------         -----
     Total  Assets                                                     $  863 711     $ 824 635
     =============                                                        =======       =======

LIABILITIES  AND  EQUITY
Capitalization
     Common stock-authorized 870,000 shares of $100  par  value;
      issued  shares:    1998  and  1997,  862,000                     $   86 200     $  86 200
     Premium  on  common  stock                                            10 541        10 461
     Retained  earnings                                                   250 890       244 171
     ------------------                                                  --------      --------
     Total  common    stock  equity                                       347 631       340 832
     ------------------------------                                      --------      --------
     Long-term  debt-net  of  unamortized  discount:
	 1998,  $1,737;  1997,  $1,825                                    231 863       231 775
     ---------------------------------                                   --------      --------
     Total  capitalization                                                579 494       572 607
     ---------------------                                               --------      --------

Current  Liabilities
     Notes  payable  -  parent  company                                    55 900        45 300
     Accounts  payable                                                     14 301        13 844
     Payables to affiliated companies (principally parent)                 16 596        15 682
     Salaries,  wages,  and  vacation  pay  accrued                         5 910         6 089
     Taxes  accrued                                                         3 418         1 775
     Interest  accrued                                                      4 184         4 187
     Other                                                                  4 310         4 897
     -----                                                                 ------        ------
     Total  current  liabilities                                          104 619        91 774
     ---------------------------                                         --------       -------

Other  Liabilities
     Accumulated  deferred  income  taxes                                 110 831       105 850
     Accumulated  deferred  investment  tax  credits                       18 122        18 970
     Regulatory  liabilities                                               21 947        19 306
     Customer  advances                                                     9 458         8 192
     Benefit  obligations  and  other                                      19 240         7 936
     --------------------------------                                     -------        ------
     Total  other  liabilities                                            179 598       160 254
     -------------------------                                           --------      --------
Commitments  and  Contingent  Liabilities  (see  Note  8)
---------------------------------------------------------
     Total  Liabilities  and  Equity                                  $  863 711     $  824 635
     ===============================                                     =======        =======

     See  Notes  to  Financial  Statements.

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

	    NORTHERN  STATES  POWER  COMPANY  (WISCONSIN)
		   NOTES  TO  FINANCIAL  STATEMENTS

1.          Summary  of  Accounting  Policies

     System  of  Accounts         Northern  States  Power  Company  (Wisconsin),
(NSP-Wisconsin), a wholly-owned subsidiary of Northern States Power Company, a Minnesota corporation (NSP-Minnesota), is primarily a public utility serving customers in Wisconsin and Michigan. Its accounting records conform with either the uniform system of accounts of the Federal Energy Regulatory Commission
(FERC) or those of the Public Service Commission of Wisconsin (PSCW) and the Michigan Public Service Commission (MPSC), which systems are the same in all material respects.

     Investment in Subsidiaries NSP-Wisconsin carries its investment in its subsidiaries (Chippewa and Flambeau Improvement Company, 75.86 percent owned; NSP Lands, Incorporated, 100 percent owned; and Clearwater Investments, Incorporated, 100 percent owned) at cost plus equity in earnings since
acquisition.    The  impact  of  consolidating  these  subsidiaries  would  be immaterial.

     Related Party Transactions NSP-Wisconsin's financial statements include intracompany transactions and balances related to sales among the electric and gas utility businesses of NSP-Wisconsin as well as intercompany transactions with NSP-Minnesota and Viking, including intercompany profits which are allowed in utility rates. See Note 6 for further discussion of intercompany transactions with NSP-Minnesota.

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

     Depreciation For financial reporting purposes, depreciation is computed on the straight-line method based on the annual rates certified by the PSCW and MPSC for the various classes of property. Depreciation provisions, as a percentage of the average balance of depreciable property in service, were 3.57
percent  in  1998,    3.61  percent  in  1997,and  3.57  percent  in  1996.

     Allowance for Funds Used during Construction (AFC) AFC, a non-cash item, is computed by applying a composite pretax rate, representing the cost of capital used to fund utility construction, to qualified construction work in progress (CWIP). NSP-Wisconsin used the FERC calculation for production and transmission property and the PSCW calculation for other qualified CWIP. The rates used for the FERC calculation were 5.80 percent in 1998, 5.68 percent in 1997, and 5.70 percent in 1996. The rates used for the PSCW calculation were
10.17 percent in 1998, 10.00 percent in 1997, and 10.03 percent in 1996. The amount of AFC capitalized as a construction cost in CWIP is credited to other income and interest charges. AFC amounts capitalized in CWIP are included in utility rate base for establishing utility service rates.

     Revenues Revenues are recognized based on products and services provided to customers each month. Because utility customer meters are read and billed on a cycle basis, unbilled revenues are estimated and recorded for services provided from the monthly meter-reading dates to month-end.

     Regulatory Deferrals As a regulated utility, NSP-Wisconsin accounts for certain income and expense items under the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 - Accounting for the Effects of Certain Types of Regulation. In doing so, certain costs which would otherwise be charged to expense are deferred as regulatory assets based on expected recovery from customers in future rates. Likewise, certain credits which would otherwise be reflected as income are deferred as regulatory liabilities based on the expectation that they will be returned to customers in the future. Management's expected recovery of deferred costs and expected flowback of deferred credits is generally based on specific ratemaking decisions or precedent for each item. Regulatory assets and liabilities are being amortized consistent with ratemaking treatment as established by regulators. Note 7 describes the components of regulatory assets and liabilities.

     Income Taxes Under the liability method used by NSP-Wisconsin, income taxes are deferred for all temporary differences between pretax financial and taxable income, and between the book and tax bases of assets and liabilities. Deferred taxes are recorded using the tax rates scheduled by tax law to be in effect when the temporary differences reverse. Due to the effects of regulation, current income tax expense is provided for the reversal of some temporary differences previously accounted for by the flow-through method. Also, regulation has created certain regulatory assets and liabilities related to income taxes, as summarized in Note 7.

------
ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

     NSP-Wisconsin is included in the consolidated federal income tax return filed by NSP-Minnesota and files separate state returns for Wisconsin and Michigan. NSP-Wisconsin records current and deferred income taxes at the statutory rates as if it filed a separate return for federal income tax
purposes.    State  income  tax  payments  are  made  directly  to  the  taxing
authorities.    Federal  income  tax  payments  are made to the Internal Revenue
Service  by  NSP-Minnesota  and  charged  back  to  NSP-Wisconsin.

     Investment tax credits were deferred and are being amortized over the estimated lives of the related property.

     Purchased Tax Benefits NSP-Wisconsin purchased tax-benefit transfer leases under the Safe Harbor Lease provisions of the Economic Recovery Tax Act of 1981. For both financial reporting and regulatory purposes, NSP-Wisconsin is amortizing the difference between the cost of the purchased tax benefits and the amounts to be realized through reduced current income tax liabilities over the remaining terms of the leases after the initial investments have been recovered.

     Environmental Costs Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are charged to expense (or deferred as a regulatory asset based on expected recovery from customers in future rates) if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations. Where environmental expenditures relate to facilities currently in use (such as pollution control equipment), the costs may be capitalized and depreciated over the future service periods. Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology. Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed. For sites where NSP-Wisconsin has been designated as one of several potentially responsible parties, the amount accrued represents NSP-Wisconsin's estimated share of the cost. NSP-Wisconsin intends to treat any future costs related to decommissioning and restoration of its power plants and substation sites, where operation may extend indefinitely, as a capitalized removal cost of retirement in utility plant. Depreciation expense levels currently recovered in rates include a provision for an estimate of removal costs.

     Use of Estimates In recording transactions and balances resulting from business operations, NSP-Wisconsin uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, tax provisions, uncollectible accounts, environmental loss contingencies, unbilled revenues and actuarially determined benefit costs. As better information becomes available (or actual amounts are determinable), the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

     Reclassifications  Certain reclassifications have been made to the 1997 and
1996  financial  statements  to  conform  with  the  1998  presentation.   These
reclassifications  had  no  effect  on  net  income  or  earnings  per  share.

2.          Long-term  Debt

					    December  31           December  31
						1998                   1997
					       ------                 ------
     Long-term  debt  includes  the following issues:
     (Thousands of dollars)

     First Mortgage Bonds - Series  due:
     October  1,  2003,  5  3/4%           $  40 000              $  40 000
     March  1,  2023,  7  1/4%               110 000                110 000
     December  1,  2026,  7  3/8%             65 000                 65 000
					   ---------            -----------
     Total  First  Mortgage  Bonds           215 000                215 000

     City  of  La  Crosse  Resource  Recovery  Revenue  Bonds  -
     Series  due  November  1,  2021,  6%     18 600                 18 600
					     -------                -------
     Total  long-term  debt                $ 233 600              $ 233 600
					 ===========            ===========

------
ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

     Except for minor exclusions, all real and personal property is subject to the lien of NSP-Wisconsin's first mortgage bonds. The Supplemental and Restated Trust Indenture dated March 1, 1991, and effective October 1, 1993 permits an amount of established permanent additions to be deemed equivalent to the payment of cash necessary to redeem one percent of the highest principal amount of each series of first mortgage bonds (other than resource recovery financing) at any time outstanding.

     Fair Value of Debt The estimated fair value of NSP-Wisconsin's long term debt at December 31, 1998 and 1997 is $247.2 million and $234.9 million, respectively. This fair value is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to NSP-Wisconsin for debt of the same remaining maturities.

     Capital Lease Obligations   Amounts due under capital lease obligations are
approximately  $128,000  and  $14,000,  respectively,  for  1999  and  2000.

3.          Short-Term  Borrowings

     NSP-Wisconsin had bank lines of credit aggregating $1 million at December 31, 1998. Compensating balance arrangements in support of such lines of credit were not required. These credit lines make short-term financing available by providing bank loans. During 1998 and 1997 there were no bank loans outstanding as NSP-Wisconsin obtained short-term borrowings from NSP-Minnesota at NSP-Minnesota's average daily interest rate, including the cost of their compensating balance requirements.

     The PSCW has authorized NSP-Wisconsin to make short-term borrowings up to $80.0 million. At December 31, 1998 and 1997, NSP-Wisconsin had $55.9 and $45.3 million, respectively, in short-term borrowings from NSP-Minnesota outstanding. The weighted average interest rates on all short-term borrowings as of December 31, 1998 and 1997, were 5.80 percent and 5.68 percent, respectively.

4.          Income  Tax  Expense

     The total income tax expense differs from the amount computed by applying the federal income tax statutory rate of 35 percent to net income before income
tax  expense.    The  reasons  for  the  difference  are  as  follows:

								    1998           1997       1996
								    ----           ----       ----
     Tax  computed  at  statutory  rate                             35.0%          35.0%      35.0%
     Increases  (decreases)  in  tax  from:
     State  income  taxes,  net  of  federal  income tax benefit     4.9            3.7        4.6
     Investment  tax  credits  recognized                           (1.6)          (1.5)      (1.4)
     Other  -  net                                                   0.6            1.2        0.7
								    -----          -----      -----
     Effective  income  tax  rate                                   38.9%          38.4%      38.9%
								    =====          =====      =====
     Income  tax  expense  is  comprised  of  the  following:
     (Thousands  of  Dollars)
     Included  in  Utility  operating  expenses:
     Current  federal  tax  expense                                $ 13 249       $ 15 549   $ 18 293
     Current  state  tax  expense                                     3 002          3 671      3 838
     Deferred  federal  tax  expense                                  4 381          4 688      2 790
     Deferred  state  tax  expense                                    1 036          1 092        677
     Deferred  investment  tax  credit  adjustments                    (859)          (880)      (910)
								    -------        -------     ------
     Total                                                           20 809         24 120     24 688
     Included  in  other  income  and  deductions  -  net:
     Current  federal  tax  expense                                   (233)          1 942      1 299
     Current  state  tax  expense                                      (96)         (1 345)       326
     Deferred  federal  tax  expense                                   (12)         (1 408)    (1 385)
     Deferred  state  tax  expense                                       0               0       (346)
								    -------         ------     -------
     Total  income  tax  expense                                   $ 20 468       $ 23 309    $ 24 582
								    =======         ======     =======

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

     The components of NSP-Wisconsin's net deferred tax liability at December 31 (including current and noncurrent amounts) were as follows:


(Thousands  of  dollars)                                                   1998          1997
------------------------                                                   ----          ----
Deferred  tax  liabilities:
---------------------------
     Differences  between book and tax bases of property                $ 110 612     $ 106 242
     Tax  benefit  transfer  leases                                            96           108
     Regulatory  assets                                                    11 180        12 227
     Other                                                                  6 002         4 857
     -----                                                                 ------        ------
     Total  deferred  tax  liabilities                                    127 890       123 434

Deferred  tax  assets:
----------------------
     Deferred  investment  tax  credits                                     7 262         7 597
     Regulatory  liabilities                                                7 942         7 725
     Deferred  compensation,  accrued  vacation  and
     other  reserves  not  currently  deductible                              494           618
     Other                                                                    (31)          585
     -----                                                                   ----           ---
     Total  deferred  tax  assets                                          15 667        16 525
     ----------------------------                                         -------       -------
     Net  deferred  tax  liability                                      $ 112 223     $ 106 909
     =============================                                      =========     =========

5.          Benefit  Plans  and  Other  Postretirement  Benefits

	  NSP offers the following benefit plans to participating employees, including those of the NSP-Wisconsin. Approximately 46 percent of NSP-Wisconsin's benefit employees are represented by five local labor unions under a collective-bargaining agreement, which expires December 31, 1999.

     PENSION BENEFITS NSP has a noncontributory, defined benefit pension plan that covers almost all employees. Benefits are based on a combination of years of service, the employee's highest average pay for 48 consecutive months and Social Security benefits. NSP-Wisconsin's pension costs for the past three years were as follows:

(THOUSANDS  OF  DOLLARS)                     1998          1997          1996
------------------------                     ----          ----          ----
Service  cost                            $  3 444      $  3 062      $  3 390
Interest  cost                              9 400         8 926         8 618
Expected  return  on  plan  assets        (15 477)      (13 725)      (12 353)
Amortization  of  transition  asset           (10)          (10)          (10)
Amortization  of  prior  service  cost        660           133           133
Recognized  actuarial  gain                (1 371)       (4 156)       (2 850)
---------------------------               --------      -------        -------
Net periodic benefit cost under SFAS 87  $ (3 354)     $ (5 770)     $ (3 072)
=======================================  =========     =========      ========

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

     NSP's policy is to fully fund into an external trust the actuarially determined pension costs recognized for ratemaking and financial reporting purposes, subject to the limitations of applicable employee benefit and tax laws. Plan assets principally consist of the common stock of public companies, corporate bonds and U.S. government securities. The funded status of the NSP pension plan for the past two years was as follows:

					       TOTAL  NSP  PLAN          NSP-WISCONSIN  PORTION
(THOUSANDS  OF  DOLLARS)                          1998          1997          1998          1997
------------------------                         ----          ----          ----          ----
Benefit  obligation  at  January  1        $ 1 048 251    $  993 821     $ 128 222     $ 120 886
Service  cost                                   31 643        27 680         3 444         3 062
Interest  cost                                  78 839        72 651         9 400         8 926
Plan  amendments                               102 315                       9 625
Actuarial  (gain)  loss                        (41 635)       30 431        (3 846)        6 284
Benefit  payments                              (75 949)      (76 332)      (10 581)      (10 936)
-----------------                            ---------      --------      --------      --------
Benefit  obligation at December 31         $ 1 143 464    $1 048 251     $ 136 264     $ 128 222

Fair  value  of plan assets at January 1     1 978 538     1 634 696       234 304       196 089
Actual  return  on  plan  assets               319 230       420 174        41 046        49 151
Benefit  payments                              (75 949)      (76 332)      (10 581)      (10 936)
-----------------                           ---------      --------      --------      --------
Fair  value  of plan assets at December 31 $ 2 221 819    $1 978 538     $ 264 769     $ 234 304

Funded  status  at  December  31  -
 excess  of assets  over  obligations        1 078 355       930 287       128 505       106 082
Unrecognized  transition  asset                   (387)         (463)          (47)          (57)
Unrecognized  prior  service  cost             114 305        18 663        11 301         2 336
Unrecognized  net gain                      (1 167 340)     (953 825)     (130 204)     (102 160)
----------------------                       ---------     ---------      --------      ---------
Net amount recognized - asset (liability)  $    24 933     $  (5 338)    $   9 555     $   6 201
=========================================   ==========      ========      ========      ========

     Weighted  average  assumptions  used  in pension benefit calculations were:

							 1998              1997
						      --------------------------
Discount  rate  at  end  of  year                        6.5%              7.0%
Expected  return  on  plan  assets  for  year            8.5%              9.0%
Rate  of  future  compensation  increase  per  year      4.5%              5.0%

     Effective January 1, 1998, NSP made two changes to its method of accounting for pension costs under SFAS No. 87. First, actuarial gains and losses are now amortized over the longest period allowed to reduce the volatility of accrued pension costs and second, pension assets are now allocated based on subsidiaries' benefit obligations, to better match earnings on total plan assets with the corresponding subsidiary benefit obligations. The net effect of these changes was an increase in periodic pension costs (represented by a decrease in pension accrual credits) of $1.4 million in 1998, all related to periods prior to the change. The cumulative and pro forma effects of these changes are not presented on the face of the statements of income because the impact is immaterial.

     POSTRETIREMENT HEALTH CARE NSP has a contributory health and welfare benefit plan that provides health care and death benefits to almost all NSP retirees. The plan, which will terminate for nonbargaining employees retiring after 1998, enables NSP and retirees to share the costs of retiree health care for those employees retiring prior to 1999. In 1994, NSP implemented a cost-sharing strategy, with 1997 and 1998 nonbargaining retirees paying 40 percent of total health care costs. Cost-sharing for bargaining employees is governed by the terms of NSP's collective bargaining agreement.

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

     In conjunction with the 1993 adoption of SFAS No. 106-Employers' Accounting for Postretirement Benefits Other Than Pensions, NSP elected to amortize the unrecognized accumulated postretirement benefit obligation (APBO), on a straight-line basis over 20 years. NSP-Wisconsin's postretirement health care costs for the past three years were as follows:

(THOUSANDS  OF  DOLLARS)                           1998       1997         1996
------------------------                           ----       ----         ----
Service  cost                                    $  431     $  644       $  804
Interest  cost                                    2 509      2 694        2 700
Expected  return  on  plan  assets                 (844)      (663)        (482)
Amortization of  transition  (asset)  obligation  1 239      1 474        1 474
Recognized  actuarial  (gain)                                                71
-----------------------------                     -----      -----        -----
Net  periodic benefit cost under SFAS 106        $3 335     $4 149       $4 567

     NSP-Wisconsin's regulators require significant levels of external funding for retiree benefits, including the use of tax-advantaged trusts. Plan assets held in such trusts principally consist of investments in equity mutual funds and cash equivalents. The funded status of the NSP postretirement health care plan for the past two years is as follows:

					   TOTAL  NSP  PLAN           NSP-WISCONSIN  PORTION

(THOUSANDS  OF  DOLLARS)                        1998          1997         1998         1997
------------------------                        ----          ----         ----         ----
Benefit  obligation  at January 1          $ 279 230     $ 268 683     $ 40 062     $ 37 678
Service  cost                                  3 247         5 095          431          644
Interest  cost                                15 896        18 872        2 509        2 694
Plan  amendments                             (51 456)                    (4 697)
Actuarial  (gain)  loss                       (9 732)        2 164          336        1 227
Benefit  payments                            (17 423)      (15 584)      (2 549)      (2 181)
-----------------                          ---------     ---------      -------      -------
Benefit  obligation at December 31           219 762       279 230       36 092       40 062
----------------------------------           -------       -------       ------       ------

Fair value of plan assets at January 1        19 783        15 514       10 553        8 285
Actual  return  on  plan  assets               2 471         1 461        1 386          874
Employer  contributions                       29 683        18 392        2 737        3 575
Benefit  payments                            (17 423)      (15 584)      (2 549)      (2 181)
-----------------                             ------        ------        -----        -----
Fair value of plan assets at December 31      34 514        19 783       12 127       10 553
----------------------------------------      ------        ------       ------        -----

Funded  status  at  December  31  -
     unfunded  obligation                    185 248       259 447       23 965       29 509
Unrecognized  transition  obligation        (104 482)     (161 700)     (16 176)     (22 112)
Unrecognized  prior  service  cost             2 399
Unrecognized  net  loss                       (3 790)      (14 406)      (2 865)      (3 071)
-----------------------                     --------      --------      -------      -------
Net  amount recognized - accrued liability  $ 79 375      $ 83 341     $  4 924     $  4 326
==========================================  ========      ========      =======      =======

Weighted  average  assumptions used in postretirement benefit calculations were:

								   1998     1997

Discount  rate  at  end  of  year                                  6.5%     7.0%
Expected  return  on  plan  assets  for  year                      8.0%     8.0%
Rate  of  future  health  care  cost  increase  per  year:
     Next  succeeding  year  -  age  65  and  older                6.1%     6.8%
     Next  succeeding  year  -  under  age  65                     8.1%     9.2%
     Final  rate  of  increase  in  2004                           5.0%     5.5%

Effect of changes in the assumed health care cost trend rate for each year on NSP-Wisconsin's portion:
     1% increase in APBO components at December 31, 1998    $ 4 239     $ 5 809
     1% decrease in APBO components at December 31, 1998     (3 535)     (5 073)
     1% increase in  service and interest costs
	components of  the  net  periodic  cost                 384         514
     1% decrease in service and interest costs components
	  of  the  net  periodic  cost                         (315)       (445)

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

     401(K) NSP has a contributory, defined contribution Retirement Savings Plan, which complies with section 401(k) of the Internal Revenue Code and covers substantially all employees. Since 1994, NSP has matched specified amounts of employee contributions to the plan. NSP-Wisconsin's matching contributions were:
$0.6  million  in  1998  and  $0.5  million  in  1997  and  1996.

6.          Parent  Company  and  Intercompany  Agreements

     The electric production and transmission costs of the NSP System are shared by NSP-Wisconsin and NSP-Minnesota. A FERC approved agreement (the Interchange Agreement) between NSP-Wisconsin and NSP-Minnesota provides for the sharing of all costs of electric generation and transmission facilities of the NSP System, including capital costs. Billings under the Interchange Agreement and an intercompany gas agreement which are included in the statement of income are as follows:

						 Year  Ended  December  31
						 -------------------------
					       1998         1997         1996
					     ---------   ---------    ----------
     (Thousands  of  dollars)
     Operating  revenues:
     Electric                                $73 674     $71 262      $69 337
     Gas                                         $45         $45          $39
     Operating  expenses:
     Purchased  and  interchange  power     $190 019    $179 708     $173 492
     Gas  purchased  for  resale                $213        $231         $216
     Other  operation                        $15 066     $11 972      $13 685

7.          Regulatory  Assets  and  Liabilities

     The following summarizes the individual components of unamortized regulatory assets and liabilities shown on the Balance Sheet at December 31:

(Thousands  of  dollars)                        Amortization  Period          1998       1997
------------------------                        --------------------          ----       ----
AFC recorded in plant on a net-of-tax basis     Plant Lives<F1>          $   9 795   $  9 768
Losses  on  reacquired  debt                    Term of Related Debt        11 887     12 533
Conservation and energy management programs     Up to 8 years<F1>            7 032      8 842
Environmental  costs                            As  allowed  in  rates      10 369      1 913
Pensions  and  other                            Mainly  10  years            3 384      2 578
--------------------                            -----------------            -----      -----
     Total  Regulatory  Assets                                           $  42 467   $ 35 634
     =========================                                            ========    =======

Excess  deferred income taxes collected from customers                   $   4 334   $  3 898
Investment  tax  credit  deferrals                                          12 132     12 694
Other                                                                        5 481      2 714
-----                                                                       ------     ------
     Total  Regulatory  Liabilities                                      $  21 947   $ 19 306
     ==============================                                       ========    =======

<F1>  Earns  a  return  on  investment  in  the  ratemaking  process.

8.          Commitments  and  Contingent  Liabilities

     COMMITMENTS     NSP-Wisconsin presently estimates capital expenditures will be  $84  million  in  1999  and  $402  million  for  1999-2003.

     Rentals under operating leases were approximately $3,385,000, $3,339,000, and $3,623,000 for 1998, 1997, and 1996, respectively. Future commitments under these leases generally decline from current levels.

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

     PURCHASED GAS CONTRACTS NSP-Wisconsin has contracts for the purchase and delivery of a significant portion of its natural gas requirements. These contracts, which expire in various years between 1999 and 2012, require minimum contractual purchases and deliveries of natural gas. In total, NSP-Wisconsin is committed to the minimum purchase of approximately $105.4 million of natural gas and related transportation, or to make payments in lieu thereof, under these contracts. In addition, NSP-Wisconsin is required to pay additional amounts depending on actual quantities shipped under these agreements. NSP-Wisconsin has been very active in developing a mix of gas supply, transportation and storage contracts designed to meet its needs for retail gas sales. The contracts are with several suppliers and for various periods of time. Because NSP-Wisconsin has other sources of natural gas available and suppliers are expected to continue to provide reliable natural gas supplies, risk of loss from non-performance under these contracts is not considered significant. In addition, NSP-Wisconsin's risk of loss (in the form of increased costs) from market price changes in natural gas is mitigated through the cost-of-gas adjustment provision of the ratemaking process, which provides for recovery of prudently incurred natural gas costs.

     NUCLEAR CONTINGENCIES Although NSP-Wisconsin does not own a nuclear facility, any assessment made against NSP-Minnesota and under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, would be a cost included under the Interchange Agreement (see Note 6) and NSP-Wisconsin would be charged its proportion of the assessment. Such provisions set a limit of $9.8 billion for public liability claims that could arise from a nuclear incident. NSP-Minnesota has secured insurance of $200 million to satisfy such claims. The remaining $9.6 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear accident. NSP-Minnesota is subject to an assessment of up to $88 million for each of its three licensed reactors to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States with a maximum funding requirement of $10 million per reactor during any one year.

     ENVIRONMENTAL CONTINGENCIES NSP-Wisconsin may be involved in the cleanup and remediation at five former landfill or manufactured gas plant sites. One site is a solid and hazardous waste landfill site in Amery, Wis. NSP-Wisconsin contends that it did not dispose of hazardous wastes in this landfill during the time period in question. The four other sites are at locations of former manufactured gas plants at Ashland, LaCrosse, Eau Claire and Chippewa Falls, Wis. NSP-Wisconsin is conducting supplemental investigations of the LaCrosse, Eau Claire, and Chippewa Falls sites as a result of ongoing monitoring and revisions to Wisconsin's groundwater standards. These sites were previously remediated in the 1980's based on the regulatory standards in place at that time. The Ashland site is described below. The ultimate cleanup and remediation costs at the LaCrosse, Eau Claire, Amery and Chippewa Falls sites and the extent of NSP-Wisconsin's responsibility, if any, for sharing such costs are not known at this time, but are expected to be immaterial.

     The WDNR named NSP-Wisconsin as one of three potentially responsible parties for creosote and coal tar contamination at the Ashland site. The Ashland site includes property owned by NSP-Wisconsin and two other properties, an adjacent city lakeshore park area and a small area of Lake Superior's Chequemegon Bay adjoining the park. The ultimate cost to NSP associated with the Ashland site is expected to be determined by the WDNR after appropriate study and review.

     In December 1998, the WDNR released the results of its consultant's feasibility study (FS) for remediating the Ashland site. The options considered by the WDNR's consultant ranged from no action to completely removing and treating the contaminated soils, groundwater and lake sediments. The report describes eight potential corrective strategies and associated costs, and it scores the effectiveness of each option in terms of meeting state and federal clean up standards and guidelines. The options described in the FS are estimated to cost between $4 million and $93 million, with four of the eight options within a range of $24 million to $51 million. The two options that were scored the most effective by the consultant are in the middle to high end of the cost range. However, the FS recommendations do not bind or require the WDNR to take any specific remedial action, nor do they limit the options available to remediate the Ashland site.

     Under a spill response order that NSP signed in 1998, NSP had until March 1, 1999 to develop its own FS which would then be considered by WDNR in its decision-making process. This FS was submitted by NSP's consultant. The FS indicates that reasonably effective remedial options exist for the Ashland site, which were not evaluated by the WDNR's consultant, that are estimated to cost between $10 million to $20 million. NSP officials continue to discuss remediation options available for the Ashland site, and NSP-Wisconsin's level of responsibility, with the WDNR.

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

     Until the WDNR selects a remediation method and determines the level of responsibility of each potentially responsible party, NSP is not able to accurately estimate its share of the ultimate cost of remediating the Ashland site. NSP anticipates a decision from the WDNR in the first half of 1999. In the interim, NSP-Wisconsin has recorded a liability for an estimate of its share of the cost of remediating the Ashland site based on information available to date. NSP-Wisconsin has deferred as a regulatory asset the remediation costs accrued for the Ashland site because management expects that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers. The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site, and has authorized recovery of similar remediation costs for other utilities.

     LEGAL CLAIMS In the normal course of business, various lawsuits and claims have arisen against NSP-Wisconsin. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

     On November 24, 1998, Wisconsin Electric Power Company (WEPCO) filed a complaint against NSP with the FERC. WEPCO alleged that it suffered 21 firm transmission service curtailments from May 1998 to August 1998 and that these curtailments violated NSP's obligation under its FERC Order No. 888 electric transmission service tariff. WEPCO sought a refund of an unspecified amount, a ruling that certain mitigation charges WEPCO agreed to pay violate Order No. 888 and other miscellaneous relief. On December 24, 1998 NSP filed an answer demonstrating the 21 curtailments were implemented lawfully under NSP's contracts with WEPCO, FERC Order No. 888 and the NSP transmission tariff, as clarified by the FERC. In March 1999, NSP and WEPCO reached a settlement in principle. NSP and WEPCO will file the agreement with the FERC and anticipate a FERC decision before summer 1999.

9.          Segment  Information

     Effective December 31, 1998, NSP-Wisconsin adopted SFAS No. 131 - Disclosures About Segments of an Enterprise and Related Information. NSP-Wisconsin has two reportable segments; its electric utility and gas utility.

- NSP-Wisconsin's electric utility generates, transmits, and distributes electricity primarily in Wisconsin and Michigan. As part of the interconnected NSP System, it makes sales of electricity for resale and sells wholesale electricity transmission service.

- NSP-Wisconsin's gas utility transports, stores, and distributes natural gas primarily in Wisconsin and Michigan.

     Financial information for the electric and gas segments is reported in various management reports, including reports to NSP-Wisconsin's board of directors. Assets by segment are not reported to management and are not included in the disclosures that follow.

     To report net income for the electric and gas utility segments, NSP-Wisconsin must assign or allocate all costs and certain other income. In general, costs are:
-          directly  assigned  wherever  applicable,
-          allocated  based on cost causation allocators wherever applicable, or
- assigned to electric utility in the case of other income and expense items.

     Intersegment  sales are priced at approved tariff rates and are immaterial.

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

BUSINESS  SEGMENTS
------------------

1998                                       Electric          Gas           Consolidated
(Thousands  of  dollars)                    Utility        Utility            Total
------------------------                   -------         -------            -----
Operating  revenues  from  external
     customers                             $398 330         $74 274         $472 604
Intersegment  revenues                          167           4 571            4 738
----------------------                        -----          ------           ------
     TOTAL  REVENUES                       $398 497         $78 845         $477 342
     ---------------                        -------          ------          -------
Depreciation  and  amortization            $ 33 463         $ 5 672         $ 39 135
Interest  income                                233                              233
Interest  expense                            17 089           1 590           18 679
Income  tax  expense                         18 868           1 600           20 468
Equity  in  earnings  of
     unconsolidated  affiliates                 969                              969
SEGMENT  NET  INCOME                        30  094           2 101           32 195
--------------------                        -------          ------          -------

1997                                       Electric          Gas          Consolidated
(Thousands  of  dollars)                    Utility        Utility           Total
------------------------                   -------         -------           -----
Operating  revenues  from  external
     customers                            $ 382 682         $87 572         $470 254
Intersegment  revenues                          177           2 218            2 395
----------------------                          ---          ------           ------
     TOTAL  REVENUES                      $ 382 859         $89 790         $472 649
     ---------------                      ---------        --------        ---------
Depreciation  and  amortization           $  32 510         $ 5 305         $ 37 815
Interest  income                                422                              422
Interest  expense                            16 190           1 492           17 682
Income  tax  expense                         19 958           3 352           23 310
Equity  in  earnings  of
     unconsolidated  affiliates                 605                              605
SEGMENT  NET  INCOME                         33 076           4 341           37 417
--------------------                        -------          ------          -------

1996                                      Electric          Gas          Consolidated
(Thousands  of  dollars)                   Utility        Utility           Total
------------------------                   -------        -------           -----
Operating  revenues  from  external
     customers                            $ 376 836         $86 401         $463 237
Intersegment  revenues                          237           2 355            2 592
----------------------                        -----          ------           ------
     TOTAL  REVENUES                      $ 377 073         $88 756         $465 829
     ---------------                       --------          ------          -------
Depreciation  and  amortization           $  30 857         $ 4 874         $ 35 731
Interest  income                                 98                               98
Interest  expense                            17 324           1 601           18 925
Income  tax  expense                         20 504           4 078           24 582
Equity  in  earnings  of
     unconsolidated  affiliates                 358                              358
SEGMENT  NET  INCOME                         32 812           5 885           38 697
--------------------                        -------          ------          -------

The Consolidated Total amounts for income and expense items represent the sum of utility operating and nonoperating amounts. The depreciation and amortization amounts in the Statements of Cash Flows are different than reported in the Consolidated Total column due to the classification of certain depreciation and amortization amounts as other expense items in the Statements of Income.


ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

10.          Summarized  Quarterly  Financial  Data  (Unaudited)


						 Quarter  Ended
						 --------------
				 March  31,   June  30,  September  30, December 31,
				   1998          1998         1998        1998
				  -------      -------      -------      -------
     (Thousands  of  dollars)
     Operating  revenues         $130 068     $107 083     $113 795     $126 396
     Operating  income           $ 15 582     $  7 100     $ 11 931     $ 15 017
     Net  income                 $ 10 936     $  2 730     $  7 885     $ 10 644

	  Quarter  Ended
	  --------------
				 March  31,   June  30,  September  30, December 31,
				    1997         1997         1997         1997
				  -------      -------      -------      -------
     (Thousands  of  dollars)
     Operating  revenues         $138 249     $103 796     $104 341     $126 263
     Operating  income           $ 17 259     $  9 353     $ 11 225     $ 15 763
     Net  income                 $ 12 608     $  4 645     $  8 242     $ 11 922

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     --------------------------------------

     During 1998 there were no disagreements with NSP-Wisconsin's independent certified public accountants on accounting procedures or accounting and financial disclosures.

PART  III

Part III of Form 10-K has been omitted from this report in accordance with conditions set forth in general instructions I (1) (a) and (b) of Form 10-K for wholly-owned subsidiaries.

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF    THE  REGISTRANT
-----------------------------------------------------------------------


ITEM  11  -  EXECUTIVE  COMPENSATION
------------------------------------


ITEM  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
     AND  MANAGEMENT
     ---------------


ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------------------------------------------------------------

PART  IV
ITEM  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES
     AND  REPORTS  ON  FORM  8-K
     ---------------------------

(a)  1.          Financial  Statements                                   Page
		 ---------------------                                   ----
	  Included  in  Part  II  of  this  report:

	  Report  of  Independent  Accountants  for  the  years  ended
	  December  31,  1998,  1997,  and  1996.                         19

	  Statements  of  Income  and  Retained  Earnings  for
	  the  three  years  ended  December  31,  1998.                  20

	  Statements  of  Cash  Flows  for  the  three
	  years  ended  December  31,  1998.                              21

	  Balance  Sheets,  December  31,  1998  and  1997.               22

	  Notes  to  Financial  Statements.                               24

     2.          Financial  Statement  Schedules
		 -------------------------------

	  Schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes.

     3.          Exhibits
		 --------

	  *  indicates  incorporation  by  reference

     3.01*      Restated Articles of  Incorporation  as   of December  23, 1987.
	  (Filed as Exhibit 30.01 to Form 10-K Report 10-3140 for the year 1987)

     3.02*      Copy of the By-Laws of NSP-Wisconsin as amended August 19, 1992.
	  (Filed  as Exhibit 3.02 to Form 10-K Report 10-3140 for the year 1992)

     4.01*      Copy of Trust Indenture, dated April 1, 1947, From NSP-Wisconsin
	  to Firstar Trust Company (formerly First Wisconsin Trust Company). (Filed as Exhibit 7.01 to Registration Statement 2-6982)

     4.02*          Copy  of  Supplemental Trust Indenture, dated March 1, 1949.
	  (Filed  as  Exhibit  7.02  to  Registration  Statement  2-7825)

     4.03*          Copy  of  Supplemental  Trust Indenture, dated June 1, 1957.
	  (Filed  as  Exhibit  2.13  to  Registration  Statement  2-13463)

     4.04*          Copy  of Supplemental Trust Indenture, dated August 1, 1964.
	  (Filed  as  Exhibit  4.20  to  Registration  Statement  2-23726)

     4.05*         Copy of Supplemental Trust Indenture, dated December 1, 1969.
	  (Filed  as  Exhibit  2.03E  to  Registration  Statement  2-36693)

     4.06*        Copy of Supplemental Trust Indenture, dated September 1, 1973.
	  (Filed  as  Exhibit  2.03F  to  Registration  Statement  2-49757)

------
ITEM  14  -  EXHIBITS,  FINANCIAL  STATEMENTS  SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

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

     4.13*          Copy  of  Supplemental Trust Indenture, dated March 1, 1993.
	  (Filed  as  Exhibit  to  Form  8-K  Report  dated  March  3,  1993)

     4.14*          Copy of Supplemental Trust Indenture, dated October 1, 1993.
	  (Filed  as  Exhibit  4.01 to Form 8-K Report dated September 21, 1993)

     4.15*         Copy of Supplemental Trust Indenture, dated December 1, 1996.
	  (Filed  as  Exhibit  4.01  to Form 8-K Report dated December 12, 1996)

     10.01*          Copy of Interchange Agreement dated September 17, 1984, and
	  Settlement Agreement dated May 31, 1985, between NSP-Wisconsin, the Minnesota Company and LSDP. (Filed as Exhibit 10.10 to Form 10-K Report 10-3140 for the year 1985)

     27.01          Financial  Data  Schedule

     99.01          Statement pursuant to Private Securities Litigation Reform
	  Act  of  1995.


(b)      Reports on Form 8-K - The following report on Form 8-K was filed either
	 -------------------
during the three months ended December 31, 1998, or between December 31, 1998 and the date of this report.

     None

				   SIGNATURES


     Pursuant  to  the  requirements  of  Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto authorized.


						NORTHERN  STATES  POWER  COMPANY
						--------------------------------


March  25,  1999                                /s/
						---
					       Jerome  L.  Larsen
					       President  and  Chief  Executive

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/                                             /s/
---                                             ---
Jerome  L.  Larsen                              H.  Lyman  Bretting
President  and  Chief  Executive                Director
(Principal  Executive  Officer)


/s/                                             /s/
---                                             ---
Roger  D.  Sandeen                              P.  M.  Gelatt
Treasurer  and  Controller                      Director
(Principal Financial and Accounting Officer)


/s/                                             /s/
---                                             ---
Ray  A.  Larson,  Jr.                           Larry  G.  Schnack
Director                                        Director


/s/
---
Loren  L.  Taylor
Director