Form 10-Q
period 1999-03-31
NORTHERN STATES POWER CO /WI/
filed 1999-05-14
CIK 72909

United  States
		       SECURITIES  AND  EXCHANGE  COMMISSION
			    Washington,  D.C.    20549

				   Form  10-Q
(Mark  one)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended   March 31, 1999           Commission File Number      10-3140

NORTHERN STATES POWER COMPANY, A WISCONSIN CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1) AND (2) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

Registrant's  telephone  number,  including  area  code          (715)  839-1382


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

			 Yes      X          No
				-----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Class                                Outstanding at May 14, 1999
     --------------------------------                ---------------------------
     Common  Stock,  $100  par  value                             862,000 Shares

     All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

			  Northern States Power Company (Wisconsin)
			      Statements of Income (Unaudited)
								    Three Months Ended
									 March 31
								     1999       1998
								  (Thousands of dollars)

Operating revenues
 Electric                                                          $102,640    $98,305
 Gas                                                                 34,936     31,763

   Total                                                            137,576    130,068

Operating expenses
 Purchased and interchange power                                     46,844     48,117
 Fuel for electric generation                                         1,719      2,180
 Gas purchased for resale                                            23,852     21,746
 Other operation                                                     12,654     11,043
 Maintenance                                                          4,365      4,159
 Administrative and general                                           5,039      5,070
 Conservation and demand side management                              1,280      2,234
 Depreciation and amortization                                       10,307      9,314
 Taxes: Property and general                                          3,735      3,671
	    Current income tax                                        9,497      6,657
	    Deferred income tax                                         151        510
	    Investment tax credits recognized                          (210)      (215)

   Total                                                            119,233    114,486

Operating income                                                     18,343     15,582

Other income (expense)
 Other income and deductions - net of applicable income taxes             2        (14)
 Allowance for funds used during construction - equity                   42         62

  Total other income (expense) net                                       44         48

Income before interest charges                                       18,387     15,630

Interest charges
 Interest on long-term debt                                           4,046      4,071
 Other interest and amortization                                        770        696
 Allowance for funds used during construction - debt                   (156)       (73)

   Total interest charges                                             4,660      4,694

Net Income                                                          $13,727    $10,936


Statements of Retained Earnings (Unaudited)

Balance at beginning of period                                     $250,890   $244,171

Net income for period                                                13,727     10,936

Dividends paid to parent                                             (6,749)    (6,551)

Balance at end of period                                           $257,868   $248,556

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.

		      Northern States Power Company (Wisconsin)
			     Balance Sheets (Unaudited)
							      March 31,     December 31,
								1999            1998
			  ASSETS                               (Thousands of dollars)
Utility Plant
  Electric                                                    $979,732        $972,442
  Gas                                                          113,509         113,574
  Other                                                         82,496          81,040

      Total                                                  1,175,737       1,167,056
      Accumulated provision for depreciation                  (464,322)       (457,272)

      Net utility plant                                        711,415         709,784

Current Assets
  Cash                                                           1,291              51
  Accounts receivable - net                                     36,937          34,748
  Unbilled utility revenues                                     14,033          21,011
  Fuel inventories - at average cost                             6,921          12,406
  Other materials and supplies inventories - at average cost     6,561           6,609
  Prepayments and other                                          9,124          13,472

    Total current assets                                        74,867          88,297

Other Assets
  Regulatory assets                                             41,926          42,467
  Other investments                                              7,719           7,823
  Nonutility property - net of accumulated depreciation          2,729           2,803
  Unamortized debt expense                                       1,645           1,668
  Long-term prepayments and deferred charges                    11,558          10,869

     Total other assets                                         65,577          65,630

      TOTAL ASSETS                                            $851,859        $863,711

		     LIABILITIES AND EQUITY
Capitalization
  Common stock-authorized 1,000,000 shares of $100 par value,
      issued shares:  1999 and 1998, 862,000                   $86,200         $86,200
    Premium on common stock                                     10,541          10,541
    Retained earnings                                          257,868         250,890

      Total common stock equity                                354,609         347,631

  Long-term debt                                               231,885         231,863

      Total capitalization                                     586,494         579,494

Current Liabilities
  Notes payable - parent company                                34,000          55,900
  Accounts payable                                               9,918          14,301
  Payable to affiliate companies (principally parent)           15,299          16,596
  Salaries, wages, and vacation pay accrued                      4,904           5,910
  Taxes accrued                                                  8,909           3,418
  Interest accrued                                               4,166           4,184
  Other                                                          8,755           4,310

      Total current liabilities                                 85,951         104,619

Other Liabilities
  Accumulated deferred income taxes                            111,053         110,831
  Accumulated deferred investment tax credits                   17,912          18,122
  Regulatory liabilities                                        21,515          21,947
  Customer advances                                              9,504           9,458
  Benefit obligations and other                                 19,430          19,240

      Total other liabilities                                  179,414         179,598

 Commitments and Contingent Liabilities (see Note 3)

	TOTAL LIABILITIES AND EQUITY                          $851,859        $863,711

The Notes to Financial Statements are an integral part of the Balance Sheets.

			     Northern States Power Company (Wisconsin)
			       Statements of Cash Flows (Unaudited)

							     Three Months Ended
								  March 31
							      1999         1998
							   (Thousands of dollars)

Cash Flows from Operating Activities:
   Net Income                                               $13,727       $10,936
   Adjustments to reconcile net income to cash from
	operating activities:
     Depreciation and amortization                           10,535         9,546
     Deferred income taxes                                      147           507
     Deferred investment tax credits recognized                (210)         (215)
     Allowance for funds used during construction - equity      (42)          (62)
   Cash provided by changes in working capital               19,043        22,797
   Cash used for changes in other assets and liabilities       (415)         (415)

  Net cash provided by operating activities                  42,785        43,094


Cash Flows from Investing Activities:
   Capital expenditures                                     (11,887)      (10,523)
   Decrease in construction payables                         (1,154)         (381)
   Allowance for funds used during construction - equity         42            62
   Other                                                        103          (307)

  Net cash used for investing activities                    (12,896)      (11,149)


Cash Flows from Financing Activities:
   Repayment of notes payable to parent - net               (21,900)      (23,100)
   Dividends paid to parent                                  (6,749)       (6,551)

  Net cash used for financing activities                    (28,649)      (29,651)


Net increase in cash and cash equivalents                     1,240         2,294

Cash and cash equivalents at beginning of period                 51            31

Cash and cash equivalents at end of period                   $1,291        $2,325

The Notes to Financial Statements are an integral part of the Statements of Cash Flows.

     NORTHERN  STATES  POWER  COMPANY  (WISCONSIN)

     NOTES  TO  FINANCIAL  STATEMENTS
     --------------------------------

     Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin) is a wholly owned subsidiary of Northern States Power Company, a Minnesota corporation (NSP-Minnesota). The term NSP refers to NSP-Wisconsin combined with NSP-Minnesota and its other subsidiaries.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of NSP-Wisconsin as of March 31, 1999 and Dec. 31, 1998, the results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998. Due to the seasonality of NSP-Wisconsin's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

     The accounting policies followed by NSP-Wisconsin are set forth in Note 1 to NSP-Wisconsin's financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 1998 (1998 Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.      BUSINESS  DEVELOPMENTS
------------------------------

     PROPOSED MERGER - As reported in NSP-Wisconsin's 1998 Form 10-K, NSP and New Century Energies, Inc. (NCE), a utility based in Denver, Colo., have agreed to merge. It is expected that NSP-Wisconsin will continue to exist as an operating subsidiary of the merged company.

     UNION CONTRACT EXTENSION - In March 1999, NSP management and union business managers reached agreement on a five year extension of the collective bargaining agreement, subject to ratification by the union membership. On April 12, 1999, the five International Brotherhood of Electrical Workers local unions representing NSP employees notified NSP that the membership had ratified the terms and conditions of settlement for the contract extension, which will begin on Jan. 1, 2000.

     LONG TERM DEBT - The board of directors of NSP-Wisconsin authorized the issuance of up to $80 million of long-term debt in 1999 or 2000. NSP-Wisconsin currently expects to issue approximately $50 million of unsecured long-term debt in the second half of 1999, primarily to reduce short-term debt levels.

     LOSS OF CUSTOMER - One of NSP-Wisconsin's five largest combined retail electric and gas customers, Heileman Brewing of LaCrosse, is expected to close its brewery at the end of July, 1999. It purchases approximately $2.8 million of utility services from NSP-Wisconsin annually. Heileman employs 550.

------
2.          REGULATION  AND  RATE  MATTERS
--          ------------------------------

     ELECTRIC TRANSMISSION - In April 1998, NSP announced its intention to transfer its electric transmission business to an independent company (an Independent Transmission Company or ITC) not affiliated with the rest of NSP's utility operations. Several developments have occurred since this commitment was made:

- On April 28, 1998, Wisconsin Act 204, "the Reliability Act" became law. It includes provisions which allow the Public Service Commission of Wisconsin
(PSCW) to order a public utility that owns transmission facilities in Wisconsin to transfer control of its transmission facilities to an ISO (an independent nonprofit organization which would operate, but not own, the electric transmission system) or divest the public utility's interest in its transmission facilities to an ITO (an independent entity that would own and operate the electric transmission system) if the public utility has not already transferred control to an ISO or divested to an ITO by June 30, 2000. Under certain circumstances, the PSCW has authority to waive imposition of such an order on June 30, 2000. At March 31, 1999, the net book value of NSP-Wisconsin's transmission assets was approximately $150 million.

- As originally proposed, NSP anticipated divesting its transmission assets as part of the formation of the ITC. In light of the proposed merger with NCE, divestiture of transmission assets does not seem feasible as it would appear to trigger adverse tax and accounting consequences. Therefore, NSP is evaluating alternatives to divestiture of its transmission assets, which may or may not include an ITC at this time.

     There is no guarantee that NSP will be successful in forming an ITC. If NSP is not successful in forming an ITC, the Reliability Act currently would require the transfer of control of NSP-Wisconsin's transmission assets to an ISO, unless a waiver is granted.

	  TRANSMISSION RATE CASE - As discussed in NSP-Wisconsin's 1998 Form 10-K, in the first quarter of 1998, NSP filed wholesale electric point-to-point and network integration transmission service (or NTS - relating to the costs of operating and maintaining the regional electric transmission network that NSP shares with other qualifying regional utilities) rate cases with the FERC. In March 1999, NSP filed an offer of settlement which would resolve virtually all issues in the two cases. The offer of settlement provides an approximate two percent reduction in point-to-point rates which, combined with anticipated reductions in non-firm discounting, is expected to have little or no impact on annual revenues. In addition, the settlement calls for increases in existing ancillary service rates and, in some cases, initial service rates, resulting in an annual increase of approximately $1 million in ancillary service revenues. More importantly, the settlement provides for a cap on NSP's annual NTS payment liabilities to its five NTS customers at $10 million per year. Rates are all effective Oct. 1, 1998. The offer also provides a two or three year moratorium period on future transmission rate changes. The length of the moratorium is based on whether NSP forms an ITC or is ordered to join an ISO (two years), or voluntarily joins an ISO (three years). All parties filed written comments generally recommending FERC approval of the offer. NSP expects FERC approval later in 1999.

------
3.          COMMITMENTS  AND  CONTINGENT  LIABILITIES
--          -----------------------------------------

     LEGAL CONTINGENCIES - In the normal course of business, various lawsuits and claims have arisen against NSP. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition of such matters.

     ENVIRONMENTAL CONTINGENCIES - As discussed in Note 8 to the Financial Statements in the 1998 Form 10-K, NSP-Wisconsin had been named as one of three potentially responsible parties in connection with environmental contamination at a site in Ashland, Wis. and the Wisconsin Department of Natural Resources was evaluating proposed methods of remediating the contamination. NSP-Wisconsin now expects a final decision on the remedial strategy to be used at the site will be made in the fourth quarter of 1999.

     In September 1998 the United States Environmental Protection Agency (EPA) released nitrogen oxide (NOx) emission regulations affecting 22 states, including Wisconsin. The goal of the new regulations is to reduce NOx emissions by 85 percent by May 1, 2003. Two of NSP-Wisconsin's boilers and eight of its combustion turbines may be subject to this action. If retrofit technology to control NOx emissions is installed on the two boilers and eight combustion turbines, the worst case compliance cost estimates are up to $62.3 million for capital improvements and up to $13.6 million for additional annual operation and maintenance expenses. These estimates were required to be developed by the PSCW in order to determine the potential scope of financial impacts associated with retrofit alternatives. It should not be construed, however, that retrofitting the two boilers and eight combustion turbines will be the compliance alternative of choice. If the rules are finalized in their most stringent form, other alternatives for these older units may be deemed more cost effective than retrofitting. The final form of the WDNR's regulations and their applicability to NSP-Wisconsin is still uncertain.

     NSP-Wisconsin has joined with two other Wisconsin-based utilities as well as the Wisconsin Paper Council and Wisconsin Manufacturers and Commerce industrial organizations to request a judicial review of the EPA's final NOx rules. NSP-Wisconsin believes that the EPA improperly included Wisconsin in the scope of the regulatory action, and it improperly calculated potential emissions
of  NOx    reducing  the  allowable  emission  limits  for  the  state.

4. Segment Information

   NSP-Wisconsin  has  two  reportable segments:  Electric  Utility  and  Gas
Utility.   Segment information for the first quarter of 1999 and 1998  is  as follows:

Business Segments
			       Operating Revenues
3 Mos. Ended 3/31/99              from External   Intersegment    Segment Net
(Thousands of dollars)              Customers       Revenues     Income/(Loss)

Electric Utility                    $102,610            $ 30           $10,264
Gas Utility                           34,051             885             3,463
				      ------             ---             -----
Consolidated Total                  $136,661            $915           $13,727

			       Operating Revenues
3 Mos. Ended 3/31/98              from External   Intersegment     Segment Net
(Thousands of dollars)              Customers           Revenues
Income/(Loss)

Electric Utility                   $  98,268            $ 37          $ 8,264
Gas Utility                           31,129             634            2,672
				      ------             ---            -----
Consolidated Total                  $129,397            $671          $10,936

Item  2          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
		 ------------------------------------------------------
     CONDITION  AND  RESULTS  OF  OPERATIONS
     ---------------------------------------

     Discussion of financial condition and liquidity is omitted per conditions set forth in general instructions J (1) and (2) of Form 10-Q for wholly-owned subsidiaries (reduced disclosure format).

     Except for the historical statements contained herein, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; issues relating to year 2000 remediation efforts; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 1999.

     On  March  24,  1999,  NSP  and  NCE  entered into an Agreement and Plan of
Merger, providing for a strategic business combination of NSP and NCE. The following discussion and analysis is based on the financial condition and operations of NSP-Wisconsin and does not reflect the potential effects of the combination between NSP and NCE.

First  Quarter  1999  Compared  with  First  Quarter  1998
----------------------------------------------------------

     ELECTRIC REVENUES increased $4.3 million in total in the first quarter of 1999 compared with the first quarter of 1998. Revenues from sales to customers increased $3.7 million or 4.6 percent largely due to more favorable weather in 1999 as compared to 1998 and a 2.5 percent increase in retail electric rates that was approved by the PSCW in September of 1998. Weather-adjusted sales decreased 0.4 percent comparing first quarter 1999 with first quarter 1998. The remaining increase in electric revenues of $0.7 million relates to higher Interchange Agreement billings to NSP-Minnesota, which reflects increases in NSP-Wisconsin's fuel and transmission expenses.

     GAS REVENUES increased $3.2 million or 10.0 percent due primarily to higher sales volumes. Total gas volumes increased 12.9 percent in first quarter 1999 compared with the same period in 1998. The sales increase was partially offset by a 2.2 percent decrease in retail gas rates effective Sept. 16, 1998 and lower gas costs per unit. Lower purchased gas costs per unit, as discussed below, are reflected in rates through the purchased gas adjustment clause mechanism.

      PURCHASED AND INTERCHANGE POWER and FUEL FOR ELECTRIC GENERATION together decreased $1.7 million. This decrease was caused by lower purchases and lower generation expenses necessary to support lower sales levels. In addition, fixed expenses billed from NSP-Minnesota were lower in the first quarter of 1999 than the first quarter of 1998.

     GAS PURCHASED FOR RESALE expenses increased $2.1 million or 9.7 percent. The cost of additional purchases required to support 12.9 percent higher gas sales volumes was partially offset by lower gas costs per unit.

     OTHER OPERATION, MAINTENANCE, ADMINISTRATIVE AND GENERAL AND CONSERVATION AND DEMAND SIDE MANAGEMENT expenses together increased $0.8 million or 3.7 percent in the first quarter of 1999 compared to the first quarter of 1998. Higher generating and transmission expenses in 1999 were partially offset by lower customer service expenses, conservation demand side management, and distribution line clearance expenses. Transmission operating expenses increased primarily due to the amortization of $1.1 million of deferred Network Transmission Service (NTS) costs in the first quarter of 1999. In the first quarter of 1998, NTS costs were deferred as authorized by the PSCW.

     DEPRECIATION AND AMORTIZATION increased $1 million due to increases in the company's plant in service.

     YEAR  2000  (Y2K) READINESS - To the extent allowed, the information in the
     ---------------------------
following section is designated as a "Year 2000 Readiness Disclosure." NSP is incurring significant costs to modify or replace existing technology, including computer software, for uninterrupted operation in the year 2000 and beyond as discussed in NSP's 1998 Form 10-K.

     NSP  is  on  schedule  for  completion  of  its  Y2K  project.
- On March 31, 1999, 91 percent of NSP's mission-critical systems and processes were Y2K ready.
- By June 30, 1999, NSP expects to complete all Y2K efforts on mission-critical systems and processes and to finalize contingency planning.
- By Dec. 31, 1999, NSP expects to complete remediation of low-priority applications and complete all Y2K testing and implementation.

     Since the Y2K project started in 1996 and through March 31, 1999, NSP has spent approximately $16.3 million for Y2K efforts, which primarily is expensed as incurred. The additional development and remediation costs necessary for NSP to prepare for Y2K is estimated to be approximately $8 million.

      Through March 31, 1999 NSP-Wisconsin had spent approximately $1 million for year 2000 remediation. The additional development and remediation costs necessary for NSP-Wisconsin to prepare for Y2K is estimated to be approximately $200,000.

------
Item  6.    Exhibits  and  Reports  on  Form  8-K
-------------------------------------------------

(A)          EXHIBITS

The  following  exhibits  are  filed  with  this  report:


	    27.01            Financial Data Schedule  for the three months ended
			     March  31,  1999.

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

				       NORTHERN STATES POWER COMPANY (WISCONSIN)
				       (Registrant)


					/s/

				       Roger  D.  Sandeen
				       Vice President, Treasurer and  Controller
				       (Principal  Financial and
							    Accounting  Officer)


Date:    May  14,  1999
	 --------------