Form 10-Q
period 1999-06-30
NORTHERN STATES POWER CO /WI/
filed 1999-08-13
CIK 72909

United States
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-Q
(Mark one)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended       June 30, 1999          Commission File Number 10-3140

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

                Class                                    Outstanding at
                                                         August 13, 1999
     Common Stock, $100 par value                        862,000  Shares

      All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

                                 PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  Northern States Power Company (Wisconsin)
                      Statements of Income (Unaudited)

                                          Three Months Ended   Six Months Ended
                                                June 30                 June 30
                                            1999       1998        1999         1998
                                                    (Thousands of dollars)

Operating revenues
 Electric                                 $97,163      $95,432    $199,804   $193,738
 Gas                                       11,301       11,650      46,238     43,413
   Total                                  108,464      107,082     246,042    237,151

Operating expenses
 Purchased and interchange power           48,738       48,263      95,582     96,380
 Fuel for electric generation               2,657        3,521       4,377      5,701
 Gas purchased for resale                   6,813        7,359      30,665     29,105
 Other operation                           13,236       12,266      25,890     23,308
 Maintenance                                6,441        6,584      10,806     10,743
 Administrative and general                 4,374        4,737       9,413      9,807
 Conservation and demand side management    1,281        2,234       2,561      4,467
 Depreciation and amortization             10,604        9,734      20,910     19,048
 Taxes: Property and general                3,764        3,634       7,499      7,305
            Current income tax              2,520        1,340      12,017      7,998
            Deferred income tax               101          526         252      1,036
            Investment tax credits
              recognized                     (210)        (215)       (419)      (429)
   Total                                  100,319       99,983     219,553    214,469

Operating income                            8,145        7,099      26,489     22,682

Other income (expense)
 Allowance for funds used during
   construction - equity                       59           81         100        142
 Other income and deductions - net of
   applicable income taxes                     33           95          34         81
  Total other income (expense) - net           92          176         134        223

Income before interest charges              8,237        7,275      26,623     22,905

Interest charges
 Interest on long-term debt                 4,046        4,046       8,092      8,117
 Other interest and amortization              628          581       1,398      1,277
 Allowance for funds used during
   construction - debt                       (214)         (82)       (370)      (155)
   Total interest charges                   4,460        4,545       9,120      9,239

Net Income                                 $3,777       $2,730     $17,503    $13,666

Statements of Retained Earnings (Unaudited)

Balance at beginning of period           $257,868     $248,556    $250,890   $244,171
Net income for period                       3,777        2,730      17,503     13,666
Dividends paid to parent                   (6,750)      (6,551)    (13,498)   (13,102)
Balance at end of period                 $254,895     $244,735    $254,895   $244,735


The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.

                  Northern States Power Company (Wisconsin)
                         Balance Sheets (Unaudited)
                                                                  June 30,  December 31,
                                                                     1999       1998
ASSETS                                                            (Thousands of dollars)
Utility Plant
  Electric                                                       $ 994,106     $972,442
  Gas                                                              115,006      113,574
  Other                                                             83,227       81,040
      Total                                                      1,192,339    1,167,056
    Accumulated provision for depreciation                        (471,371)    (457,272)
      Net utility plant                                            720,968      709,784

Current Assets
  Cash                                                                 152           51
  Accounts receivable - net                                         31,362       34,748
  Unbilled utility revenues                                         10,413       21,011
  Fuel inventories - at average cost                                 4,096       12,406
  Other materials and supplies inventories - at average cost         6,571        6,609
  Prepayments and other                                             11,732       13,472
    Total current assets                                            64,326       88,297

Other Assets
  Regulatory assets                                                 40,644       42,467
  Other investments                                                  7,255        7,823
  Nonutility property - net of accumulated depreciation              2,729        2,803
  Unamortized debt expense                                           1,621        1,668
  Long-term prepayments and deferred charges                        12,506       10,869
     Total other assets                                             64,755       65,630

      TOTAL ASSETS                                                $850,049     $863,711

LIABILITIES AND EQUITY
Capitalization
  Common stock - authorized 1,000,000 shares of
    $100 par value,issued shares:  1999 and 1998, 862,000          $86,200      $86,200
    Premium on common stock                                         10,541       10,541
    Retained earnings                                              254,895      250,890
      Total common stock equity                                    351,636      347,631

  Long-term debt                                                   231,907      231,863

      Total capitalization                                         583,543      579,494

Current Liabilities
  Notes payable - parent company                                    40,400       55,900
  Accounts payable                                                  10,017       14,301
  Payable to affiliate companies (principally parent)               20,167       16,596
  Salaries, wages, and vacation pay accrued                          5,639        5,910
  Taxes accrued                                                          0        3,418
  Interest accrued                                                   4,107        4,184
  Other                                                              6,750        4,310
      Total current liabilities                                     87,080      104,619

Other Liabilities
  Accumulated deferred income taxes                                111,347      110,831
  Accumulated deferred investment tax credits                       17,701       18,122
  Regulatory liabilities                                            20,524       21,947
  Customer advances                                                  9,740        9,458
  Benefit obligations and other                                     20,114       19,240
      Total other liabilities                                      179,426      179,598

 Commitments and Contingent Liabilities (see Note 3)

        TOTAL LIABILITIES AND EQUITY                              $850,049     $863,711


The Notes to Financial Statements are an integral part of the Balance Sheets.


                  Northern States Power Company (Wisconsin)
                    Statements of Cash Flows (Unaudited)
                                                                  Six Months Ended
                                                                      June 30
                                                               1999            1998
                                                              (Thousands of dollars)

Cash Flows from Operating Activities:
   Net Income                                                $17,503          $13,666
   Adjustments to reconcile net income to
     cash from operating activities:
     Depreciation and amortization                            21,368           19,513
     Deferred income taxes                                       245            1,030
     Deferred investment tax credits recognized                 (419)            (430)
     Allowance for funds used during construction -equity       (100)            (143)
   Loss on sale of assets                                         14                0
   Cash provided by changes in working capital                22,444           18,914
   Cash used for changes in other assets and liabilities        (229)          (1,187)

  Net cash provided by operating activities                   60,826           51,363

Cash Flows from Investing Activities:
   Capital expenditures                                      (32,171)         (24,803)
   Decrease in construction payables                            (314)            (212)
   Allowance for funds used during construction - equity         100              143
   Proceeds from sale of assets                                   90                0
   Other                                                         568             (144)

  Net cash used for investing activities                     (31,727)         (25,016)


Cash Flows from Financing Activities:
   Repayment of notes payable to parent - net                (15,500)         (12,000)
   Dividends paid to parent                                  (13,498)         (13,102)

  Net cash used for financing activities                     (28,998)         (25,102)

Net increase in cash and cash equivalents                        101            1,245

Cash and cash equivalents at beginning of period                  51               31

Cash and cash equivalents at end of period                      $152           $1,276


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

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of NSP-Wisconsin as of June 30, 1999 and Dec. 31, 1998, the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. Due to the seasonality of NSP-Wisconsin's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

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

   Long Term Debt - The board of directors of NSP-Wisconsin authorized the issuance of up to $80 million of long-term debt in 1999 or 2000. NSP-Wisconsin currently expects to issue between $50 million and $80 million of unsecured long-term debt in the second half of 1999, primarily to reduce short-term debt levels.

   In July 1999, NSP-Wisconsin filed an application with the Public Service Commission of Wisconsin seeking authority to increase its currently authorized short term borrowing limit and to issue a new series of long term debt.

   Loss of Customer - One of NSP-Wisconsin's five largest combined retail electric and gas customers, Heileman Brewing of LaCrosse, has decided to close its brewery. Even though Heileman purchased approximately $2.8 million of utility services annually, NSP-Wisconsin's total electric and gas sales are expected to continue to grow.

       Recently a consortium of private investors have announced their intention to purchase the facility. However, at this time it is uncertain if the brewery will reopen and, if it does reopen, whether it will purchase the same amount of energy as it did in the past.

2. Regulation and Rate Matters

   Electric Transmission - On April 28, 1998, Wisconsin Act 204, "the Reliability Act" became law. It includes provisions which allow the Public Service Commission of Wisconsin (PSCW) to order a public utility that owns transmission facilities in Wisconsin to transfer control of its transmission facilities to an Independent System Operator or ISO (an independent nonprofit organization which would operate, but not own, the electric transmission system) or divest the public utility's interest in its transmission facilities to an Independent Transmission Company or ITC (an independent entity that would own and operate the electric transmission system) if the public utility has not already transferred control to an ISO or divested to an ITC by June 30, 2000. Under certain circumstances, the PSCW has authority to waive imposition of such an order on June 30, 2000. At June 30, 1999, the net book value of NSP-Wisconsin's transmission assets was approximately $152 million.

   In April 1998, NSP announced its intention to transfer its electric transmission business to an ITC not affiliated with the rest of NSP's utility operations. As originally proposed, NSP anticipated divesting its transmission assets to the ITC. In light of its proposed merger with NCE, NSP's divestiture of transmission assets is not feasible because it would trigger adverse tax and accounting consequences. Therefore, NSP is evaluating the feasibility of alternatives to divestiture of its transmission assets. In its regulatory filings seeking approval of the proposed merger with NCE, NSP has proposed to transfer control of its transmission assets to the Midwest ISO upon completion of the merger.

  Transmission Rate Case - As discussed in NSP-Wisconsin's 1998 Form 10-K, in the first quarter of 1998, NSP filed wholesale electric point-to-point and network integration transmission service (or NTS - relating to the costs of operating and maintaining the regional electric transmission network that NSP shares with other qualifying regional utilities) rate cases with the FERC. In March 1999, NSP filed an offer of settlement which would resolve virtually all issues in the two cases. The offer of settlement provides an approximate two percent reduction in point-to-point rates which, combined with anticipated reductions in non-firm discounting, is expected to have little or no impact on NSP-Wisconsin's annual revenues. In addition, the settlement calls for increases in existing ancillary service rates and, in some cases, initial service rates, resulting in an annual increase of approximately $1 million in ancillary service revenues. More importantly, the settlement provides for a cap on NSP's annual NTS payment liabilities to its five NTS customers at $10 million per year. The point-to-point and ancillary service rates would be retroactive to June 1, 1998. The offer also provides a two or three year moratorium period on future transmission rate changes. The length of the moratorium is based on whether NSP forms an ITC or is ordered to join an ISO (two years), or voluntarily joins an ISO (three years). All parties filed written comments generally recommending FERC approval of the offer. NSP expects FERC approval later in 1999.

  Midcontinent Area Power Pool (MAPP) Transmission Tariff - In May 1999, MAPP members voted to approve a MAPP regional transmission service tariff which will supercede MAPP members' individual electric transmission service tariffs for most wholesale transactions. The proposed MAPP tariff was filed with the FERC in July 1999. MAPP proposed that the new tariff be effective 90 days after a FERC order accepting the tariff for filing. NSP estimates that the MAPP regional transmission service tariff will reduce NSP's year 2000 pretax earnings by between $5 million and $16 million, of which about 15 percent relates to NSP-Wisconsin. NSP and several other parties filed protests to the MAPP tariff, asking the FERC to modify and/or delay implementation of the new tariff. The tariff is pending FERC action, which is expected later in 1999.

       Construction Authorization - In 1996, NSP and Dairyland Power Cooperative of LaCrosse, Wis. proposed building an electric transmission system between NSP-Minnesota's Chisago substation in eastern Minnesota and Dairyland's Apple River substation in northwestern Wisconsin in response to a need for additional reliability and capacity in both regions. During the second quarter of 1999, the PSCW granted permission to build the system. Approval from Minnesota regulators is still needed. The Minnesota Department of Public Service (DPS) recommended not building the line as it is proposed, although they did acknowledge the need for more transmission capacity. Its recommendation will be considered by the Minnesota Environmental Quality Board (MEQB), which has the authority to approve or deny the project. NSP is currently responding to additional data requests from the DPS to be used in the regulatory proceedings in Minnesota. A decision from the MEQB is expected in late 1999.

   2000 Wisconsin Rate Filing - On May 28, 1999 NSP-Wisconsin filed an application for authority to maintain current retail electric and natural gas service rates in Wisconsin. NSP-Wisconsin is required to make a biennial rate filing in odd numbered years. Current rates were placed in effect in September, 1998. A decision on the application is expected in the fourth quarter of 1999.

      Plant Depreciaton - In May NSP-Wisconsin filed an application with the PSCW for recertification of certain plant depreciation rates and for approval of a change to the remaining life technique for the calculation of straight line depreciation for production facilities. An order is expected in the fourth quarter of 1999. NSP-Wisconsin expects to implement that decision at the same time as it implements the PSCW's decision on its rate filing in January 2000. Although final approval is pending, the PSCW staff have agreed that annual depreciation expense should be decreased by $326,000 effective Jan. 1, 2000.

3. Commitments and Contingent Liabilities

 Legal Contingencies - In the normal course of business, various lawsuits and claims have arisen against NSP. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition of such matters.

      Environmental Contingencies - As discussed in Note 8 to the Financial Statements in the 1998 Form 10-K, NSP-Wisconsin had been named as one of three potentially responsible parties in connection with environmental contamination at a site in Ashland, Wis. The Wisconsin Department of Natural Resources (WDNR) is evaluating proposed methods of remediating the contamination. NSP-Wisconsin now expects a final decision on the remedial method to be used at the site will be made in the fourth quarter of 1999.

     A local environmental group has recently petitioned the United States Environmental Protection Agency (EPA) to conduct a preliminary assessment of the Ashland site under Section 105(d) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). A preliminary assessment is a limited scope investigation to evaluate the potential for hazardous substance releases from a site. If the preliminary assessment of the site concludes that further investigation is necessary, the site may proceed through several evaluative steps up to and including listing on the national priorities list. The preliminary assessment of the Ashland site must be completed by the spring of 2000. It currently appears that the WDNR will perform this preliminary assessment for EPA and may also continue to serve as the lead regulatory agency for the site. This development has not changed the WDNR's plans to select a remedial option for the site by the fall of 1999.

   As discussed in Note 8 to the Financial Statements in the 1998 Form 10-K, NSP-Wisconsin was investigating its responsibility to remediate contamination found at a former landfill site in Amery, Wis. NSP-Wisconsin reached a settlement with the owner of the landfill during the second quarter of 1999 which released NSP-Wisconsin from liability.

    In  September  1998  the  EPA  released  nitrogen  oxide  (NOx)  emission regulations affecting 22 states, including Wisconsin. The goal of the new regulations is to reduce NOx emissions by 85 percent by May 1, 2003. Two of NSP-Wisconsin's boilers and eight of its combustion turbines may be subject to this action. If the existing boilers and combustion turbines are made compliant using retrofit technology to control NOx emissions, it could require up to $62.3 million for capital improvements and up to $13.6 million for additional annual operation and maintenance expenses This is the highest compliance cost estimate and it not necessarily the compliance alternative of choice. If the rules are finalized in their most stringent form, other alternatives for these older units may be deemed more cost effective than retrofitting. How the WDNR will implement the new EPA NOx regulations and their applicability to NSP-Wisconsin is still uncertain.

   NSP-Wisconsin has joined with two other Wisconsin-based utilities as well as the Wisconsin Paper Council and Wisconsin Manufacturers and Commerce industrial organizations to request a judicial review of the EPA's final NOx rules. NSP-Wisconsin believes that the EPA improperly included Wisconsin in the scope of the regulatory action and it improperly calculated potential emissions of NOx, reducing the allowable emission limits for the state.

      In the second quarter of 1999, the EPA was ordered by a federal appeals panel to suspend implementation of the NOx rules pending further action on a lawsuit brought by another trade group. This action means that the states will not have to submit plans in September 1999 describing how they intend to reduce interstate movement of pollution. It is possible that the State of Wisconsin will now either not be required to meet the more stringent NOx requirements or that their implementation will be delayed substantially.

4.  Segment Information

   NSP-Wisconsin has two reportable segments: Electric Utility and Gas Utility. Segment information for the second quarter of 1999 and 1998 is as follows:

Business Segments

                            Operating Revenues
3 Mos. Ended 6/30/99           from External         Intersegment      Segment Net
(Thousands of dollars)           Customers             Revenues      Income/(Loss)

Electric Utility                 $   97,133                $  30            $4,194
Gas Utility                          11,019                  282              (417)

Consolidated Total                 $108,152                 $312            $3,777

                            Operating Revenues
3 Mos. Ended 6/30/98           from External         Intersegment      Segment Net
(Thousands of dollars)          Customers               Revenues     Income/(Loss)

Electric Utility                  $  95,397               $   35            $3,519
Gas Utility                          10,568                1,082              (789)

Consolidated Total                 $105,965               $1,117            $2,730


                            Operating Revenues
6 Mos. Ended 6/30/99           from External         Intersegment       Segment Net
(Thousands of dollars)          Customers              Revenues       Income/(Loss)

Electric Utility                  $ 199,743              $    62           $14,458
Gas Utility                          45,071                1,166             3,045

Consolidated Total                 $244,814               $1,228           $17,503

                           Operating Revenues
6 Mos. Ended 6/30/98          from External         Intersegment        Segment Net
(Thousands of dollars)         Customers              Revenues       Income/(Loss)

Electric Utility                  $193,665               $    73           $11,782
Gas Utility                         41,697                 1,716             1,884
Consolidated Total                $235,362                $1,789           $13,666


Item 2                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS

       Discussion of financial condition and liquidity is omitted per conditions set forth in general instructions J (1) and (2) of Form 10-Q for wholly-owned subsidiaries (reduced disclosure format).

   Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; changes in federal or state legislation; issues relating to year 2000 remediation efforts; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 1999.

   On March 24, 1999, NSP and NCE agreed to merge. The following discussion and analysis is based on the financial condition and operations of NSP-Wisconsin and does not reflect the potential effects of the combination between NSP and NCE.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

      The Company's net income for the quarter and six months ended June 30, 1999 was $3.8 million and $17.5 million, respectively, an increase of $1.0 million and $3.8 million, respectively, from the comparable periods a year ago. The following analysis summarizes the specific revenue and expense items impacting these results.

Second Quarter 1999 Compared with Second Quarter 1998

    Electric revenues increased $1.7 million or 1.8 percent in total in the second quarter of 1999 compared with the second quarter of 1998. Revenues from sales of electricity increased due mainly to a 2.5 percent increase in retail electric rates that was approved by the Public Service Commission of Wisconsin in September of 1998.

    Gas revenues decreased $0.3 million or 3.0 percent in the second quarter of 1999 compared with the second quarter of 1998 due to natural gas price decreases partially offset by higher sales levels. Total gas sales increased
4.8 percent due in part to more favorable weather and higher interruptible sales in the second quarter of 1999. The sales increase was more than offset by a 2.2 percent decrease in retail gas rates effective September 16, 1998 and lower gas costs per unit. Lower per unit gas costs, as discussed below, are reflected in customer rates through the purchased gas adjustment clause mechanism.

    Purchased and Interchange Power and Fuel for Electric Generation together decreased $0.4 million for second quarter 1999 compared to second quarter 1998. Lower variable generation expenses and lower fixed demand expenses billed from NSP-Minnesota in 1999 were partially offset by increased variable costs of energy purchased from NSP-Minnesota.

    Gas purchased for resale decreased $0.5 million or 7.4 percent in the second quarter 1999 compared to the second quarter 1998. The cost of additional purchases to support 4.8 percent higher unit sales volumes was more than offset by lower per unit gas costs charged by suppliers.

     Other operating expenses increased $1.0 million in the second quarter of 1999 compared to the same period in 1998. This increase in operating expenses is mainly due to the amortization of $1.1 million of NTS costs in the second quarter of 1999. In the second quarter of 1998, NTS costs were deferred as authorized by the Public Service Commission of Wisconsin.

   Conservation and demand side management (DSM) expenses decreased primarily because DSM expenses authorized were $1.0 million lower in the second quarter of 1999 than in the second quarter of 1998. Amortization of previously deferred DSM expenses was relatively the same for both periods.

    Maintenance and Administrative and General expenses together decreased $0.5 million or 4.5 percent in the second quarter of 1999 compared to the same period in 1998. Lower distribution maintenance expenses were partially offset by higher generation maintenance expenses.

   Depreciation and amortization increased $0.9 million or 8.9 percent in the second quarter of 1999 compared with the same period in 1998 due to normal increases in the NSP-Wisconsin's plant in service and additional depreciation authorized in September 1998.

    Income tax increased $0.8 million reflecting higher pretax operating income in the second quarter of 1999 than in the second quarter of 1998.

First Six Months of 1999 Compared with First Six Months of 1998

    Electric revenues increased $6.1 million or 3.1 percent in total for the first six months of 1999 compared with the first six months of 1998. Revenues from sales of electricity increased largely due to a 2.5 percent increase in retail electric rates that was approved by the PSCW in September of 1998 and monthly average temperatures in the first six months of 1999 that were colder than the same period in 1998.

    Gas  revenues for the first six months of 1999 increased $2.8 million  or
6.5 percent as compared with the first six months of 1998 due to higher sales levels partially offset by natural gas price decreases. Total gas sales volumes increased 10.3 percent in the first six months of 1999 over the first six months of 1998 due to colder average monthly temperatures partially offset by lower interruptible sales in 1999. Lower costs per unit of purchased gas, as discussed later, are reflected in customer rates through the purchased gas adjustment clause mechanism.

    Purchased and Interchange Power and Fuel for Electric Generation together decreased $2.1 million or 2.1 percent in the first six months of 1999 compared with the first six months of 1998. Lower generation expenses and lower fixed demand expenses billed from NSP-Minnesota in 1999 were partially offset by increased variable costs of energy purchased from NSP-Minnesota.

    Gas purchased for resale increased $1.6 million or 5.4 percent in the first six months of 1999 compared with the first six months of 1998 primarily due to increased natural gas purchases to support higher sales volumes. Partially offsetting this increase were lower per unit gas costs charged by suppliers.

 .     Other operating expenses increased $2.6 million or 11.1 percent in  the
first six months of 1999 compared to the same period in 1998.   This increase
was due mainly to the amortization of $2.1 million of NTS costs in the first six months of 1999. In the first six months of 1998, NTS costs were deferred as authorized by the Public Service Commission of Wisconsin.

   Conservation and demand side management (DSM) expenses decreased primarily because DSM expenses authorized were $1.9 million lower in the first six months of 1999 than in the first six months of 1998.

      Depreciation and amortization increased $1.9 million or 9.8 percent in the first six months of 1999 compared with the same period in 1998 due to normal increases in the Company's plant in service and additional depreciation authorized in September of 1998.

   Income tax increased $3.2 million in the first six months of 1999 compared with the first six months of 1998 reflecting higher pretax operating income in 1999.

   Year 2000 (Y2K) Readiness - This information is designated as a "Year 2000 Readiness Disclosure." NSP is incurring significant costs to modify or replace existing technology, including computer software, for uninterrupted operation in the year 2000 and beyond as discussed in NSP's 1998 Form 10-K.

NSP, including NSP-Wisconsin, is on schedule for completion of its Y2K project.

o      On  June 30, 1999, 99 percent of both NSP's mission-critical and  non-
critical systems    and processes were Y2K ready.

o     On  June 30, 1999, NSP filed its contingency plans as required  by  the
North  American       Electric Reliability Council.  NSP's contingency  plans
are comprehensive and include the following actions: the establishment of back-up or alternative data and voice communications, increasing generation
reserves,  coordination  with  government agencies,       increased  staffing
levels during Y2K critical time periods and conducting readiness drills.

o     By  Dec.  31,  1999, NSP expects to have completed  implementation  and
testing of all      applications.

    Through June 30, 1999 NSP-Wisconsin had spent approximately $1.1 million for year 2000 remediation. The additional development and remediation costs necessary for NSP-Wisconsin to prepare for Y2K is estimated to be approximately $100,000.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibits are filed with this report:

     3.01     Restated Articles of Incorporation.

     3.02     By-Laws of NSP-Wisconsin as amended.

    27.01     Financial Data Schedule for the six months ended June 30, 1999.

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