Form 10-Q
period 1999-09-30
NORTHERN STATES POWER CO /WI/
filed 1999-11-08
CIK 72909

United  States
		  SECURITIES  AND  EXCHANGE  COMMISSION
		       Washington,  D.C.    20549

			       Form  10-Q
(Mark  one)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934


--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended Sept. 30, 1999                 Commission File Number 10-3140
		  --------------                                        -------

NORTHERN STATES POWER COMPANY, A WISCONSIN CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) AND (2) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

		      Northern  States  Power Company
--------------------------------------------------------------------------------
       (Exact  name  of  registrant  as  specified  in  its  charter)

     Wisconsin                                           39-0508315
     ---------                                           -----------
(State  or  other  jurisdiction  of         (I.R.S. Employer Identification No.)
 incorporation  or  organization)

1414  W.  Hamilton  Ave,  Eau  Claire,  Wisconsin                        54701
-------------------------------------------------                        ------
   (Address  of principal executive officers)                         (Zip Code)

Registrant's  telephone  number,  including  area  code          (715)  839-1382
								 ---------------

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

			 Yes      X          No
			      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

			  Class                      Outstanding at Nov. 5, 1999
     --------------------------                      ---------------------------
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

			 PART 1.  FINANCIAL INFORMATION
			  ------------------------------

ITEM  1.    FINANCIAL  STATEMENTS
---------------------------------

		    NORTHERN STATES POWER COMPANY (WISCONSIN)
			STATEMENTS OF INCOME (UNAUDITED)
			--------------------------------

								   Three Months Ended        Nine Months Ended
								       September 30             September 30
								       ------------             ------------
								     1999        1998         1999        1998
								     ----        ----         ----        ----
									    (Thousands of dollars)

OPERATING  REVENUES
Electric                                                         $109,344    $104,348     $309,149     $298,085
Gas                                                                 8,634       9,447       54,872       52,861
								  -------     -------      -------      -------
Total                                                             117,978     113,795      364,021      350,946

OPERATING  EXPENSES
Purchased and interchange power                                    53,191      49,314      148,772      145,694
fuel for electric generation                                        3,985       4,002        8,362        9,704
Gas purchased for resale                                            5,138       6,172       35,803       35,277
Other operation                                                    13,104      12,238       38,995       35,547
Maintenance                                                         5,930       5,311       16,736       16,054
Administrative and general                                          5,056       4,353       14,469       14,160
Conservation and demand side management                             1,280       2,079        3,841        6,547
Depreciation and amortization                                      10,485       9,856       31,396       28,904
Taxes: Property and general                                         3,759       3,630       11,258       10,935
Current income tax                                                  4,647       4,750       16,664       12,747
Deferred income tax                                                   461         374          713        1,409
Investment tax credits recognized                                    (210)       (215)        (629)        (644)
								  -------     -------      -------      -------
Total                                                             106,826     101,864      326,380      316,334
								  -------     -------      -------      -------

OPERATING INCOME                                                   11,152      11,931       37,641       34,612

OTHER  INCOME  (EXPENSE)
Allowance for funds used during construction - equity                  95         115          195          258
Other income and deductions - net of applicable income taxes          189         499          224          580
								      ---         ---          ---          ---
Total other income (expense) net                                      284         614          419          838
								      ---         ---          ---          ---
INCOME BEFORE INTEREST CHARGES                                     11,436      12,545       38,060       35,450

INTEREST  CHARGES
Interest on long-term debt                                          4,046       4,046       12,139       12,163
Other interest and amortization                                       840         757        2,237        2,034
Allowance for funds used during construction - debt                  (314)       (143)        (684)        (298)
								    -----       -----       ------       ------
Total interest charges                                              4,572       4,660       13,692       13,899
								    -----       -----       ------       ------
NET INCOME                                                         $6,864      $7,885      $24,368      $21,551
								   ======      ======      =======      =======

		   STATEMENTS OF RETAINED EARNINGS (UNAUDITED)
		   -------------------------------------------

Balance at beginning of period                                   $254,895    $244,735     $250,890     $244,171

Net income for period                                               6,864       7,885       24,368       21,551
Dividends paid to parent                                           (6,749)     (6,552)     (20,248)     (19,654)
Merger with Natural Gas, Inc                                            0         730            0          730
									-         ---            -          ---
Balance at end of period                                         $255,010    $246,798     $255,010     $246,798
								 ========    ========     ========     ========

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.

                                                 1
		    NORTHERN STATES POWER COMPANY (WISCONSIN)
		      STATEMENTS OF CASH FLOWS (UNAUDITED)
		      ------------------------------------
										       Nine Months Ended
											    Sept. 30
											    --------
										      1999           1998
										      ----           ----
										    (Thousands of dollars)

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

Net Income                                                                          $24,368          $21,551

Adjustments  to  reconcile  net  income  to  cash  from operating activities:

Depreciation and amortization                                                        32,086           29,600
Deferred income taxes                                                                   702            1,401
Deferred investment tax credits recognized                                             (629)            (644)
Allowance  for  funds  used  during  construction  -  equity                           (195)            (258)
Undistributed  equity  in  subsidiary  company  earnings                               (223)            (398)
Cash provided by changes in working capital                                          21,698           11,886
Cash provided by changes in other assets and liabilities                                559            6,380
										     ------           ------
Net cash provided by operating activities                                            78,366           69,518

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

Capital expenditures                                                                (58,949)         (44,236)
Decrease in construction payables                                                      (575)            (729)
Allowance for funds used during construction - equity                                   195              258
Other                                                                                  (985)             630
										    --------         --------
Net cash used for investing activities                                              (60,314)         (44,077)


CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

Issuances (repayment) of notes payable to parent - net                                2,900           (5,400)
Repayment of other notes payable - net                                                    0             (200)
Repayment of long term debt                                                               0             (167)
Dividends paid to parent                                                            (20,248)         (19,654)
										    --------         --------
Net cash used for financing activities                                              (17,348)         (25,421)
										    --------         --------

Net increase in cash and cash equivalents                                               704               20

Cash and cash equivalents at beginning of period                                         51               31
											 --               --
Cash and cash equivalents at end of period                                             $755              $51
										       ====              ===

The Notes to Financial Statements are an integral part of the Statements of Cash Flows.

					2

		    NORTHERN STATES POWER COMPANY (WISCONSIN)
			   BALANCE SHEETS (UNAUDITED)
			   --------------------------
						    September 30,    December 31,
							 1999           1998
							 ----           ----
ASSETS                                                 (Thousands of dollars)

UTILITY  PLANT

Electric                                            $1,013,355          $972,442
Gas                                                    117,113           113,574
Other                                                   85,753            81,040
						       -------           -------
Total                                                1,216,221         1,167,056
Accumulated provision for depreciation                (479,215)         (457,272)
						       -------           -------
Net utility plant                                      737,006           709,784

CURRENT  ASSETS

Cash                                                       755                51
Accounts receivable - net                               28,736            34,748
Unbilled utility revenues                               11,642            21,011
Fuel inventories - at average cost                       7,382            12,406
Other materials and supplies inventories
     -at average cost                                    6,825             6,609
Prepayments and other                                   10,478            13,472
						       -------           -------
Total current assets                                    65,818            88,297

OTHER  ASSETS

Regulatory assets                                       39,112            42,467
Other investments                                        9,371             7,823
Nonutility property-net of accumulated depreciation      2,767             2,803
Unamortized debt expense                                 1,598             1,668
Long-term prepayments and deferred charges              12,812            10,869
						       -------           -------
Total other assets                                      65,660            65,630

TOTAL ASSETS                                          $868,484          $863,711
						      ========          ========

			     LIABILITIES AND EQUITY
CAPITALIZATION

Common stock-authorized 1,000,000 shares of $100 par
     value, issued shares:  1999 and 1998, 862,000     $86,200           $86,200
Premium on common stock                                 10,541            10,541
Retained earnings                                      255,010           250,890
						       -------           -------
Total common stock equity                              351,751           347,631

Long-term debt                                         231,928           231,863
						       -------           -------
Total capitalization                                   583,679           579,494

CURRENT  LIABILITIES

Notes payable - parent company                          58,800            55,900
Accounts payable                                        11,774            14,301
Payable to affiliate companies (principally parent)     19,325            16,596
Salaries, wages, and vacation pay accrued                5,799             5,910
Taxes accrued                                                0             3,418
Interest accrued                                         4,262             4,184
Other                                                    5,903             4,310
						       -------           -------
Total current liabilities                              105,863           104,619

OTHER  LIABILITIES

Accumulated deferred income taxes                      111,390           110,831
Accumulated deferred investment tax credits             17,491            18,122
Regulatory liabilities                                  19,552            21,947
Customer advances                                       11,408             9,458
Benefit obligations and other                           19,101            19,240
						       -------           -------
Total other liabilities                                178,942           179,598

COMMITMENTS  AND  CONTINGENT  LIABILITIES  (SEE  NOTE  3)

TOTAL LIABILITIES AND EQUITY                          $868,484          $863,711
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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of NSP-Wisconsin as of Sept. 30, 1999 and Dec. 31, 1998, the results of its operations for the three and nine months ended Sept. 30, 1999 and 1998 and its cash flows for the nine months ended Sept. 30, 1999 and 1998. Due to the seasonality of NSP-Wisconsin's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

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

      LONG TERM DEBT - The board of directors of NSP-Wisconsin has authorized the issuance of up to $80 million of long-term debt in 1999 or 2000. In October 1999, NSP-Wisconsin received approval from the Public Service Commission of Wisconsin (PSCW) to issue up to $80 million of long term debt and to increase its short term borrowing limit to $100 million. NSP-Wisconsin plans to issue unsecured long term debt during the first quarter of 2000. The funds will be used primarily to reduce short term debt levels.

     LOSS OF LARGE CUSTOMER - One of NSP-Wisconsin's five largest combined retail electric and gas customers, Heileman Brewing of La Crosse, has been sold. Stroh's Brewery has sold the beer labels and decided to close its breweries, including the La Crosse brewery. Even though Heileman purchased approximately $2.8 million of utility services annually, NSP-Wisconsin's total electric and gas sales are expected to continue to grow.

      Platinum Holdings, a New York based investment company has purchased the brewery and will begin operating before the end of 1999. The brewery will initially employ 50 employees and has plans to have 300 employees by the end of 2000 producing some regional beers, juices and bottled water. The estimated annual revenue for gas and electric service for the first year of operation is $500,000 and is expected to grow as they increase production and possibly convert some of the plant to produce ethanol.

------
2.          REGULATION  AND  RATE  MATTERS
--          ------------------------------

     ELECTRIC TRANSMISSION - In April 1998, NSP announced its intention to form an Independent Transmission Company or ITC (an independent entity that would own and operate an electric transmission system) unaffiliated with the rest of its utility operations. As originally proposed, NSP anticipated divesting its transmission assets to an ITC. In light of the proposed merger with NCE, divestiture of transmission assets would appear to trigger adverse tax and accounting consequences. As an alternative to divestiture of its transmission assets, NSP has agreed to join and transfer control, but not ownership, of its transmission assets to the Midwest independent system operator or ISO (an independent nonprofit organization which will operate, but not own, an electric transmission system). The Midwest ISO expects to be operational by the middle of 2001.

     In April 1998, Wisconsin state legislators enacted a law which includes provisions that require the PSCW to order a public utility that owns transmission facilities in Wisconsin to transfer control of its transmission facilities to an ISO or divest its interest in its transmission facilities to an ITC if the public utility has not already transferred control to an ISO or divested to an ITC by June 30, 2000. NSP has agreed to join the Midwest ISO and will file for PSCW approval by March 2000.

	  TRANSMISSION RATE CASE - As discussed in NSP's 1998 Form 10-K, in the first quarter of 1998 NSP filed wholesale electric point-to-point and network integration transmission service (NTS) rate cases with the Federal Energy Regulatory Commission (FERC). In March 1999, NSP filed an offer of settlement which would resolve virtually all issues in the two cases. The offer of settlement provides an approximate two percent reduction in point-to-point rates which, combined with anticipated reductions in non-firm discounting, is expected to have little or no impact on annual revenue. In addition, the settlement calls for an annual increase of approximately $1 million in ancillary service revenues. Finally, the settlement places a cap on NSP's annual NTS payment liabilities to its five current NTS customers at $10 million per year, about 15 percent of which relates to NSP-Wisconsin. The point-to-point and ancillary rates would be effective June 1, 1998. The offer also includes a three year moratorium period on future transmission rate changes. All parties filed written comments generally recommending FERC approval of the offer. NSP expects FERC approval later in 1999.

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

     CONSTRUCTION  AUTHORIZATION  -    In  1996,         NSP and Dairyland Power
Cooperative of LaCrosse, Wis. proposed building an electric transmission system between NSP-Minnesota's Chisago substation in eastern Minnesota and Dairyland's Apple River substation in northwestern Wisconsin in response to a need for additional reliability and capacity in both regions. During the second quarter of 1999, the PSCW granted permission to build the system. Approval from Minnesota regulators is still needed. The Minnesota Department of Public Service
(DPS) recommended not building the line as it is proposed, although they did acknowledge the need for more transmission capacity. Its recommendation will be considered by the Minnesota Environmental Quality Board (MEQB), which has the authority to approve or deny the project. NSP is currently responding to additional data requests from the DPS to be used in the regulatory proceedings
in  Minnesota.    A  decision  from  the  MEQB  is  expected  in  early  2000.

     2000 WISCONSIN RATE FILING - On October 28, 1999 the PSCW approved NSP-Wisconsin's application for authority to maintain base retail electric and natural gas service rates in Wisconsin at current levels through 2001. NSP-Wisconsin is required to make a biennial rate filing in odd-numbered years. Current rates were placed in effect in September 1998.

     TEMPORARY FUEL COST SURCHARGE - In October 1999 the PSCW authorized a temporary surcharge to retail electric rates of $0.00195 per kWh, to partially recover generating station fuel and purchased power costs in excess of those provided in base rates. Purchased power costs were substantially higher during the summer of 1999 due to extreme weather and its effect on market prices for purchased power. The surcharge will be applied to electricity billed between October 26 and December 31, 1999 and will generate about $2 million of revenue.

PLANT DEPRECIATION - In May 1999 NSP-Wisconsin filed an application with the PSCW for recertification of certain plant depreciation rates and for approval of a change to the remaining life technique for the calculation of straight line depreciation for production facilities. The PSCW issued its order in the third quarter of 1999. NSP-Wisconsin expects to implement that decision at the same time as it implements the PSCW's decision on its rate filing in January 2000. Annual depreciation expense will decrease by about $340,000 effective Jan. 1, 2000.

      "RELIABILITY 2000" - In the third quarter of 1999, Wisconsin state lawmakers passed "Reliability 2000" legislation, meant to increase the reliability and reduce the cost of electric utility service in Wisconsin. Its provisions which affect NSP-Wisconsin are:

     -     an  increase  in  the  amount  of  money  that must be collected from
	   NSP-Wisconsin's   customers   to    fund  low-income  assistance  and
	   conservation programs,  and

     - partial protection from potential costs related to the proposed Nitrogen Oxide emission regulations (as discussed in "Commitments and Contingent Liabilities" below).

3.          COMMITMENTS  AND  CONTINGENT  LIABILITIES
--          -----------------------------------------

     LEGAL CONTINGENCIES - In the normal course of business, various lawsuits and claims have arisen against NSP. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition of these matters.

     As discussed in Item 3 of the 1998 Form 10-K, on Feb. 20, 1999 a person who was not an NSP employee was killed while working with a hydraulic press at NSP-Wisconsin's Western Avenue Service Center. NSP-Wisconsin was recently notified of a claim on behalf of the decedent's family and is involved in discussions to resolve the claim.

     ENVIRONMENTAL CONTINGENCIES - As discussed in Note 8 to the Financial Statements in the 1998 Form 10-K, NSP-Wisconsin had been named as one of three potentially responsible parties in connection with environmental contamination at a site in Ashland, Wis. As discussed below, the Wisconsin Department of Natural Resources (WDNR) continues to evaluate proposed methods of remediating the contamination.

    The United States Environmental Protection Agency (EPA) has accepted a petition from a local environmental group to conduct a preliminary assessment of the Ashland site under Section 105(d) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). A preliminary assessment is a limited scope investigation to evaluate the potential for hazardous substance releases from a site. If the preliminary assessment of the site concludes that further investigation is necessary, the site may proceed through several evaluative steps up to and including listing on the national priorities list. The preliminary assessment of the Ashland site must be completed by the spring of 2000. The WDNR will perform this preliminary assessment for the EPA and will also continue to serve as the lead regulatory agency for the site.

     As discussed in Note 8 to the Financial Statements in the 1998 Form 10-K, NSP-Wisconsin was also investigating its responsibility to remediate contamination found at a former landfill site in Amery, Wis. NSP-Wisconsin reached a settlement with the owner of the landfill during the second quarter of 1999 which released NSP-Wisconsin from liability.

     In September 1998 the EPA released nitrogen oxide (NOx) emission regulations affecting 22 states, including Wisconsin. The goal of the new regulations is to reduce NOx emissions by 85 percent by May 1, 2003. Two of NSP-Wisconsin's boilers and eight of its combustion turbines may be affected by this action. If the existing boilers and combustion turbines are made compliant using retrofit technology to control NOx emissions, it could require NSP-Wisconsin to incur up to $62.3 million for capital improvements and up to $13.6 million for additional annual operation and maintenance expenses. This is the highest compliance cost estimate and is not necessarily the compliance alternative of choice. If the rules are finalized in their most stringent form, other alternatives for these older units may be deemed more cost effective than retrofitting. How the WDNR will implement the new EPA NOx regulations and their applicability to NSP-Wisconsin is still uncertain.

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

4.            SEGMENT  INFORMATION
--          ----------------------

     NSP-Wisconsin  has  two  reportable  segments:  Electric  Utility  and  Gas
Utility.   Segment information for the three- and nine-month periods ended Sept.
30,  1999  and  1998  is  as  follows:

BUSINESS  SEGMENTS
			  Operating  Revenues
3  MOS.  ENDED  9/30/99      from External      Intersegment     Segment  Net
(Thousands  of  dollars)       Customers          Revenues       Income/(Loss)
--------------------------------------------------------------------------------
Electric  Utility         $  109 309            $     35         $    8 025
Gas  Utility                   7 424               1 210             (1 161)
--------------------------------------------------------------------------------
Consolidated  Total       $  116 733            $  1 245         $    6 864

			  Operating  Revenues
3  MOS.  ENDED  9/30/98      from External      Intersegment     Segment  Net
(Thousands  of  dollars)       Customers          Revenues       Income/(Loss)
--------------------------------------------------------------------------------
Electric  Utility         $  104 314            $     34         $    9 096
Gas  Utility                   7 206               2 241             (1 211)
--------------------------------------------------------------------------------
Consolidated  Total       $  111 520            $  2 275         $    7 885

			  Operating  Revenues
9  MOS.  ENDED  9/30/99      from External      Intersegment     Segment  Net
(Thousands  of  dollars)       Customers          Revenues       Income/(Loss)
--------------------------------------------------------------------------------
Electric  Utility         $  309 052            $     97         $   22 483
Gas  Utility                  52 495               2 377              1 885
--------------------------------------------------------------------------------
Consolidated Total        $  361 547            $  2 474         $   24 368

			  Operating  Revenues
9  MOS.  ENDED  9/30/98      from External      Intersegment     Segment  Net
(Thousands  of  dollars)       Customers          Revenues       Income/(Loss)
--------------------------------------------------------------------------------
Electric  Utility         $  297 979            $    106         $   20 878
Gas  Utility                  48 904               3 957                673
--------------------------------------------------------------------------------
Consolidated  Total       $ 346 883             $  4 063         $   21 551

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	   ---------------------------------------------------------------
			       RESULTS  OF  OPERATION
				 ----------------------

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

     Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

- general economic conditions, including their impact on capital expenditures;
-          business  conditions  in  the  energy  industry;
-          competitive  factors;
-          unusual  weather;
-          changes  in  federal  or  state  legislation;
-          regulation;
-          issues  relating  to  Year  2000  remediation  efforts;
- the items set forth below under "Factors Affecting Results of Operations";
- and the other risk factors listed from time to time by NSP in reports filed with the SEC, including Exhibit 99.01 to this report on Form 10-Q for the quarter ended Sept. 30, 1999.


			      RESULTS OF OPERATIONS
			      ---------------------

     On March 24, 1999, NSP and NCE agreed to merge. As stated in Note 1 to the Financial Statements of this report, it is expected that NSP-Wisconsin will continue to exist as an operating subsidiary of the merged company. The following discussion and analysis is based on the financial condition and operations of NSP-Wisconsin and does not reflect the potential effects of the combination between NSP and NCE.

FACTORS  AFFECTING  RESULTS  OF  OPERATIONS
-------------------------------------------

     In addition to items noted in the 1998 10-K and the Notes to the Financial Statements of this report, the historical and future trends of NSP's operating results are affected by the following factors:

     VARIATIONS IN WEATHER CONDITIONS - Both electric and gas sales levels are significantly affected by variations in weather conditions. NSP estimates sales levels under normal weather conditions and analyzes the approximate effect of variations from historical average temperatures on actual sales levels. The estimated impact of weather on operating revenues in relation to sales under normal weather conditions is shown in the discussion of electric revenues and gas revenues.

     SALES GROWTH - The following table summarizes NSP's growth in actual electric and gas sales and growth on a weather normalized (W/N) basis for the 9-month period ended September 30, 1999, as compared with the same period in 1998. NSP's weather normalization process removes the estimated impact on sales of temperature variations from historical averages.

	     PERCENTAGE SALES GROWTH             9 MONTHS ENDED
	     -----------------------             --------------
						 ACTUAL    W/N
						 ------    ---
	     Electric Residential                 2.6 %   0.8 %
	     Electric Industrial and Commercial   1.1 %   1.0 %
	     Total Electric Retail                1.5 %   0.9 %
	     Electric Resale                      2.0 %   1.4 %
	     Firm Gas Sales                      14.7 %   4.7 %

FIRST  NINE  MONTHS  1999  VS.  FIRST  NINE  MONTHS  1998
---------------------------------------------------------

     ELECTRIC REVENUES for the first nine months of 1999 increased $11.1 million, or 3.7 percent, compared with the first nine months of 1998. The following table summarizes the change in electric revenues. Power supply and transmission revenue relates to interchange agreement revenues received from NSP-Minnesota and reflect a net decrease in NSP-Wisconsin's fuel and transmission expenses.

	 ELECTRIC REVENUES                             1ST NINE MONTHS
	 (MILLIONS OF DOLLARS)                          1999 VS. 1998
	 ---------------------                          -------------
						    $ CHANGE     % CHANGE
						    --------     --------

	 Sales growth (excluding weather impact)      $ 2.7         1.2 %
	 Weather impact                                 1.5         0.6 %
	 Rate changes                                   6.2         2.6 %
						      ------       ------
	 Total electric sales revenue                 $10.4         4.4 %
	 Power supply revenue                           0.7         1.7 %
						      ------       ------
	 Total electric revenue increase              $11.1         3.7 %
						      ======       ======

     ELECTRIC MARGIN equals electric revenues minus production expenses, consisting of purchased and interchange power and fuel for electric generation. Electric margin increased $9.3 million, or 6.5% in the first nine months of 1999 compared with the first nine months of 1998. Production expenses increased $1.8 million, or 1.1 percent. Higher variable costs of energy purchased from
NSP-Minnesota in 1999 were partially offset by lower fuel costs for electric generation and lower fixed demand expenses billed from NSP-Minnesota.

     GAS  REVENUES for the first nine months of 1999 increased  $2.0 million, or
3.8 percent, compared with the first nine months of 1998. The following table summarizes the change in gas revenues. Changes in per unit gas costs are reflected in customer rates through the purchased gas adjustment clause mechanism.

	 GAS REVENUES                                 1ST NINE MONTHS
	 (MILLIONS OF DOLLARS)                         1999 VS. 1998
	 ---------------------                         -------------
						    $ CHANGE     % CHANGE
						    --------     --------

	 Sales growth (excluding weather impact)     $ 2.0        3.8 %
	 Weather impact                                1.2        2.3 %
	 Rate changes                                 (1.2)      (2.3 %)
						   --------     ---------
	 Total gas revenue increase                  $ 2.0        3.8 %
						   ========     =========

     GAS MARGIN equals gas revenues minus the cost of purchased gas. Electric margin increased $1.5 million or 8.4% in the first nine months of 1999 compared to the first nine months of 1998. Purchased gas expense increased $0.5 million or 1.5%. The cost of additional gas purchases to support 6.1% higher unit sales volumes was partially offset by lower per unit gas costs charged by suppliers.

     OTHER OPERATING, MAINTENANCE, CONSERVATION DEMAND SIDE MANAGEMENT (DSM), AND ADMINISTRATIVE AND GENERAL (A&G) expenses together increased $1.7 million, or 2.4 percent, in the first nine months of 1999 compared to the first nine months of 1998. The increase is due primarily to increased maintenance and amortization of regulatory deferred network transmission service (NTS) fees offset by lower authorized DSM in the first nine months of 1999.

     DEPRECIATION AND AMORTIZATION expense increased $2.5 million, or 8.6 percent, in the first nine months of 1999 compared with the same period of 1998. The increase is due mainly to normal increases in plant in service and additional depreciation authorized by the PSCW in September 1998.

     YEAR 2000 (Y2K) READINESS - This information is designated as a "Year 2000 Readiness Disclosure." NSP is incurring significant costs to modify or replace existing technology, including computer software, for uninterrupted operation in the Year 2000 and beyond as discussed in NSP's 1998 Form 10-K.

NSP,  including NSP-Wisconsin, is on schedule for completion of its Y2K project.

- On September 30, 1999, 99 percent of both NSP's mission-critical and non-critical systems and processes were Y2K Ready.
- On June 30, 1999, NSP completed its contingency plans as required by the North American Electric Reliability Council. NSP's contingency plans are comprehensive and include the following actions: the establishment of back-up or alternative data and voice communications, increasing generation reserves, coordination with government agencies, increased staffing levels during Y2K critical time periods, and conducting readiness drills.
- By December 31, 1999, NSP expects to have completed the implementation and testing of all applications.

     Since the start of the Y2K project in 1996 through September 30, 1999, NSP-Wisconsin has spent approximately $1.2 million for Y2K remediation efforts, which has been expensed as incurred. The additional development and remediation costs necessary for NSP-Wisconsin to prepare for Y2K is estimated to be approximately $170,000.

     ACCOUNTING CHANGE - In June 1998, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation, and its effectiveness. NSP plans to adopt this standard in 2001, as required. NSP has not yet determined that potential impact of implementing this statement.

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

				       NORTHERN STATES POWER COMPANY (WISCONSIN)
				       -----------------------------------------
				       (Registrant)



					/s/
				       -----------------------------------------
				       Roger  D.  Sandeen
				       Vice President, Treasurer and  Controller
				       (Principal   Financial   and   Accounting
					    Officer)


Date:    Nov.  8,  1999
	 --------------