Form 10-K
period 1999-12-31
NORTHERN STATES POWER CO /WI/
filed 2000-03-14
CIK 72909

UNITED STATES
		    SECURITIES  AND  EXCHANGE  COMMISSION
			   Washington,  D.C.    20549

				  FORM  10-K

(Mark  One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

	or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

For the fiscal year ended December 31, 1999     Commission file number:  10-3140

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

	  1414  W.  Hamilton  Ave.                            54701
     (Address  of  principal  executive  offices)          (Zip  code)

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

Class                                          Outstanding  at  March  14,  2000
-----                                          ---------------------------------
Common Stock, $100 Par Value                           862,000  Shares

     All outstanding common stock is owned beneficially and of record by Northern States Power Company, a Minnesota corporation.

Documents  Incorporated  by  Reference
--------------------------------------
None

INDEX
-----

PART  I                                                           Page No.
-------                                                           --------
Item  1  Business                                                     1
	 REGULATION  AND  RATES
	   Utility  Industry  Restructuring  Status                   1
	   Construction  Authorization                                3
	   Ratemaking  Principles  in  Wisconsin  and  Michigan       4
	   Fuel  and  Purchased  Gas  Adjustment  Clauses             4
	   Rate  Matters  by  Jurisdiction                            5
	 ELECTRIC  OPERATIONS
	   Competition                                                7
	   NSP  System                                                7
	   Capability  and  Demand                                    8
	   Demand  Side  Management                                   8
	   Intercompany  Agreements                                   8
	   Fuel  Supply                                               9
	   Electric  Operating  Statistics                            9
	 GAS  OPERATIONS                                             10
	 ENVIRONMENTAL  MATTERS                                      11
	 CONSTRUCTION  AND  FINANCING                                13
	 EMPLOYEES  AND  EMPLOYEE  BENEFITS                          14

Item  2  Properties                                                  15
Item  3  Legal  Proceedings                                          16
Item  4  Submission of Matters to a Vote of Security Holders         17

PART  II
--------
Item  5  Market Price of and Dividends on the Registrant's Common
	 Equity and  Related  Stockholder  Matters                   18
Item  6  Selected  Financial  Data                                   18
Item  7  Management's  Discussion  and  Analysis                     19
Item  7a Quantitative and Qualitative Disclosures about Market Risk  22
Item  8  Financial Statements and Supplementary Data                 23
Item  9  Changes  in  and  Disagreements  with  Accountants
	 on  Accounting  and  Financial  Disclosure                  40

PART  III
---------
Item  10 Directors and Executive Officers of the Registrant          40
Item  11 Executive  Compensation                                     40
Item  12 Security Ownership of Certain Beneficial
	 Owners and Management                                       40
Item  13 Certain Relationships and Related Transactions              40

PART  IV
--------
Item  14 Exhibits, Financial Statement Schedules and Reports
	 on Form 8-K                                                 41

SIGNATURES                                                           43
----------

EXHIBITS  (EXCERPT)
-------------------
Statement pursuant to Private Securities Litigation
Reform  Act  of  1995                                                44

PART  I
ITEM  1  -  BUSINESS
--------------------

Northern  States  Power  Company (NSP-Wisconsin), incorporated in 1901 under the laws of Wisconsin as the La Crosse Gas and Electric Company, is an operating public utility company with executive offices at 1414 West Hamilton Ave., Eau Claire, Wis. 54701 (Phone: (715) 839-2621). NSP-Wisconsin is a wholly owned subsidiary of Northern States Power Company, a Minnesota corporation (NSP-Minnesota). The term NSP refers to NSP-Wisconsin combined with
NSP-Minnesota  and  its  other  subsidiaries.

NSP-Wisconsin is engaged in the generation, transmission, and distribution of electricity to approximately 214,000 retail customers in an area of approximately 18,900 square miles in northwestern Wisconsin, to approximately 9,000 electric retail customers in an area of approximately 300 square miles in the western portion of the Upper Peninsula of Michigan, and to 10 wholesale customers in the same general area. NSP-Wisconsin is also engaged in the distribution and sale of natural gas in the same service territory to approximately 81,000 customers in Wisconsin and 5,000 customers in Michigan.

In 1999, NSP-Wisconsin derived 83 percent of its total operating revenues from electric utility operations and 17 percent from gas utility operations.

Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements that are subject to certain risks, uncertainties and assumptions as discussed in Management's Discussion and Analysis under Item 7 and Exhibit 99.01 to this report on Form 10-K

			      BUSINESS DEVELOPMENTS
			      ---------------------
Proposed  Merger
----------------

NSP and  New  Century  Energies,  Inc.  (NCE), a utility based in Denver, Colo.,
have  agreed  to  merge.      It is expected that NSP-Wisconsin will continue to
exist  as  an  operating  subsidiary  of  the  merged  company.

			      REGULATION AND RATES
			      --------------------

The Public Service Commission of Wisconsin (PSCW) and the Michigan Public Service Commission (MPSC) regulate the rates and service of NSP-Wisconsin with respect to retail sales within Wisconsin and Michigan, respectively, and various other aspects of NSP-Wisconsin's operations. The Federal Energy Regulatory Commission (FERC) regulates wholesale sales of electricity and gas and various other aspects of operations.

Utility  Industry  Restructuring  Status
----------------------------------------

Some states have begun to allow retail customers to choose their electricity supplier, and many other states are considering retail access proposals. The
PSCW and Wisconsin Legislature have focused on improving electric system reliability before they address retail access. The MPSC has approved voluntary plans that began offering retail customers a choice of suppliers in selected markets in 1998. The Michigan Legislature is considering legislation to allow all customers to choose their electricity supplier by 2002.

WISCONSIN

Electric

Due to electrical reliability concerns in eastern Wisconsin during the summer of 1997, the PSCW turned its focus from restructuring the electric utility industry to developing the utility infrastructure necessary to assure reliable electric service. In 1998, reliability legislation introduced by Wisconsin Governor Thompson passed and the 1997 Wisconsin Act 204, "the Reliability Act", became law. The Reliability Act contains a number of steps necessary for industry restructuring, including streamlining and updating the regulatory process. The restructuring activities in Wisconsin in 1998 were mainly limited to compliance with provisions of the Reliability Act. During the summer of 1999, an electric reliability bill was passed as part of the Budget Bill. This "Reliability 2000" bill, as it is known, included further steps necessary to move towards a restructured industry. Major components included some relief from a restriction on the amount of nonutility assets that a Wisconsin utility holding company can own, a requirement that eastern Wisconsin utilities join an eastern Wisconsin transmission company, mandated public benefits encompassing low income energy assistance, conservation programs, and renewable and environmental research. The bill also includes a mandate for the production of electricity from renewable fuel sources, local impact fees for new transmission lines and protection from some effects of implementing new Nitrogen Oxide emission rules for utilities that are members of the Mid-Continent Area Power Pool (MAPP), a regional electric generation and transmission reliability council and power pool.

The  effects  of  the  provisions  that  impact  NSP  are:
  - an increase in the amount of money that must be collected from NSP-Wisconsin's customers to fund low-income assistance and conservation programs, renewable and environmental research, and
  - partial protection from potential costs related to the proposed Nitrogen Oxide emission regulations (see "Environmental Matters" in this Item and "Environmental Contingencies " in Footnote 8 to the Financial Statements in Item 8).

NSP-Wisconsin is not affected by the mandate for the production of electricity from renewable fuels since it already relies significantly on renewable sources of energy. Although activity has taken place at the legislature that will ultimately enable a competitive energy market, at this time a definitive timeline has not yet been established for the implementation of retail competition in Wisconsin.

Natural  Gas

A number of years ago the PSCW reviewed four proposed models of restructuring the natural gas industry. The chosen model deregulates the gas purchasing and transportation functions by market segment as competition becomes effective and sustainable. The PSCW then separated natural gas restructuring into three phases. In Phase I, the PSCW ordered separation of gas purchasing activities associated with providing regulated services from those associated with providing unregulated services. Phase II developed standards of conduct governing opportunity sales of pipeline capacity and gas supply and imposed additional restrictions on transactions between a utility and its gas marketing affiliate. The restrictions are intended to ensure fair treatment of all market participants. Phase III focused on identifying regulatory or structural barriers that may prohibit competition; identifying standards to determine the level of competitiveness of the market and the level of necessary regulation, and identifying conditions to impose on marketers serving formerly regulated markets. In this phase it was also decided that consumer protection and customer service policy issues must be addressed before any markets are deregulated. An Essential Services workgroup submitted a report to the PSCW in the first quarter of 1999 addressing customer protection and customer services issues. At this time the PSCW has not taken action on that report. The PSCW is currently addressing the issue of essential use customers. It is anticipated that natural gas market restructuring activities will resume in the next year or two.

MICHIGAN

Electric

In 1998 the MPSC reaffirmed its order to open Michigan's retail electricity market to competition. The initial order directed large Michigan utilities to open 2.5 percent of their electric load to competition each year from 1997 to 2001, and to allow Michigan electric customers access to a competitive market in 2002. The larger Michigan utilities challenged that order. The lower courts upheld the MPSC's authority to implement retail competition; however, the State Supreme Court ruled that the MPSC did not have the authority to order retail competition, but may allow it if utilities proceed voluntarily. The smaller Michigan utilities, including NSP-Wisconsin, have not elected to offer customer choice at this time. A coalition of businesses and a few utilities, working through the Michigan Chamber of Commerce, have introduced a bill to mandate customer choice by January 2002. The smaller utilities continue to work with the Chamber and legislators to include provisions that take into consideration the unique situation of the smaller utilities in terms of multi-state territory, implementation costs to customers and the effective date.

Natural  Gas

Legislation allowing natural gas customers to choose their own gas supplier was introduced in late 1999 and it has the general support of the major natural gas providers in Michigan. The bills contain specific provisions for the smaller natural gas utilities in the state which allow an extended phase-in schedule. Under the smaller utility phase-in schedule, 10 percent of the utilities' gas customers would be allowed to choose their gas supplier in April 2004 and the program would expand until all customers are allowed to choose their gas supplier by April 2005. The MPSC would have the option of extending these dates if, upon review of the utilities' customer choice plans, the MPSC determines it to be in the public interest. The proposed bills call for MPSC approval of all plans before implementation, licensing of marketers, codes of conduct for affiliates and a safe haven for natural gas commodity service.

The timing of regulatory actions regarding electric and gas restructuring and their impact on NSP-Wisconsin and the industry cannot be predicted at this time and may be significant.

FEDERAL  ENERGY  REGULATORY  COMMISSION  (FERC)

In 1996, the FERC issued Orders No. 888 and 889 to foster competition in the electric utility industry. These orders give competing wholesale suppliers the ability to transmit electricity through a utility's transmission system. Order No. 888 grants nondiscriminatory access to transmission service. Order No. 889 seeks to ensure a fair market by imposing standards of conduct on transmission system owners, by requiring separation of the wholesale power supply -- or merchant -- function from the transmission system operation function, and by mandating the posting of transmission availability and pricing information on an electronic bulletin board. NSP has made open access transmission tariff filings and compliance filings with the FERC and believes it is taking the proper steps to comply with these rules.

Electric  Transmission

To foster competition in the wholesale electricity market, the FERC requires the transmission portion of a utility's business to be functionally separate from the utility's generation facilities. The Reliability Act also calls for a separate transmission operating structure. NSP has joined the Midwest Independent System Operator or MISO (an independent entity that will control the operation of the electric transmission systems of NSP and other utilities) because it is the most effective means available to enhance the competitive market for wholesale electricity. This election also supports accounting and regulatory considerations associated with our proposed merger.

The MISO intends to commence operations in June 2001. The MISO will administer transmission service for most of the area extending east from NSP's service area to Pennsylvania and south through Illinois and Kentucky. NSP remains a member of MAPP. MAPP recently signed an agreement with the MISO, which may further broaden the scope of the MISO and regional markets for transmission service. NSP-Wisconsin has filed for PSCW approval of its request to transfer operating control of its transmission system to the MISO on March 1, 2000. It is expected that, during 2000, the PSCW will approve NSP-Wisconsin's request to transfer operating control to the MISO and certify that NSP-Wisconsin's joining of the MISO will satisfy the statutory requirement for a separate transmission operating structure.

Construction  Authorization
---------------------------

Before construction of a major electric project begins, NSP-Wisconsin must obtain various licenses and permits, including either a Certificate of Authority
(CA) or a Certificate of Public Convenience and Necessity (CPCN), from the PSCW. The minimum project expenditure requiring a CA is $5 million. Transmission line projects involving equipment with a capacity less than 100 Kilovolts (kv), costing less than $5 million, and of a length greater than 10 miles on new right-of-way, are subject to a review by PSCW staff. That review may lead to the full review process if the PSCW deems it necessary.

NSP-Wisconsin is required to file a CPCN application for: 1) transmission lines with a capacity greater than 200 kv and greater than 1 mile in length; 2) and transmission lines with a capacity greater than 100 kv, greater than one mile in length and on new right-of-way; and 3) generation projects with a capacity greater than 100 Mw. Before the passage of the Reliability Act, NSP-Wisconsin was required to file a CPCN application for all transmission line projects greater than 100 kv and greater than 1 mile in length and all generation projects with a capacity greater than 12 Mw.

In 1996, NSP and Dairyland Power Cooperative of LaCrosse, Wis. proposed building an electric transmission system between NSP-Minnesota's Chisago substation in eastern Minnesota and Dairyland's Apple River substation in northwestern Wisconsin in response to a need for additional reliability and capacity in both regions. During 1999 the PSCW granted permission to build the system. Approval from Minnesota regulators is still needed. The Minnesota Department of Commerce recommended not building the line as it is proposed, although they did acknowledge the need for more transmission capacity. Its recommendation will be considered by the Minnesota Environmental Quality Board (MEQB), which has the authority to approve or deny the project. NSP and Dairyland have responded to additional data requests from the Department of Commerce to be used in the regulatory proceedings in Minnesota. At this time, the Administrative Law Judge is reviewing the case and parties are making their cases before him. A decision from the MEQB is expected in mid 2000.

In eastern Wisconsin, which is not served by NSP-Wisconsin, the compound effect of simultaneous generating facility outages and a transmission system already near capacity raised the possibility of rolling blackouts and system instability in that area during 1997. The PSCW and the Governor's office have studied proposals to amend the requirements for new electric generation and transmission facilities to promote the production of more electricity and the movement of more electricity to the state. Currently there are several proposals before the PSCW to install additional generation in southeastern Wisconsin, and a proposal by some utilities to construct a new 345 kv transmission line from Duluth, Minn. to Wausau, Wis.

Ratemaking  Principles  in  Wisconsin  and  Michigan
----------------------------------------------------

The PSCW and MPSC regulate the rates and service of NSP-Wisconsin with respect to retail sales within Wisconsin and Michigan, respectively, and various other aspects of NSP-Wisconsin's operations. The PSCW also exercises jurisdiction over the construction of certain electric and gas facilities and the issuance of new securities. NSP-Wisconsin is also subject to the jurisdiction of the FERC with respect to its sales to wholesale electric customers and certain other aspects of its operations, including the licensing and operation of hydroelectric projects and NSP-Wisconsin's Interchange Agreement (see Electric Operations-Interchange Agreement). Approximately 93 percent of NSP-Wisconsin's 1999 revenues from sales were subject to PSCW jurisdiction. Of the 93 percent, 75 percent was generated from retail electric revenues and the remaining 18 percent from retail gas revenues. NSP-Wisconsin's wholesale revenues from sales subject to FERC jurisdiction were approximately four percent of NSP-Wisconsin's 1999 revenues from sales with the remaining three percent of revenues from sales subject to MPSC jurisdiction.

All three of the regulatory jurisdictions allow a "forward looking" test year corresponding to the time that rates are to be put into effect.

The PSCW has a biennial filing requirement. By June 1 of each odd-numbered year, NSP-Wisconsin must submit filings for calendar test years beginning the following January 1. The filing procedure and subsequent review generally allow the PSCW sufficient time to issue an order effective with the start of the test year.

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

Fuel  and  Purchased  Gas  Adjustment  Clauses
----------------------------------------------

Wisconsin

Wisconsin does not have an automatic retail electric fuel adjustment clause. Instead, it has a procedure which compares actual monthly and anticipated annual fuel costs with those costs that were included in the latest retail electric rates approved by the PSCW. If the comparison results in a difference outside a range of eight percent for any month and two percent for the year; or five percent for the first and second months and two percent for the year; or two percent cumulative year to date after the second month and two percent for the year, the PSCW may hold hearings limited to fuel costs and revise rates. The revised rates remain in effect until the next biennial rate case. Fuel and purchased power costs are monitored, including demand costs for sales and transmission wheeling expenses.

Gas rate schedules include mechanisms to compensate for differences between the actual cost of gas that NSP-Wisconsin purchased for its customers and the price of purchased gas already included in base rates. The mechanism in use before March 1, 1999 was the Purchased Gas Adjustment Clause (PGA) and the mechanism in use since that time is the Gas Cost Recovery Mechanism (GCRM) The financial impact of the two is substantially the same. Approximately 70 percent of NSP-Wisconsin's gas revenues represent recovery of gas costs through the GCRM.

NSP-Wisconsin's latest three year gas supply plan was approved by the PSCW in October 1999. PSCW approval is needed before gas supply costs can be recovered in the GCRM.

The previous year's three year gas supply plan allowed NSP-Wisconsin to purchase additional pipeline capacity from NSP's subsidiary Viking Gas Transmission Company (Viking), but the PSCW's approval to purchase that capacity was contingent on the excluding from the GCRM the cost of an equivalent amount of capacity on the Northern Natural Gas (NNG) pipeline. NSP-Wisconsin had planned to recover the cost of the NNG capacity, since it could no longer recover the cost from NSP-Wisconsin gas customers, by selling the right to this capacity in the secondary market. However, in the 1999-2000 heating season, the value of NNG capacity in the secondary market declined and NSP-Wisconsin estimates that $400,000 of its NNG pipeline capacity expenses will not be recovered through either the GCRM or the secondary capacity release market. NSP-Wisconsin recorded a liability of $400,000 for this estimated loss. Due to the uncertainty of prices in the secondary market, it is possible that NSP-Wisconsin's ultimate loss might be greater.

Michigan

NSP-Wisconsin's Michigan retail gas and electric rate schedules include Gas Cost Recovery Factors and Power Supply Cost Recovery Factors, respectively, which are based on a twelve-month projection of costs. The MPSC requires formal filing and subsequent approval of the factors. After each twelve-month period is completed, a reconciliation is submitted and over-recoveries are refunded and any under-recoveries are collected, including interest.

Wholesale

Eight wholesale customers are on a FERC approved rate schedule which includes a fuel adjustment factor based on variations between estimated electric fuel and purchased power costs and actual fuel and purchased power costs. The remaining two wholesale customers have fixed rate contracts that do not include a fuel adjustment factor.

Rate  Matters  by  Jurisdiction
-------------------------------

Wisconsin

1998  Filing
------------

During November 1997, NSP-Wisconsin filed retail electric and gas rate cases with the PSCW requesting an annual increase of approximately $12.7 million, or
4.3 percent, in retail electric rates and an annual decrease of $1.7 million, or
1.9 percent, in retail gas rates. On Sept. 15, 1998 the PSCW issued a rate order which authorized:

  - a  $7.3  million,  or  2.5  percent,  increase  in  electric  rates,
  - a  $1.9  million,  or  2.2  percent,  decrease  in  gas  rates,  and
  - an  11.9  percent  return  on  common  stockholder's  equity.

In July 1997 NSP-Wisconsin received authorization from the PSCW to defer, rather than immediately expense, its share of Network Transmission Service (NTS) costs incurred after May 23, 1997. (NTS costs are the result of FERC Order No. 888 and relate to operating and maintaining the regional electric transmission network that NSP shares with other transmission system-owning entities.) NSP was in dispute with certain other parties over the amount to be paid for NTS, so it deferred estimated NTS costs in some cases. In its 1998 rate order, the PSCW authorized NSP-Wisconsin to recover these deferred NTS costs from its customers and NSP-Wisconsin has simultaneously expensed the regulatory asset for these deferred NTS costs. At Dec. 31, 1999 settlements had been reached with most parties and only an immaterial balance of deferred NTS costs remained.

2000  Filing
------------

In May 1999 NSP-Wisconsin filed an application with the PSCW for recertification of certain plant depreciation rates and for approval of a change to the remaining life technique for the calculation of straight-line depreciation for production facilities. The PSCW issued its order in the third quarter of 1999, and revised depreciation rates were put into effect on Jan. 1, 2000. Annual depreciation expense is expected to decrease slightly in 2000 as a result of this change.

In October 1999 the PSCW approved NSP-Wisconsin's application for authority to maintain base retail electric and natural gas service rates in Wisconsin at current levels through 2001. Current rates were placed in effect in September 1998.

Fuel  Cost  Surcharges
----------------------

NSP-Wisconsin's base electric rates include an amount to reimburse it for the cost of generating station fuel and purchases of electricity from others. When fuel and purchased power costs exceed that amount (as discussed earlier), NSP-Wisconsin can request that the PSCW authorize a temporary surcharge to rates.

  - In September 1997 the PSCW authorized a temporary surcharge of $0.00043 per kilowatt-hour (kwh) which produced about $574,000 of revenue in 1997 and $1.6 million of revenue in 1998. The surcharge was necessary because of unplanned and extended outages at NSP-Minnesota's nuclear generating stations and higher than projected costs to transmit electricity purchased from other utilities to NSP-Wisconsin's service territory.

  - In October 1999 the PSCW authorized a temporary surcharge of $0.00195 per kwh to electricity billed between Oct. 26 and Dec. 31, 1999. It generated approximately $1.8 million of revenue. Purchased power costs were substantially higher during the summer of 1999 due to extreme weather.

  - On Feb. 14, 2000, NSP-Wisconsin filed an application with the PSCW to increase electric rates for fuel costs. In its application NSP-Wisconsin noted that 2000 fuel costs are forecast to be $11.9 million above authorized levels, primarily due to higher purchased power costs. The application is currently pending before the PSCW, and a decision is expected in the second quarter of the year. The amount of cost recovery and the effective date of the potential surcharge will be determined upon completion of the regulatory process. If NSP-Wisconsin's application is approved, a surcharge would be added to customer bills for the remainder of 2000 and all of 2001.

Michigan

On Jan. 6, 1999 the MPSC approved a settlement agreement authorizing NSP-Wisconsin to restructure its Michigan retail electric rates. The settlement more closely aligns rates with the cost to provide service to various classes of customers. It will decrease rates for some customers and increase rates for others, but it will not change the total amount of revenue expected to be collected from all Michigan retail electric sales. An 11.9 percent return on equity was authorized. The new rates have been phased in over two years to minimize the impact on customers. The second phase was implemented in January 2000.

FERC-Electric

In response to changes in the wholesale electric market, NSP-Wisconsin is providing discounts and negotiated services to be competitive. All ten municipal wholesale customers have current power supply arrangements under which they will purchase most of their power supply requirements from NSP-Wisconsin.

NSP offers two types of electric transmission service under its Open Access Transmission Tariff: point-to-point and network. In the first quarter of 1998, NSP filed point-to-point and network service rate cases with the FERC. In March 1999, NSP filed an offer of settlement that would resolve virtually all issues in the two cases. The offer of settlement provides an approximate two percent reduction in point-to-point rates which, combined with anticipated reductions in non-firm discounting, is expected to have little or no impact on annual revenue. In addition, the settlement calls for an annual increase of approximately $1 million in ancillary service revenues. Finally, the settlement places a cap on NSP's annual NTS payment liabilities to its five current NTS customers at $10 million per year, about 15 percent of which relates to NSP-Wisconsin. The point-to-point and ancillary rates would be effective Oct. 1, 1998. The offer also includes a three-year moratorium period on future transmission rate changes. All parties filed written comments generally recommending FERC approval of the offer. In December 1999 the FERC issued an order approving the settlement. In January 2000, NSP and the Southern Minnesota Municipal Power Agency reached a settlement resolving the remaining NTS liability for 1996 through 1998. The settlement does not materially affect 2000 NSP-Wisconsin earnings. NSP-Wisconsin expects final FERC approval in 2000.

On Nov. 24, 1998, Wisconsin Electric Power Company (WE) filed a complaint against NSP with the FERC relating to transmission service curtailments. In March 1999 NSP and WE reached a settlement, and the settlement was approved by the FERC on May 19, 1999. The settlement provides that NSP is not liable to WE for transmission curtailments during 1998 and that NSP will bear certain disputed transmission mitigation costs for 1998 and 1999. The financial impact of the settlement is not material.

In May 1999 a majority of MAPP members voted to approve a MAPP regional transmission service tariff. The MAPP tariff would prospectively supersede MAPP members' individual electric transmission service tariffs for most wholesale transactions. The proposed MAPP tariff was filed with the FERC in June 1999. MAPP proposed the new tariff be effective 90 days after a FERC order accepting the tariff for filing. When effective, MAPP's tariff could reduce NSP's earnings due to lower revenues and/or higher costs. The tariff is pending FERC action. While there is a small probability that the tariff could take effect as early as July 1, 2000, which would result in a $6 million pretax impact in 2000 (about 15 percent of which would relate to NSP-Wisconsin), NSP anticipates continued regulatory delay to tariff implementation resulting in minimal, if any, impact on NSP's 2000 pretax earnings.

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

The Energy Policy Act of 1992 has been a catalyst for comprehensive and significant changes in the operation of electric utilities, including increased competition. The Act's reform of the Public Utility Holding Company Act of 1935 (PUHCA) promoted creation of wholesale nonutility power generators and authorized the FERC to require utilities to provide wholesale transmission services to third parties. The legislation allows utilities and nonregulated companies to build, own, and operate power plants nationally and internationally without being subject to restrictions that previously applied to utilities under the PUHCA.

Many states are currently considering proposals to increase competition in the supply of electricity. As discussed previously, regulators and legislators in Wisconsin and Michigan are currently considering what actions they should take regarding electric industry competition, including restructuring. The timing of regulatory actions regarding restructuring and their impact on NSP-Wisconsin cannot be predicted at this time and may be significant.

NSP  System
-----------

NSP-Wisconsin's electric production and transmission systems are interconnected with the production and transmission system of NSP-Minnesota (the "NSP System").

The NSP System includes coal, nuclear, natural gas, waste wood, and refuse-derived fuel (RDF) steam generating plants, gas and oil fired combustion turbines, hydroelectric plants, an interconnection with the Manitoba Hydro-Electric Board for the purpose of exchanging power, and extra-high voltage transmission facilities for interconnection to Kansas City, Milwaukee and St. Louis to provide the necessary back-up for large power plants in those regions.

NSP-Minnesota operates two nuclear generating plants: the single unit, 578 Mw Monticello Nuclear Generating Plant and the Prairie Island Nuclear Generating Plant with two units having a total summer capacity of 1,049 Mw. The Monticello Plant commenced operation in 1971 and is licensed to operate until 2010. Prairie Island Units 1 and 2 commenced operation in 1973 and 1974 and are licensed to operate until 2013 and 2014, respectively. The ability of these nuclear plants to continue operating until the end of the license periods is dependent upon the availability of storage facilities for used nuclear fuel. The Monticello plant has sufficient temporary storage for used fuel to operate until 2010. With the additional on-site dry cask fuel storage facilities approved by the Minnesota Legislature in 1994, the Prairie Island plant is expected to have sufficient temporary storage capacity to operate until 2007.

The Nuclear Waste Policy Act required the DOE to begin accepting spent nuclear fuel no later than Jan. 31, 1998. In 1996, the DOE notified commercial spent fuel owners of an anticipated delay in accepting spent nuclear fuel by the required date, and conceded that a permanent storage or disposal facility will not be available until at least 2010. Accordingly, NSP has been providing, with regulatory and legislative approval, its own temporary on-site storage facilities at its Monticello and Prairie Island nuclear plants. NSP-Minnesota may have to rely on these on-site or contracted off-site facilities for storage of used fuel to continue operations of its nuclear plants until a DOE disposal or storage facility is ready. (See related legal proceedings under Item 3 - Legal Proceedings, herein.)

During  1998  NSP  announced  its intention to form a nuclear management company
(NMC).  Recent  developments  are:

  - During 1999, NSP, WE, Wisconsin Public Service Corp. and Alliant Energy established a NMC that it expects will improve plant performance and reliability, strengthen operational efficiency, maintain high safety levels and reduce costs. The four companies operate seven nuclear units at five sites with a total generation capacity exceeding 3,650 Mw.

  - In late 1999, NMC member utilities filed an application with the Nuclear Regulatory Commission (NRC) to transfer plant operating licenses to the NMC. The four partners, including NSP, will retain ownership of their respective nuclear plant assets. License transfer would allow the NMC to become an operating company in 2000. During 1999, NSP's board of directors and the boards of the other utilities approved the transfer of the nuclear operating licenses for their respective companies to the NMC. The request to transfer operating licenses requires approval from state and federal regulators, including the NRC.

Capability  and  Demand
-----------------------

NSP-Wisconsin's record peak demand of 1,259 Mw occurred on July 30, 1999. As a member of MAPP, NSP must own or contract for enough electric generating capacity to serve its own customers plus an additional "reserve requirement" to protect the system from failure in case of an unexpected generating station outage or demand due to severe weather. NSP's reserve requirement is determined jointly with the other parties to the MAPP Agreement. Currently, the minimum reserve requirement is 15 percent of the NSP System's maximum demand. (Also see Electric Power Pooling Agreements.)

NSP-Wisconsin primarily relies on plants operated by NSP-Minnesota for base load generation. Historically, approximately 80 percent of the total kwh requirements of NSP-Wisconsin were provided by NSP-Minnesota generating facilities or purchases made by NSP-Minnesota for NSP system use.

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

Demand  Side  Management
------------------------

NSP-Wisconsin continues to implement various Demand Side Management (DSM) programs designed to improve load factor and reduce NSP-Wisconsin's power production cost and system peak demands, thus reducing or delaying the need for additional investment in new generation and transmission facilities.
NSP-Wisconsin currently offers a broad range of DSM programs to all customer sectors, including information programs, incentive programs, and rate incentive programs. These programs are designed to respond to customer needs and focus on increasing the value of service that will, over the long term, reduce NSP-Wisconsin's capital requirements and help its customer base become more stable, energy efficient and competitive. Since 1986, NSP-Wisconsin's retail DSM programs have achieved 245 Mw of summer peak demand reduction. This is
equivalent  to  19  percent  of  NSP-Wisconsin's  1999  summer    peak  demand.

The passage of Act 9, the Reliability 2000 bill, developed a new Division of Energy and Public Benefits within the State Department of Administration (DOA) and authorized additional public benefit funding. This agency will be responsible for the administration of energy conservation programs, energy assistance programs for low income customers, and renewable and environmental research. The current utility spending on these activities will be transferred to the Division of Energy and Public Benefits over a three year period. The increase in money beyond current utility spending will be collected by utilities from their customers and sent to the DOA for disbursement.

NSP-Wisconsin is currently working with the Division of Energy and Public Benefits, the PSCW and other stakeholders on the implementation and compliance with the legislation. At this time there are many unknowns surrounding the future implementation of energy efficiency services including NSP's future role in providing those services. Although a significant portion of the costs will be passed through from the customer to the DOA and thus will not affect NSP-Wisconsin, certain utility labor costs associated with providing those services are currently in question.

Since 1996 NSP-Wisconsin has been allowed to immediately expense rather than defer and amortize certain DSM program expenditures. The remaining balance of deferred pre-1996 DSM program costs will be amortized in full by the end of 2002.

Intercompany  Agreements
------------------------

NSP-Wisconsin and NSP-Minnesota share the electric production and transmission costs of the NSP System. The cost-sharing arrangement between the companies is referred to as the Interchange Agreement. It is a FERC-regulated agreement and has been accepted by the PSCW and the MPSC for determination of costs recoverable in rates by NSP-Wisconsin for charges from NSP-Minnesota in rate cases.

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

NSP filed an updated Administrative Services Agreement (NSP-Wisconsin and NSP-Minnesota share some administrative services and related costs) with the PSCW and Minnesota Public Utilities Commission (MPUC) in October 1998. The update does not fundamentally change the nature of the relationship between the parties, but rather refines the services that may be exchanged and addresses the cost allocation methods to be used. The updated Agreement requires a full cost allocation in place of the incremental cost method used in the previous agreement, and places an explicit restriction on sharing non-utility resources. The new Agreement was approved by the PSCW in January 1999, the MPUC in March 1999, and became effective Jan. 1, 1999.

Fuel  Supply
------------

Coal and nuclear fuel will continue to be the dominant fuels for NSP System generating plants over the next several years and natural gas, oil, refuse derived fuel, waste materials, renewable sources, and wood will also continue to be used. The actual fuel mix for 1999, and the estimated fuel mix for 2000 and 2001, are as follows:

			Fuel  Use  on  Btu  Basis
			-------------------------
				  (Est.)        (Est.)
		     1999          2000          2001
		     ----          ----          ----

     Coal           57.5%          58.5%         58.7%
     Nuclear        38.4%          36.4%         36.7%
     Other           4.1%           5.1%          4.6%


Electric  Operating  Statistics
-------------------------------

The following table summarizes the revenues, sales and customers from NSP-Wisconsin's electric business, excluding sales to NSP-Minnesota and miscellaneous revenues:

OPERATING  STATISTICS
---------------------


			       1999          1998          1997          1996          1995
			       ----          ----          ----          ----          ----
ELECTRIC REVENUE (THOUSANDS)
  Residential              $ 126 744     $ 121 178     $ 117 490     $ 118 557    $ 121 073
  Commercial and industrial  190 904       184 137       175 438       169 189      169 416
			     -------       -------       -------       -------      -------
Total retail                 317 648       305 315       292 928       287 746      290 489

  Sales for resale            17 292        16 769        16 429        17 391       17 902
			     -------      --------      --------      --------     --------
Total                      $ 334 940     $ 322 084     $ 309 357     $ 305 137    $ 308 391
			   =========     =========     =========     =========     =========

SALES  (MILLIONS  OF  KILOWATT-HOURS)
  Residential                  1 731         1 706         1 681         1 706        1 718
  Commercial and industrial    3 703         3 674         3 528         3 405        3 327
			       -----         -----         -----         -----        -----
Total  retail                  5 434         5 380         5 209         5 111        5 045
  Sales  for  resale             471           462           455           458          456
			       -----         -----         -----         -----        -----
Total                          5 905         5 842         5 664         5 569        5 501
			       =====         =====         =====         =====        =====

CUSTOMER  ACCOUNTS  (DECEMBER  31)
  Residential                190 926       187 977       184 921       183 036      181 151
  Commercial and industrial   32 265        31 538        31 002        30 695       30 388
			      ------        ------        ------        ------       ------
Total retail                 223 191       219 515       215 923       213 731      211 539
  Sales  for  resale              10            10            10            10           10
			     -------       -------       -------       -------      -------
Total                        223 201       219 525       215 933       213 741      211 549
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

One of NSP-Wisconsin's five largest combined retail electric and gas customers, Heileman Brewing of La Crosse, was sold. Stroh's Brewery had sold the beer labels and decided to close its breweries, including the La Crosse brewery. Heileman purchased approximately $2.8 million of utility services annually.
Platinum Holdings, a New York based investment company, purchased the brewery and began making beer in November 1999 as the City Brewery. The estimated annual revenue for gas and electric service for the first year of operation is $1 million and is expected to grow as they increase production and possibly convert some of the plant to produce ethanol.

				 GAS OPERATIONS
				 --------------

NSP-Wisconsin has a strategy of holding a diversified portfolio of natural gas supplies and transportation arrangements. It relies entirely on third party suppliers for its natural gas supply needs, and uses pipelines only for transportation and storage services.

NSP-Wisconsin purchases natural gas from numerous suppliers, obtains contracts for transportation service on directly connected and upstream pipelines, and delivers the supplies to NSP-Wisconsin's gas service territory. In addition, NSP-Wisconsin has directly contracted for underground storage and owns and operates liquefied natural gas and propane-air peak shaving facilities. NSP-Wisconsin's diversified supply and transportation contracts, as well as underground storage and peak shaving facilities, provide NSP-Wisconsin with the ability to meet customer needs with reliable and economic natural gas supply.

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

In July 1998 NSP-Wisconsin completed the acquisition of Natural Gas, Inc. (NGI), a natural gas utility serving approximately 1,900 customers in the New Richmond, Wis. area. The transaction was a tax-free reorganization for tax purposes and was recorded as a 'pooling of interests' for accounting purposes. Financial statements for prior periods were not restated because the combination had only an immaterial effect on operating results and financial condition.


Gas  Operating  Statistics
--------------------------

The following table summarizes the revenues, sales and customers from NSP-Wisconsin's gas business, excluding sales to NSP-Minnesota and miscellaneous revenues (including the PGA and GCRM):


			      1999          1998          1997          1996          1995
			      ----          ----          ----          ----          ----
REVENUES  (THOUSANDS)
  Residential               $37 732       $35 034       $39 989       $41 382       $37 251
  Commercial  & Industrial   44 453        43 620        49 459        47 033        43 189
			     ------        ------        ------        ------        ------
Total                       $82 185       $78 654       $89 448       $88 415       $80 440
			    =======       =======       =======       =======       =======

SALES  (THOUSANDS  OF  MCF)
  Residential                 5 744         5 168         5 848         6 457         5 873
  Commercial  & Industrial   13 251        12 784        13 132        13 557        13 078
			     ------        ------        ------        ------        ------
Total                        18 995        17 952        18 980        20 014        18 951
			     ======        ======        ======        ======        ======

CUSTOMER  ACCOUNTS  (DECEMBER  31)
  Residential                75 224        72 673        68 631        65 868        63 176
  Commercial  &  Industrial  10 503        10 277         8 809         8 657         8 377
			     ------        ------        ------        ------        ------
Total                        85 727        82 950        77 440        74 525        71 553
			     ======        ======        ======        ======        ======

				      ------
			      ENVIRONMENTAL MATTERS
			      ---------------------

NSP-Wisconsin monitors its operations to ensure the environment is not adversely affected and takes timely corrective actions if past practices have had a negative impact on the environment. Significant resources are dedicated to environmental training, monitoring and compliance. NSP-Wisconsin strives to maintain compliance with all applicable environmental laws.

Air  and  Water  Emissions
--------------------------

NSP-Wisconsin presently operates hydro, coal, natural gas, tire-derived fuel, railroad tie, oil-fired, wood and refuse-derived fuel/wood-fired generation equipment.
  - The Wisconsin Department of Natural Resources (WDNR) has been authorized by the United States Environmental Protection Agency (EPA) to administer the National Pollutant Discharge Elimination System Permits under the Federal Water Pollution Control Act Amendments of 1977. Such permits are required for the lawful discharge of any pollutant into navigable waters from any point source (e.g. power plants). Permits have been issued for all of NSP-Wisconsin's applicable plants and all plants are in compliance with permit requirements.
  - The WDNR has jurisdiction over emissions to the atmosphere from the operation of NSP-Wisconsin's power plants. The operation of NSP-Wisconsin's generating plants substantially conforms to federal and state limitations pertaining to discharges into the air.

In 1994 the EPA proposed air emission guidelines for municipal waste combustors. NSP-Wisconsin's French Island electric generating plant, which uses refuse-derived fuel, will be subject to the EPA's small municipal waste combustor regulations. They have not yet been finalized but NSP-Wisconsin could have to install additional pollution control and monitoring equipment to comply.

The Clean Air Act calls for reductions in emissions of sulfur dioxide and nitrogen oxides from electric generating plants. NSP has already invested significantly to reduce sulfur dioxide emissions at its plants.

In 1997, the EPA revised the National Ambient Air Quality Standards for ozone and fine particulate matter. In 1999, these standards were remanded to the EPA for reconsideration. It is unknown if the EPA will simply try to re-adopt the 1997 standards or propose additional changes. It is anticipated, based on historical monitoring, that NSP will be in compliance with the 1997 standards. However, if the standards change or if an area is determined to not comply with the standards, reductions in emissions of sulfur dioxide and oxides of nitrogen could be required.

The Clean Air Act requires the EPA to investigate the impact of air toxic emissions from utilities and, if appropriate, recommend regulations to control those emissions. The EPA delivered a report to Congress in early 1998 that recommended additional investigation of air toxics emissions. The report did not recommend any controls on utility boilers at that time. In 1999, the EPA issued an Information Collection Request which required utilities to analyze coal shipments for mercury and share the results with the EPA and a number of coal-fired generating units were randomly selected, including one of NSP-Wisconsin's Bay Front generating units, for mercury emissions stack tests. The EPA intends to use the data to make a regulatory determination on the need for mercury controls on coal-fired utility boilers by the end of 2000.

In October 1998 the EPA published nitrogen oxide (NOx) emission regulations affecting 22 states, including Wisconsin. The goal of the new regulations is to reduce NOx emissions by 85 percent by May 1, 2003. Two of NSP-Wisconsin's boilers and eight of its combustion turbines could have been affected by this action. If the existing boilers and combustion turbines were made compliant using retrofit technology to control NOx emissions, it could have cost NSP-Wisconsin up to $62.3 million for capital improvements and add $13.6 million each year to operation and maintenance expenses. This was the estimated cost of the most expensive alternative to achieve compliance, which was not necessarily the compliance alternative of choice. If the rules had been finalized in their most stringent form, other alternatives for these older units may have been deemed more cost effective than retrofitting.

NSP-Wisconsin joined with two other Wisconsin-based utilities as well as the Wisconsin Paper Council and Wisconsin Manufacturers and Commerce industrial organizations to request a judicial review of the EPA's final NOx rules. NSP-Wisconsin believed that the EPA improperly included Wisconsin in the scope of the regulatory action and it improperly calculated potential emissions of
NOx,    reducing  the  allowable  emission  limits  for  the  state.

In 1999 the EPA was ordered by a federal appeals panel (7th Circuit) to suspend implementation of the NOx rules pending further action on a lawsuit brought by another trade group. Subsequently, the 7th Circuit action commenced by NSP-Wisconsin and other parties was transferred to the DC Circuit and consolidated with a similar action pending in the DC Circuit. In March 2000 the Court ruled that the EPA unlawfully included Wisconsin in the scope of the NOx
rules.    That  decision  releases  NSP-Wisconsin  from  the  new  NOx  rules.

Legislation has been introduced in Wisconsin that would require a reduction of the amount of mercury emitted by electric generating plants and other sources. As currently proposed, the legislation would require significant and costly reductions of mercury emissions, without the assurance of commensurate environmental benefits. NSP-Wisconsin is working with the Wisconsin Utilities Association and other organizations, seeking amendments to the proposed legislation.

To comply with federal and state laws and state regulatory permit requirements, NSP has installed environmental monitoring systems at all coal and RDF ash landfills and coal stockpiles to assess and monitor the impact of these facilities on the quality of ground and surface waters.

In 1994, the United Nations Framework Convention on Climate Change was established. In 1997 the Kyoto Protocol was drafted and adopted at the third Conference. This Protocol will become effective following ratification by 55 countries, provided those 55 countries account for at least 55 percent of the total carbon dioxide emissions for 1990. Since the Conference at Kyoto there have been several conferences in which significant progress has been made to turn the broad concepts of Kyoto into working realities, including the development of an action plan. The sixth Conference will meet in November 2000 to continue development of the plan. Although the U.S. has signed the Kyoto Protocol, it must be ratified by the U.S. Senate for the U.S. to become a party to the protocol. If the U.S. becomes a party, the Kyoto Protocol would impose, during the first commitment period of 2008-2012, a binding obligation on the U.S. to reduce Greenhouse Gas emissions by seven percent below 1990 levels. Until the details regarding the action plan are completed, the impact on NSP cannot be determined.

Waste  Disposal
---------------

NSP-Wisconsin is potentially liable for remediating waste disposal sites owned by others and for decommissioning and restoration of present and former plant sites. (See "Environmental Contingencies" in Footnote 8 to the Financial Statements in Item 8.)

NSP has met or exceeded the state and federal removal and disposal requirements for polychlorinated biphenyl (PCB) equipment. NSP has removed nearly all known PCB capacitors from its distribution system, network transformers and equipment in power plants. NSP continues to dispose of PCB-contaminated mineral oil and equipment in accordance with regulations. PCB-contaminated mineral oil is detoxified and reused or burned for energy recovery at permitted facilities. The amount of any future cleanup or remediation costs associated with past PCB disposal practices is unknown at this time.

NSP-Wisconsin had been named as one of three potentially responsible parties in connection with environmental contamination at a site in Ashland, Wis. (See "Environmental Contingencies" in Footnote 8 to the Financial Statements in Item 8.)

NSP-Wisconsin   was   also   investigating   its  responsibility  to   remediate
contamination found at a former landfill site in Amery, Wis. NSP-Wisconsin reached a settlement with the owner of the landfill during the second quarter of 1999 that released NSP-Wisconsin from liability.

Electromagnetic  Fields  (EMF)
------------------------------

EMF surround electric wires and conductors of electricity such as electrical tools, household wiring, appliances, electric distribution lines, electric substations and high-voltage electric transmission lines. Extensive research has been conducted in the last three decades concerning the possibility that adverse health effects may result from exposure to power-frequency fields surrounding transmission and distribution lines and the electrical appliances and devices which are common in residences and workplaces. By 1995, it was generally concluded in the scientific community that there was no consistent evidence that exposure to EMF produced by power lines and electric devices causes cancer or produces other adverse effects on human health. Extensive research studies published since 1995 have reinforced this view. The nation's electric utilities, including NSP, continue to support research in an effort to determine whether or not exposure to EMF causes health effects. The interaction of humans with EMF is complicated and will continue to be an area of public concern.

Contingencies
-------------

Both regulatory requirements and environmental technology change rapidly. NSP cannot estimate the extent to which it may be required by law, in the future, to make additional capital expenditures or incur additional operating expenses for environmental purposes. NSP also cannot predict whether future environmental regulations might result in significant reductions in generating capacity or efficiency or otherwise affect NSP's income, operations or facilities.

			   CONSTRUCTION AND FINANCING
			   --------------------------

During the five years ended Dec. 31, 1999, NSP-Wisconsin had gross additions to utility plant in service of approximately $277 million. Included in NSP-Wisconsin's gross additions is $30 million for electric production facilities, $171 million for other electric properties, $32 million for gas utility properties, and $44 million for other utility properties. Based on studies made by NSP-Wisconsin, the weighted average age of depreciable property was approximately 15 years at Dec. 31, 1999.

Expenditures for NSP-Wisconsin's construction programs for the next five years are estimated to be as follows:

     Year          Estimated  Construction  Expenditures
     ----          -------------------------------------
		   (millions  of  dollars)

     2000             $89
     2001              71
     2002              90
     2003              76
     2004              63
		     ----

     TOTAL           $389
		     ====

The largest projects included in these estimates are to construct a new 230-kilovolt (kv) electric transmission line between Chisago County, Minn. and Amery, Wis. and a new 161 kv line between Stone Lake, Wis. and the Bay Front Generating Plant in Ashland, Wis., and to rebuild transmission lines between Baldwin and Abbotsford, Wis. These projects' estimated total cost is $77 million, of which about $29 million will be spent in 2000. The 2000 construction expenditures are estimated to include approximately $75 million for electric facilities, $8 million for gas facilities and $6 million for general plant and equipment. It is presently estimated that approximately 79 percent of the 2000-2004 construction expenditures will be provided by internally generated funds, with the remainder from the issue of common equity and short-term and long-term debt. At Dec. 31, 1999, NSP-Wisconsin's short-term borrowings payable to NSP-Minnesota were $80.8 million. The PSCW has authorized up to $100 million of short-term borrowing. In addition to short-term borrowings, NSP-Wisconsin currently projects the need to issue $30 million of common stock equity and $50 million in long-term debt in 2000, and $70 million of long-term debt in 2003 to finance the estimated construction expenditures for the 2000-2004 construction program.

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

Bond  Ratings
-------------

Standard and Poor's and Fitch IBCA currently rate NSP-Wisconsin's first mortgage bonds AA. Moody's Investors Service rates NSP-Wisconsin's first mortgage bonds Aa3, and the unsecured resource recovery bonds guaranteed by NSP-Wisconsin A1. On Nov. 15, 1999, Standard and Poor's assigned a preliminary rating of AA- to NSP-Wisconsin's new $80 million shelf registration of unsecured debt securities. A final rating will be assigned after their review is complete. On Dec. 2, 1999, Fitch IBCA rated the same shelf registration AA- and affirmed its AA rating for NSP-Wisconsin's first mortgage bonds.

These ratings are the opinions of the rating agency and an explanation of the significance of these ratings may be obtained from them. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

Long  Term  Debt
----------------

During 1999 NSP-Wisconsin filed a shelf registration with the SEC to issue up to $80 million of unsecured long-term debt. The board of directors of NSP-Wisconsin had authorized the issuance of up to $80 million of long-term debt and, in October 1999, NSP-Wisconsin received approval from the PSCW to issue up to $80 million of long-term debt and to increase its short-term borrowing limit to $100 million. NSP-Wisconsin plans to issue unsecured long-term debt during the fourth quarter of 2000. The funds will be used primarily to reduce short-term debt levels.  (See  Notes  2  and  3  to  the  Financial  Statements.)

Common  Stock  Equity
---------------------

On March 3, 2000, NSP-Wisconsin filed an application with the PSCW for approval to issue up to $30 million of common stock to its parent, NSP-Minnesota.

			 EMPLOYEES AND EMPLOYEE BENEFITS
			 -------------------------------

At   year-end  1999,  NSP-Wisconsin  had  997  full-  and  part-time  employees.
Approximately 410 of them are represented by one local union of the International Brotherhood of Electrical Workers. In 1999, NSP and the five IBEW local unions representing NSP employees reached agreement on a five-year extension of the collective bargaining agreement. The contract expires at the end of 2004.

Recent changes to NSP-Wisconsin's employee and retiree benefits, which support a broad NSP goal of providing market-based benefits, include:

WAGE INCREASES: In 1999 and 2000 nonbargaining employees received average wage increases of 3.4 percent and 4.4 percent, respectively. Bargaining employees received 2 percent per year wage increases in 1999 and 3.5 percent increases in 2000 under the new collective bargaining agreement.

RETIREMENT PLAN CHANGES: NSP revised its retirement plans for nonbargaining employees (effective January 1999) and bargaining employees (effective January
2000)  as  follows:

  - The retiree medical plan was discontinued for nonbargaining employees retiring after Dec. 31, 1998 and for bargaining employees retiring after Dec. 31, 1999.
  - The qualified pension plan was enhanced to provide a Retirement Spending Account and an enhanced Social Security supplement which retirees can use for medical coverage or to supplement pension benefits.
  - The 401(k) plan was enhanced, increasing the amount of employee contributions matched by NSP.

------
ITEM  2  -  PROPERTIES
----------------------

Electric  Utility
-----------------

     NSP-Wisconsin's  electric  generating  facilities  are:

						  Year               Summer
     Station  and  Units          Fuel          Installed        Capability (Mw)
     -------------------          ----          ---------        ---------------
     Combustion  Turbine:
     Flambeau  Station           Gas/Oil          1969                  12
     Park  Falls,  WI
	 (1  unit)
     Wheaton                     Gas/Oil          1973                 346
     Eau  Claire,  WI
	 (6  units)
     French  Island                Oil            1974                 154
     La  Crosse,  WI
	 (2  units)
     Steam:
     Bay  Front                 Coal/Wood/      1945-1960               73
     Ashland,  WI                  Gas
	 (3  units)
     French  Island             Wood/RDF        1940-1948               29
     La  Crosse,  WI
	 (2  units)
     Hydro  Plants:
	 (19 plants)                          Various dates            251
								       ---

     TOTAL                                                             865
								       ===

At Dec. 31, 1999, NSP-Wisconsin owned approximately 2,400 structure miles of electric transmission lines and 9,600 structure miles of electric distribution lines. Virtually all of the land and personal property owned by NSP-Wisconsin is pledged as collateral for its first mortgage bonds.

Gas  Utility
------------

The gas properties of NSP-Wisconsin include approximately 1,811 miles of natural gas distribution mains. NSP-Wisconsin owns two liquefied natural gas (LNG) facilities with a combined storage capacity of 0.3 Billion Cubic Feet (bcf), and three propane-air plants with a storage capacity of 0.02 bcf, to supplement the supply of natural gas available during periods of high demand. The two LNG facilities are located in Eau Claire and LaCrosse, Wis. The LaCrosse LNG facility is currently not in service. NSP-Wisconsin has propane-air facilities with a capacity of 153,000 gallons to further supplement its gas supply in the LaCrosse, Wis. area during peak periods. NSP-Wisconsin added a second propane-air plant with a capacity of 25,500 gallons in New Richmond, Wis., with the acquisition of NGI in 1998 and its third propane-air plant with the acquisition of the Fort McCoy gas properties near Sparta, Wis., in 1999.

------
ITEM  3  -  LEGAL  PROCEEDINGS
------------------------------

In the normal course of business, NSP-Wisconsin is a party to routine claims and litigation arising from prior and current operations. NSP-Wisconsin is actively defending these matters and has recorded an estimate of the probable cost of settlement or other disposition.

In 1997, NSP was served with a summons and complaint on behalf of the owners of Schachtner Farms located in Deer Park, Wis. The complaint alleged that stray voltage from NSP's system harmed their dairy herd resulting in lost milk production, injury to the dairy herd, lost profits and increased veterinary expenses. On Nov. 23, 1999, the jury returned a verdict finding NSP negligent and awarding Schachtner Farms $850,000 for economic damages and $200,000 for inconvenience, annoyance and loss of use and enjoyment of their property plus costs and interest. The Court trebled the damages because the jury found that NSP was willful, wanton or reckless in its failure to provide adequate service to the farm. NSP has appealed the decision to the Court of Appeals, Third District, of the State of Wisconsin. NSP-Wisconsin anticipates that insurance will indemnify it for all damages and costs subject to applicable insurance policy deductibles.

On Feb. 20, 1999 a person who was not an NSP employee was killed while working with a hydraulic press at NSP-Wisconsin's Western Avenue Service Center. The claim by the decedent's family was recently settled on a confidential basis. Because a portion of the settlement proceeds satisfies the claims of the decedent's minor children, the settlement is subject to court approval. Resolution of this claim should conclude all potential legal claims arising from this incident.

On July 2, 1999, various insurers for Cenex Supply filed a complaint in the Circuit Court for Clark County, Wisconsin, alleging that fire damage to Cenex's property in October 1995 was caused by NSP's negligence. Damages of $600,000 are claimed. The lawsuit is in the early stages, however, NSP believes the claim is defensible.

The City of St. Croix Falls, Wis., has filed suit in the U.S. District Court for the Western District of Wisconsin against NSP-Wisconsin alleging that, during the pendency of PSCW proceedings on NSP-Wisconsin's proposed Chisago to Apple River transmission line project, NSP-Wisconsin engaged in ex parte communications with PSCW Commissioners when it met with PSCW Commissioners for the purpose of discussing general transmission issues. The City alleges that the alleged ex parte communications deprived it of procedural due process. The City asks for recovery of the costs and attorneys' fees it incurred during its participation in the PSCW proceeding, punitive damages, and costs and attorneys' fees associated with the present action. NSP-Wisconsin denies that any improper subjects were discussed during its meetings with the PSCW Commissioners and denies that the City is entitled to the relief and damages requested.

The DOE was required by statute and contract to accept spent nuclear fuel from NSP System nuclear generating facilities no later than Jan. 31, 1998. In 1996 the DOE notified commercial spent nuclear fuel owners that it could not accept their spent nuclear fuel by Jan. 31, 1998 and that a permanent storage or disposal facility would not be available until at least 2010. NSP and other affected parties have commenced lawsuits against the DOE to require it to meet its contractual obligations and to escrow payments that are being made to them for the permanent disposal program. NSP has also commenced an action to recover damages caused by the DOE's breach of its statutory and contractual obligation to accept spent nuclear fuel. The DOE's failure to fulfill its obligation has increased NSP's expenses for interim storage of spent nuclear fuel and related issues, may impact the length of time NSP System nuclear generating facilities can operate, and has led to concern over past payments to the DOE by utility customers to fund the permanent disposal program.

NSP-Wisconsin was given a favorable ruling in a service dispute with Eau Claire Electric Cooperative (EC Co-op). EC Co-op had installed electric service to a new industrial park in Osseo, Wis., which is a NSP-Wisconsin franchise area. NSP-Wisconsin filed a complaint with the PSCW and requested that it be allowed
to  serve  the  park.        On  Oct.  29,  1998,  the  PSCW  ruled  in favor of
NSP-Wisconsin. The ruling gave NSP-Wisconsin the exclusive right to serve the park, and it directed the EC Co-op to sell their facilities to NSP-Wisconsin or remove them within 30 days. The decision was sustained in an appeal to the Dane County circuit court and NSP-Wisconsin is now delivering electricity in the industrial park.

On Nov. 24, 1998, Wisconsin Electric Power Co. (WE) filed a complaint against NSP with the FERC, relating to transmission service curtailments. In March 1999, NSP and WE reached a settlement agreement, which was approved by the FERC on May 19, 1999. The settlement provides that NSP would not be liable to WE for transmission curtailments during 1998 and NSP would bear certain disputed transmission mitigation costs for 1998 and 1999. The financial impact of the settlement is not material.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ---------------------------------------

Discussion of financial condition and liquidity is omitted per conditions set forth in general instructions I (1) (a) and (b) of Form 10-K for wholly owned subsidiaries. It is replaced with management's narrative analysis and the results of operations as set forth in general instructions I (2) (a) of Form 10 K for wholly owned subsidiaries (reduced disclosure format).

The following discussion and analysis by management focuses on those factors that had a material effect on NSP-Wisconsin's financial condition and results of operations during 1999 and 1998, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying Financial Statements and Notes.

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "outlook",
"possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

  - general   economic   conditions,    including   their   impact   on  capital
      expenditures;
  - business  conditions  in  the  energy  industry;
  - competitive  factors;
  - unusual  weather;
  - changes  in  federal  or  state  legislation;
  - regulation;
  - issues  relating  to  Year  2000  remediation  efforts;
  - the items set forth below under "Factors Affecting Results of Operations";
  - and the other risk factors listed from time to time by NSP in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to NSP-Wisconsin's report on Form 10-K.

RESULTS  OF  OPERATIONS

On March 24, 1999, NSP and NCE agreed to merge. It is expected that NSP-Wisconsin will continue to exist as an operating subsidiary of the merged company. The following discussion and analysis is based on the financial condition and operations of NSP-Wisconsin and does not reflect the potential effects of the combination between NSP and NCE.

FACTORS  AFFECTING  RESULTS  OF  OPERATIONS
-------------------------------------------

In addition to items noted in the Notes to the Financial Statements of this report, the historical and future trends of NSP's operating results are affected by the following factors:

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

SALES GROWTH - The following table summarizes NSP-Wisconsin's growth in actual electric and gas sales and growth on a weather normalized (W/N) basis for 1999 as compared with 1998. NSP-Wisconsin's weather normalization process removes the estimated impact on sales of temperature variations from historical averages.


			     PERCENTAGE SALES GROWTH           1999 VS. 1998
			     -----------------------
							    ACTUAL          W/N
							    ------          ---
				 Electric Residential        1.4 %        -0.2 %
		   Electric Industrial and Commercial        0.8 %         0.7 %
		   ----------------------------------     --------     ---------
				Total Electric Retail        1.0 %         0.4 %
				      Electric Resale        2.0 %         1.4 %
				      ---------------     --------     ---------
				  TOTAL ELECTRIC SALES        1.1%         0.5 %
			------------------------------     -------     ---------
					      Gas Firm       11.5%          4.1%
				     Gas Interruptible        4.4%           NA
				    Gas for generation      -25.9%           NA
				    ------------------      ------           --
				      TOTAL GAS SALES         5.8%         1.6 %
			    -------------------------     --------     ---------

NA  =  not  applicable

1999  COMPARED  WITH  1998
--------------------------

ELECTRIC  REVENUES  for  1999  increased $13.0 million, or 3.3 percent, compared with 1998. The following table summarizes the change in electric revenues. Power supply and transmission revenue relates to interchange agreement revenues received from NSP-Minnesota and reflect a net decrease in NSP-Wisconsin's fuel and transmission expenses.

					  ELECTRIC REVENUES     1999 VS. 1998
					  -----------------
				      (MILLIONS OF DOLLARS)
				      ---------------------
							   $ CHANGE     % CHANGE
							   --------     --------

		     Sales growth (excluding weather impact)  $ 1.5     0.5 %
					      Weather impact    1.8     0.6 %
						Rate changes    9.4     2.9 %
							      -----     -----
				Total electric sales revenue  $12.7     4.0 %
					Power supply revenue    0.0     0.1 %
			      Transmission and other revenue    0.3     0.9 %
							     -------    -----
			     Total Electric Revenue Increase  $13.0     3.3 %
							      =====     =====

ELECTRIC MARGIN equals electric revenues minus production expenses, consisting of purchased and interchange power and fuel for electric generation. The table below calculated electric margin for the years ended Dec. 31, 1999 and 1998.

					 ELECTRIC MARGIN       1999      1998
					  ---------------
							    (MILLIONS OF DOLLARS)
							    ---------------------

				       Electric revenues     $ 411.5     $ 398.5
			    Fuel for electric generation        (9.9)      (11.4)
			 Purchased and interchange power      (192.5)     (190.0)
							   ----------    --------
					 Electric Margin     $ 209.1     $ 197.1
							     =======     ========

Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. The table below summarizes the principal reasons for electric margin changes from 1998 to 1999.

				     CHANGE IN ELECTRIC MARGIN     1999 VS. 1998
				    -------------------------
				       (MILLIONS OF DOLLARS)
				       ---------------------
									$ CHANGE
									--------

			      Sales growth (excluding weather impact)      $ 1.0
						      Weather impact         1.3
							Rate changes         9.4
				      Interchange and other revenues         0.3
									 -------
					Total Electric Margin Increase     $12.0
									   =====



GAS REVENUES for 1999 increased $3.5 million, or 4.5 percent, compared with 1998. The following table summarizes the change in gas revenues. Changes in per unit gas costs are reflected in customer rates through the gas cost recovery mechanism.

					   GAS REVENUES       1999 VS. 1998
					   ------------
				  (MILLIONS OF DOLLARS)
				  ---------------------
							  $ CHANGE     % CHANGE
							  --------     --------

		 Sales growth (excluding weather impact)     $ 1.2        1.6 %
					  Weather impact       3.3        4.2 %
					    Rate changes      (1.0)      (1.3 %)
							  --------       ------
			      Total Gas Revenue Increase     $ 3.5        4.5 %
							  ========       =======


GAS MARGIN equals gas revenues minus the cost of gas sold. The table below calculated gas margin for the years ended Dec. 31, 1999 and 1998.

					       GAS MARGIN      1999     1998
					       ----------
				    (MILLIONS OF DOLLARS)
				    ---------------------

					     Gas revenues     $ 82.3     $ 78.8
		    Cost of gas purchased and transported      (55.5)     (53.0)
							    ---------    -------
					       Gas Margin     $ 26.8     $ 25.8
							      ======     ======


The cost of gas tends to vary with changing sales requirements and unit cost of gas purchased. However, due to the gas cost recovery mechanism, nearly all fluctuations in the cost of gas have no effect on gas margin. The table below summarizes the principal reasons for gas margin changes from 1998 to 1999.

					  CHANGE IN GAS MARGIN     1999 VS. 1998
					  --------------------
					 (MILLIONS OF DOLLARS)
					 ---------------------
									$ CHANGE
									--------

		       Sales growth (excluding weather impact)            $ 0.7
						Weather impact              1.3
						  Rate changes            ( 1.0)
									 -------
				     Total Gas Margin Increase            $ 1.0
									 =======


OTHER OPERATING, MAINTENANCE, CONSERVATION DEMAND SIDE MANAGEMENT (DSM), AND ADMINISTRATIVE AND GENERAL (A&G) expenses together increased $0.3 million, or
0.3  percent,  in  1999  compared  to  1998.    The increase is due primarily to
increased maintenance, customer service initiatives, and amortization of regulatory deferred network transmission service (NTS) fees offset by lower authorized DSM and employee benefits in 1999.

DEPRECIATION AND AMORTIZATION expense increased $2.9 million, or 7.6 percent, in 1999 compared to 1998. The increase is due mainly to increases in plant in service and additional depreciation authorized by the PSCW in September 1998.

TECHNOLOGY  CHANGES  FOR  THE  YEAR  2000  (Y2K)

NSP's Y2K program covered not only NSP's 2,000 computer applications, consisting of about 75,000 programs and totaling more than 30 million lines of code, but also the thousands of hardware and embedded system components in use throughout NSP. Although it appears that NSP successfully transitioned into the year 2000 with no Y2K disruptions to customers or to internal operations, there are no guarantees that a Y2K-related problem will not surface at a later date. NSP is not presently aware of any such situations; however, occurrences of this type could adversely affect NSP's business, operating results, and financial condition.

NSP has spent approximately $22 million for Y2K efforts from 1996 through 1999. This includes $9 million in 1999. These costs have been expensed as incurred, except for a portion deferred for approved rate recovery. NSP-Wisconsin's portion of NSP's Y2K project costs was $1.2 million, $375,000 of which was spent in 1999.

ACCOUNTING CHANGE - In June 1998, the FASB issued Statement of Financial Accounting Standard (SFAS) Number 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation, and its effectiveness. NSP plans to adopt this standard in 2001, as required. NSP has not yet determined that potential impact of implementing this statement.


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

======
ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

REPORT  OF  INDEPENDENT  ACCOUNTANTS
====================================


To  The  Shareholder  of  Northern  States  Power  Company  (Wisconsin):


In our opinion, the accompanying balance sheets and the related statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Northern States Power Company (NSP-Wisconsin), a Wisconsin corporation, at Dec. 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended Dec. 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of NSP-Wisconsin's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/

PRICEWATERHOUSECOOPERS  LLP
Minneapolis,  Minnesota
Jan.  31,  2000


ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATAL
------------------------------------------------------------

------

STATEMENTS  OF  INCOME  AND  RETAINED  EARNINGS                    Year  Ended December 31
								   -----------------------
(Thousands  of  dollars)                                         1999        1998        1997

Operating  Revenues
     Electric                                                $  411 532  $  398 497  $  382 859
     Gas                                                         82 375      78 845      89 790

Total                                                           493 907     477 342     472 649

Operating  Expenses
     Purchased  and  interchange  power                         192 541     190 019     179 708
     Fuel  for  electric generation                               9 941      11 355      10 023
     Gas purchased  for  resale                                  55 534      53 067      61 195
     Other  operation                                            54 437      48 009      45 534
     Maintenance                                                 22 599      21 437      19 734
     Administrative and general                                  16 998      21 521      17 845
     Conservation and demand side management                      5 122       7 853       8 935
     Depreciation  and  amortization                             42 117      39 135      37 815
     Property  and  general  taxes                               14 725      14 507      14 140
     Income  taxes                                               25 546      20 809      24 120

Total  operating  expenses                                      439 560     427 712     419 049

Operating  Income                                                54 347      49 630      53 600

Other  Income  (Expense)
     Allowance for funds used during construction-equity            271         393         246
     Other income and deductions-net of applicable income taxes     278         851       1 253

Total  Other  Income  (Expense)-Net                                 549      1  244       1 499

Income  Before  Interest  Charges                                54 896      50 874      55 099

Interest  Charges
     Interest  on  long-term  debt                               16 185      16 204      16 322
     Other  interest  and  amortization                           3 442       2 985       1 688
     Allowance  for  funds  used  during  construction-debt      (1 097)       (510)       (328)

Total  interest  charges                                         18 530      18 679      17 682

Net  Income                                                      36 366      32 195      37 417

Retained  Earnings,  January  1                                 250 890     244 171     234 751
Retained  Earnings  of  acquired  business                                      729
Dividends  on common stock paid to parent                       (26 997)    (26 205)    (27 997)

Retained  Earnings,  December  31                            $  260 259  $  250 890  $  244 171

See  Notes  to  Financial  Statements.


STATEMENTS  OF  CASH  FLOWS                                   Year  Ended  December  31
							      -------------------------

(Thousands  of  dollars)                                1999             1998             1997
------------------------                                ----             ----             ----
Cash  Flows  from  Operating  Activities:
     Net  Income                                       $36 366          $32 195          $37 417
     Adjustments  to  reconcile  net  income  to
     cash from operating activities:
       Depreciation  and  amortization                  43 044           40 059           38 991
       Deferred  income  taxes                           3 695            5 405            4 372
       Deferred  investment  tax  credits recognized      (838)            (859)            (880)
       Allowance  for  funds used during
	 construction - equity                            (271)            (393)            (246)
       Undistributed  equity  in  subsidiary
	 company  earnings                                (409)              (3)            (300)
     Cash provided by (used for) changes in certain
       working capital items                             5 591           (1 768)          (1 491)
     Cash provided by (used for) changes in other
       assets and liabilities                           (2 230)           6 724           (2 993)

Net  Cash  Provided  by  Operating  Activities          84 948           81 360           74 870

Cash  Flows  from  Investing  Activities:
     Capital  expenditures                             (85 471)         (66 646)         (53 580)
     Increase  in  construction payables                 2 963              538              899
     Allowance for  funds  used  during
       construction  -  equity                             271              393              246
     Other                                                (614)             347             (615)

Net  Cash  Used  for Investing Activities              (82 851)         (65 368)         (53 050)

Cash  Flows  from  Financing  Activities:
     Issuances of short-term debt due to
       parent - net of repayments                       24 900           10 400            6 000
     Redemption  of  long-term  debt                                       (167)
     Dividends  paid  to  parent                       (26 997)         (26 205)         (27 997)

Net  Cash  Used  for Financing  Activities              (2 097)         (15 972)         (21 997)

Net increase (decrease) in cash and
  cash equivalents                                           0               20             (177)

Cash and cash equivalents beginning of period               51               31              208

Cash  and  cash  equivalents  end  of  period         $     51        $      51          $    31


Cash  provided  by  (used  for)  changes  in  certain  working  capital  items:

     Accounts receivable and unbilled revenues         $(3 329)         $(1 188)         $ 6 847
     Materials  and  supplies  inventories               4 482           (1 243)          (3 980)
     Payables  and  accrued  liabilities                 6 631              268           (4 060)
     Income  and  other  taxes  accrued                 (2 589)           1 643              134
     Other                                                 396           (1 248)            (432)

     Net                                                $5 591          $(1 768)         $(1 491)

Supplemental  Disclosures  of  Cash  Flow  Information:
     Cash  paid  during  the  year  for:
     Interest  (net of amount capitalized)             $17 565         $ 17 345         $ 16 581
     Income  taxes  (net  of refunds received)         $24 838         $ 10 824         $ 20 673

     See  Notes  to  Financial  Statements.



BALANCE  SHEETS                                                        December  31
(Thousands  of  dollars)                                            1999           1998

ASSETS
Utility  Plant
     Electric-including  construction  work  in  progress:
       1999,  $43,788;  1998,  $22,770                          $1 034 315      $  972 442
     Gas-including  construction  work  in  progress:
       1999,  $1,077;  1998,  $1,606                               118 279         113 574
     Other-including  construction  work  in  progress:
     1999,  $5,310;  1998,  $4,481                                  87 726          81 040

  Total                                                          1 240 320       1 167 056

     Accumulated  provision  for  depreciation                    (487 549)       (457 272)

Net  utility  plant                                                752 771         709 784


Current  Assets
     Cash                                                               51              51
     Accounts receivable-net of accumulated provision for
       uncollectible accounts: 1999, $943,  1998, $825              37 320          34 748
     Unbilled  utility  revenues                                    21 768          21 011
     Materials and supplies inventories - at average cost
     Fuel                                                            7 465          12 406
     Other                                                           7 068           6 609
     Prepayments  and  other                                        13 076          13 472

Total  current  assets                                              86 748          88 297

Other  Assets
     Regulatory  assets                                             39 252          42 467
     Other investments                                               9 295           7 823
     Nonutility property - net of accumulated depreciation:
       1999,  $76;  1998,  $75                                       2 768           2 803
     Unamortized  debt  expense                                      1 575           1 668
     Long-term  prepayments  and  deferred  charges                 14 694          10 869

Total  other  assets                                                67 584          65 630

Total  Assets                                                   $  907 103      $  863 711

     See  Notes  to  Financial  Statements.


BALANCE  SHEETS                                                          December  31

(Thousands  of  dollars)                                            1999          1998



LIABILITIES  AND  EQUITY
Capitalization
     Common stock-authorized 1,000,000 shares of $100 par
       value; issued  shares:  1999 and 1998, 862,000           $  86 200      $   86 200
     Premium  on  common  stock                                    10 541          10 541
     Retained earnings                                            260 259         250 890

  Total common stock equity                                       357 000         347 631

     Long-term  debt-net  of  unamortized  discount:
	 1999,  $1,650;  1998,  $1,737                            231 950         231 863

Total  capitalization                                             588 950         579 494

Current  Liabilities
     Notes  payable  -  parent  company                            80 800          55 900
     Accounts  payable                                             18 570          14 301
     Payables to affiliated companies (principally parent)         21 404          16 596
     Salaries,  wages,  and  vacation  pay  accrued                 5 656           5 910
     Taxes  accrued                                                   829           3 418
     Interest  accrued                                              4 330           4 184
     Other                                                          5 950           4 310

Total  current  liabilities                                       137 539         104 619

Other  Liabilities
     Accumulated  deferred  income  taxes                          111 772        110 831
     Accumulated  deferred  investment  tax  credits                17 281         18 122
     Regulatory  liabilities                                        21 726         21 947
     Customer  advances                                             11 398          9 458
     Benefit  obligations  and  other                               18 437         19 240

Total  other  liabilities                                          180 614        179 598

Commitments  and  Contingent  Liabilities  (see  Note  8)

Total  Liabilities  and  Equity                                 $  907 103    $   863 711

     See  Notes  to  Financial  Statements.


     NORTHERN  STATES  POWER  COMPANY  (WISCONSIN)
     NOTES  TO  FINANCIAL  STATEMENTS

1.          Summary  of  Accounting  Policies

System of Accounts Northern States Power Company (Wisconsin), (NSP-Wisconsin), a wholly owned subsidiary of Northern States Power Company, a Minnesota corporation (NSP-Minnesota), is primarily a public utility serving customers in Wisconsin and Michigan. Its accounting records conform to either the uniform system of accounts of the Federal Energy Regulatory Commission (FERC) or those of the Public Service Commission of Wisconsin (PSCW) and the Michigan Public Service Commission (MPSC), which systems are the same in all material respects.

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

Depreciation For financial reporting purposes, depreciation is computed on the straight-line method based on the annual rates certified by the PSCW and MPSC for the various classes of property. Depreciation provisions, as a percentage of the average balance of depreciable property in service, were 3.66 percent in 1999, 3.57 percent in 1998, and 3.61 percent in 1997.

Allowance for Funds Used during Construction (AFC) AFC, a non-cash item, is computed by applying a composite pretax rate, representing the cost of capital used to fund utility construction, to qualified construction work in progress
(CWIP). NSP-Wisconsin uses the FERC calculation for production and transmission property and the PSCW calculation for other qualified CWIP. The rates used for the FERC calculation were 5.29 percent in 1999, 5.80 percent in 1998, and 5.68 percent in 1997. The rates used for the PSCW calculation were 10.17 percent in 1999 and 1998, and 10.00 percent in 1997. The amount of AFC capitalized as a construction cost in CWIP is credited to other income and interest charges. AFC amounts capitalized in CWIP are included in utility rate base for establishing utility service rates.

Revenues Revenues are recognized based on sales to customers each month. Because utility customer meters are read and billed on a cycle basis, unbilled revenues are estimated and recorded for services provided from the monthly meter-reading dates to month-end.

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

Reclassifications  Certain reclassifications have been made to the 1998 and 1997
financial  statements  to  conform   with   the  1999  presentation.       These
reclassifications  had  no  effect  on  net  income.

2.          Long-term  Debt

						      December  31  December  31
							  1999          1998

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

Fair Value of Debt The estimated fair value of NSP-Wisconsin's long term debt at December 31, 1999 and 1998 is $218.1 million and $247.2 million, respectively. This fair value is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to NSP-Wisconsin for debt of the same remaining maturities.

Capital  Lease  Obligations      Amounts due under capital lease obligations are
$14,000    in  2000  and  $0  thereafter.

3.          Short-Term  Borrowings

NSP-Wisconsin had bank lines of credit aggregating $1 million at Dec. 31, 1999. Compensating balance arrangements in support of such lines of credit were not required. These credit lines make short-term financing available by providing bank loans. During 1999 and 1998 there were no bank loans outstanding as NSP-Wisconsin obtained short-term borrowings from NSP-Minnesota at NSP-Minnesota's average daily interest rate, including the cost of their compensating balance requirements.

The PSCW has authorized NSP-Wisconsin to make short-term borrowings up to $100 million. At Dec. 31, 1999 and 1998, NSP-Wisconsin had $80.8 and $55.9 million, respectively, in short-term borrowings from NSP-Minnesota outstanding. The weighted average interest rates on all short-term borrowings as of Dec. 31, 1999 and 1998, were 5.99 percent and 5.80 percent, respectively.

4.          Income  Tax  Expense

The total income tax expense differs from the amount computed by applying the federal income tax statutory rate of 35 percent to net income before income tax
expense.    The  reasons  for  the  difference  are  as  follows:



								 1999         1998         1997

     Tax  computed  at  statutory  rate                          35.0%        35.0%        35.0%
     Increases  (decreases)  in  tax  from:
       State income taxes, net of federal income tax benefit      5.3          4.9          3.7
       Investment  tax  credits  recognized                      (1.4)        (1.6)        (1.5)
       Other  -  net                                              2.1          0.6          1.2

     Effective  income  tax  rate                                41.0%        38.9%        38.4%

     Income tax expense is comprised of the following:
     (Thousands  of  Dollars)

     Included  in  Utility  operating  expenses:
       Current  federal  tax  expense                        $ 18 163    $ 13 249      $ 15 549
       Current  state  tax  expense                             4 511       3 002         3 671
       Deferred federal  tax  expense                           3 103       4 381         4 688
       Deferred  state  tax  expense                              607       1 036         1 092
       Deferred  investment  tax  credit  adjustments            (838)       (859)         (880)

    Total                                                      25 546      20 809        24 120

     Included in other income and deductions - net:
       Current  federal  tax  expense                            (177)       (233)        1 942
       Current  state  tax expense                                (52)        (96)       (1 345)
       Deferred federal  tax  expense                             (15)        (12)       (1 408)
       Deferred state tax expense                                   0           0             0

    Total  income  tax  expense                              $ 25 302    $ 20 468      $ 23 309



The  components  of  NSP-Wisconsin's  net  deferred tax liability at December 31
(including  current  and  noncurrent  amounts)  were  as  follows:

(Thousands  of  dollars)                                        1999                 1998

Deferred  tax  liabilities:
    Differences  between book and tax bases of property     $ 112 461            $ 110 612
    Tax  benefit  transfer  leases                                 82                   96
    Regulatory assets                                          14 266               11 180
    Other                                                       9 906                6 002

Total  deferred  tax  liabilities                             136 715              127 890

Deferred  tax  assets:
    Deferred  investment  tax  credits                          6 927                7 262
    Regulatory liabilities                                      7 286                7 942
    Deferred  compensation,  accrued  vacation  and
      other  reserves  not  currently  deductible               3 941                  494
    Other                                                       4 382                  (31)

Total  deferred  tax  assets                                   22 536               15 667

Net  deferred  tax  liability                               $ 114 179            $ 112 223

5.          Benefit  Plans  and  Other  Postretirement  Benefits

NSP  offers  the  following  benefit plans to participating employees, including those  of the NSP-Wisconsin. Approximately 45 percent of NSP-Wisconsin's benefit employees are represented by one local labor union under a collective-bargaining
agreement,  which  expires    in  2004.

PENSION BENEFITS NSP has two noncontributory, defined benefit pension plans that cover almost all utility employees. Benefits are based on a combination of years of service, the employee's highest average pay and Social Security benefits.

NSP's policy is to fully fund into an external trust the actuarially determined pension costs recognized for ratemaking and financial reporting purposes, subject to the limitations of applicable employee benefit and tax laws. Plan assets principally consist of the common stock of public companies, corporate bonds and U.S. government securities.

Effective  Jan.  1,  1998,  NSP made two changes to its method of accounting for
pension  costs.    First,  actuarial gains and losses are now amortized over the longest  period  allowed  to  reduce the volatility of accrued pension costs and second,  pension  assets  are  now  allocated  based  on  subsidiaries'  benefit
obligations,  to  better  match  earnings  on  total  plan  assets  with     the
corresponding  subsidiary  benefit  obligations. The net effect of these changes was  an increase in periodic pension costs (represented by a decrease in pension accrual  credits)  of  $1.4 million in 1998, all related to periods prior to the change.  The cumulative effects of these changes are not separately presented on the  face  of  the  statements  of  income because the impact is immaterial.



COMPONENTS  OF  NET  PERIODIC  BENEFIT  COST

(THOUSANDS  OF  DOLLARS)                    1999        1998        1997
------------------------                    ----        ----        ----
Service  cost                              $4 280      $3 444      $3 062
Interest  cost                             10 494       9 400       8 926
Expected  return  on  plan  assets        (17 948)    (15 477)    (13 725)
Amortization  of  transition asset            (10)        (10)        (10)
Amortization  of  prior  service  cost      2 607         660         133
Recognized  actuarial  gain                (2 783)     (1 371)     (4 156)

Net periodic benefit cost under SFAS 87   $(3 360)    $(3 354)    $(5 770)

RECONCILIATION  OF  FUNDED  STATUS      TOTAL NSP PLAN     NSP-WISCONSIN PORTION


(THOUSANDS  OF  DOLLARS)                    1999            1998          1999          1998

Benefit obligation at January 1        $ 1 143 464     $ 1 048 251    $ 136 264    $ 128 222
Service  cost                               36 421          31 643        4 280        3 444
Interest  cost                              86 429          78 839       10 494        9 400
Plan  amendments                           184 255         102 315       26 003        9 625
Actuarial  (gain)  loss                   (105 634)        (41 635)     (12 073)      (3 846)
Benefit  payments                          (97 086)        (75 949)     (13 065)     (10 581)

Benefit  obligation at December 31     $ 1 247 849     $ 1 143 464    $ 151 903    $ 136 264

Fair value of plan assets at January 1 $ 2 221 819     $ 1 978 538    $ 264 769    $ 234 304
Actual  return  on  plan  assets           293 904         319 230       42 721       41 046
Benefit  payments                          (97 086)        (75 949)     (13 065)     (10 581)

Fair value of plan assets at
  December 31                          $ 2 418 637     $ 2 221 819    $ 294 425    $ 264 769

Funded status at December 31 - excess
  of assets over obligations           $ 1 170 788     $ 1 078 355    $ 142 522    $ 128 505
Unrecognized  transition  asset               (311)           (387)         (37)         (47)
Unrecognized  prior  service  cost         277 350         114 305       34 697       11 301
Unrecognized  net  gain                 (1 381 889)     (1 167 340)    (164 267)    (130 204)

Net amount recognized-prepaid
  benefit asset                         $   65 938      $   24 933     $ 12 915    $   9 555

WEIGHTED AVERAGE ASSUMPTIONS USED IN PENSION BENEFIT CALCULATIONS WERE:

							      1999                      1998

Discount  rate  at  end  of  year                             7.5%                      6.5%
Expected  return  on plan assets for year - before tax        8.5%                      8.5%
Rate  of future compensation increase per year                4.5%                      4.5%


The prepaid pension asset for NSP-Wisconsin is included in "Other Assets" on the Balance Sheet as a long-term prepayment.

POSTRETIREMENT HEALTH CARE NSP has a contributory health and welfare benefit plan that provides health care and death benefits to almost all NSP retirees. The plan was terminated for nonbargaining employees retiring after 1998 and for bargaining employees after 1999. For covered retirees, the plan enables NSP and such retirees to share the costs of retiree health care. NSP nonbargaining retirees pay 40 percent of total health care costs. Cost-sharing for bargaining employees is governed by the terms of NSP's collective bargaining agreement.

In conjunction with the 1993 adoption of SFAS No. 106-Employers' Accounting for Postretirement Benefits Other Than Pensions, NSP elected to amortize the unrecognized accumulated postretirement benefit obligation (APBO) on a straight-line basis over 20 years.

Regulators for almost all of NSP's retail and wholesale customers have allowed full rate recovery of increased benefit costs under SFAS No. 106. Wisconsin retail regulators require external funding to the extent it is tax advantaged. Such funding began in 1993. For wholesale ratemaking, the FERC requires external funding for all benefits paid and accrued under SFAS No. 106. Plan assets held in external funding trusts principally consist of investments in equity mutual funds and cash equivalents.

COMPONENTS  OF  NET  PERIODIC  BENEFIT  COST

(THOUSANDS  OF  DOLLARS)                        1999         1998          1997

Service  cost                                $    27      $   431       $   644
Interest  cost                                 1 558        2 509         2 694
Expected  return  on  plan  assets              (920)        (844)         (663)
Amortization  of  transition  obligation         332        1 239         1 474
Recognized  actuarial  loss                       56

Net  periodic benefit cost under SFAS 106    $ 1 053     $ 3 335        $ 4 149

RECONCILIATION  OF  FUNDED  STATUS
TOTAL  NSP  PLAN                                        NSP-WISCONSIN  PORTION

(THOUSANDS  OF  DOLLARS)                       1999          1998     1999     1998

Benefit  obligation  at  January  1         $ 219 762     $ 279 230     $ 36 092    $ 40 062
Service  cost                                     196         3 247           27         431
Interest  cost                                  9 184        15 896        1 558       2 509
Plan  amendments                              (80 840)      (51 456)     (13 264)     (4 697)
Actuarial  (gain)  loss                         8 269        (9 732)       2 349         336
Benefit  payments                             (16 637)      (17 423)      (1 892)     (2 549)

Benefit obligation at December 31           $ 139 934     $ 219 762     $ 24 870    $ 36 092

Fair  value  of plan assets at January 1     $ 34 514      $ 19 783     $ 12 127    $ 10 553
Actual  return  on  plan  assets                3 982         2 471        1 644       1 386
Employer  contributions                        13 339        29 683        1 811       2 737
Benefit  payments                             (16 637)      (17 423)      (1 892)     (2 549)

Fair  value of plan assets at December 31    $ 35 198      $ 34 514     $ 13 690    $ 12 127

Funded  status  at  December  31  -
     unfunded  obligation                   $ 104 736     $ 185 248     $ 11 180    $ 23 965
Unrecognized  transition  obligation          (22 073)     (104 482)      (2 580)    (16 176)
Unrecognized  prior service cost                2 926         2 399
Unrecognized  net  loss                       (10 580)       (3 790)      (4 433)     (2 865)

Net amount recognized - accrued liability    $ 75 009     $  79 375     $  4 167    $  4 924


WEIGHTED  AVERAGE  ASSUMPTIONS USED IN POSTRETIREMENT BENEFIT CALCULATIONS WERE:

							      1999                     1998
Discount  rate  at  end  of  year                             7.5%                     6.5%
Expected return on plan assets for
  year - before tax                                           8.0%                     8.0%
Rate of future health care cost increase
  per year:
  Next succeeding year-age 65 and older                       6.1%                     6.1%
  Next succeeding year-under age 65                           8.1%                     8.1%
  Final  rate  of  increase  in  2004                         5.5%                     5.0%

Effect of changes in the assumed health care cost trend rate for each year on NSP-Wisconsin's portion:

1% increase in APBO components at December 31, 1999       $ 2 166
1% decrease in APBO components at December 31, 1999        (1 878)
1% increase in service and interest costs components
  of  the  net  periodic  cost                                126
1% decrease in service and interest costs components
  of  the  net  periodic  cost                               (109)


The accrued postretirement liability for NSP-Wisconsin is included in "Other Liabilities" on the Balance Sheet as a benefit obligation.

401(K) NSP has a contributory, defined contribution Retirement Savings Plan, which complies with section 401(k) of the Internal Revenue Code and covers substantially all utility employees. NSP matches specified amounts of employee contributions to the plan. NSP-Wisconsin's matching contributions were: $0.8 million in 1999, $0.6 million in 1998 and $0.5 million in 1997.

6.          Parent  Company  and  Intercompany  Agreements

NSP-Wisconsin and NSP-Minnesota share the electric production and transmission costs of the NSP System. A FERC approved agreement (the Interchange Agreement) between NSP-Wisconsin and NSP-Minnesota provides for the sharing of all costs of electric generation and transmission facilities of the NSP System, including capital costs. Billings under the Interchange Agreement and an intercompany gas agreement which are included in the statement of income are as follows:

					      Year  Ended  December  31

					    1999          1998          1997

     (Thousands  of  dollars)
     Operating  revenues:
     Electric                             $74 214       $73 674       $71 262
     Gas                                       $0           $45           $45
     Operating  expenses:
     Purchased  and  interchange  power  $192 541      $190 019      $179 708
     Gas  purchased  for  resale             $192          $213          $231
     Other  operation                     $18 212       $15 066       $11 972

7.          Regulatory  Assets  and  Liabilities

The following summarizes the individual components of unamortized regulatory assets and liabilities shown on the Balance Sheet at December 31:

(Thousands  of  dollars)                          Amortization  Period       1999        1998

AFC  recorded  in plant on a net-of-tax basis     Plant Lives<F1>        $  9 726    $  9 795
Losses  on  reacquired  debt                      Term of Related Debt     11 248      11 887
Conservation  and  energy  management programs    3 years<F1>               5 254       7 032
Environmental  costs                              As allowed in rates      11 161      10 369
Pensions  and  other                              Mainly  10  years         1 863       3 384

Total  Regulatory  Assets                                                $ 39 252    $ 42 467

Excess deferred income taxes collected from customers                    $  6 390    $  4 334
Investment  tax  credit  deferrals                                         11 583      12 132
Other                                                                       3 753       5 481

Total  Regulatory  Liabilities                                           $ 21 726    $ 21 947

<F1>  Earns  a  return  on  investment  in  the  ratemaking  process.

8.          Commitments  and  Contingent  Liabilities

COMMITMENTS   NSP-Wisconsin presently estimates capital expenditures will be $89 million  in  2000  and  $389  million  for  2000-2004.

Rentals under operating leases were approximately $3.1 million in 1999 and 1998, and $3.3 million in 1997. Future commitments under these leases generally decline from current levels.

PURCHASED GAS CONTRACTS NSP-Wisconsin has contracts for the purchase and delivery of a significant portion of its natural gas requirements. These contracts, which expire in various years between 2000 and 2010, require minimum contractual purchases and deliveries of natural gas. In total, NSP-Wisconsin is committed to the minimum purchase of approximately $93 million of natural gas and related transportation, or to make payments in lieu thereof, under these contracts. In addition, NSP-Wisconsin is required to pay additional amounts depending on actual quantities shipped under these agreements. NSP-Wisconsin has been very active in developing a mix of gas supply, transportation and storage contracts designed to meet its needs for retail gas sales. The contracts are with several suppliers and for various periods of time. Because NSP-Wisconsin has other sources of natural gas available and suppliers are expected to continue to provide reliable natural gas supplies, risk of loss from non-performance under these contracts is not considered significant. In addition, NSP-Wisconsin's risk of loss (in the form of increased costs) from market price changes in natural gas is mitigated through the cost-of-gas adjustment provision of the ratemaking process, which provides for recovery of prudently incurred natural gas costs.

NUCLEAR CONTINGENCIES Although NSP-Wisconsin does not own a nuclear facility, any assessment made against NSP-Minnesota and under the Price-Anderson liability provisions of the Atomic Energy Act of 1954 would be a cost included under the Interchange Agreement (see Note 6) and NSP-Wisconsin would be charged its proportion of the assessment. NSP's public liability for claims resulting from any nuclear incident is limited to $9.5 billion under the 1988 Price-Anderson amendment to the Atomic Energy Act of 1954. NSP has secured $200 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $9.3 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear accident. NSP is subject to assessments of up to $88 million for each of its three licensed reactors to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $10 million per reactor during any one year.

NSP purchases insurance for property damage and site decontamination cleanup costs from Nuclear Electric Insurance Limited (NEIL). The coverage limits are $1.5 billion for each of NSP's two nuclear plant sites.

NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units. Premiums billed to NSP from NEIL are expensed over the policy term. All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that NSP would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. However, in each calendar year, NSP could be subject to maximum assessments of approximately $4 million for business interruption insurance and $15 million for property damage insurance if losses exceed accumulated reserve funds.

ENVIRONMENTAL CONTINGENCIES NSP-Wisconsin may be involved in the cleanup and remediation at seven former disposal or manufactured gas plant sites. One site is a facility formerly used by a vendor to sort and store transformers that were disposed of by NSP and others. There are two projects to remove fuel tanks that are no longer used. The other four sites are at locations of former manufactured gas plants at Ashland, LaCrosse, Eau Claire and Chippewa Falls, Wis. NSP-Wisconsin is conducting supplemental investigations of the LaCrosse, Eau Claire, and Chippewa Falls sites as a result of ongoing monitoring and revisions to Wisconsin's groundwater standards. These sites were previously remediated in the 1980's based on the regulatory standards in place at that time. The Ashland site is described below. The ultimate cleanup and remediation costs at the LaCrosse, Eau Claire and Chippewa Falls sites are not known at this time, but are expected to be immaterial.

NSP-Wisconsin had been named as one of three potentially responsible parties in connection with environmental contamination at a site in Ashland, Wis. As discussed below, the United States Environmental Protection Agency (EPA) and the Wisconsin Department of Natural Resources (WDNR) continue to evaluate proposed methods of remediating the contamination.

Until the EPA and the WDNR select a remediation strategy for all operable units at the site and determine the level of responsibility of each potentially responsible party, NSP is not able to accurately estimate its share of the ultimate cost of remediating the Ashland site. NSP now anticipates a decision from the WDNR and the EPA in the second or third quarter of 2000. In the interim, NSP-Wisconsin has recorded a liability for an estimate of its share of the cost of remediating the Ashland site based on information available to date. NSP-Wisconsin has deferred as a regulatory asset the remediation costs accrued for the Ashland site because management expects that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers. The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site, and has authorized recovery of similar remediation costs for other utilities.

The EPA has accepted a petition from a local environmental group to conduct a preliminary assessment of the Ashland site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). A preliminary assessment
(PA) is a limited scope investigation to evaluate the potential for hazardous substance releases from a site and also to determine if the site is likely to score at a high enough level to be considered for inclusion on the National Priorities List. The PA was performed in the third and fourth quarters of 1999 and the results indicated a score sufficiently high enough to proceed to the next formal step of EPA scoring under the Hazardous Ranking System (HRS) under CERCLA. The HRS scoring process being performed by the EPA is now underway. NSP-Wisconsin anticipates that the WDNR will still act as lead agency on the site. The PA and HRS scoring process will result in a delay in the selection of a remedial strategy for the site until the second or third quarter of 2000. NSP has proposed, and the EPA and WDNR have conceptually approved, an interim action (a groundwater treatment system) for one operable unit at the site for which NSP-Wisconsin has accepted responsibility. This interim action is expected to be operational by the spring of 2000 at a capital cost of approximately $350,000 and is designed to be a first step in remediating one portion of the site. NSP-Wisconsin continues to work with the DNR to access state and federal funds to apply to ultimate remediation of the entire site. NSP-Wisconsin asserts that an "orphan share" component exists in which prior activities at the site, conducted by at least one other party which is no longer in existence, has contributed contamination to the site. The Company is working with outside consultants including the Institute of Gas Technology to quantitatively demonstrate that contamination exists at the site which is unrelated to MGP processes in order to facilitate accessing state and federal funding. It is probable that even with outside funding final remedial costs to be borne by NSP-Wisconsin will be material.

The WDNR and NSP-Wisconsin have each developed several estimates of the ultimate cost to remediate the Ashland site. The estimates vary significantly, between $4 million and $93 million, because different methods of remediation and different results are assumed in each. The EPA and WDNR are expected to select the method of remediation to use at the site during 2000, after which a more accurate estimate of the cost can be developed. NSP-Wisconsin has already recorded a liability for the portion of the Ashland site that it owns, estimated using reasonably effective remedial methods.

NSP-Wisconsin   was   also   investigating   its   responsibility  to  remediate
contamination found at a former landfill site in Amery, Wis. NSP-Wisconsin reached a settlement with the owner of the landfill during the second quarter of 1999 which released NSP-Wisconsin from liability.

In October 1998 the EPA published nitrogen oxide (NOx) emission regulations affecting 22 states, including Wisconsin. The goal of the new regulations is to reduce NOx emissions by 85 percent by May 1, 2003. Two of NSP-Wisconsin's boilers and eight of its combustion turbines could have been affected by this action. If the existing boilers and combustion turbines were made compliant using retrofit technology to control NOx emissions, it could have cost NSP-Wisconsin up to $62.3 million for capital improvements and add $13.6 million each year to operation and maintenance expenses. This is the estimated cost of the most expensive alternative to achieve compliance, which was not necessarily the compliance alternative of choice. If the rules had been finalized in their most stringent form, other alternatives for these older units may be deemed more cost effective than retrofitting.

NSP-Wisconsin joined with two other Wisconsin-based utilities as well as the Wisconsin Paper Council and Wisconsin Manufacturers and Commerce industrial organizations to request a judicial review of the EPA's final NOx rules. NSP-Wisconsin believed that the EPA improperly included Wisconsin in the scope of the regulatory action and it improperly calculated potential emissions of
NOx,    reducing  the  allowable  emission  limits  for  the  state.

In 1999 the EPA was ordered by a federal appeals panel (7th Circuit) to suspend implementation of the NOx rules pending further action on a lawsuit brought by another trade group. Subsequently, the 7th Circuit action commenced by NSP-Wisconsin and other parties was transferred to the DC Circuit and consolidated with a similar action pending in the DC Circuit. In March 2000 the Court ruled that the EPA unlawfully included Wisconsin in the scope of the NOx rules. That decision releases NSP-Wisconsin from the new NOx rules.

LEGAL CLAIMS In the normal course of business, various lawsuits and claims have arisen against NSP-Wisconsin. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

9.          Segment  Information

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

BUSINESS  SEGMENTS

1999                                          Electric            Gas         Consolidated
(Thousands  of  dollars)                       Utility          Utility           Total

Operating revenues from external customers   $411 391          $79 500          $490 891
Intersegment  revenues                            141            2 874             3 015

TOTAL  REVENUES                              $411 532          $82 375          $493 907

Depreciation  and  amortization               $35 964           $6 153           $42 117
Interest  income                                  138                0               138
Interest  expense                              16 904            1 626            18 530
Income  tax  expense                           22 733            2 569            25 302
Equity  in  earnings  of
  unconsolidated  affiliates                      447                0               447

SEGMENT  NET  INCOME                           32 959            3 408            36 366


1998                                          Electric            Gas        Consolidated
(Thousands  of  dollars)                       Utility          Utility          Total

Operating revenues from external customers   $398 330          $74 274          $472 604
Intersegment  revenues                            167            4 571             4 738

TOTAL  REVENUES                              $398 497          $78 845          $477 342

Depreciation  and  amortization               $33 463           $5 672           $39 135
Interest  income                                  233                0               233
Interest  expense                              17 089            1 590            18 679
Income  tax  expense                           18 868            1 600            20 468
Equity  in  earnings  of
     unconsolidated  affiliates                   969                0               969

SEGMENT  NET  INCOME                           30 094            2 101            32 195


1997                                          Electric            Gas        Consolidated
(Thousands  of  dollars)                       Utility          Utility         Total

Operating revenues from external customers   $382 682          $87 572          $470 254
Intersegment  revenues                            177            2 218             2 395

TOTAL  REVENUES                              $382 859          $89 790          $472 649

Depreciation  and  amortization               $32 510           $5 305           $37 815
Interest  income                                  422                0               422
Interest  expense                              16 190            1 492            17 682
Income  tax  expense                           19 958            3 352            23 310
Equity  in  earnings  of
     unconsolidated  affiliates                   605                0               605

SEGMENT  NET  INCOME                           33 076            4 341            37 417


The Consolidated Total amounts for income and expense items represent the sum of utility operating and nonoperating amounts. The depreciation and amortization amounts in the Statements of Cash Flows are different than reported in the Consolidated Total column due to the classification of certain depreciation and amortization amounts as other expense items in the Statements of Income. All operating revenues from external customers are from, and long-lived assets are located in, the United States.

10.          Summarized  Quarterly  Financial  Data  (Unaudited)

	  Quarter  Ended
	  --------------
				March  31,    June  30,   Sept. 30,      Dec. 31,
				   1999         1999         1999         1999

     (Thousands  of  dollars)
     Operating  revenues          $137 576     $108 464     $117 978     $129 889
     Operating  income            $ 18 343     $  8 145     $ 11 152     $ 16 707
     Net  income                  $ 13 727     $  3 777     $  6 864     $ 11 998

	  Quarter  Ended
	  --------------
				March  31,    June  30,   Sept. 30,      Dec. 31,
				   1998         1998         1998         1998

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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     --------------------------------------

During 1999 there were no disagreements with NSP-Wisconsin's independent certified public accountants on accounting procedures or accounting and financial disclosures.

PART  III

Part III of Form 10-K has been omitted from this report in accordance with conditions set forth in general instructions I (1) (a) and (b) of Form 10-K for wholly-owned subsidiaries.

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF    THE  REGISTRANT
-----------------------------------------------------------------------


ITEM  11  -  EXECUTIVE  COMPENSATION
------------------------------------


ITEM  12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT
----------------------------------------------------------------------------


ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------------------------------------------------------------

PART  IV
ITEM  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES
     AND  REPORTS  ON  FORM  8-K
     ---------------------------

(a)          1.          Financial  Statements                          Page
			 ---------------------                          ----
	  Included  in  Part  II  of  this  report:

	  Report  of  Independent  Accountants  for  the  years  ended
	  December  31,  1999,  1998,  and  1997.                        24

	  Statements  of  Income  and  Retained  Earnings  for
	  the  three  years  ended  December  31,  1999.                 25

	  Statements  of  Cash  Flows  for  the  three
	  years  ended  December  31,  1999.                             26

	  Balance  Sheets,  December  31,  1999  and  1998.              27

	  Notes  to  Financial  Statements.                              29

     2.          Financial  Statement  Schedules
		 -------------------------------

	  Schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes.

     3.          Exhibits
		 --------

	  *  indicates  incorporation  by  reference

     3.01* Restated Articles of Incorporation as of December 23, 1987. (Filed as Exhibit 3.01 to Form 10-K Report 10-3140 for the year
		1987)

     3.02       Copy of the By-Laws of NSP-Wisconsin as amended February 2, 2000

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

     23.01 Consent of Independent Accountants - PricewaterhouseCoopers LLP, Minneapolis, Minn.

     27.01      Financial  Data  Schedule

     99.01      Statement pursuant to  Private Securities Litigation Reform Act
			of 1995.

(b)      Reports on Form 8-K - The following report on Form 8-K was filed either
	 -------------------
during the three months ended December 31, 1999, or between December 31, 1999 and the date of this report.

     None

SIGNATURES


Pursuant    to   the   requirements   of  Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto authorized.

				       NORTHERN  STATES  POWER  COMPANY
				       --------------------------------

March  14,  2000                       /s/
				       ---
				       Jerome  L.  Larsen
				       President  and  Chief  Executive  Officer

Pursuant   to   the  requirements  of  the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/                                             /s/
---                                             ---
Jerome  L.  Larsen                              Loren  L.  Taylor
President and  Chief Executive Officer          Director
(Principal  Executive  Officer)


/s/                                             /s/
---                                             ---
Roger  D.  Sandeen                              P.  M.  Gelatt
Vice  President, Treasurer and Controller       Director
(Principal Financial and Accounting Officer)


/s/                                             /s/
---                                             ---
Ray  A.  Larson,  Jr.                           Larry  G.  Schnack
Director                                        Director