Form 10-Q
period 2000-03-31
NORTHERN STATES POWER CO /WI/
filed 2000-05-12
CIK 72909

United  States
		    SECURITIES  AND  EXCHANGE  COMMISSION
			  Washington,  D.C.    20549

				 Form  10-Q
(Mark  one)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934


--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2000                Commission File Number   10-3140
		  --------------                                         -------

NORTHERN STATES POWER COMPANY, A WISCONSIN CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) AND (2) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

			Northern  States  Power Company
--------------------------------------------------------------------------------
	(Exact  name  of  registrant  as  specified  in  its  charter)

       Wisconsin                                       39-0508315
--------------------------------------------------------------------------------
(State  or  other  jurisdiction  of        (I.R.S. Employer Identification  No.)
incorporation  or  organization)

1414  W.  Hamilton  Ave,  Eau  Claire,  Wisconsin            54701
--------------------------------------------------------------------------------
(Address of principal executive officers)                 (Zip Code)

Registrant's  telephone  number,  including  area  code      (715)  839-2621
							------------------------

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

	       Class                                 Outstanding at May 12, 2000
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

			 PART 1.  FINANCIAL INFORMATION
			 ------------------------------

ITEM  1.    FINANCIAL  STATEMENTS
---------------------------------


		    NORTHERN STATES POWER COMPANY (WISCONSIN)
			STATEMENTS OF INCOME (UNAUDITED)
			--------------------------------

						Three Months Ended
						     March 31

					       2000              1999
					       ----              ----
					       (Thousands of dollars)
OPERATING  REVENUES
Electric                                     $105,893          $102,640
Gas                                            38,561            34,936
					     --------          --------
  Total                                       144,454           137,576

OPERATING  EXPENSES
Purchased and interchange power                51,131            46,844
Fuel for electric generation                    1,645             1,719
Gas purchased for resale                       26,858            23,852
Other operation                                13,571            12,654
Maintenance                                     4,308             4,365
Administrative and general                      4,697             5,039
Conservation and demand side management         1,931             1,280
Depreciation and amortization                  10,522            10,307
Taxes: Property and general                     3,972             3,735
       Current income tax                       8,621             9,497
       Deferred income tax                        169               151
       Investment tax credits recognized         (207)             (210)
					      -------           -------
  Total                                       127,218           119,233
					      -------           -------
OPERATING INCOME                               17,236            18,343

OTHER  INCOME  (EXPENSE)
Other income and deductions -
  net of applicable income taxes                  148                 2
Allowance for funds used during
  construction - equity                            75                42
						  ---                --
  Total other income (expense) net                223                44

INCOME BEFORE INTEREST CHARGES                 17,459            18,387

INTEREST  CHARGES
Interest on long-term debt                      4,046             4,046
Other interest and amortization                 1,191               770
Allowance for funds used during
  construction - debt                            (529)             (156)
						-----             -----
  Total interest charges                        4,708             4,660
						-----             -----
NET INCOME                                    $12,751           $13,727
					      =======           =======

		  STATEMENTS OF RETAINED EARNINGS (UNAUDITED)
		  --------------------------------------------

Balance at beginning of period               $260,259          $250,890

Net income for period                          12,751            13,727

Dividends paid to parent                       (6,749)           (6,749)
					     --------          --------
Balance at end of period                     $266,261          $257,868
					     ========          ========

The Notes to Financial Statements are an integral part of the Statements of
			 Income and Retained Earnings.

		   NORTHERN STATES POWER COMPANY (WISCONSIN)
		      STATEMENTS OF CASH FLOWS (UNAUDITED)
		      -------------------------------------

							 Three Months Ended
							      March 31
							  -----------------
							  2000         1999
							  ----         ----
						      (Thousands of dollars)
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

Net Income                                               $12,751     $13,727

Adjustments  to  reconcile  net  income  to  cash from operating activities:

 Depreciation and amortization                            10,760      10,535
 Deferred income taxes                                       164         147
 Deferred investment tax credits recognized                 (207)       (210)
 Allowance for funds used during construction - equity       (75)        (42)
Cash provided by changes in working capital               13,691      19,043
Cash used for changes in other assets and liabilities     (1,049)       (415)
							  ------      ------
Net cash provided by operating activities                 36,035      42,785
							  ------      ------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

Capital expenditures                                     (22,277)    (11,887)
Decrease in construction payables                         (3,772)     (1,154)
Allowance for funds used during construction - equity         75          42
Other                                                         42         103
							 -------     -------
Net cash used for investing activities                   (25,932)    (12,896)
							 -------     -------


CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
Repayment of notes payable to parent - net                (3,100)    (21,900)
Dividends paid to parent                                  (6,749)     (6,749)
							  ------     -------
Net cash used for financing activities                    (9,849)    (28,649)
							  ------     -------

Net increase in cash and cash equivalents                    254       1,240

Cash and cash equivalents at beginning of period              51          51
							    ----        ----

Cash and cash equivalents at end of period                  $305      $1,291
							    ====      ======

The Notes to Financial Statements are an integral part of the Statements of Cash
				 Flows.

		   NORTHERN STATES POWER COMPANY (WISCONSIN)
			   BALANCE SHEETS (UNAUDITED)
			   ---------------------------

							       March 31, December 31,
								 2000        1999
								 ----        ----
		     ASSETS                                   (Thousands of dollars)
UTILITY  PLANT

Electric                                                      $1,049,335  $1,034,315
Gas                                                              118,889     118,279
Other                                                             91,384      87,726
							       ---------   ---------
Total                                                          1,259,608   1,240,320
Accumulated provision for depreciation                          (495,115)   (487,549)
							       ---------   ---------
Net utility plant                                                764,493     752,771

CURRENT  ASSETS

Cash                                                                 305          51
Accounts receivable - net                                         36,107      37,320
Unbilled utility revenues                                         18,070      21,768
Fuel inventories - at average cost                                 4,916       7,465
Other materials and supplies inventories - at average cost         6,984       7,068
Prepayments and other                                              9,231      13,076
								  ------      ------
Total current assets                                              75,613      86,748

OTHER  ASSETS

Regulatory assets                                                 37,879      39,252
Other investments                                                  9,367       9,295
Nonutility property - net of accumulated depreciation              2,768       2,768
Unamortized debt expense                                           1,551       1,575
Long-term prepayments and deferred charges                        16,176      14,694
								  ------      ------
Total other assets                                                67,741      67,584
								  ------      ------
TOTAL ASSETS                                                    $907,847    $907,103
								========    ========

			     LIABILITIES AND EQUITY
CAPITALIZATION

Common stock-authorized 1,000,000 shares of $100 par value,
  issued shares: 2000 and 1999, 862,000                          $86,200    $86,200
Premium on common stock                                           10,541     10,541
Retained earnings                                                266,261    260,259
								 -------    -------
Total common stock equity                                        363,002    357,000

Long-term debt                                                   231,972    231,950
								 -------    -------
Total capitalization                                             594,974    588,950

CURRENT  LIABILITIES

Notes payable - parent company                                    77,700     80,800
Accounts payable                                                  13,459     18,570
Payable to affiliate companies (principally parent)               15,297     21,404
Salaries, wages, and vacation pay accrued                          4,732      5,656
Taxes accrued                                                      7,645        829
Interest accrued                                                   4,399      4,330
Other                                                              9,553      5,950
								  ------     ------
Total current liabilities                                        132,785    137,539

OTHER  LIABILITIES

Accumulated deferred income taxes                                112,193    111,772
Accumulated deferred investment tax credits                       17,073     17,281
Regulatory liabilities                                            20,894     21,726
Customer advances                                                 11,812     11,398
Benefit obligations and other                                     18,116     18,437
								 -------    -------
Total other liabilities                                          180,088    180,614
								 -------    -------
COMMITMENTS  AND  CONTINGENT  LIABILITIES  (SEE  NOTE  3)

TOTAL LIABILITIES AND EQUITY                                    $907,847   $907,103
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

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of NSP-Wisconsin as of March 31, 2000 and Dec. 31, 1999, the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999. Due to the seasonality of NSP-Wisconsin's electric and gas sales, operating results on a quarterly and year-to-date basis are not necessarily an appropriate base from which to project annual results.

     The accounting policies followed by NSP-Wisconsin are set forth in Note 1 to NSP-Wisconsin's financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 1999 (1999 Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1. BUSINESS  DEVELOPMENTS
-------------------------

     PROPOSED  MERGER  -  On  March  24, 1999 NSP and New Century Energies, Inc.
(NCE), a utility based in Denver, Colo., agreed to merge. It is expected that NSP-Wisconsin will continue to exist as an operating subsidiary of the merged company.

     COMMON STOCK EQUITY - In March 2000, NSP-Wisconsin filed an application with the Public Service Commission of Wisconsin (PSCW) to sell up to $30 million of its common stock to its parent company, NSP-Minnesota. The PSCW issued an order authorizing the sale on April 25. The number of shares to be issued will be determined based on NSP-Wisconsin's book value on or around the issue date. NSP-Wisconsin plans to issue the shares on May 15, 2000. The proceeds will be used primarily to reduce short-term debt levels.

     NEW CUSTOMER - In 2000, NSP-Wisconsin was selected to supply electricity and operate the distribution system at Fort McCoy, a regional Army training center near Sparta, Wis. In May 1997 NSP-Wisconsin was selected to operate the natural gas system at Fort McCoy. Fort McCoy is a training center for more than 120,000 reserve and active military personnel. There are more than 1,000 buildings on 60,000 acres.

     WHEATON PLANT CONVERSION - NSP-Wisconsin is converting units 1 and 3 of the Wheaton generating plant to operate on both oil and natural gas. Previously the units operated on oil exclusively. Two other units at Wheaton were converted in 1997. The conversions were prompted by an opportunity to decrease the cost of producing electricity and reduce plant emissions.

2. REGULATION  AND  RATE  MATTERS
---------------------------------

     ELECTRIC TRANSMISSION In April 1998, Wisconsin state legislators enacted a law which includes provisions that require the PSCW to order a public utility that owns transmission facilities in Wisconsin to transfer control of its transmission facilities to an ISO (an independent nonprofit organization which will operate, but not own, an electric transmission system) or divest its interest in its transmission facilities to an Independent Transmission Company or ITC (an independent organization that would own and operate an electric transmission system) if the public utility has not already transferred control to an ISO or divested to an ITC by June 30, 2000. NSP joined the Midwest ISO
(MISO) in late 1999 and filed for PSCW and FERC approval in March 2000. It is expected that, during 2000, the PSCW will approve NSP-Wisconsin's request to transfer operating control of its transmission system to the MISO and certify that joining the MISO meets the statutory requirement for a separate transmission operating structure.

     Also in support of a separate transmission operating structure, in March the PSCW held hearings in a proceeding aimed at developing a definition of transmission facilities. NSPW and numerous other Wisconsin utilities filed testimony supporting their positions. The PSCW is expected to issue an order by the end of June 2000.

     CONSTRUCTION  AUTHORIZATION -  In 1996, NSP and Dairyland Power Cooperative
(DPC) of LaCrosse, Wis. proposed building an electric transmission system between NSP-Minnesota's Chisago substation in eastern Minnesota and DPC's Apple River substation in northwestern Wisconsin in response to a need for additional reliability and capacity in both regions. During the second quarter of 1999, the PSCW granted permission to build the Wisconsin portion of the system. The City of St. Croix Falls. Wis. and the Concerned River Valley Citizens advocacy group (the "parties") filed lawsuits against the PSCW appealing the decision. Those cases are currently pending. Approval from the Minnesota Environmental Quality Board (MEQB) was delayed to address additional discovery by the parties. NSP and DPC agreed with the parties in early 2000 to enter into mediation. The mediation will be coordinated by a mediator from the Office of Adminstrative Hearings in Minneapolis, Minn. An agreement by the parties from this process could occur by the end of May 2000. The Wisconsin lawsuit is expected to be decided in July 2000. Should a mediated decision be agreed to by the parites, an alternative solution to the original filing would likely be pursued.

     TEMPORARY FUEL COST SURCHARGE - On Feb. 14, 2000, NSP-Wisconsin filed an application with the PSCW to increase electric rates for fuel costs. This application was subsequently updated with additional information on March 17, 2000. The increase is primarily the result of higher than forecast purchased power costs. The surcharge factor is expected to increase revenues by approximately $6.5 million in 2000 and represents an average increase for all customer classes of approximately 3 percent. The PSCW issued their order granting the surcharge on May 2, 2000. The surcharge factor is expected to be effective through Dec. 31, 2001.

      RELIABILITY 2000 - During the summer of 1999, Wisconsin state lawmakers passed "Reliability 2000" legislation which included steps necessary to further progress toward a restructured industry, including allowing retail customers to choose their electric supplier. One of the provisions of the legislation will increase the amount of money that must be collected from NSP-Wisconsin's customers to fund low-income assistance and conservation programs. In July 2000 NSP-Wisconsin will begin collecting a surcharge from its Wisconsin customers for the low-income assistance and conservation programs, which will be remitted to the State of Wisconsin.

3. COMMITMENTS  AND  CONTINGENT  LIABILITIES
--------------------------------------------

     LEGAL CONTINGENCIES - In the normal course of business, various lawsuits and claims have arisen against NSP. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition of these matters.

     ENVIRONMENTAL CONTINGENCIES - As discussed in Note 8 to the Financial Statements in the 1999 Form 10-K, NSP-Wisconsin had been named as one of three potentially responsible parties in connection with environmental contamination at a site in Ashland, Wis. As discussed below, the United States Environmental Protection Agency (EPA) and Wisconsin Department of Natural Resources (WDNR) continues to evaluate proposed methods of remediating the contamination.

     The Ashland site has been evaluated using the Hazardous Ranking System under the Comprehensive Environmental Response, Compensation and Liability Act. Preliminary results indicate that the Ashland site is likely to be named as a Superfund site. The EPA has requested that the Governor of Wisconsin concur with this assessment. Being named as a Superfund site will increase the administrative  and  transaction  costs  of  the  cleanup  project.

     The EPA and WDNR have approved NSP-Wisconsin's proposal for an interim groundwater treatment system for the portion of the Ashland site that NSP-Wisconsin owns. Bids for design and construction will now be solicited. The system is estimated to cost $350,000 and should be operational in 2000.

     In March 2000 NSP-Wisconsin received two formal data requests for its Wheaton and French Island generating facilities from the EPA under Section 114(a) of the Clean Air Act. For the Wheaton facility the data request focuses on fuel usage, operating hours, operating loads and stack test data for the time period Jan. 1, 1999 to present. It was during this time period that two units at Wheaton had failed stack tests for particulate matter and carbon monoxide (Unit # 2) and particulate matter (Unit #4) when firing oil at low load. The WDNR issued a Notice of Violation (NOV) letter to NSP-Wisconsin for each of these incidents. The two units were retested later in 1999 and found to be in compliance. The NOV's were formally closed out by DNR in early January 2000. Data requests of this type from the EPA under Section 114(a) of the Clean Air Act are sometimes used in anticipation of a potential enforcement action.

     The second EPA request involves French Island and whether its classification in the "small municipal waste combustor" category under Section 129 of the Clean Air Act is appropriate. This request was made as a result of an inquiry to the EPA brought by the Midwest Environmental Advocates, an environmental legal foundation recently formed in Madison, Wis. The EPA has already concluded, based on past data submissions that French Island should be classified as a "small combustor". NSP-Wisconsin has been asked to resubmit the operational and design data that was used for the original determination and additional information to confirm the classification.

     Both facility data responses were submitted to the EPA. These are the first
Section 114(a) requests NSP-Wisconsin has ever received. These types of data requests are increasing in frequency in Wisconsin as a result of the EPA's more aggressive enforcement policy.

4. SEGMENT  INFORMATION
-----------------------

     NSP-Wisconsin  has  two  reportable  segments:  Electric  Utility  and  Gas
Utility.    Segment information for the three-month periods ended March 31, 2000 and  1999  is  as  follows:

BUSINESS  SEGMENTS

			  Operating  Revenues
3  MOS.  ENDED  3/31/00      from External       Intersegment       Segment  Net
(Thousands  of  dollars)       Customers           Revenues         Income/(Loss)
---------------------------------------------------------------------------------
Electric Utility               $ 105,853           $      40          $   8,959
Gas Utility                       37,877                 684              3,792
			       ---------           ---------          ---------
Consolidated Total             $ 143,730           $     724          $  12,751

			  Operating  Revenues
3  MOS.  ENDED  3/31/99      from External       Intersegment       Segment  Net
(Thousands  of  dollars)       Customers           Revenues         Income/(Loss)
---------------------------------------------------------------------------------
Electric Utility               $ 102,610           $      30         $   10,264
Gas Utility                       34,051                 885              3,463
			       ---------           ---------         ----------
Consolidated Total             $ 136,661           $     915         $   13,727

ITEM  2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		  -------------------------------------------------
			 CONDITION AND RESULTS OF OPERATION
			 ----------------------------------

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

     Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

- general  economic  conditions, including their impact on capital expenditures;
- business  conditions  in  the  energy  industry;
- competitive  factors;
- unusual  weather;
- changes  in  federal  or  state  legislation;
- regulation;
- issues  relating  to  Year  2000  remediation  efforts;
- the items set forth below under "Factors Affecting Results of Operations";
- and the other risk factors listed from time to time by NSP in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 2000.

RESULTS  OF  OPERATIONS
-----------------------

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

FACTORS  AFFECTING  RESULTS  OF  OPERATIONS
-------------------------------------------

     In addition to items noted in the Notes to the Financial Statements of this report, the historical and future trends of NSP-Wisconsin's operating results are affected by the following factors:

     VARIATIONS IN WEATHER CONDITIONS - Both electric and gas sales levels are significantly affected by variations in weather conditions. NSP-Wisconsin estimates sales levels under normal weather conditions and analyzes the approximate effect of variations from historical average temperatures on actual sales levels. The estimated impact of weather on operating revenues in relation to sales under normal weather conditions is shown in the discussion of electric revenues and gas revenues.

     SALES GROWTH - The following table summarizes NSP-Wisconsin's growth in actual electric and gas sales and growth on a weather normalized (W/N) basis for the three-month period ended March 31, 2000, as compared with the three-month period ended March 31, 1999. NSP-Wisconsin's weather normalization process removes the estimated impact on sales of temperature variations from historical averages.

Percentage Sales Growth                               FIRST THREE MONTHS
							2000 VS. 1999
							-------------
						     ACTUAL          W/N
						     ------          ---
Electric  Residential                                  3.8 %         5.1 %
Electric  Industrial  and  Commercial                  4.9 %         5.3 %
Total  Electric  Retail                                4.5 %         5.2 %
Electric  Resale                                       1.3 %         1.9 %
						       -----         -----
   Total  Electric  Sales                              4.2 %         4.9 %
						       -----         -----
Gas  total  firm                                      (2.0)%         2.9 %
Gas  interruptible                                    24.9 %          N/A
Gas  for  generation                                 (71.5)%          N/A
						     -------         -----
   Total  Gas  Sales  and  Delivery                    1.4 %         4.8 %
						       -----         -----

     ACCOUNTING CHANGE - In June 1998, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation, and its effectiveness. NSP-Wisconsin plans to adopt this standard in 2001, as required. NSP-Wisconsin has not yet determined the potential impact of implementing this statement.

FIRST  THREE  MONTHS  2000  COMPARED  WITH  FIRST  THREE  MONTHS  1999
----------------------------------------------------------------------

     ELECTRIC REVENUES for the first three months of 2000 increased $3.3 million or 3.2 percent, compared with the first three months of 1999. The following table summarizes the change in electric revenues. Power supply and transmission revenue relates to interchange agreement revenues received from NSP-Minnesota and reflect a net decrease in NSP-Wisconsin's fuel and transmission expenses.

Electric Revenues                                      FIRST THREE MONTHS
(Millions of Dollars)                                    2000 VS. 1999
							 -------------
					       $  CHANGE          %  CHANGE
					       ---------          ---------

Sales growth (excluding weather impact)         $    4.4              5.2 %
Weather  impact                                     (0.8)            (0.9)%
						---------         ---------
   Total  electric  sales  revenue              $    3.6              4.3 %
Power  supply  revenue                              (0.9)            (8.1)%
Transmission  and  other  revenue                    0.6              7.3 %
						---------         ---------
    Total  Electric  Revenue  Increase          $    3.3              3.2 %
						=========         =========

     ELECTRIC  MARGIN   equals  electric  revenues  minus  production  expenses,
consisting  of purchased and interchange power and fuel for electric generation.

     Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. The table below summarizes the principal reasons for electric margin changes for the three months ended March 31, 1999 compared to the three months ended March 31, 2000.

Change in Electric Margin                             FIRST THREE MONTHS
(Millions of Dollars)                                   2000 VS. 1999
							-------------
							   $ CHANGE
							   --------

Sales growth (excluding weather impact)                      $ 3.3
Weather impact                                                (0.6)
Transmission and other revenues                               (0.3)
Purchased and Interchange Power                               (3.4)
							      -----
   Total Electric Margin Decrease                            $(1.0)
							     ======

     GAS  REVENUES  for  the first quarter 2000 increased  $3.6 million, or 10.4 percent, compared with the first quarter 1999. The following table summarizes the change in gas revenues. Changes in per unit gas costs are reflected in customer rates through the gas cost recovery mechanism.

Gas Revenues                                         FIRST THREE MONTHS
(Millions of Dollars)                                  2000 VS. 1999
						       -------------
						   $  CHANGE          %  CHANGE
						   ---------          ---------
Sales growth (excluding weather impact)               $  1.7              4.8 %
Weather  impact                                         (1.2)            (3.4)%
Gas  Cost  Recovery                                      3.1              9.0 %
							----             ------
   Total  Gas  Revenue  Increase                      $  3.6             10.4 %
						      ======             ======

     GAS  MARGIN  equals  gas  revenues  minus  the  cost  of  gas  sold.

     The cost of gas tends to vary with changing sales requirements and unit cost of gas purchased. However, due to the gas cost recovery mechanism, nearly all fluctuations in the cost of gas have no effect on gas margin. The table below summarizes the principal reasons for gas margin changes from March 31, 1999 to March 31, 2000.

Change in Gas Margin                                     FIRST THREE MONTHS
(Millions of Dollars)                                      2000 VS. 1999
							   -------------
							      $ CHANGE
							      --------

Sales growth (excluding weather impact)                          $ 0.4
Weather impact                                                    (0.5)
Timing of Gas Cost Recovery                                        0.7
								 -----
   Total Gas Margin Increase                                     $ 0.6
								 =====

     OTHER OPERATING, MAINTENANCE, CONSERVATION DEMAND SIDE MANAGEMENT (DSM), AND ADMINISTRATIVE AND GENERAL (A&G) expenses together increased $1.2 million, or 5.0 percent, in the first three months of 2000 compared to the same period in 1999. The increase is due primarily to increased employee benefits, higher authorized DSM, customer service expenses, and transmission expenses partially offset by lower amortization expenses for Network Transmission System deferrals, and liability accruals.

     DEPRECIATION AND AMORTIZATION expense increased $0.2 million, or 2.1 percent, in the first quarter of 2000 compared to 1999. The increase is due mainly to normal increases in plant in service partially offset by lower depreciation rates and lower depreciation from the change to the remaining life technique for the calculation of straight-line depreciation for production facilities. As discussed in the 1999 Form 10-K Rate Matters by Jurisdiction section, the new rates and new depreciation method authorized by the PSCW were effective Jan. 1, 2000.

------
Item  6.    Exhibits  and  Reports  on  Form  8-K
-------------------------------------------------

(A)   EXHIBITS

The  following  exhibits  are  filed  with  this  report:

      27.01  Financial Data Schedule for the three months ended March  31, 2000.
      99.01 Statement pursuant to Private Securities Litigation Reform Act of 1995.

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

				     NORTHERN STATES POWER COMPANY (WISCONSIN)
				     -----------------------------------------
				     (Registrant)


				      /s/
				     -----------------------------------------
				     Roger  D.  Sandeen
				     Vice President, Treasurer and  Controller
				     (Principal Financial and Accounting Officer)


Date:    May  12,  2000
	 --------------