Form 10-Q
period 2000-06-30
NORTHERN STATES POWER CO /WI/
filed 2000-08-10
CIK 72909

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

For Quarter Ended   June 30, 2000               Commission File Number   10-3140

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

                         Yes      X          No
                              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                               Outstanding at Aug. 10, 2000
     --------------------------                     ----------------------------
  Common  Stock,  $100  par  value                          933,000 Shares

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

                         PART 1.  FINANCIAL INFORMATION
                         ------------------------------

ITEM  1.    FINANCIAL  STATEMENTS
---------------------------------

                    NORTHERN STATES POWER COMPANY (WISCONSIN)
                        STATEMENTS OF INCOME (UNAUDITED)
                        --------------------------------

                                                        Three Months Ended    Six Months Ended
                                                              June 30             June 30

                                                          2000      1999       2000      1999
                                                          ----      ----       ----      ----

OPERATING  REVENUES
  Electric                                              $98,674    $97,163   $204,567  $199,804
  Gas                                                    14,827     11,301     53,388    46,238
                                                        -------    -------    -------   -------
    Total                                               113,501    108,464    257,955   246,042

OPERATING  EXPENSES
  Purchased and interchange power                        51,289     48,738    102,419    95,582
  Fuel for electric generation                            2,041      2,657      3,686     4,377
  Gas purchased for resale                               10,830      6,813     37,688    30,665
  Other operation                                        13,406     13,236     26,978    25,890
  Maintenance                                             5,768      6,441     10,076    10,806
  Administrative and general                              4,253      4,374      8,950     9,413
  Conservation and demand side management                 1,931      1,281      3,862     2,561
  Depreciation and amortization                           9,815     10,604     20,336    20,910
  Taxes: Property and general                             3,918      3,764      7,889     7,499
  Current income tax                                      1,818      2,520     10,439    12,017
  Deferred income tax                                       460        101        629       252
  Investment tax credits recognized                        (207)      (210)      (413)     (419)
                                                       --------   --------   -------- ---------
    Total                                               105,322    100,319    232,539   219,553
                                                       --------   --------   -------- ---------
    OPERATING INCOME                                      8,179      8,145     25,416    26,489

OTHER  INCOME  (EXPENSE)
 Allowance for funds used during construction-equity         78         59        153       100
 Other income and deductions-net of applicable
   income taxes                                             425         33        572        34
                                                           ----        ---       ----     -----
   Total other income (expense) net                         503         92        725       134
                                                           ----        ---       ----     -----
   INCOME BEFORE INTEREST CHARGES                         8,682      8,237     26,141    26,623

INTEREST  CHARGES
 Interest on long-term debt                               4,046      4,046      8,093     8,092
 Other interest and amortization                          1,166        628      2,356     1,398
 Allowance for funds used during construction - debt       (574)      (214)    (1,103)     (370)
                                                         ------     ------     ------    ------
   Total interest charges                                 4,638      4,460      9,346     9,120
                                                         ------     ------     ------    ------
   NET INCOME                                            $4,044     $3,777    $16,795   $17,503
                                                         =======    =======   ========  ========

                                                      STATEMENTS OF RETAINED EARNINGS (UNAUDITED)
                                                     --------------------------------------------

Balance at beginning of period                         $266,261   $257,868   $260,259  $250,890

Net income for period                                     4,044      3,777     16,795    17,503

Dividends paid to parent                                 (6,749)    (6,750)   (13,498)  (13,498)
                                                       ---------  ---------  --------- ---------
Balance at end of period                               $263,556   $254,895   $263,556  $254,895
                                                       =========  =========  ========= =========

The Notes to Financial Statements are an integral part of the Statements of Income and Retained Earnings.

                   NORTHERN STATES POWER COMPANY (WISCONSIN)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      -------------------------------------


                                                                          Six Months Ended
                                                                              June 30
                                                                              --------
                                                                         2000           1999
                                                                         ----           ----
                                                                       (Thousands of dollars)

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

Net Income                                                             $16,795         $17,503

Adjustments to reconcile net income to cash from operating activities:

Depreciation and amortization                                           20,813          21,368
Deferred income taxes                                                      620             245
Deferred investment tax credits recognized                                (413)           (419)
Allowance for funds used during construction - equity                     (153)           (100)
Cash provided by changes in working capital                             13,573          22,444
Cash used for changes in other assets and liabilities                     (761)           (215)
                                                                       -------         -------
  Net cash provided by operating activities                             50,474          60,826

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

Capital expenditures                                                   (47,281)        (32,171)
Decrease in construction payables                                       (3,711)           (314)
Allowance for funds used during construction - equity                      153             100
Other                                                                      462             658
                                                                       --------        --------
  Net cash used for investing activities                               (50,377)        (31,727)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

Repayment of notes payable to parent - net                             (16,500)        (15,500)
Issuance of Common Stock to parent                                      29,977               0
Dividends paid to parent                                               (13,498)        (13,498)
                                                                       --------        --------
  Net cash used for financing activities                                   (21)        (28,998)
                                                                      ---------       ---------
  Net increase in cash and cash equivalents                                 76             101

  Cash and cash equivalents at beginning of period                          51              51
                                                                           ----            ----
  Cash and cash equivalents at end of period                              $127            $152
                                                                          =====           =====

The Notes to Financial Statements are an integral part of the Statements of Cash Flows.

                   NORTHERN STATES POWER COMPANY (WISCONSIN)
                           BALANCE SHEETS (UNAUDITED)
                           ---------------------------

                                                           June 30,     December 31,
                                                             2000           1999
                                                             -----          -----
                     ASSETS                                (Thousands of dollars)
UTILITY  PLANT
  Electric                                                $1,068,531     $1,034,315
  Gas                                                        121,604        118,279
  Other                                                       92,449         87,726
                                                           ---------      ---------
    Total                                                  1,282,584      1,240,320

  Accumulated provision for depreciation                    (502,936)      (487,549)
                                                            ---------      ---------
    Net utility plant                                        779,648        752,771

CURRENT  ASSETS
  Cash                                                           127             51
  Accounts receivable - net                                   34,410         37,320
  Unbilled utility revenues                                   12,804         21,768
  Fuel inventories - at average cost.                          4,176          7,465
  Other materials and supplies inventories-at average cost     6,811          7,068
  Prepayments and other                                       13,235         13,076
                                                              ------         ------
    Total current assets                                      71,563         86,748

OTHER  ASSETS
  Regulatory assets                                           37,437         39,252
  Other investments                                            9,008          9,295
  Nonutility property - net of accumulated depreciation        2,768          2,768
  Unamortized debt expense                                     1,528          1,575
  Long-term prepayments and deferred charges                  16,629         14,694
                                                              ------         ------
    Total other assets                                        67,370         67,584
                                                            --------       --------
    TOTAL ASSETS                                            $918,581       $907,103


                             LIABILITIES AND EQUITY
CAPITALIZATION
  Common stock - authorized 1,000,000 shares of $100 par
    value, issued shares: 933,000 in 2000 and 862,000
    in 1999                                                  $93,300       $86,200
  Premium on common stock                                     33,417        10,541
  Retained earnings                                          263,556       260,259
                                                             -------       -------
    Total common stock equity                                390,273       357,000

  Long-term debt                                             231,994       231,950
                                                             -------       -------
    Total capitalization                                     622,267       588,950

CURRENT  LIABILITIES
  Notes payable - parent company                              64,300        80,800
  Accounts payable                                            11,499        18,570
  Payable to affiliate companies (principally parent)         19,818        21,404
  Salaries, wages, and vacation pay accrued                    5,793         5,656
  Interest accrued                                             4,305         4,330
  Other                                                        9,707         6,779
                                                              ------        ------
    Total current liabilities                                115,422       137,539

OTHER  LIABILITIES
  Accumulated deferred income taxes                          112,756       111,772
  Accumulated deferred investment tax credits                 16,866        17,281
  Regulatory liabilities                                      20,488        21,726
  Customer advances                                           12,150        11,398
  Benefit obligations and other                               18,632        18,437
                                                              ------        ------
    Total other liabilities                                  180,892       180,614

 COMMITMENTS  AND  CONTINGENT  LIABILITIES  (SEE  NOTE  3)
                                                             -------       -------
    TOTAL LIABILITIES AND EQUITY                            $918,581      $907,103
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

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements  contain  all  adjustments  necessary to present fairly the financial position of  NSP-Wisconsin as of June 30, 2000 and Dec. 31, 1999, the results of its  operations for the three months and six months ended June 30, 2000 and 1999 and  its cash flows for the six months ended June 30, 2000 and 1999.  Due to the seasonality  of  NSP-Wisconsin's  electric and gas sales, operating results on a quarterly  and  year-to-date  basis are not necessarily an appropriate base from which  to  project  annual  results.

     The accounting policies followed by NSP-Wisconsin are set forth in Note 1 to NSP-Wisconsin's financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 1999 (1999 Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.      BUSINESS  DEVELOPMENTS
------------------------------

     PROPOSED  MERGER  -  On  March  24, 1999 NSP and New Century Energies, Inc.
(NCE),  a  utility  based in Denver, Colo., agreed to merge. It is expected that
NSP-Wisconsin  will  continue  to exist as an operating subsidiary of the merged
company.    Final  regulatory approval is expected in the third quarter of 2000.

     COMMON STOCK EQUITY - In March 2000, NSP-Wisconsin filed an application with the Public Service Commission of Wisconsin (PSCW) to sell up to $30 million of its common stock to its parent company, NSP-Minnesota. The PSCW issued an order authorizing the sale on April 25. On May 15, 2000, 71,000 shares of common stock were issued for approximately $30 million to NSP-Minnesota. The proceeds were used to repay short-term debt.

     LONG TERM DEBT - In 1999 NSP-Wisconsin received approval to issue up to $80 million  of  long-term debt, which is now scheduled to be issued during the last
half  of  2000.    The proceeds will be used primarily to repay short-term debt.

     NEW  CUSTOMER  -  In 2000, NSP-Wisconsin was selected to supply electricity and  operate  the  distribution  system  at Fort McCoy, a regional Army training center  near  Sparta, Wis. In May 1997 NSP-Wisconsin was selected to operate the natural gas system at Fort McCoy.  Fort McCoy is a training center for more than
120,000  reserve  and  active  military  personnel.    There are more than 1,000
buildings on 60,000 acres.  NSP-Wisconsin will begin providing service under the new  contract  in  the  fall  of  2000.

     WHEATON PLANT CONVERSION - In 2000 NSP-Wisconsin converted units 1 and 3 of the Wheaton generating plant to operate on both oil and natural gas.  Previously
the  units  operated  on  oil  exclusively.    Two  other  units at Wheaton were
converted  in 1997.  The conversions were prompted by an opportunity to decrease the  cost  of  producing  electricity  and  reduce  plant  emissions.

2. REGULATION  AND  RATE  MATTERS
---------------------------------

     ELECTRIC TRANSMISSION In April 1998, Wisconsin state legislators enacted a law which includes provisions that require the PSCW to order a public utility that owns transmission facilities in Wisconsin to transfer control of its transmission facilities to an ISO (an independent nonprofit organization which will operate, but not own, an electric transmission system) or divest its interest in its transmission facilities to an Independent Transmission Company or ITC (an independent organization that would own and operate an electric transmission system) if the public utility has not already transferred control to an ISO or divested to an ITC by June 30, 2000. NSP joined the Midwest ISO
(MISO) in late 1999 and filed for PSCW and FERC approval in March 2000. The MISO is not expected to be operational until Nov. 1, 2001. Therefore, on June 30, 2000 the PSCW issued an order that effectively waived the June 30, 2000 deadline for the state's five major utilities to relinquish transmission system control.
In its order, the PSCW stated that "such a waiver is reasonable" because the five utilities had already filed applications with the FERC to join the MISO, and that "further performance on their part is impossible". It is expected that the PSCW will approve NSP-Wisconsin's request to transfer operating control of its transmission system to the MISO and certify that joining the MISO meets the statutory requirement for a separate transmission operating structure once the MISO becomes operational.

     Also  in  support  of a separate transmission operating structure, in March the  PSCW held hearings in a proceeding aimed at developing a uniform definition of  transmission  facilities.  NSP-Wisconsin and other Wisconsin utilities filed testimony  supporting their positions. On July 14, 2000 the PSCW issued an order
on  classification  of  transmission  facilities.   The order is consistent with
NSP-Wisconsin's  proposal  to classify all facilities at or above 69 kv, and its
34.5  kv  facilities  in  northern  Wisconsin,  as  transmission.

     CONSTRUCTION  AUTHORIZATION -  In 1996, NSP and Dairyland Power Cooperative
(DPC)  of  LaCrosse,  Wis.  proposed  building  an  electric transmission system between NSP-Minnesota's Chisago County substation in eastern Minnesota and DPC's
Apple  River  substation  in  northwestern  Wisconsin  in response to a need for additional  reliability and capacity in both regions.  During the second quarter of  1999,  the  PSCW  granted  permission  to build the Wisconsin portion of the
system.    The  City  of  St.  Croix  Falls. Wis. and the Concerned River Valley
Citizens  advocacy  group  (the  "parties")  filed  lawsuits  against  the  PSCW appealing the decision.  Approval from the Minnesota Environmental Quality Board
(MEQB)  was  delayed  to  address additional discovery by the parties.  In early
2000, NSP and DPC agreed with the parties to enter into mediation. The mediation was  coordinated  by  a  mediator  from the Office of Administrative Hearings in
Minneapolis, Minn.  A preliminary agreement by the parties from this process was released  in June.  A formal, non-binding agreement is currently being finalized and  the  Wisconsin  lawsuit is expected to be withdrawn in the third quarter of
2000.   The federal lawsuit was withdrawn by the City of St. Croix Falls without prejudice  in June.  Once the final agreement is signed, an alternative solution
to  the  original  filing  would  be  pursued.    This will include a new 115 kv
transmission  line  between  the  Chisago  County substation and the Apple River
substation.    Parts  of  the  line would be placed underground in the cities of
Taylors Falls and St.Croix Falls, while the crossing of the St.Croix River would
be  placed  overhead.    Routing  and permitting activities would be required in
Minnesota  in  order  to acquire conditional use permits and an amendment of the
PSCW  order  would  be  requested  in  Wisconsin.

     TEMPORARY FUEL COST SURCHARGE - On Feb. 14, 2000, NSP-Wisconsin filed an application with the PSCW to increase electric rates for fuel costs. This application was subsequently updated with additional information on March 17, 2000. The increase is primarily the result of higher purchased power costs than were anticipated in base rates. The surcharge factor is expected to increase revenues by approximately $6.5 million in 2000 and represents an average increase for all customer classes of approximately three percent. The PSCW issued their order granting the surcharge on May 2, 2000. The surcharge factor is expected to be effective through Dec. 31, 2001.

      RELIABILITY  2000  -  During the summer of 1999, Wisconsin state lawmakers passed  "Reliability 2000" legislation which included steps necessary to further progress  toward a restructured industry, including allowing retail customers to
choose  their  electric  supplier.    One  of  the provisions of the legislation
establishes  a  "public  benefits"  fund,  to  be  administered  by the State of
Wisconsin,    which will use money collected from Wisconsin utilities' customers to  pay  for  low-income assistance, conservation programs, and renewable energy
and  environmental  research  programs.   This fund will increase the  amount of
money  that  must be collected from NSP-Wisconsin's customers. It is anticipated that  NSP-Wisconsin  will  begin  collecting  a  surcharge  from  its  Wisconsin customers  in  September  2000.

     PLANT DEPRECIATION - In June 2000 NSP-Wisconsin filed an application with the PSCW for approval of changes to certain depreciation practices. In July
2000 a similar filing was made with the FERC. NSP-Wisconsin expects their decisions before the end of 2000. The proposed changes are not expected to change the annual depreciation expense for 2000 or 2001.

     MICHIGAN RESTRUCTURING - On June 3, 2000 Michigan's Governor Engler  signed
Act  141,  the "Customer Choice and  Electric Reliability Act",  into law.   The
passage of  Act 141 means there  will be customer choice  for all  customers  in
Michigan, including NSP-Wisconsin's customers in the Upper Penninsula,  starting
Jan. 1, 2002.   Key elements of  the law that  may affect NSP-Wisconsin  and its approximately 10,000 electric customers include developing reliability standards and fuel disclosure standards,  Codes of Conduct,  a State-wide Customer  Choice
Education  Program and an  Upper Penninsula Market  Power Study.   Act 141  also
contains a  number of consumer protection  provisions  dealing with  "cramming",
"slamming",  and low income energy assistance.   Utilities are required to  file
utility-specific restructuring plans in  October of 2000 and unbundled rates  by
June of 2001. The five percent rate reduction and rate freeze ordered in Act 141
does not  apply to  NSP-Wisconsin  or other utiities  with less than   1,000,000
customers in Michigan.

3. COMMITMENTS  AND  CONTINGENT  LIABILITIES
--------------------------------------------

     LEGAL CONTINGENCIES - In the normal course of business, various lawsuits and claims have arisen against NSP. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition of these matters.

     As discussed in Item 3 of NSP-Wisconsin's 1999 Form 10-K, On Feb. 20, 1999 a person who was not an NSP employee was killed while working with a hydraulic press at NSP-Wisconsin's Western Avenue Service Center. A claim filed by the decedent's family was fully resolved during the first quarter of 2000.

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

     The  EPA  and  WDNR  approved   NSP-Wisconsin's  proposal  for  an  interim
groundwater  treatment  system  for  the   portion  of  the  Ashland  site  that
NSP-Wisconsin  owns.  The system is under construction and should be complete by
September  2000.    The  estimated  cost  to  build  the  system  is  $325,000.

     In March 2000 NSP-Wisconsin received two formal data requests for its Wheaton and French Island generating facilities from the EPA under Section
114(a) of the Clean Air Act. For the Wheaton facility the data request focuses on fuel usage, operating hours, operating loads and stack test data for the time period Jan. 1, 1999 to present. It was during this time period that two units at Wheaton had failed stack tests for particulate matter and carbon monoxide (Unit 2) and particulate matter (Unit 4) when firing oil at low load.
The WDNR issued a Notice of Violation (NOV) letter to NSP-Wisconsin for each of these incidents. The two units were retested later in 1999 and found to be in compliance. The NOV's were formally closed out by DNR in early January 2000.
Data requests of this type from the EPA under Section 114(a) of  the  Clean  Air
Act are sometimes used in anticipation of a potential  enforcement  action.

     The   second  EPA   request   involves   French  Island   and  whether  its
classification  in  the "small municipal waste combustor" category under Section
129 of the Clean Air Act is appropriate. This request was made as a result of an
inquiry  to  the  EPA  brought  by  the  Midwest   Environmental  Advocates,  an
environmental  legal  foundation  recently  formed  in Madison, Wis. The EPA has already  concluded,  based on past data submissions that French Island should be classified as a "small combustor". NSP-Wisconsin has resubmitted the operational and  design  data  that  was  used for the original determination and additional information  to  confirm  the  classification.

     Both facility data responses were submitted to the EPA. These are the first
Section 114(a) requests NSP-Wisconsin has ever received. These types of data requests are increasing in frequency in Wisconsin as a result of the EPA's more aggressive enforcement policy.

4. SEGMENT  INFORMATION
-----------------------

     NSP-Wisconsin  has  two  reportable  segments:  Electric  Utility  and  Gas
Utility.    Segment  information for the three- and six-month periods ended June
30,  2000  and  1999  is  as  follows:

BUSINESS  SEGMENTS



                               Operating  Revenues
3  MOS.  ENDED  6/30/00           from External     Intersegment     Segment  Net
(Thousands  of  dollars)            Customers         Revenues       Income/(Loss)

Electric Utility                    $ 98,638            $ 36             $4,674
Gas Utility                           14,429             398               (630)
                                    -----------        ------             -----
Consolidated Total                  $113,067            $434             $4,044

                                Operating  Revenues
3 MOS.  ENDED  6/30/99             from External    Intersegment     Segment  Net
(Thousands  of  dollars)             Customers        Revenues       Income/(Loss)

Electric Utility                    $ 97,133            $ 30             $4,194
Gas Utility                           11,019             282               (417)
                                    -----------        ------             -----
Consolidated Total                  $108,152            $312             $3,777

                                Operating  Revenues
6  MOS.  ENDED  6/30/00            from External    Intersegment     Segment  Net
(Thousands  of  dollars)             Customers        Revenues       Income/(Loss)

Electric Utility                    $204,491            $   76           $13,805
Gas Utility                           52,306             1,082             2,990
                                   -----------          ------             -----
Consolidated Total                  $256,797            $1,158           $16,795

                                Operating  Revenues
6  MOS.  ENDED  6/30/99            from External    Intersegment     Segment  Net
(Thousands  of  dollars)            Customers         Revenues       Income/(Loss)

Electric Utility                    $199,743            $   62           $14,458
Gas Utility                           45,071             1,166             3,045
                                   -----------          ------             -----
Consolidated Total                  $244,814            $1,228           $17,503

ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

     Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

- general economic conditions, including their impact on capital expenditures;
- business  conditions  in  the  energy  industry;
- competitive  factors;
- unusual  weather;
- changes  in  federal  or  state  legislation;
- regulation;
- the items set forth below under "Factors Affecting Results of Operations";
- and the other risk factors listed from time to time by NSP in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2000.

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

     SALES GROWTH - The following table summarizes NSP-Wisconsin's growth in actual electric and gas sales and growth on a weather normalized (W/N) basis for the six-month period ended June 30, 2000, as compared with the six-month period ended June 30, 1999. NSP-Wisconsin's weather normalization process removes the estimated impact on sales of temperature variations from historical averages.

          Percentage Sales Growth                   FIRST SIX MONTHS
                                                      2000 VS. 1999
                                                      -------------
                                                   ACTUAL         W/N
                                                   ------        ------
          Electric Residential                      1.7 %         2.6 %
          Electric Industrial and Commercial        4.2 %         4.5 %
            Total Electric Retail                   3.4 %         3.9 %
          Electric Resale                           0.3 %         0.8 %
                                                   ------        ------
            TOTAL ELECTRIC SALES                    3.1 %         3.6 %

          Gas total firm                            1.2 %         3.1 %
          Gas interruptible                        10.3 %          N/A
          Gas for generation                      (20.0)%          N/A

            TOTAL GAS SALES AND DELIVERY            2.9 %         4.2 %

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

FIRST  SIX  MONTHS  2000  COMPARED  WITH  FIRST  SIX  MONTHS  1999
------------------------------------------------------------------

     ELECTRIC REVENUES for the first six months of 2000 increased $4.8 million, or 2.4 percent, compared with the first six months of 1999. The following table summarizes the change in electric revenues. Power supply and transmission revenue relates to interchange agreement revenues received from NSP-Minnesota and reflect a net decrease in NSP-Wisconsin's fuel and transmission expenses.

Electric Revenues                                 FIRST SIX MONTHS
(Millions of Dollars)                              2000 VS. 1999
---------------------                              -------------
                                                     $ CHANGE
                                                     --------
Sales  growth  (excluding  weather  impact)          $   6.0
Weather  impact                                         (1.0)
Rate  changes                                            1.3
                                                      -------
  Total  electric  sales  revenue                     $  6.3

Power  supply  revenue                                  (2.1)
Transmission  and  other  revenue                        0.6
                                                      -------
  Total  Electric  Revenue  Increase                  $  4.8
                                                       ======

     ELECTRIC  MARGIN  equals  electric  revenues  minus   production  expenses,
consisting of purchased and interchange power and fuel for  electric generation.

     Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. The table below summarizes the principal reasons for electric margin changes for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

Change in Electric Margin                         FIRST SIX MONTHS
(Millions of Dollars)                               2000 VS. 1999
-------------------------                           -------------
                                                      $ CHANGE
                                                       --------

Sales growth (excluding weather impact)                 $ 4.5
Weather impact                                           (0.8)
Rate changes                                              1.3
Transmission and other revenues                          (1.5)
Purchased and Interchange Power                          (4.8)
                                                         -----
  Total Electric Margin Decrease                        $(1.3)
                                                        ======

     GAS  REVENUES  for  the first six months of 2000 increased $7.1 million, or
15.5 percent, compared with the first six months of 1999. The following table summarizes the change in gas revenues. Changes in per unit gas costs are reflected in customer rates through the gas cost recovery mechanism.

Gas Revenues                                      FIRST SIX MONTHS
(Millions of Dollars)                               2000 VS. 1999
---------------------                               -------------
                                                       $ CHANGE
                                                       --------
Sales  growth  (excluding weather impact)                $ 1.9
Weather impact                                            (0.6)
Gas Cost Recovery                                          5.9
Other Gas Revenues                                        (0.1)
                                                       --------
  Total  Gas  Revenue  Increase                          $ 7.1
                                                       ========

     GAS  MARGIN  equals  gas  revenues  minus  the  cost  of  gas  sold.

     The cost of gas tends to vary with changing sales requirements and unit cost of gas purchased. However, due to the gas cost recovery mechanism, nearly all fluctuations in the cost of gas have no effect on gas margin. The table below summarizes the principal reasons for gas margin changes for the six month period ended June 30, 2000 compared with the six month period ended June 30, 1999.


                     Change in Gas Margin                2000 VS. 1999
                              (Millions of Dollars)
                              ---------------------

                                                            $ CHANGE
                                                            --------

               Sales growth (excluding weather impact)       $ 0.5
               Weather impact                                 (0.3)
               Other Gas Revenues                             (0.1)
                                                             -------
               Total Gas Margin Increase                     $ 0.1
                                                             =======

     OTHER OPERATING, MAINTENANCE, CONSERVATION DEMAND SIDE MANAGEMENT (DSM), AND ADMINISTRATIVE AND GENERAL (A&G) expenses together increased $1.2 million, or 2.5 percent, in the first six months of 2000 compared to the same period in 1999. The increase is due primarily to increased employee benefit costs, higher authorized DSM, customer service expenses, and transmission expenses offset by lower amortization expenses for Network Transmission System deferrals and maintenance expenses.

     DEPRECIATION AND AMORTIZATION expense decreased $0.6 million, or 2.7 percent, in the first six months of 2000 compared to 1999. The decrease is due mainly to lower rates resulting from the change to the remaining life technique for production facilities and data processing equipment under general plant amortization becoming fully depreciated in 1999. In addition, average service life rate changes implemented as the result of a recent depreciation study decreased depreciation expense. As discussed in the 1999 Form 10-K Rate Matters by Jurisdiction section, the new rates and new depreciation method authorized by the PSCW were effective Jan. 1, 2000.

------
Item  6.    Exhibits  and  Reports  on  Form  8-K
-------------------------------------------------

(A)          EXHIBITS

The  following  exhibits  are  filed  with  this  report:

     27.01       Financial Data Schedule for the six months ended June 30, 2000.

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

                                   NORTHERN STATES POWER COMPANY (WISCONSIN)
                                   (Registrant)

                                       /s/

                                   Roger  D.  Sandeen
                                   Vice President, Treasurer and  Controller
                                   (Principal Financial and Accounting  Officer)

Date:    August  10,  2000
         -----------------