Form 10-Q
period 2005-06-30
NORTHERN STATES POWER CO /WI/
filed 2005-08-01
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common Stock, $100 par value	933,000 shares

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

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues:
Electric utility	$127,394	$109,158	$252,841	$232,283
Natural gas utility	19,777	17,446	82,314	75,646
Other	175	154	343	317
Total operating revenues	147,346	126,758	335,498	308,246

Operating expenses:
Electric fuel and purchased power	78,818	55,236	143,761	109,136
Cost of natural gas sold and transported	14,473	12,410	64,239	58,172
Other operating and maintenance expenses	32,685	28,944	62,191	58,324
Depreciation and amortization	12,787	11,571	25,300	22,933
Taxes (other than income taxes)	4,047	4,161	8,459	8,477
Total operating expenses	142,810	112,322	303,950	257,042

Operating income	4,536	14,436	31,548	51,204

Other income:
Interest and other income, net of nonoperating expenses (see Note 7)	99	68	139	145
Allowance for funds used during construction – equity	276	632	221	1,100
Total other income	375	700	360	1,245

Interest charges and financing costs:
Interest charges — net of amounts capitalized; includes other financing costs of $304, $305, $605 and $608, respectively	5,626	5,366	11,185	10,810
Allowance for funds used during construction – debt	(89)	(236)	67	(400)
Total interest charges and financing costs	5,537	5,130	11,252	10,410

(Loss) income before income taxes	(626)	10,006	20,656	42,039
Income tax (benefit)	(374)	3,596	7,853	16,415
Net (loss) income	$(252)	$6,410	$12,803	$25,624

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Six Months Ended June 30,
	2005	2004

Operating activities:
Net income	$12,803	$25,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,957	23,845
Deferred income taxes	434	3,827
Amortization of investment tax credits	(393)	(466)
Allowance for equity funds used during construction	(221)	(1,100)
Undistributed equity in earnings of unconsolidated affiliates	—	5
Change in accounts receivable	(1,332)	4,894
Change in inventories	4,833	2,215
Change in other current assets	4,244	12,977
Change in accounts payable	6,618	(7,950)
Change in other current liabilities	(1,269)	3,229
Change in other assets	(3,108)	(3,209)
Change in other liabilities	1,087	87
Net cash provided by operating activities	49,653	63,978

Investing activities:
Capital/construction expenditures	(27,925)	(22,018)
Allowance for equity funds used during construction	221	1,100
Other investments — net	(63)	(551)
Net cash used in investing activities	(27,767)	(21,469)

Financing activities:
Short-term payments to affiliate — net	(2,400)	(18,380)
Capital contributions from parent	4,185	687
Dividends paid to parent	(23,744)	(24,855)
Net cash used in financing activities	(21,959)	(42,548)

Net decrease in cash and cash equivalents	(73)	(39)
Net increase in cash and cash equivalents — consolidation of subsidiaries	510	—
Net increase in cash and cash equivalents — adoption of FIN No. 46	—	192
Cash and cash equivalents at beginning of period	231	137
Cash and cash equivalents at end of period	$668	$290

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$10,725	$9,770
Cash paid for income taxes (net of refunds received)	$10,486	$2,865

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	June 30, 2005	Dec. 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$668	$231
Accounts receivable — net of allowance for bad debts: $2,174 and $1,258, respectively	49,148	51,380
Accounts receivable from affiliates	4,734	1,154
Accrued unbilled revenues	24,841	27,665
Materials and supplies inventories — at average cost	4,731	4,709
Fuel inventory — at average cost	5,882	6,295
Natural gas inventory — at average cost	4,804	9,246
Current deferred income taxes	3,040	2,678
Prepaid taxes	13,395	13,471
Derivative instruments valuation — at market	2,490	1,405
Prepayments and other	601	3,029
Total current assets	114,334	121,263
Property, plant and equipment, at cost:
Electric utility plant	1,249,596	1,232,525
Natural gas utility plant	148,935	146,749
Common and other plant	112,335	96,346
Construction work in progress	10,343	20,153
Total property, plant and equipment	1,521,209	1,495,773
Less accumulated depreciation	(594,668)	(575,099)
Net property, plant and equipment	926,541	920,674
Other assets:
Other investments	6,737	7,800
Regulatory assets	51,527	50,760
Prepaid pension asset	53,520	52,272
Other	8,074	7,660
Total other assets	119,858	118,492
Total assets	$1,160,733	$1,160,429

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34	$34
Notes payable to affiliate	29,800	32,200
Accounts payable	20,830	26,993
Accounts payable to affiliates	22,350	9,568
Accrued interest	4,124	4,265
Accrued payroll and benefits	5,230	5,318
Dividends payable to parent	11,243	11,961
Derivative instruments valuation — at market	386	1,060
Other	9,275	9,640
Total current liabilities	103,272	101,039
Deferred credits and other liabilities:
Deferred income taxes	167,745	166,765
Deferred investment tax credits	12,844	13,237
Regulatory liabilities	93,665	91,403
Customer advances for construction	18,044	16,912
Benefit obligations and other	22,716	22,952
Total deferred credits and other liabilities	315,014	311,269
Minority interest in subsidiaries	441	100
Long-term debt	315,384	315,398

Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Premium on common stock	69,461	65,277
Retained earnings	264,869	275,092
Accumulated other comprehensive income (loss)	(1,008)	(1,046)
Total common stockholder’s equity	426,622	432,623
Commitments and contingent liabilities (see Note 3)
Total liabilities and equity	$1,160,733	$1,160,429

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2005, and Dec. 31, 2004; the results of operations for the three and six months ended June 30, 2005 and 2004; and cash flows for the six months ended June 30, 2005 and 2004. Due to the seasonality of electric and natural gas sales of NSP-Wisconsin, quarterly results are not necessarily an appropriate base from which to project annual results.

The significant accounting policies of NSP-Wisconsin are set forth in Note 1 to its consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2004. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.     Significant Accounting Policies

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

Reclassifications - Certain items in the statement of income for the three and six months ended June 30, 2004 have been reclassified to conform to the 2005 presentation.  These reclassifications had no effect on net income.

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

On June 2, 2005, the FERC issued an order regarding the market-based rate authority application. Because of the commencement of the Midwest Independent Transmission System Operator, Inc. (MISO) Day 2 market and the FERC’s decision consistent with other precedent to analyze NSP-Minnesota and NSP-Wisconsin as part of that larger market, FERC authorized continuation of NSP-Minnesota’s and NSP-Wisconsin’s market-based rate authority.  The FERC required that Xcel Energy make a compliance filing providing information, including information regarding the FERC’s affiliate abuse component of its market power analysis and the allegations regarding that component made by an intervenor within 30 days of the date of issuance of its order.  The latter compliance filing was submitted on July 5, 2005.

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

MISO initiated the Day 2 wholesale market on April 1, 2005, including locational marginal pricing.  While it is anticipated that the Day 2 market will provide short-term efficiencies through a region-wide generation dispatch and increased reliability, as well as long-term benefits through dispatch of power from the most cost-effective sources of generation or transmission, there are costs associated with Day 2.  To date, the information systems required to operate the market have performed satisfactorily.  However, during the initial days of operation, MISO centrally dispatched generation in a manner different than pre-market individual utility dispatch, with more dispatch of natural gas and oil fired peaking units for similar load and weather conditions.  MISO has stated that energy imports from coal and hydro generation located outside the MISO region were also substantially lower than in pre-market periods.  It is possible that these conditions are short-term implementation issues related to the complexity of centralized market operations and market participant inexperience.  In early April 2005, the FERC sent letters to several MISO market participants, including NSP-Wisconsin, with questions regarding generation price offers submitted to MISO in comparison to reference prices calculated by the MISO independent market monitor.  NSP-Wisconsin submitted a timely response to the FERC letter.  On July 21, 2005, the FERC announced it was closing its investigation of the offers.  NSP-Wisconsin does not expect any further FERC follow-up regarding the reference price calculations.  NSP-Wisconsin and other market participants are actively working with MISO, the independent market monitor and the FERC to resolve Day 2 market implementation issues such as dispatch methods and settlement calculation details.  NSP-Wisconsin is also considering its regulatory and other options if the initial market operation issues continue.

New business processes, systems and internal controls over financial reporting were planned and implemented by NSP-Wisconsin and MISO during the second quarter of 2005 to conduct business within the MISO Day 2 market.  NSP-Wisconsin continues to validate these changes and to review the energy costs and revenues determined by MISO.  NSP-Wisconsin and other market participants have disputed certain transactions, some of which are discussed above, and the resolution of these items could impact NSP-Wisconsin’s results of operations.

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

MISO Arbitration - In March 2005, an arbitrator issued a decision in the arbitration between American Transmission Company, LLC (ATC) and the MISO regarding the distribution of approximately $11.5 million of transmission service revenues related to certain transmission service reservations under the MISO open access transmission tariff.  This was the first arbitration conducted under the dispute resolution procedures of the MISO agreement.  NSP-Wisconsin participated in the proceeding in support of the MISO position that the revenue distribution to ATC was erroneous and the revenues should instead be shared among all MISO transmission owners retroactive to Feb. 1, 2002, when the error occurred.  The arbitrator ruled the revenue distribution should be corrected, but prospective from Aug. 1, 2004.  A refund retroactive to Aug. 1, 2004 results in a refund of approximately $0.8 million to NSP-Minnesota and NSP-Wisconsin.  The proceeds were received in March 2005.  No party has requested FERC review of the award, so NSP-Wisconsin believes the matter is now complete.

Wisconsin Public Service Corp. Complaints - In December 2004, Wisconsin Public Service Corp. (WPS) filed a complaint against MISO at FERC alleging that MISO improperly awarded NSP-Minnesota certain financial transmission rights under the MISO Day 2 market for certain partial path transmission services.  Xcel Energy intervened and protested the complaint.  The partial path transmission rights had also been the subject of a prior complaint by WPS in 2003 that FERC denied, a decision WPS appealed.  In late April 2005, FERC dismissed the 2004 WPS complaint, but the D.C. Circuit Court of Appeals vacated and remanded the 2003 complaint order to FERC.  In June 2005, WPS, MISO and Xcel Energy reached a settlement of the disputed matters.  On July 22, 2005, FERC issued an order approving the settlement.  The settlement resolves the uncertainty related to the regulatory litigation and is expected to have a positive impact on 2005 results.

Other Regulatory Matters

2005 Fuel Cost Recovery - On April 22, 2005, NSP-Wisconsin filed an application with the PSCW to increase electric rates by $10 million, or 2.7 percent, annually to provide for recovery of forecasted increased costs of fuel and purchased power over the balance of 2005.  March 2005 actual fuel costs were approximately 13 percent higher than authorized recovery in current base rates, and the forecast for the remainder of 2005 shows costs outside the annual range by 9.6 percent.  On May 18, 2005, the PSCW issued an order approving interim rates at the level requested, effective May 19, 2005.  At this level, the rate increase will generate an estimated $6.2 million in additional revenue for NSP-Wisconsin in 2005.  Under the provisions of the Wisconsin fuel rules, any difference between interim rates and final rates is subject to refund.  Final rates will be determined later in 2005 after a full audit and public hearing, and will remain in effect until new rates set in the 2006 rate case are implemented.  The public hearing has been tentatively scheduled for Aug. 23, 2005.

NSP-Wisconsin 2006 General Rate Case - On June 1, 2005, NSP-Wisconsin filed a general rate case application for 2006, in accordance with the biennial rate case-filing schedule established by the PSCW.  In the application, NSP-Wisconsin requested an increase of $40.8 million, or 10.3 percent, for the Wisconsin retail electric jurisdiction, and an increase of $7 million, or 4.4 percent, for the Wisconsin natural gas jurisdiction.  The indicated revenue deficiencies are based on a 2006 test year, the currently authorized 11.90 percent return on equity and a common equity ratio of 56.32 percent.  The increase is necessary to maintain and improve existing facilities, as well as to invest in new facilities to meet growing customer needs.  Also contributing to the electric increase are rising fuel and purchased power costs.  NSP-Wisconsin has requested the new rates be effective Jan. 1, 2006.  On July 22, 2005, the PSCW held a pre-hearing conference.  Hearings are scheduled for November 2005.

Chippewa and Flambeau Improvement Co. Reservoir Licensing - On April 18, 2003, the United States Court of Appeals for the District of Columbia upheld a ruling by the FERC that the Turtle-Flambeau storage reservoir owned by Chippewa and Flambeau Improvement Co. (Chippewa and Flambeau), a subsidiary of NSP-Wisconsin, is subject to licensure by the FERC under the Federal Power Act.  As an alternative to licensing, Chippewa and Flambeau on Nov. 17, 2003 proposed a modified operating regime and sought a declaratory order from the FERC disclaiming jurisdiction over Turtle-Flambeau, as a result of the proposed modified operating regime.  On March 30, 2005, the FERC staff denied Chippewa and Flambeau’s petition.  On April 29, 2005, Chippewa and Flambeau filed a petition for rehearing with regard to the FERC staff’s denial of Chippewa and Flambeau’s Nov. 17, 2003 petition for declaratory order.  On July 21, 2005, the FERC denied Chippewa and Flambeau’s petition for hearing.

If Chippewa and Flambeau is ultimately required to obtain a FERC license, the costs are estimated at a minimum of $750,000.  In addition, Chippewa and Flambeau would expect to incur future costs related to complying with license conditions. These costs are not estimable at this time. Generally, NSP-Wisconsin has been responsible for approximately 70 percent of Chippewa and Flambeau’s operating expenses for the Turtle-Flambeau storage reservoir through tolls charged by Chippewa and Flambeau to NSP-Wisconsin.

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

In addition, Minnesota and Wisconsin will be included in CAIR, and Xcel Energy has generating facilities that will be impacted in these states.  Preliminary estimates of capital expenditures associated with compliance with CAIR in Minnesota and Wisconsin range from $30 million to $40 million.  Xcel Energy is not challenging CAIR in these states.  Any capital investment  related to new emissions equipment would be a cost shared through the Interchange Agreement with NSP-Minnesota.

There is uncertainty concerning implementation of CAIR.  States are required to develop implementation plans within 18 months and have a significant amount of discretion in the implementation details.  Legal challenges to CAIR rules could alter their requirements and/or schedule.  The uncertainty associated with the final CAIR rules makes it difficult to project the ultimate amount and timing of capital expenditure and operating expenses.

The EPA’s Clean Air Mercury Rule also uses a national cap-and-trade system and is designed to achieve a 70 percent reduction in mercury emissions.  It affects all coal- and oil-fired generating units across the country greater than 25 megawatts.  Compliance with this rule also occurs in two phases, with the first phase beginning in 2010 and the second phase in 2018.  States will be allocated mercury allowances based on their baseline heat input relative to other states and by coal type.  Each electric generating unit will be allocated mercury allowances based on its percentage of total coal heat input for the state.  NSP-Wisconsin is evaluating the impact of the Clean Air Mercury Rule and is currently unable to estimate the cost.

Federal Clean Water Act —The federal Clean Water Act addresses the environmental impacts of cooling water intakes. In July 2004, the EPA published phase II of the rule that applies to existing cooling water intakes at steam-electric power plants. The rule will require NSP-Wisconsin to perform additional environmental studies at two power plants in Wisconsin to determine the impact the facilities may be having on aquatic organisms vulnerable to injury.  If the studies determine the plants are not meeting the new performance standards established by the phase II rule, physical and/or operational changes may be required at these plants.  It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved. Based on the limited information available, total capital costs to the NSP System are estimated at approximately $31 million. After  costs are shared through the Interchange Agreement, NSP-Wisconsin’s estimated cost is $5 million. Actual costs may be significantly higher or lower depending on issues such as the resolution of outstanding third-party legal challenges to the rule.

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

Other Contingencies

The circumstances set forth in Note 9 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2004 and Note 2 of this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of commitments and contingent liabilities are incorporated herein by reference.

4. Fuel and Supply Costs

Delivery of coal from the Powder River Basin region in Wyoming has been disrupted by train derailments and other operational problems purportedly caused by deteriorated rail track beds of approximately 100 miles in length in Wyoming. The BNSF Railway Co. (BNSF) and the Union Pacific Railroad (UPRR) jointly own the rail line.  The BNSF operates and maintains the rail line.  BNSF and UPRR have indicated that repair and reconstruction of the deteriorated sections of rail track beds may take the balance of the year.

While operations at NSP-Minnesota and NSP-Wisconsin have not been significantly impacted by the reduced deliveries of coal from the Powder River Basin in Wyoming, NSP-Minnesota has implemented a mitigation plan to conserve existing coal supplies for the NSP System, which includes NSP-Minnesota and NSP-Wisconsin. This plan includes increased power purchases from third parties and, where practicable, an increased use of natural gas for electric generation to replace the coal-fired electric generation.  Production costs for the NSP System are expected to increase as a result of implementation of the mitigation plan.

In Wisconsin, NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers.  NSP-Wisconsin may seek deferred accounting treatment and future rate recovery of increased costs due to an “emergency” event, if that event causes fuel and purchased power costs to exceed the amount included in rates on an annual basis by more than 2 percent.  At this time NSP-Wisconsin believes the disruption in coal deliveries and subsequent increase in production costs meets the definition of an emergency under the applicable rules, and plans to file an application with the PSCW in August, 2005 requesting deferred accounting treatment.

5.  Short-Term Borrowings

At June 30, 2005, NSP-Wisconsin had $29.8 million in short-term borrowings at a weighted average interest rate of 3.99 percent.

6.     Derivative Valuation and Financial Impacts

NSP-Wisconsin records all derivative instruments on the balance sheet at fair value unless exempted as a normal purchase or sale. Changes in non-exempt derivative instrument’s fair value are recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to be reflected in Other Comprehensive Income or to offset related results of the hedged item in the statement of income, to the extent effective. SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.

NSP-Wisconsin records the fair value of its derivative instruments in its Consolidated Balance Sheet as a separate line item identified as Derivative Instruments Valuation for assets and liabilities.

Cash Flow Hedges

NSP-Wisconsin enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. As of June 30, 2005, NSP-Wisconsin had net losses of $0.1 million accumulated in Other Comprehensive Income related to interest cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, and interest rate hedging transactions are recorded as a component of interest expense. NSP-Wisconsin is allowed to recover in natural gas rates the costs of certain financial instruments acquired to reduce commodity cost volatility. There was no hedge ineffectiveness in the second quarter of 2005.

The impact of the components of hedges on NSP-Wisconsin’s Other Comprehensive Income, included as a component of stockholders’ equity, are detailed in the following table:

	Six months ended June 30,
(Millions of dollars)	2005	2004

Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(1.0)	$(1.1)
After-tax net unrealized gains related to derivatives accounted for as hedges	—	—
After-tax net realized losses on derivative transactions reclassified into earnings	—	—
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(1.0)	$(1.1)

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

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

7. Detail of Interest and Other Income, Net of Nonoperating Expenses

Interest and other income, net of nonoperating expenses, for the three and six months ended June 30 consists of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2005	2004	2005	2004
Interest income	$104	$216	$209	$362
Equity income in unconsolidated affiliates	—	2	—	14
Gain on sale of assets	13	—	13	7
Other nonoperating income	58	10	78	78
Nonoperating expenses	(76)	(160)	(161)	(316)
Total interest and other income, net of nonoperating expenses	$99	$68	$139	$145

8.     Segment Information

NSP-Wisconsin has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended June 30, 2005
Revenues from:
External customers	$127,394	$19,777	$175	$—	$147,346
Internal customers	—	452	—	(452)	—
Total revenue	127,394	20,229	175	(452)	147,346
Segment net income	$817	$(913)	$(156)	$—	$(252)

Three months ended June 30, 2004
Revenues from:
External customers	$109,158	$17,446	$154	$—	$126,758
Internal customers	27	374	—	(401)	—
Total revenue	109,185	17,820	154	(401)	126,758
Segment net income	$6,849	$(526)	$87	$—	$6,410

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2005
Revenues from:
External customers	$252,841	$82,314	$343	$—	$335,498
Internal customers	21	545	—	(566)	—
Total revenue	252,862	82,859	343	(566)	335,498
Segment net income	$10,352	$2,781	$(330)	$—	$12,803

Six months ended June 30, 2004
Revenues from:
External customers	$232,283	$75,646	$317	$—	$308,246
Internal customers	66	1,705	—	(1,771)	—
Total revenue	232,349	77,351	317	(1,771)	308,246
Segment net income	$22,950	$2,882	$(208)	$—	$25,624

9.     Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Millions of dollars)	2005	2004	2005	2004

Net income (loss)	$(0.3)	$6.4	$12.8	$25.6
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 6)	—	—	—	—
After-tax net realized losses (gains) on derivative transactions reclassified into earnings (see Note 6)	—	—	—	—
Other comprehensive loss	—	—	—	—
Comprehensive income (loss)	$(0.3)	$6.4	$12.8	$25.6

The accumulated comprehensive income in stockholder’s equity at June 30, 2005 and 2004, relates to valuation adjustments on NSP-Wisconsin’s derivative financial instruments and hedging activities.

10. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended June 30,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$12,980	$13,124	$1,599	$1,425
Interest cost	39,496	44,499	13,663	13,402
Expected return on plan assets	(69,484)	(79,307)	(6,267)	(6,351)
Amortization of transition (asset) obligation	—	(2)	3,644	3,590
Amortization of prior service cost (credit)	7,496	7,405	(544)	(540)
Amortization of net (gain) loss	(39)	(2,577)	6,460	5,276
Net periodic benefit cost (credit)	(9,551)	(16,858)	18,555	16,802
Settlements and curtailments	—	703	—	—
Credits not recognized due to the effects of regulation	6,500	8,568	—	—
Additional cost recognized due to the effects of regulation	—	—	973	972
Net benefit cost (credit) recognized for financial reporting	$(3,051)	$(7,587)	$19,528	$17,774

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(811)	$(1,546)	$666	$428

	Six months ended June 30,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$30,230	$29,474	$3,342	$3,050
Interest cost	80,492	82,674	27,530	26,302
Expected return on plan assets	(139,758)	(151,532)	(12,850)	(11,626)
Amortization of transition (asset) obligation	—	(4)	7,289	7,290
Amortization of prior service cost (credit)	15,018	15,006	(1,089)	(1,090)
Amortization of net (gain) loss	3,410	(7,718)	13,123	10,826
Net periodic benefit cost (credit)	(10,608)	(32,100)	37,345	34,752
Settlements and curtailments	—	703	—	—
Credits not recognized due to the effects of regulation	9,684	18,745	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,945
Net benefit cost (credit) recognized for financial reporting	$(924)	$(12,652)	$39,291	$36,697

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(1,248)	$(3,043)	$1,372	$1,197

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

Market Risks

NSP-Wisconsin is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its annual report on Form 10-K for the year ended Dec. 31, 2004. Commodity price and interest rate risks for NSP-Wisconsin are mitigated in most jurisdictions due to cost-based rate regulation. At June 30, 2005, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2004.

RESULTS OF OPERATIONS

NSP-Wisconsin’s net income was $12.8 million for the first six months of 2005, compared with $25.6 million for the first six months of 2004.

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

	Six months ended June 30,
(Millions of dollars)	2005	2004

Total electric utility revenue	$253	$232
Electric fuel and purchased power	(144)	(109)
Total electric utility margin	$109	$123
Margin as a percentage of revenue	43.1%	53.0%

The following summarizes the components of the changes in base electric revenue and base electric margin for the six months ended June 30:

Base Electric Revenue

(Millions of dollars)	2005 vs. 2004

Sales growth (excluding weather impact)	$5
Estimated impact of weather	1
Fuel and purchased power cost recovery	14
Interchange Agreement billing with NSP-Minnesota	2
Other	(1)
Total base electric revenue increase	$21

Base Electric Margin

(Millions of dollars)	2005 vs. 2004

Sales growth (excluding weather impact)	$4
Estimated impact of weather	1
Fuel and purchased power cost recovery	(3)
Interchange Agreement billing with NSP-Minnesota	(14)
Other	(2)
Total base electric margin decrease	$(14)

Natural Gas Utility Margins

The following table details the change in natural gas revenue and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchase natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Six months ended June 30,
(Millions of dollars)	2005	2004

Natural gas revenue	$82	$76
Cost of natural gas purchased and transported	(64)	(58)
Natural gas margin	$18	$18

The following summarizes the components of the changes in natural gas revenue and margin for the six months ended June 30:

Natural Gas Revenue

(Millions of dollars)	2005 vs. 2004

Sales growth (excluding weather impact)	$1
Purchased gas adjustment clause recovery	6
Transportation and other	(1)
Total natural gas revenue increase	$6

Natural Gas Margin

(Millions of dollars)	2005 vs. 2004

Sales growth (excluding weather impact)	$1
Transportation and other	(1)
Total natural gas margin increase	$—

Non-Fuel Operating Expense and Other Items

The following summarizes the components of the changes in other utility operating and maintenance expense for the six months ended June 30:

(Millions of dollars)	2005 vs. 2004

Higher information technology network costs	$2
Higher pension costs	2
Higher Interchange expense from NSP-Minnesota	1
Higher bad debt costs	1
Lower litigation costs	(1)
Lower shared asset costs	(1)
Total other utility operating and maintenance expense increase	$4

Depreciation and amortization expense increased by approximately $2.4 million, or 10.3 percent, for the first six months of 2005 compared with the first six months of 2004.  The increase was primarily due to plant additions and increased software amortization.

Allowance for funds used during construction, equity and debt, for the first six months of 2005, decreased by approximately $1.3 million, compared with the first six months of 2004, primarily due to a prior period adjustment.

Income tax expense decreased by approximately $8.6 million in the first six months of 2005 compared with the first six months of 2004. The decrease was primarily due to a decrease in pretax income.  The effective tax rate was 38.0 percent for the first six months of 2005, compared with 39.0 percent for the same period in 2004.

Item 4. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

NSP-Wisconsin has identified one change in its internal controls over financial reporting, which occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Wisconsin’s internal controls over financial reporting.  The change relates to new business processes, systems and controls implemented to address the Midwest Independent System Operator commencement of “Day 2” operations effective April 1, 2005.  See additional discussion in Note 2 to the consolidated financial statements.  In addition, NSP-Wisconsin has made certain changes in its internal control over financial reporting during the most recent fiscal quarter in order to make the control environment more effective and efficient.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against NSP-Wisconsin.  After consultation with legal counsel, NSP-Wisconsin has recorded an estimate of the probable cost of settlement or other disposition for such matters.  See Notes 2 and 3 to the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 of and Note 9 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2004 for a description of certain legal proceedings presently pending.  Except as discussed herein, there are no new significant cases to report against NSP-Wisconsin and there have been no notable changes in the previously reported proceedings.

Stray Voltage

As previously disclosed, on Nov. 13, 2001, Ralph and Karline Schmidt filed a complaint in Clark County, Wisconsin against NSP-Wisconsin. Plaintiffs alleged that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, and property damage and sought compensatory, punitive and treble damages. Plaintiffs alleged compensatory damages of $1.0 million and pre-verdict interest of $1.2 million.  In addition, plaintiffs alleged an unspecified amount of damages related to nuisance.  NSP-Wisconsin has sought summary judgment on several bases; including statute of limitations; filed rate doctrine; public policy; and failure to state claims for strict products liability, nuisance, treble damages and pre-verdict interest.  On March 21, 2005, the trial court granted NSP-Wisconsin’s summary judgment motion on the bases of the statute of limitations and the filed rate doctrine.  Plaintiffs have filed a notice of appeal.

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

As previously disclosed, on March 1, 2002, NSP-Wisconsin was served with a lawsuit commenced by James and Grace Gumz and Michael and Susan Gumz in Marathon County Circuit Court, Wisconsin, alleging that electricity supplied by NSP-Wisconsin harmed their dairy herd and caused them personal injury.  In 2004, the trial court granted partial summary judgment to NSP-Wisconsin, dismissing plaintiff’s claims for strict products liability, trespass, pre-verdict interest, personal injury and treble damage claims.  As a result of these rulings and some modifications by the plaintiffs in their damage calculations, plaintiffs’ alleged compensatory damages were reduced to approximately $901,000 and an unspecified amount for nuisance.  On March 4, 2005, a verdict in the amount of approximately $533,000 was returned against NSP-Wisconsin.  On April 12, 2005, the trial court denied plaintiffs’ and NSP-Wisconsin’s motions after verdict and entered judgment on the verdict.  In May, 2005, NSPW appealed the trial court judgment.  Plaintiffs have filed a cross-appeal with respect to the trial court’s dismissal of the treble damages claim.

Manufactured Gas Plant (MGP) Insurance Coverage Litigation

In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire, and LaCrosse, Wis. In lieu of participating in discussions, on Oct. 28, 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court. On Nov. 12, 2003, NSP-Wisconsin commenced suit in Wisconsin state circuit court against St. Paul Fire & Marine Insurance Co. and its other insurers. Subsequently, the Wisconsin court denied the insurers’ motion to stay the Wisconsin case pending resolution of the Minnesota action.  On Jan. 6, 2005, the Minnesota court issued an injunction prohibiting NSP-Wisconsin from prosecuting the Wisconsin action.  On March 11, 2005, NSP-Wisconsin filed an appeal with the Minnesota Court of Appeals seeking reversal of the trial court’s issuance of the injunction.  On March 30, 2005, the Minnesota trial court granted NSP-Wisconsin’s motion and stayed enforcement of the injunction pending appeal.  Trial in the Minnesota action is scheduled to begin in September 2006.  Trial in the Wisconsin action is scheduled to begin in January 2007.

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

Item 6. EXHIBITS

The following Exhibits are filed with this report:

10.01*	Xcel Energy Inc. 2005 Omnibus Incentive Plan (Appendix B to Schedule 14A, Definitive Proxy Statement filed April 11, 2005, file no. 001-03034)
10.02*	Xcel Energy Inc. Executive Annual Incentive Award Plan (effective May 25, 2005) (Appendix C to Schedule 14A, Definitive Proxy Statement filed April 11, 2005, file no. 001-03034)
10.03*

Amended Employment Agreement, dated as of June 29, 2005, by and between Xcel Energy Inc., a Minnesota corporation, and Wayne H. Brunetti. (Exhibit 10.01 to Xcel Energy Current Report on Form 8-K, dated June 29, 2005)

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 1, 2005.

Northern States Power Co. (a Wisconsin corporation)
(Registrant)

/s/ TERESA S MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer