Form 10-K
period 2005-12-31
NORTHERN STATES POWER CO /WI/
filed 2006-02-28
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.   Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☒ No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of Feb.20, 2006, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.

DOCUMENTS INCORPORATED BY REFERENCE: Xcel Energy Inc.’s 2006 Proxy Statement

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
Item 1A — Risk Factors
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

COMPANY OVERVIEW

NSP-Wisconsin was incorporated in 1901 under the laws of Wisconsin. NSP-Wisconsin is an operating utility primarily engaged in the generation, purchase, transmission, distribution and sale of electricity to approximately 242,000 customers in portions of northwestern Wisconsin and in the western portion of the Upper Peninsula of Michigan.  NSP-Wisconsin also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in the same service territory to approximately 98,000 customers.

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

Xcel Energy was incorporated under the laws of Minnesota.  Historically, Xcel Energy has been a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).  As a registered holding company, Xcel Energy, its utility subsidiaries and certain of its non-utility subsidiaries have been subject to extensive regulation by the SEC under PUHCA with respect to numerous matters, including issuances and sales of securities, acquisitions and sales of certain utility properties, payments of dividends out of capital and surplus, and intra-system sales of certain non-power goods and services.  In addition, the PUHCA generally limited the ability of registered holding companies to acquire additional public utility systems and to acquire and retain businesses unrelated to the utility operations of the holding company.

On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (Energy Act), significantly changing many federal statutes and repealing PUHCA as of February 8, 2006.  As part of the repeal of PUHCA, FERC was given more authority over the merger and acquisition of public utilities and more authority over the books and records of public utilities.  Despite these increases in FERC’s authority, NSP-Wisconsin believes that the repeal of PUHCA will lessen its regulatory burdens and give it more flexibility in the event it were to choose to expand its utility or non-utility businesses.

Besides repealing PUHCA, the Energy Act is also expected to have substantial long-term effects on energy markets, energy investment and regulation of public utilities and holding company systems by the FERC and DOE.  FERC and DOE are in various stages of rulemaking in implementing the Energy Policy Act.  While the precise impact of these rulemakings cannot be determined at this time, NSP-Wisconsin generally views the Energy Act as legislation that will enhance the utility industry going forward.

In 2005, Xcel Energy’s continuing operations included the activity of four wholly owned utility subsidiaries, including NSP-Wisconsin, that serve electric and natural gas customers in 10 states. The other utility subsidiaries are NSP-Minnesota, PSCo and SPS. These utilities serve customers in portions of Colorado, Kansas, Michigan, Minnesota, New Mexico, North Dakota, Oklahoma, South Dakota, Texas and Wisconsin.

ELECTRIC UTILITY OPERATIONS

Overview

Utility Industry Growth — NSP-Wisconsin intends to focus on growing through investments in electric and natural gas rate base to meet growing customer demands and to maintain or increase reliability and quality of service to customers and through rate case filings with state and federal regulators to increase rates congruent with increasing costs of operations associated with such investments.

Utility Restructuring and Retail Competition — The structure of the utility industry has been subject to change.  Merger and acquisition activity has been significant as utilities combined to capture economies of scale or establish a strategic niche in preparing for the future.  Beginning in the late 1990s, many states began studying or implementing some form of retail electric utility competition.  In 2002, NSP-Wisconsin began providing its Michigan electric customers with the opportunity to select an alternative electric energy provider.  To date, no NSP-Wisconsin customers have selected an alternative electric energy provider.

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

FERC Rules Implementing Energy Act - As noted previously, the Energy Act repealed PUHCA effective Feb. 8, 2006.  In addition, the Energy Act required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act.  Since Aug. 2005, the FERC has completed or initiated the proceedings to modify its regulations on a number of subjects, including:

•     Adopting new regulations to implement the Energy Act repeal of PUHCA by establishing rules for accounting procedures for holding company systems, including cost allocation rules for transactions between companies within a holding company system;

•     Adopting new regulations to implement changes to the FERC’s merger and asset transfer authority under Section 203 of the Federal Power Act;

•     Adopting new “market manipulation regulations” prohibiting any “manipulative or deceptive device or contrivance” in wholesale natural gas and electricity commodity and transportation or transmission markets and interpreting this standard in a manner consistent with Rule 10b-5 of the SEC; violations are subject to potential civil penalties of up to $1 million per day;

•     Adopting regulations to establish a national Electric Reliability Organization (ERO) to replace the voluntary North American Electric Reliability Council (NERC) structure, and requiring the ERO to establish mandatory reliability standards and imposition of financial or other penalties for violations of adopted standards; NERC is expected to apply to become designated as the ERO later in 2006;

•     Adopting rules to implement changes to the Public Regulatory Policy Act of 1978 (PURPA) to allow utility ownership of Qualifying Facilities (QFs) and strengthening the thermal energy requirements for entities seeking to be QFs;

•     Proposing rules that would allow a utility to seek to eliminate its mandatory QF power purchase obligation for utilities in organized wholesale energy markets;

•     Proposing rules to establish incentives for investment in new electric transmission infrastructure.

NSP-Wisconsin generally supports the regulations adopted or proposed by FERC to date, but cannot predict the ultimate impact the new regulations will have on its operations or financial results.

Market-Based Rate Authority — The FERC regulates the wholesale sale of electricity.  In order to obtain market-based rate authorization from the FERC, utilities such as NSP-Wisconsin are required to submit analyses demonstrating that they did not have market power in the relevant markets.  NSP-Wisconsin was previously granted market-based rate authority by the FERC.  However, the FERC has subsequently modified its standards making it more difficult for utilities to demonstrate that they do not have market power and thus more difficult to obtain market-based rate authority, particularly in their own service territories.

On Feb. 7, 2005, Xcel Energy on behalf of itself and the utility subsidiaries filed an updated market-power analysis that applied FERC’s new standards.  This analysis demonstrated that NSP-Wisconsin passed the pivotal supplier analysis in its own control area and all adjacent markets, but failed the market share analysis in its own control area, and in the case of NSP-Minnesota and NSP-Wisconsin, which jointly operate a single control area and accordingly are analyzed as one company, in certain adjacent markets.

In June 2005, the FERC initiated a proceeding regarding the market-based rate authority application. Because of the commencement of the MISO Day 2 market, discussed below, and the FERC’s decision consistent with other precedent to analyze NSP-Minnesota and NSP-Wisconsin as part of that larger market, FERC authorized continuation of NSP-Minnesota’s and NSP-Wisconsin’s market-based rate authority. However, the FERC did require that Xcel Energy make a compliance filing providing information, including information regarding the FERC’s affiliate abuse component of its market power analysis and the allegations regarding that component made by an intervenor within 30 days of the date of issuance of its order.  The latter compliance filing was submitted on July 5, 2005.

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

Centralized Regional Wholesale Markets – FERC rules require RTO’s to operate centralized regional wholesale energy markets.  The FERC required the MISO to begin operation of a “Day 2” energy market on April 1, 2005.  MISO uses security constrained regional economic dispatch and congestion management using locational marginal pricing (LMP) and FTR’s.  The Day 2 market is intended to provide more efficient generation dispatch over the 15 state MISO region.

Ratemaking Principles

Summary of Regulatory Agencies and Areas of Jurisdiction — Retail rates, services and other aspects of NSP-Wisconsin’s operations are regulated by the PSCW and the MPSC, within their respective states.  In addition, each of the state commissions certifies the need for new generating plants and electric transmission lines of designated capacities to be located within the respective states before the facilities may be sited and built.  NSP-Wisconsin is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, accounting practices, wholesale sales for resale and the transmission of electricity in interstate commerce. NSP-Wisconsin has received authorization from the FERC to make wholesale electric sales at market-based prices (see market-based rate authority discussion).

The PSCW has a biennial base-rate filing requirement.  By June of each odd-numbered year, NSP-Wisconsin must submit a rate filing for the test year period beginning the following January. The filing procedure and review generally allow the PSCW sufficient time to issue an order and implement new base rates effective with the start of the test year.

Fuel and Purchased Energy Cost Recovery Mechanisms — NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers.  Instead, it has a procedure that compares actual monthly and anticipated annual fuel costs with those costs that were included in the latest retail electric rates. If the comparison results in a difference of 2 percent above base rates or 0.5 percent below, the PSCW may hold hearings limited to fuel costs and revise rates upward or downward. Any revised rates would remain in effect until the next rate change. The adjustment approved is calculated on an annual basis, but applied prospectively.  NSP-Wisconsin’s wholesale electric rate schedules provide for adjustments to billings and revenues for changes in the cost of fuel and purchased energy.

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

Pending and Recently Concluded Regulatory Proceedings - FERC

MISO Operations —NSP-Wisconsin is a member of the MISO. MISO is an RTO that provides regional transmission tariff administration services for electric transmission systems, including those of NSP-Wisconsin.  In 2002, NSP-Wisconsin received all required regulatory approvals to transfer functional control of their high voltage (100 KV and above) transmission systems to the MISO. The MISO membership grants MISO functional control over the operations of these facilities and the facilities of certain neighboring electric utilities.

On April 1, 2005, MISO initiated a regional wholesale energy market using LMP and FTR’s Day 2 market pursuant to its TEMT.  While it is anticipated the Day 2 market will provide efficiencies through a region-wide generation dispatch and increased reliability, as well as long-term benefits through dispatch of power from the most cost-effective sources of generation or transmission, there are costs associated with the Day 2 market.  NSP-Wisconsin has requested recovery of these costs within its respective jurisdictions.  For further discussion, see Pending and Recently Concluded Regulatory Proceedings – PSCW.

Within MISO, an independent market monitor reviews market bids and prices to identify any unusual activity.  The FERC has notified Xcel Energy that it is investigating pricing and market-related issues.  Xcel Energy and other market participants continue to work with MISO, the independent market monitor and the FERC to resolve Day 2 market implementation issues such as dispatch methods and settlement calculation details.  Xcel Energy also intends to work with these parties to resolve any identified issues.

New business processes, systems and internal controls over financial reporting were planned and implemented by Xcel Energy and MISO during the second quarter of 2005 to conduct business within the MISO Day 2 market.  Xcel Energy continues to validate these changes and to review the energy costs and revenues determined by MISO.  Xcel Energy and other market participants have disputed certain transactions.

MISO Long Term Transmission Pricing - On Oct. 7, 2005, MISO filed proposed tariff revisions that would allow MISO to regionalize the cost of certain future high voltage transmission lines owned by specific transmission owners but constructed pursuant to the MISO transmission expansion plan.  The proposed tariffs reflect stakeholder input to MISO.  MISO proposed the tariff revisions be effective on Feb. 4, 2006.  Xcel Energy generally supports the proposed tariff revisions, which should encourage transmission construction by regionalizing a share of the cost of projects providing regional benefits.  Comments on or protests to the proposed tariff revisions were filed at FERC in late 2005.  In February 2006, the FERC issued an order accepting the tariff revisions, subject to modifications and additional procedures.  Xcel Energy cannot predict the ultimate impact of the MISO tariff proposed at this time.

MISO/PJM SECA - On Nov. 18, 2004, FERC issued an order approving portions of a plan providing for continued use of “license plate” rates for the MISO/PJM region, but rejecting proposed transition payments to compensate transmission owners for reductions in transmission revenues.  FERC instead ordered the MISO and PJM to file a Seams Elimination Charge Adjustment (SECA) transition mechanism.  The replacement compliance filings were effective Dec. 1, 2004.  The FERC order eliminates any transition payments and the SECA filings instead provide for both revenues and payments that net to approximately $86,000 in revenues per month to NSP-Minnesota and NSP-Wisconsin in 2005.

Various parties sought rehearing of the Nov. 18, 2004 order and/or filed objections to the Nov. 24, 2004 SECA compliance filings.  On Feb. 10, 2005, the FERC issued an order accepting the SECA filings effective Dec. 1, 2004, subject to refund, and set the proposals for hearings.  The SECA proposals are now in hearings at the FERC.  Certain parties have proposed a regional average transition charge, which could shift costs to NSP-Minnesota and NSP-Wisconsin, effective Dec. 1, 2004.  Xcel Energy has opposed these regionalized approaches.  The final FERC decision is expected to be issued by year-end 2006.  Under the FERC orders, the SECA transition charges are set to expire Mar. 31, 2006.

Pending and Recently Concluded Regulatory Proceedings - PSCW

MISO Cost Recovery - On Mar. 29, 2005, NSP-Wisconsin received an order from the PSCW granting its requests to defer the costs and benefits attributable to the start-up of the MISO Day 2 energy market.  NSP-Wisconsin also received an order granting its request to record energy market transactions on a net basis. The netting of transactions is consistent with the approach envisioned by the FERC in approving the transmission and energy markets tariff and is consistent with generally accepted accounting principles.  On Sept. 22, 2005, the PSCW opened an investigation to obtain information from interested persons related to MISO policy development that is beneficial to ratepayers and that protects the public interest.  On Oct. 18, 2005, the PSCW solicited comments on the PSCW staff proposal regarding rate and accounting treatment of MISO revenues and costs, as well as a request to escrow MISO Day 2 energy market costs until 2008.  On Nov. 17, 2005, NSP-Wisconsin and other Wisconsin utilities filed comments on the PSCW staff proposal clarifying the utilities’ position on their interpretation of the previously granted deferral order.  NSP-Wisconsin will continue to work with the PSCW and other utilities to address the longer-term issue related to MISO policies.

NSP-Wisconsin 2005 Fuel Cost Recovery - On April 22, 2005, NSP-Wisconsin filed an application with the PSCW to increase electric rates by $10 million, or 2.7 percent, annually to provide for recovery of forecasted increased costs of fuel and purchased power over the balance of 2005.  The March 2005 actual fuel costs were approximately 13 percent higher than authorized recovery in current base rates, and the forecast for the remainder of 2005 showed costs outside the previously established annual range by 9.6 percent.  On May 18, 2005, the PSCW issued an order approving interim rates at the level requested, effective May 19, 2005.  This rate increase generated an estimated $6.5 million in additional revenue for NSP-Wisconsin in 2005.  Under the provisions of the Wisconsin fuel rules, any difference between interim rates and final rates is subject to refund.  A public hearing was held on Aug. 23, 2005, and on Sept. 28, 2005, the PSCW issued a final order approving an increase of $11.6 million, or 3.1 percent annually.  Because the final rates were slightly higher than interim rates authorized in May 2005, no refund was necessary.  With an effective date of Oct. 1, 2005, final rates collected approximately $0.4 million in incremental revenue, as compared to interim rates, over the last three months of 2005.

On Oct. 14, 2005, NSP-Wisconsin filed an application with the PSCW to increase the amount of the authorized fuel and purchased power surcharge by $8.9 million or 2.3 percent on an annual basis.  This additional request was due to dramatic increases in the cost of natural gas and purchased power since the surcharge amount was set in mid-August.  September 2005 actual fuel costs were approximately 38 percent higher than authorized recovery in current rates, and the forecast for the remainder of 2005 showed costs outside the annual range by 7.5 percent.  A PSCW order authorizing an increase in the amount of the surcharge on an interim basis, subject to refund, was issued Nov. 10, 2005, and NSP-Wisconsin collected approximately $1.3 million in additional revenue over the remainder of 2005.  The surcharge was discontinued with the implementation of new 2006 base rates, which went into effect Jan. 9, 2006.  A final hearing in the 2005 fuel surcharge case was held Feb. 10, 2006, to determine whether any refund of interim rates is necessary.  NSP-Wisconsin and PSCW staff both filed testimony indicating that actual fuel costs for the period in question exceeded levels assumed in setting interim rates, and no refund is necessary.  A final PSCW decision is expected in the first quarter of 2006.

NSP-Wisconsin 2006 General Rate Case – In 2005, NSP-Wisconsin, requested an electric revenue increase of $58.3 million and a natural gas revenue increase of $8.1 million, based on a 2006 test year, an 11.9 percent return on equity and a common equity ratio of 56.32 percent.  On Jan. 5, 2006, the PSCW approved an electric revenue increase of $43.4 million and a natural gas revenue increase of $3.9 million, based on an 11.0 percent return on equity and a 54-percent common equity ratio target.  The new rates were effective Jan. 9, 2006.  The order authorized the deferral of an additional $6.5 million in costs related to nuclear decommissioning and manufactured gas plant site clean up for recovery in the next rate case.  The order also prohibits NSP-Wisconsin from paying dividends above $42.7 million, if its actual calendar year average common equity ratio is or will fall below 54.03 percent.  It also imposes an asymmetrical electric fuel clause bandwidth of positive 2 percent to negative 0.5 percent outside of which NSP-Wisconsin would be permitted to request or be required to change rates.

Capacity and Demand

Assuming normal weather during 2006, uninterrupted system peak demand for the NSP System’s electric utility for each of the last three years and the forecast for 2006 is listed below.

	System Peak Demand (in MW)
	2003	2004	2005	2006 Forecast

NSP System	8,868	8,665	9,212	9,401

The peak demand for the NSP System typically occurs in the summer. The 2005 uninterrupted system peak demand for the NSP System occurred on June 23, 2005.

Energy Sources and Related Initiatives

The NSP System expects to use existing electric generating stations; purchases from other utilities, independent power producers and power marketers; demand-side management options; and phased expansion of existing generation at select power plants to meet its net dependable system capacity requirements.

Purchased Power — Through the Interchange Agreement, NSP-Wisconsin receives power purchased by NSP-Minnesota from other utilities and nonregulated energy suppliers. Capacity, typically measured in KW or MW, is the measure of the rate at which a particular generating source produces electricity. Energy, typically measured in Kwh or Mwh, is a measure of the amount of electricity produced from a particular generating source over a period of time. Long-term purchase power contracts typically require a periodic payment to secure the capacity from a particular generating source and a charge for the associated energy actually purchased from such generating source.

On behalf of the NSP System, NSP-Minnesota also makes short-term firm and non-firm purchases to replace generation from company-owned units that are unavailable due to maintenance and unplanned outages, to provide the utility’s reserve obligation, to obtain energy at a lower cost than that which could be produced by other resource options, including company-owned generation and/or long-term purchase power contracts, and for various other operating requirements.

NSP System Resource Plan — On Nov. 1, 2004, NSP-Minnesota filed its 2004 resource plan with MPUC.  The resource plan projects a need for an additional 3,100 MW of electricity resources during the next 15 years, based on an anticipated growth in demand of 1.61 percent annually, or approximately 170 MW per year, during the period.  The resource plan:

•     identifies the need for adding up to 1,125 MW of new base-load electricity generation by 2015;

•     recommends a new resource acquisition process that includes multiple options for consideration, including generation built by NSP-Minnesota;

•     recommends increasing energy-saving goals for demand-side energy management programs by nearly 17 percent;

•     recommends extending the operating licenses for the Prairie Island and Monticello nuclear plants by 20 years (on Jan. 18, 2005, NSP-Minnesota applied for a certificate of need in Minnesota for a dry spent-fuel storage facility at the Monticello plant, and plans to file an application with the federal government to extend the Monticello plant’s license and to make similar filings for the Prairie Island plant in 2008);

•     assumes nearly 1,700 MW of wind power with most developed on NSP-Minnesota’s system;

•     identifies the need for obtaining up to 550 MW of new power resources for peak usage times by 2015 depending on the amount and timing of any base-load resources acquired; and

•     cites the importance of ensuring that sufficient transmission resources are available to move electricity from generation sources.

On Aug. 1, 2005, the Minnesota Department of Commerce filed comments that Xcel Energy had overestimated its forecast and that there was no need for new resources until 2015.  Other parties filed various comments relating to the environmental impacts of the plan, the use of renewable fuels, the need to construct a 600 MW integrated gasification combined-cycle facility in Northern Minnesota, and the Company’s monitoring of the Northern Flood Agreement between the Province of Manitoba and various Canadian First Nations.

On Nov. 23, 2005, Xcel Energy filed updated analysis and replies with the MPUC.  The updated analysis supported our original forecast and identified upgrades to certain existing facilities that could provide cost-effective base load energy to our customers and defer the need for new base load until 2015.  Accompanying these comments was a report detailing our examination of new base load options.  On the same day, the Minnesota Department of Commerce filed a proposal to select base load resources through a certificate of need process rather than a bidding process.  We expect the MPUC to make a final ruling on the Resource Plan and the bidding process in the first half of 2006.

Purchased Transmission Services —NSP-Wisconsin and NSP-Minnesota have contractual arrangements with MISO to deliver power and energy to NSP System native load customers.  Point-to-point transmission services typically include a charge for the specific amount of transmission capacity being reserved. Network transmission services include a charge based on the transmission customer’s monthly peak demand.

Fuel Supply and Costs

For the NSP System, the following table shows the delivered cost per MMBtu of each significant category of fuel consumed for electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels during such years.

NSP System	Coal*		Nuclear		Natural Gas		Average Fuel
Generating Plants	Cost	Percent	Cost	Percent	Cost	Percent	Cost

2005	$1.04	60%	$0.46	36%	$8.32	3%	$1.11
2004	$0.99	61%	$0.44	37%	$6.48	2%	$0.92
2003	$0.99	61%	$0.43	36%	$5.80	2%	$0.90

*Includes refuse-derived fuel and wood

See additional discussion of fuel supply and costs under Risks Associated with Our Business under Item 1A.

Fuel Sources — Coal inventory levels vary widely among plants.  However, the NSP System normally maintains no less than 30 days of coal inventory at each plant site.  Estimated coal requirements at NSP-Minnesota and NSP-Wisconsin’s major coal-fired generating plants are approximately 13.3 million tons per year.  NSP-Minnesota and NSP-Wisconsin have long-term contracts providing for the delivery of up to 99 percent of 2006 coal requirements. Coal delivery may be subject to short-term interruptions or reductions due to transportation problems, weather, and availability of equipment.

NSP-Wisconsin and NSP-Minnesota expect that all of the coal burned in 2006 will have an average sulfur content of less than 0.75 percent.  The NSP System has contracts for a maximum of 35.8 million tons of low-sulfur coal for the next 3 years.  The contracts are with 1 Montana coal supplier, 3 Wyoming suppliers and 1 Minnesota oil refinery, with expiration dates in 2006 and 2007.

To operate NSP-Minnesota’s nuclear generating plants, NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication. The contract strategy involves a portfolio of spot purchases and medium- and long-term contracts for uranium, conversion and enrichment.

•     Current nuclear fuel supply contracts cover 100 percent of uranium requirements through 2006 and 91.8 percent of the 2007 requirements with no coverage of requirements for 2008 and beyond. Contracts with additional uranium concentrates suppliers are currently in various stages of negotiation that are expected to provide a portion of the requirements through 2016.

•     Current contracts for conversion services requirements cover 100 percent of the requirements for 2006 and 53 percent for 2007. Approximately 43 percent of the requirements are covered for 2008 through 2010 with no current coverage of requirements for 2011 and beyond. A contract with an additional conversion services supplier is nearing completion that is expected to provide additional coverage for 2007 through 2011.

•     Current enrichment services contracts cover 100 percent of the 2006 requirements. Approximately 30 percent of the 2007 through 2010 requirements are currently covered with no coverage of requirements for 2011 and beyond. These current contracts expire at varying times between 2006 and 2010. Contracts with additional enrichment services suppliers are currently in various stages of negotiation that are expected to supply additional coverage from 2007 through 2010.

•     Fuel fabrication for Monticello is covered through 2010.  Fuel fabrication is 100 percent committed for Prairie Island Unit 1 through 2006 and Prairie Island Unit 2 is covered for the 2006 fuel fabrication services under an amendment signed in 2005.  NSP-Minnesota and NMC are currently in negotiations with Westinghouse to pursue fuel fabrication for Prairie Island plant needs beyond the current fuel contracts.

NSP-Minnesota expects sufficient uranium, conversion and enrichment to be available for the total fuel requirements of its nuclear generating plants. Contracts for additional uranium and enrichment services are currently being negotiated that would provide additional supply requirements through 2016 for uranium and 2010 for enrichment services.

The NSP System uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers.  Natural gas supplies for power plants are procured under short-, intermediate- and long-term contracts which expire in various years from 2006 through 2027 in order to provide an adequate supply of fuel.  Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2005, NSP-Minnesota’s commitments related to these contracts was approximately $127 million.  The NSP System has current fuel oil inventory adequate to meet anticipated 2006 requirements and also has access to the spot market to buy more oil, if needed.

NSP-Wisconsin Electric Operating Statistics

	Year Ended Dec. 31,
	2005		2004		2003
Electric Sales (Millions of Kwh)
Residential	1,928		1,844		1,884
Commercial and Industrial	4,176		4,031		3,937
Public Authorities and Other	37		39		40
Total Retail	6,141		5,914		5,861
Wholesale	570		565		567
Total Energy Sold	6,711		6,479		6,428

Number of Customers at End of Period
Residential	204,985		203,433		199,293
Commercial and Industrial	35,590		35,464		34,653
Public Authorities and Other	1,102		1,128		1,098
Total Retail	241,677		240,025		235,044
Wholesale	10		10		10
Total Customers	241,687		240,035		235,054

Electric Revenues (Thousands of Dollars)
Residential	$153,455		$139,360		$141,261
Commercial and Industrial	236,287		213,262		209,286
Public Authorities and Other	4,622		5,321		5,340
Total Retail	394,364		357,943		355,887
Wholesale	27,385		22,568		22,030
Interchange Revenue from NSP-Minnesota	98,604		96,016		92,814
Other Electric Revenues	4,109		2,673		3,096
Total Electric Revenues	$524,462		$479,200		$473,827

Kwh Sales per Retail Customer	25,410		24,639		24,936
Revenue per Retail Customer	$1,631.78		$1,491.27		$1,514.13
Residential Revenue per Kwh	7.96	¢	7.56	¢	7.50	¢
Commercial and Industrial Revenue per Kwh	5.66	¢	5.29	¢	5.32	¢
Wholesale Revenue per Kwh	4.80	¢	3.99	¢	3.89	¢

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

As an LDC, NSP-Wisconsin provides unbundled transportation service to large customers. Transportation service does not have an adverse effect on earnings because the sales and transportation rates have been designed to make them economically indifferent to whether natural gas has been sold and transported or merely transported. However, some transportation customers may have greater opportunities or incentives to physically bypass the LDC’s distribution system.

The most significant recent developments in the natural gas operations of NSP-Wisconsin are the substantial and continuing increases in wholesale natural gas market prices and the continued trend toward declining use per customer by residential customers as a result of improved building construction technologies and higher appliance efficiencies.  From 1995 to 2005, average annual sales to the typical NSP-Wisconsin residential customer declined from 95 Dth per year to 78 Dth per year on a weather-normalized basis.  Although recent wholesale price increases do not directly affect earnings because of gas cost recovery mechanisms, the high prices are expected to encourage further efficiency efforts by customers.

Ratemaking Principles

Summary of Regulatory Agencies and Areas of Jurisdiction — NSP-Wisconsin is regulated by the PSCW and the MPSC.

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

NSP-Wisconsin’s gas rate schedules for Michigan customers include a gas cost recovery factor, which is based on 12-month projections. After each 12-month period, a reconciliation is submitted whereby over-collections are refunded and any under-collections are collected from the customers over the subsequent 12-month period.

Pending and Recently Concluded Regulatory Proceedings – PSCW

See NSP-Wisconsin 2006 General Rate Case discussion under Pending and Recently Concluded Regulatory Proceedings – PSCW in the Electric Utility Operations section above.

Capability and Demand

Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply). The maximum daily send-out (firm and interruptible) for NSP-Wisconsin was 154,040 MMBtu for 2005, which occurred on Jan. 17, 2005.

NSP-Wisconsin purchases natural gas from independent suppliers. The natural gas is delivered under natural gas transportation agreements with interstate pipelines. These agreements provide for firm deliverable pipeline capacity of 122,872 MMBtu/day. In addition, NSP-Wisconsin has contracted with providers of underground natural gas storage services. These storage agreements provide storage for approximately 21 percent of winter natural gas requirements and 29 percent of peak day, firm requirements of NSP-Wisconsin.

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

NSP-Wisconsin is required to file a natural gas supply plan with the PSCW annually to change natural gas supply contract levels to meet peak demand. NSP-Wisconsin’s winter 2005-2006 supply plan was approved by the PSCW in October 2005.

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

2005	$8.64
2004	$7.00
2003	$6.23

The cost of natural gas supply, transportation service and storage service is recovered through various cost recovery adjustment mechanisms.

NSP-Wisconsin has firm natural gas transportation contracts with several pipelines, which expire in various years from 2006 through 2027.

NSP-Wisconsin has certain natural gas supply and transportation agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2005, NSP-Wisconsin was committed to approximately $145 million in such obligations under these contracts.

NSP-Wisconsin purchased firm natural gas supply utilizing short-term agreements from approximately 25 domestic and Canadian suppliers.  This diversity of suppliers and contract lengths allows NSP-Wisconsin to maintain competition from suppliers and minimize supply costs.

See additional discussion of natural gas costs under Factors Affecting Results of Continuing Operations in Management’s Discussion and Analysis under Item 7.

NSP-Wisconsin Natural Gas Operating Statistics

	Year Ended Dec. 31,
	2005	2004	2003
Natural Gas Sales (Thousands of MMBtu)
Residential	6,484	6,618	6,986
Commercial and Industrial	7,977	8,366	8,805
Other	1,045	1,067	1,170
Total Retail	15,506	16,051	16,961
Transportation	4,404	4,378	4,375
Total Deliveries	19,910	20,429	21,336

Number of Customers at End of Period
Residential	86,937	85,888	83,587
Commercial and Industrial	11,490	11,549	11,283
Total Retail	98,427	97,437	94,870
Transportation	22	26	22
Total Customers	98,449	97,463	94,892

Natural Gas Revenues (Thousands of Dollars)
Residential	$76,562	$65,657	$63,091
Commercial and Industrial	78,221	67,256	63,748
Total Retail	154,783	132,913	126,839
Transportation and Other	1,842	1,715	1,280
Total Natural Gas Revenues	$156,625	$134,628	$128,119

MMBtu Sales per Retail Customer	157.54	164.73	178.78
Revenue per Retail Customer	$1,572.57	$1,364.09	$1,336.98
Residential Revenue per MMBtu	$11.81	$9.92	$9.03
Commercial and Industrial Revenue per MMBtu	$9.81	$8.04	$7.24
Transportation and Other Revenue per MMBtu	$0.42	$0.39	$0.29

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

EMPLOYEES

The number of full-time NSP-Wisconsin employees on Dec. 31, 2005 was 538. Of these full-time employees, 417, or 78 percent, are covered under collective bargaining agreements.  See Note 5 to the Consolidated Financial Statements for further discussion. Employees of Xcel Energy Services Inc., a subsidiary of Xcel Energy, provide services to NSP-Wisconsin.

Item 1A — Risk Factors

Risks Associated with Our Business

Our profitability depends in part on our ability to recover costs from our customers and there may be changes in circumstances or in the regulatory environment that impair our ability to recover costs from our customers

We are subject to comprehensive regulation by federal and state utility regulatory agencies, which significantly influences our operating environment and our ability to recover our costs from utility customers. The state utility commissions regulate many aspects of our operations including siting and construction of facilities, customer service and the rates that we can charge customers.

Our profitability is dependent on our ability to recover costs related to providing energy and utility services to our customers. We currently provide service at rates approved by several regulatory commissions.  These rates are generally regulated based on an analysis of the utility’s expenses incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our expenses at any given time.  While rate regulation is premised on providing a reasonable opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that a regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.   Although we believe that the current regulatory environment applicable to our business would permit us to recover the costs of our utility services, it is possible that there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

The FERC has jurisdiction over wholesale rates for electric transmission service, electric energy sold at wholesale in interstate commerce, hydro facility licensing and certain other activities. Federal, state and local agencies also have jurisdiction over many of our other activities, including regulation of retail rates and environmental matters.

We are unable to predict the impact on our operating results from the future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations.

We are subject to commodity price risk, credit risk and other risks associated with energy markets.

We engage in wholesale sales and purchases of electric capacity, energy and energy-related products and, accordingly, are subject to commodity price risk, credit risk and other risks associated with these activities.

We are exposed to market and credit risks in our generation, distribution, commodity acquisition and short-term wholesale.  To minimize the risk of market price fluctuations and product availability, we enter into physical and financial contracts to hedge both price and availability risk associated with purchase and sale commitments, fuel requirements and inventories of coal, natural gas, fuel oil and energy and energy related products.  However, these contracts do not completely eliminate risks, including commodity price changes, market supply shortages, credit risk and interest rate changes. The impact of these variables could result in our inability to fulfill contractual obligations, significantly higher energy or fuel costs relative to corresponding sales commitments or increased interest expense.

Credit and performance risk includes the risk that counterparties that owe us money or product will breach their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

We are subject to environmental laws and regulations, compliance with which could be difficult and costly.

We are subject to a number of environmental laws and regulations affecting many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the management of wastes and hazardous substances.  These laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Environmental laws and regulations can also require us to perform environmental remediations and to install pollution control equipment at our facilities.  Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us.  We must pay all or a portion of the cost to remediate sites where our past activities, or the activities of certain other parties, caused environmental contamination.  At Dec. 31, 2005, these sites included:

• the site of former manufactured gas plants operated by us or our predecessors and

• third party sites, such as landfills, to which we are alleged to be a potentially responsible party that sent hazardous materials and   wastes.

In addition, we cannot assure you that existing environmental laws or regulations will not be revised or that new laws or regulations seeking to protect the environment will not be adopted or become applicable to us or that we will not identify in the future conditions that will result in obligations or liabilities under existing environmental laws and regulations.  Revised or additional laws or regulations which result in increased compliance costs or additional operating restrictions, or currently unanticipated costs or restrictions under existing laws or regulations, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our results of operations.

We share in the electric production and transmission costs of the NSP-Minnesota system, which is integrated with our system. Accordingly, our costs may be increased due to increased costs associated with NSP-Minnesota’s system.

Our electric production and transmission system is managed on an integrated basis with the electric production and transmission system of NSP-Minnesota. As discussed above, pursuant to the Interchange Agreement between NSP-Minnesota and us we share, on a proportional basis, all costs related to the generation and transmission facilities of the entire integrated NSP System, including capital costs. Accordingly, if the costs to operate the NSP System increase, or revenue decreases, whether as a result of state or federally mandated improvements or otherwise, our costs could also increase as our revenues could decrease, and we cannot guarantee a full recovery of such costs through our rates at the time the costs are incurred.

Although we do not own any nuclear generating facilities, because our production and transmission system is operated on an integrated basis with NSP-Minnesota’s production and transmission system, we may be subject to risks associated with NSP-Minnesota’s nuclear generation.

Our electric production and transmission system is managed on an integrated basis with the electric production and transmission system of NSP-Minnesota through the Interchange Agreement.

NSP-Minnesota’s two nuclear stations, Prairie Island and Monticello, subject it to the risks of nuclear generation, which include:

•      the risks associated with storage, handling and disposal of radioactive materials and the current lack of a long-term disposal solution for radioactive materials;

•      limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and

•      uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could necessitate substantial capital expenditures at NSP-Minnesota’s nuclear plants. In addition, although we have no reason to anticipate a serious nuclear incident, if an incident did occur, it could have a material adverse effect on our results of operations or financial condition. Furthermore, the non-compliance of other nuclear facilities operators with applicable regulations or the occurrence of a serious nuclear incident at other facilities could result in increased regulation of the industry as a whole, which could then increase NSP-Minnesota’s compliance costs and impact the results of operations of its facilities.

Recession, grid disturbances, acts of war or terrorism could negatively impact our business.

The consequences of a prolonged recession and adverse market conditions may include the continued uncertainty of energy prices and the capital and commodity markets. We cannot predict the impact of any economic slowdown or fluctuating energy prices. However, such impact could have a material adverse effect on our financial condition and results of operations.

Also, because our generation and transmission systems are part of an interconnected regional grid, we face the risk of possible loss of business due to a disruption or black-out caused by an event (severe storm, generator or transmission facility outage) on a neighboring system or the actions of a neighboring utility, similar to the Aug. 14, 2003 black-out in portions of the eastern U.S. and Canada. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material adverse impact on our financial condition and results of operation.

The conflict in Iraq and any other military strikes or sustained military campaign may affect our operations in unpredictable ways and may cause changes in the insurance markets, force us to increase security measures and cause disruptions of fuel supplies and markets, particularly with respect to natural gas and purchased energy. The possibility that infrastructure facilities, such as electric generation, transmission and distribution facilities, would be direct targets of, or indirect casualties of, an act of war may affect our operations. War and the possibility of further war may have an adverse impact on the economy in general. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth. Instability in the financial markets as a result of war may also affect our ability to raise capital.

Further, like other operators of major industrial facilities, our generation plants, fuel storage facilities and transmission and distribution facilities may be targets of terrorist activities that could result in disruption of our ability to produce or distribute some portion of our energy products. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair and insure our assets, which could have a material adverse impact on our financial condition and results of operations.  The potential for terrorism has subjected our operations to increased risks and could have a material adverse effect on our business.  While we have already incurred increased costs for security and capital expenditures in response to these risks, we may experience additional capital and operating costs to implement security for our plants, such as additional physical plant security and additional security personnel.

The insurance industry has also been affected by these events.  To date, we have been able to obtain insurance at satisfactory levels and terms; however, the availability of insurance covering risks we and our competitors typically insure against may decrease.  In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

Reduced coal availability could negatively impact our business.

NSP-Wisconsin’s coal generation portfolio is heavily dependent on coal supplies located in the Powder River Basin of Wyoming.  Approximately 60 percent of  NSP’s annual coal requirement comes from this area. Coal generation comprises approximately 60 percent of NSP’s annual generation.  In the first half of 2005, we began experiencing disruptions in our coal deliveries from the Powder River Basin, which continued throughout the year and are expected to continue at least through part of 2006.  In response to these disruptions NSP-Wisconsin mitigated the impact of reduced coal deliveries, by modifying the dispatch of certain facilities to conserve coal inventories. Despite these efforts, coal inventories have declined to below target levels. While we have secured under contract approximately 99 percent of our anticipated 2006 coal requirements, we cannot predict with any certainty the likelihood of receiving the required coal.  This factor, combined with the currently low inventory levels, has led us to continue coal mitigation.  While we are planning to rebuild inventories during 2006, there is no guarantee that we will be able to do so.  The ultimate impact of coal availability cannot be fully assessed at this time, but could impact our future results.

Rising energy prices could negatively impact our business.

A variety of market factors have contributed to higher natural gas prices.  The direct impact of these higher costs is generally mitigated for NSP-Wisconsin through recovery of such costs from customers through various fuel cost recovery mechanisms.  However, higher fuel costs could significantly impact the results of operations, if requests for recovery are unsuccessful.  In addition, the higher fuel costs could reduce customer demand or increase bad debt expense, which could also have a material impact on NSP-Wisconsin’s results of operations.  Delays in the timing of the collection of fuel cost recoveries as compared with expenditures for fuel purchases are expected to have an impact on the cash flows of NSP-Wisconsin.  NSP-Wisconsin is unable to predict the future natural gas prices or  the ultimate impact of such prices on its results of operations or cash flows.

Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by milder weather.

Our electric and natural gas utility businesses are seasonal businesses and weather patterns can have a material impact on our operating performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our service territory and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. We expect that unusually mild winters and summers would have an adverse effect on our financial condition and results of operations.

Our natural gas distribution activities involve numerous risks that may result in accidents and other operating risks and costs.

There are inherent in our natural gas distribution activities a variety of hazards and operating risks, such as leaks, explosions and mechanical problems, that could cause substantial financial losses.  In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us.  In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses.  The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations.  For our distribution lines located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damages resulting from these risks is greater.

Increasing costs associated with our defined benefit retirement plans, health care plans and other employee-related benefits may adversely affect our results of operations, financial position, or liquidity.

We have defined benefit and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our earnings and funding requirements.  Based on our assumptions at Dec. 31, 2005 and assuming continuation of the current federal interest rate relief beyond 2005, in order to maintain required funding levels for our pension plans, we do not expect to make required future contributions.  However, contributions could be required in the future.

In addition to the costs of our retirement plans, the costs of providing health care benefits to our employees and retirees have increased substantially in recent years.  We believe that our employee benefit costs, including costs related to health care plans for our employees and former employees, will continue to rise.  The increasing costs and funding requirements with our defined benefit retirement plan, health care plans and other employee benefits may adversely affect our results of operations, financial position, or liquidity.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.

We cannot assure you that any of our current ratings or those of our affiliates will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Adverse developments at our affiliates could have an impact on our credit ratings.  Any future downgrade could increase the cost of short-term borrowings but would not result in any defaults or accelerations as a result of the rating changes.  Any downgrade could also lead to higher long-term borrowing costs.

As we are a subsidiary of Xcel Energy, we may be negatively affected by events at Xcel Energy and its affiliates.  If Xcel Energy were to become obligated to make payments under various guarantees and bond indemnities or to fund its other contingent liabilities, or if Xcel Energy’s credit ratings and access to capital were restricted, this could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

As of Dec. 31, 2005, the Xcel Energy holding company had approximately $5.9 billion of long-term debt and $1.6 million of short-term debt or current maturities.  Xcel Energy provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries of specified agreements or transactions.  Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2005, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $52.4 million and no known exposure.  Xcel Energy has also provided indemnities to sureties in respect of bonds for the benefit of its subsidiaries.  The total amount of bonds with these indemnities outstanding as of Dec. 31, 2005, was approximately $132.9 million.  Xcel Energy’s total exposure under these indemnities cannot be determined at this time.  Xcel Energy believes that the exposure is significantly less than the total amount of bonds outstanding.  If Xcel Energy were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund the other contingent liabilities, it could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek, within certain regulatory and other limitations and the limitations provided by corporate law, additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

If either Standard & Poor’s or Moody’s were to downgrade Xcel Energy’s credit rating below investment grade, Xcel Energy may be required to provide credit enhancements in the form of cash collateral, letters of credit or other security to satisfy part or potentially all of these exposures.  If either Standard & Poor’s or Moody’s were to downgrade Xcel Energy’s debt securities below investment grade, it would increase Xcel Energy’s cost of capital and restrict its access to the capital markets.  This could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek additional or accelerated funding from us in the form of dividends.  If such even were to occur, we may need to seek alternative sources of funds to meet our cash needs.

We rely on Xcel Energy Services Inc., a subsidiary service company of Xcel Energy, for many administrative services.  If Xcel Energy were to experience severe financial difficulties, it could temporarily disrupt the provision of these services or a require us to provide these services ourselves, at potentially greater cost.

We are a wholly owned subsidiary of Xcel Energy.  Xcel Energy can exercise, within certain regulatory and other limitations and the limitations provided by corporate law, substantial control over our dividend policy and business and operations and may exercise that control in a manner that may be perceived to be adverse to our interests.

Our board of directors, as well as many of our executive officers, are officers of Xcel Energy.  Our board makes determinations with respect to the following:

•      our payment of dividends;

•      decisions on our financings and our capital raising activities;

•      mergers or other business combinations; and

•      our acquisition or disposition of assets.

We have historically paid quarterly dividends to Xcel Energy.  In 2005, 2004 and 2003 we paid $45.7 million, $49.4 million and $50.1 million of dividends to Xcel Energy, respectively.  Our board of directors could decide to increase dividends, within the limitations of our approved capital structure, financial covenants and credit rating objectives, to Xcel Energy to support its cash needs.  This could adversely affect our liquidity.  The amount of dividends that we can pay is also limited to some extent by our indenture for our first mortgage bonds.

Item 1B — Unresolved SEC Staff Comments

None

Item 2 — Properties

Virtually all of the utility plant of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Electric utility generating stations:

Station, City and Unit	Fuel	Installed	Summer 2005 Net Dependable Capability (MW)
Combustion Turbine:
Flambeau Station — Park Falls, WI 1 Unit	Natural Gas/Oil	1969	13
Wheaton — Eau Claire, WI 6 Units	Natural Gas/Oil	1973	353
French Island — La Crosse, WI 2 Units	Oil	1974	147
Steam:
Bay Front — Ashland, WI 3 Units	Coal/Wood/Natural Gas	1945 - 1960	73
French Island — La Crosse, WI 2 Units	Wood/RDF*	1940 - 1948	29
Hydro:
19 Plants		Various	254
Total			869

*              RDF is refuse-derived fuel, made from municipal solid waste.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2005:

Conductor Miles

345 KV	1,312
161 KV	1,494
115 KV	1,529
Less than 115 KV	31,561

NSP-Wisconsin had 202 electric utility transmission and distribution substations at Dec. 31, 2005.

Natural gas utility mains at Dec. 31, 2005:

Miles
Transmission	—
Distribution	2,113

Item 3 — Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against NSP-Wisconsin. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Stray Voltage

On Nov. 13, 2001, Ralph and Karline Schmidt filed a complaint in Clark County, Wisconsin against NSP-Wisconsin. Plaintiffs allege that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.0 million and pre-verdict interest of $1.2 million.  In addition, plaintiffs allege an unspecified amount of damages related to nuisance.  On March 21, 2005 the trial court granted NSP-Wisconsin’s summary judgment motion on the bases of the statute of limitations and the filed doctrine.  Plaintiffs’ appeal is pending in District IV, Court of Appeals.

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

On March 1, 2002, NSP-Wisconsin was served with a lawsuit commenced by James and Grace Gumz and Michael and Susan Gumz in Marathon County Circuit Court, Wisconsin, alleging that electricity supplied by NSP-Wisconsin harmed their dairy herd and caused them personal injury.  In 2004, the trial court granted partial summary judgment to NSP-Wisconsin, dismissing plaintiff’s claims for strict products liability, trespass, pre-verdict interest, personal injury and treble damage claims.  As a result of these rulings and some modifications by the plaintiffs in their damage calculations, the plaintiffs’ alleged compensatory damages have been reduced to approximately $901,000 and an unspecified amount for nuisance.  On March 4, 2005, a verdict in the amount of  approximately $533,000 was returned against NSP-Wisconsin.  On April 12, 2005, the trial court denied plaintiffs’ and NSP-Wisconsin’s motions after verdict and entered judgment on the verdict.  In May 2005, NSP-Wisconsin appealed the trial court judgment.  Plaintiffs have filed a cross-appeal with respect to the trial court’s dismissal of the treble damages claim.  The appeal is pending in District III, Court of Appeals.

Manufactured Gas Plant Insurance Coverage Litigation

In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire, and LaCrosse, Wis. In lieu of participating in discussions, on Oct. 28, 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court. On Nov. 12, 2003, NSP-Wisconsin commenced suit in Wisconsin state circuit court against St. Paul Fire & Marine Insurance Co. and its other insurers. Subsequently, the Wisconsin court denied the insurers’ motion to stay the Wisconsin case pending resolution of the Minnesota action.  On Jan. 6, 2005, the Minnesota court issued an injunction prohibiting NSP-Wisconsin from prosecuting the Wisconsin action.  The injunction was stayed pending appeal.  On Dec. 27, 2005, the Minnesota Court of Appeals upheld the issuance of the anti-suit injunction.  On Jan. 26, 2006, NSP-Wisconsin submitted for filing its petition for review with the Minnesota Supreme Court.  On Jan. 13, 2006, the Minnesota trial court extended its stay of the anti-suit injunction until Feb. 28, 2006, or until the Minnesota Supreme Court denies NSP-Wisconsin’s petition for review, whichever occurs first.  If the petition for review is accepted after February 28, 2006, the parties may seek leave to re-instate the stay.  Trial in the Minnesota action is scheduled to commence on Nov. 6, 2006.  A status conference in the Wisconsin action is scheduled for Feb. 23, 2006.  Trial in the Wisconsin action is scheduled to begin in January 2007.

On Jan. 10, 2006, NSP-Wisconsin, entered into a confidential settlement agreement with St. Paul Mercury Insurance Company, St. Paul Fire and Marine Insurance Company and The Phoenix Insurance Company (St. Paul Companies), and the St. Paul Companies have been dismissed from the Minnesota and Wisconsin actions.   The settlement with the St. Paul Companies will not have a material effect on NSP-Wisconsin financial results.

On Feb. 10, 2006, NSP-Wisconsin filed with the Minnesota court a renewed motion for dismissal under the doctrine of forum non conveniens and a motion for dissolution of the anti-suit injunction.  These motions were based upon the changed circumstances resulting from the dismissal of the St. Paul Companies.  The St. Paul Companies were the only Minnesota-based insurers and provided what the trial court viewed as a crucial Minnesota connection supporting its issuance of the anti-suit injunction and denial of NSP-Wisconsin’s February 2004 motion to dismiss under the doctrine of forum non conveniens.  These motions are currently set for hearing on March 13, 2006.

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

NSP-Wisconsin had dividend restrictions imposed by state regulatory commissions, debt agreements and the SEC under the PUHCA limiting the amount of dividends NSP-Wisconsin can pay to Xcel Energy. These restrictions included, but may not have been limited to:

•    maintenance of an equity ratio above 54 percent or limiting dividends to $42.7 million; and

•    payment of dividends only from retained earnings.

With the repeal of the PUHCA, restrictions on the ability of NSP-Wisconsin to declare dividends set out in that statute will no longer apply. However, dividends will be subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts.

The dividends declared during 2005 and 2004 were as follows:

Quarter Ended (Thousands of Dollars)
March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
$11,783	$11,243	$10,695	$10,598

March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
$12,291	$12,352	$12,205	$11,961

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

•     regulation; and

•     the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including Exhibit 99.01 to this Annual Report on Form 10-K for the year ended Dec. 31, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NSP-Wisconsin’s net income was approximately $26.6 million for 2005, compared with approximately $54.4 million for 2004.

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

	Total Electric Utility
	2005	2004
	(Millions of Dollars)
Electric utility revenue	$524	$479
Electric fuel and purchased power	(301)	(217)
Gross margin before operating expenses	$223	$262
Margin as a percentage of revenue	42.6%	54.7%

The following summarizes the components of the changes in base electric revenue and base electric margin for the year ended Dec. 31:

Base Electric Revenue

(Millions of Dollars)	2005 vs 2004
Sales growth (excluding weather impact)	$7
Estimated impact of weather	7
Fuel and purchased power cost recovery	29
Interchange Agreement billing with NSP-Minnesota	3
Wholesale and other	(1)
Total base electric revenue increase	$45

Base Electric Margin

(Millions of Dollars)	2005 vs 2004
Sales growth (excluding weather impact)	$5
Estimated impact of weather	5
Fuel and purchased power cost recovery	(15)
Interchange Agreement billing with NSP-Minnesota	(15)
Interchange Agreement — prior period fixed charge adjustments	(14)
Wholesale and other	(5)
Total base electric margin decrease	$(39)

Natural Gas Utility Margins — The following table details the change in natural gas revenue and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	2005	2004
	(Millions of Dollars)
Natural gas utility revenue	$157	$135
Cost of natural gas sold and transported	(126)	(104)
Natural gas utility margin	$31	$31

The following summarizes the components of the changes in natural gas revenue and margin for the year ended Dec. 31:

Natural Gas Revenue

(Millions of Dollars)	2005 vs 2004
Purchased gas adjustment clause recovery	$23
Other	(1)
Total natural gas revenue increase	$22

Non-Fuel Operating Expense and Other Costs — The following summarizes the components of the changes in other utility operating and maintenance expense for the year ended Dec. 31:

(Millions of Dollars)	2005 vs 2004
Higher interchange expense with NSP-Minnesota (see Note 9)	$4
Higher employee benefit costs	3
Higher transportation fleet costs	1
Lower power plant related costs	(2)
Lower material costs	(2)
Lower litigation costs	(1)
Lower network costs	(1)
Other	(1)
Total other utility operating and maintenance expense increase	$1

Depreciation and amortization expense increased by approximately $4.2 million, or 8.9 percent, for 2005 compared with 2004.  The increase was primarily due to plant additions and increased software amortization.

Allowance for funds used during construction, equity and debt, decreased $2.4 million for 2005 compared with 2004, primarily due to a prior period adjustment, lower rates and lower amounts of construction work in progress.

Interest charges and financing costs for 2005 increased by approximately $1.4 million, or 6.3 percent, compared with 2004, primarily due to higher short-term interest expense related to increased short-term debt balances.

Income tax expense decreased by approximately $20.2 million in 2005 compared with 2004.  The effective tax rate was 36.2 percent for the period ended Dec. 31, 2005, compared with 39.3 percent for the same period in 2004.  The decrease in tax expense and the effective tax rate in 2005 were primarily due to lower income levels.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Derivatives, Risk Management and Market Risk

In the normal course of business, NSP-Wisconsin is exposed to a variety of market risks.  Market risk is the potential loss that may occur as a result of changes in the market or fair value of a particular instrument or commodity.  All financial and commodity-related instruments, including derivatives, are subject to market risk.  These risks, as applicable to NSP-Wisconsin, are discussed in further detail below.

Commodity Price Risk — NSP-Wisconsin is exposed to commodity price risk in its generation and retail distribution operations.  Commodity price risk is managed by entering into both long- and short-term physical purchase and sales contracts for electric capacity, energy, and energy-related products, and for various fuels used in the generation and distribution activities.  Commodity price risk is also managed through the use of financial derivative instruments.  NSP-Wisconsin’s risk-management policy allows it to manage commodity price risk within each rate-regulated operation to the extent such exposure exists, as allowed by regulation.

See Note 7 to the Consolidated Financial Statements for a discussion of the hedging contracts of NSP-Wisconsin.

Interest Rate Risk — NSP-Wisconsin is subject to the risk of fluctuating interest rates in the normal course of business.  NSP-Wisconsin’s risk-management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options, subject to regulatory approval when required.

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

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

Northern States Power Company—Wisconsin

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern States Power Company—Wisconsin and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, common stockholder’s equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern States Power Company—Wisconsin and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 24, 2006

NSP-WISCONSIN

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars)

	Year Ended Dec. 31
	2005	2004	2003
Operating revenues
Electric utility	$524,462	$479,200	$473,827
Natural gas utility	156,625	134,628	128,119
Other	670	667	225
Total operating revenues	681,757	614,495	602,171

Operating expenses
Electric fuel and purchased power	301,219	217,468	225,208
Cost of natural gas sold and transported	126,067	104,056	96,529
Operating and maintenance expenses	122,294	120,880	111,756
Depreciation and amortization	51,217	47,020	46,815
Taxes (other than income taxes)	16,761	16,792	16,456
Total operating expenses	617,558	506,216	496,764

Operating income	64,199	108,279	105,407

Interest and other income (expense) net (see Note 6)	22	100	322
Allowance for funds used during construction — equity	521	2,005	1,375

Interest charges and financing costs:
Interest charges — net of amounts capitalized; includes other financing costs of $1,221, $1,225 and $968, respectively	23,242	21,871	23,249
Allowance for funds used during construction — debt	(133)	(1,087)	(651)
Total interest charges and financing costs	23,109	20,784	22,598

Income before income taxes	41,633	89,600	84,506
Income taxes	15,060	35,215	27,036
Net income	$26,573	$54,385	$57,470

See Notes to Consolidated Financial Statements

NSP-WISCONSIN

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended Dec. 31
	2005	2004	2003
Operating activities
Net income	$26,573	$54,385	$57,470
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,937	48,363	48,072
Deferred income taxes	2,963	6,395	7,122
Amortization of investment tax credits	(785)	(789)	(791)
Allowance for equity funds used during construction	(521)	(2,005)	(1,375)
Changes in accounts receivable	(19,736)	(8,492)	5,358
Change in inventories	(7,843)	(436)	(3,551)
Change in other current assets	(13,210)	(3,070)	(3,258)
Change in accounts payable	20,213	5,984	125
Change in other current liabilities	(134)	4,059	(5,165)
Change in other assets	(15,399)	(6,803)	(5,330)
Change in other liabilities	4,244	(3,266)	(2,912)
Net cash provided by operating activities	49,302	94,325	95,765

Investing activities
Capital/construction expenditures	(59,542)	(57,705)	(57,071)
Allowance for equity funds used during construction	521	2,005	1,375
Other investments	355	89	(149)
Net cash used in investing activities	(58,666)	(55,611)	(55,845)

Financing activities
Short-term borrowings from affiliate — net	32,550	8,490	16,830
Proceeds from issuance of long-term debt	—	(167)	146,080
Repayment of long-term debt	(93)	(34)	(153,158)
Capital contributions from parent	22,529	1,820	476
Dividends paid to parent	(45,682)	(49,412)	(50,109)
Net cash provided by (used in) financing activities	9,304	(39,303)	(39,881)

Net increase (decrease) in cash and cash equivalents	(60)	(589)	39
Net increase in cash and cash equivalents — consolidation of subsidiaries	510	—	—
Net increase in cash and cash equivalents — adoption of FIN No. 46	—	683	—
Cash and cash equivalents at beginning of year	231	137	98
Cash and cash equivalents at end of year	$681	$231	$137

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$21,446	$19,560	$22,186
Cash paid for income taxes (net of refunds received)	$11,004	$25,598	$23,320

See Notes to Consolidated Financial Statements

NSP-WISCONSIN

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	Dec. 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$681	$231
Accounts receivable — net of allowance for bad debts: $1,461 and $1,258, respectively	62,155	51,380
Accounts receivable from affiliates	10,131	1,154
Accrued unbilled revenues	39,925	27,665
Material and supplies inventories — at average cost	4,977	4,709
Fuel inventory — at average cost	8,597	6,295
Natural gas inventory — at average cost	14,520	9,246
Current deferred income taxes	3,406	2,678
Prepaid taxes	14,033	13,471
Derivative instruments valuation — at market	3,798	1,405
Prepayments and other	2,471	3,029
Total current assets	164,694	121,263
Property, plant and equipment, at cost:
Electric utility plant	1,268,623	1,232,525
Natural gas utility plant	155,628	146,749
Common utility and other property	113,542	96,346
Construction work in progress	10,447	20,153
Total property, plant and equipment	1,548,240	1,495,773
Less accumulated depreciation	(612,205)	(575,099)
Net property, plant and equipment	936,035	920,674
Other assets:
Prepaid pension asset	54,767	52,272
Regulatory assets	61,582	50,760
Other investments	6,320	7,800
Other	7,291	7,660
Total other assets	129,960	118,492
Total assets	$1,230,689	$1,160,429

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34	$34
Notes payable to affiliate	64,750	32,200
Accounts payable	39,660	26,993
Accounts payable to affiliates	16,308	9,568
Accrued interest	4,100	4,265
Accrued payroll and benefits	5,493	5,318
Dividends payable to parent	10,597	11,961
Derivative instruments valuation — at market	718	1,060
Other	9,498	9,640
Total current liabilities	151,158	101,039
Deferred credits and other liabilities:
Deferred income taxes	171,083	166,765
Deferred investment tax credits	12,451	13,237
Regulatory liabilities	95,751	91,403
Customer advances for construction	17,734	16,912
Asset retirement obligations (see Note 9)	2,936	—
Benefit obligations and other	26,339	22,952
Total deferred credits and other liabilities	326,294	311,269
Minority interest in subsidiaries	383	100
Commitments and contingencies (see Note 9)
Capitalization (see Statements of Capitalization):
Long-term debt	315,371	315,398
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Premium on common stock	87,806	65,277
Retained earnings	257,346	275,092
Accumulated other comprehensive loss	(969)	(1,046)
Total common stockholder’s equity	437,483	432,623
Total liabilities and equity	$1,230,689	$1,160,429

See Notes to Consolidated Financial Statements

NSP-WISCONSIN

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

(Dollars in Thousands)

	Common Stock		Premium on Common	Retained	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Stock	Earnings	Income (Loss)	Equity

Balance at Dec. 31, 2002	933,000	$93,300	$62,981	$262,459	$(2)	$418,738

Net income				57,470		57,470
Net derivative instrument fair value changes During period, net of tax of $751					(1,122)	(1,122)
Unrealized gain — marketable securities, net of tax of $0					2	2
Comprehensive income for 2003						56,350
Common dividends declared to parent				(50,413)		(50,413)
Contribution of capital by parent			476			476
Balance at Dec. 31, 2003	933,000	$93,300	$63,457	$269,516	$(1,122)	$425,151

Net income				54,385		54,385
Net derivative instrument fair value changes during the period, net of tax of $51					76	76
Comprehensive income for 2004						54,461
Common dividends declared to parent				(48,809)		(48,809)
Contribution of capital by parent			1,820			1,820
Balance at Dec. 31, 2004	933,000	$93,300	$65,277	$275,092	$(1,046)	$432,623

Net income				26,573		26,573
Net derivative instrument fair value changes during the period, net of tax of $51					77	77
Comprehensive income for 2005						26,650
Common dividends declared to parent				(44,319)		(44,319)
Contribution of capital by parent			22,529			22,529
Balance at Dec. 31, 2005	933,000	$93,300	$87,806	$257,346	$(969)	$437,483

See Notes to Consolidated Financial Statements

NSP-WISCONSIN

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(Thousands of Dollars)

	Dec. 31
	2005	2004
Long-Term Debt
First Mortgage Bonds Series due:
Oct. 1, 2018, 5.25%	$150,000	$150,000
Dec. 1, 2026, 7.375%	65,000	65,000
Senior Notes due Oct. 1, 2008, 7.64%	80,000	80,000
City of La Crosse Resource Recovery Bond, Series due Nov. 1, 2021, 6% (a)	18,600	18,600
Fort McCoy System Acquisition, due Oct. 15, 2030, 7%	828	862
Other	1,896	1,955
Unamortized discount	(919)	(985)
Total	315,405	315,432
Less current maturities	34	34
Total long-term debt	$315,371	$315,398

Common Stockholder’s Equity
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares in 2005 and 2004	$93,300	$93,300
Capital in excess of par value on common stock	87,806	65,277
Retained earnings	257,346	275,092
Other comprehensive loss	(969)	(1,046)
Total common stockholder’s equity	$437,483	$432,623

(a) Resource recovery financing

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business and System of Accounts — NSP-Wisconsin is principally engaged in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transportation, distribution and sale of natural gas. NSP-Wisconsin was subject to the regulatory provisions of the PUHCA.  NSP-Wisconsin is also subject to regulation by the FERC and state utility commissions. All of NSP-Wisconsin’s accounting records conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions, which are the same in all material aspects.

On Aug. 8, 2005, President Bush signed into law the Energy Act, significantly changing many federal energy statutes.  The Energy Act is expected to have a substantial long-term effect on energy markets, energy investment, and regulation of public utilities and holding company systems by the FERC, the SEC and the DOE.  The FERC was directed by the Energy Act to address many areas previously regulated by other governmental entities under the statutes and determine whether changes to such previous regulations are warranted.  The issues that the FERC has been required to consider associated with the repeal of the PUHCA include, but are not limited to, the expansion of the FERC authority to review mergers and sales of public utility companies and the expansion of the FERC authority over the books and records of holding companies and public utility companies previously governed by the SEC and the appropriate cost standard for the provision of non-power goods and services by service companies.  The FERC is in various stages of rulemaking on these and other issues.  NSP-Wisconsin cannot predict the impact the new rulemakings will have on its operations or financial results, if any.

Principles of Consolidation — NSP-Wisconsin consolidates subsidiaries for which all significant intercompany transactions and balances are eliminated.

In 2004, NSP-Wisconsin began consolidating the financial statements of a subsidiary in which it has a controlling financial interest, pursuant to the requirements of FASB Interpretation No. 46 as revised (FIN No. 46).  Historically, consolidation has been required only for subsidiaries in which an enterprise has a majority voting interest.  As a result, NSP-Wisconsin is required to consolidate a portion of its affordable housing investments, which for periods prior to 2004 are accounted for under the equity method.  As of Jan. 1, 2004, the assets of the affordable housing investments consolidated as a result of FIN No. 46, as revised, were approximately $5 million and long-term liabilities were approximately $2 million, primarily long-term debt.  The long-term debt is collateralized by the affordable housing projects and is nonrecourse to NSP-Wisconsin.

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

NSP-Wisconsin has various rate adjustment mechanisms in place that currently provide for the recovery of certain purchased natural gas and electric energy costs. These cost adjustment tariffs may increase or decrease the level of costs recovered through base rates and are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred. In addition, NSP-Wisconsin presents its revenue, net of any excise or other fiduciary-type taxes or fees. A summary of significant rate adjustment mechanisms follows:

•              NSP-Wisconsin’s rates include a cost-of-gas adjustment clause for purchased natural gas, but not for purchased electric energy or electric fuel in the Wisconsin retail jurisdiction. In Wisconsin, requests can be made for recovery of those electric costs prospectively through the rate review process, which normally occurs every two years, and an interim fuel-cost hearing process.

•              NSP-Wisconsin sells firm power and energy in wholesale markets, which are regulated by the FERC. Certain of these rates include monthly wholesale fuel cost-recovery mechanisms.

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

Property, Plant, Equipment and Depreciation — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and applicable interest expense. The cost of plant retired is charged to accumulated depreciation and amortization. Removal costs associated with regulatory obligations are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs are charged to expense as incurred. Maintenance and replacement of items determined to be less than units of property are charged to operating expenses as incurred. Property, plant and equipment also include costs associated with other property held for future use.

NSP-Wisconsin determines the depreciation of its plant by using the straight-line method, which spreads the original cost equally over the plant’s useful life. Depreciation expense for NSP-Wisconsin, expressed as a percentage of average depreciable property, for the years ended Dec. 31, 2005, 2004 and 2003 is 3.5 percent, 3.3 percent and 3.3 percent, respectively.

Allowance for Funds Used During Construction (AFDC) — AFDC represents the cost of capital used to finance utility construction activity. AFDC is computed by applying a composite pretax rate to qualified construction work in progress. The amount of AFDC capitalized as a utility construction cost is credited to other income (for equity capital) and interest charges (for debt capital). AFDC amounts capitalized are included in NSP-Wisconsin’s rate base for establishing utility service rates.

Environmental Costs — Environmental costs are recorded when it is probable NSP-Wisconsin is liable for the costs and the liability can be reasonably estimated. Costs may be deferred as a regulatory asset if it is probable that the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. If an environmental expense is related to facilities currently in use, such as emission-control equipment, the cost is capitalized and depreciated over the life of the plant, assuming the costs are recoverable in future rates or future cash flow.

Estimated remediation costs, excluding inflationary increases, are recorded. The estimates are based on experience, an assessment of the current situation and the technology currently available for use in the remediation. The recorded costs are regularly adjusted as estimates are revised and remediation proceeds. If several designated responsible parties exist, costs are estimated and recorded only for NSP-Wisconsin’s share of the cost. Any future costs of restoring sites where operation may extend indefinitely are treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses, which may include final remediation costs.  Removal costs recovered in rates are classified as a regulatory liability.

Legal Costs – Litigation accruals are recorded when it is probable that NSP-Wisconsin is liable for the costs and the liability can be reasonably estimated.  Legal accruals are recorded net of insurance recovery.  Legal costs related to settlements are not accrued, but expensed as incurred.

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

Investment tax credits are deferred and their benefits amortized over the estimated lives of the related property. Utility rate regulation also has created certain regulatory assets and liabilities related to income taxes, which are summarized in Note 10 to the Consolidated Financial Statements. For more information on income taxes, see Note 4 to the Consolidated Financial Statements.

Use of Estimates — In recording transactions and balances resulting from business operations, NSP-Wisconsin uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, asset retirement obligations, decommissioning, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs. The recorded estimates are revised when better information is obtained or actual amounts are determinable. Those revisions can affect operating results. Each year the depreciable lives of certain plant assets are reviewed and revised, if appropriate.

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

Deferred Financing Costs — Other assets include deferred financing costs, which are amortized over the remaining maturity periods of the related debt. NSP-Wisconsin’s deferred financing costs, net of amortization at Dec. 31, 2005 and 2004 are $1.9 million and $2.0 million, respectively.

Accounts Receivable and Allowance for Uncollectibles — Accounts receivable are stated at the actual billed amount net of write-offs and allowance for uncollectibles.  We establish an allowance for uncollectibles based on a reserve policy that reflects our expected exposure to the credit risk of customers.

2.     Short-Term Borrowings

Notes Payable — NSP-Wisconsin has an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  On Dec. 22, 2005, the PSCW issued an order increasing NSP-Wisconsin’s borrowing limit from $50 million to $75 million.  At Dec. 31, 2005 and 2004, NSP-Wisconsin had short-term borrowings related to this intercompany arrangement of $64.0 million and $31.5 million, respectively.  The weighted average interest rates at Dec. 31, 2005 and 2004 were 5.05 percent and 5.20 percent, respectively.

3.     Long-Term Debt

All property of NSP-Wisconsin is subject to the lien of its first mortgage indenture.

Maturities of long-term debt are:

(Millions of Dollars)
2006	$—
2007	—
2008	80
2009	—
2010	—

4.     Income Taxes

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following is a table reconciling such differences for the years ending Dec. 31:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	5.2	5.1	5.0
Life insurance policies	(0.1)	—	(0.1)
Tax credits recognized	(2.1)	(1.1)	(0.9)
Regulatory differences — utility plant items	0.1	(0.6)	(1.0)
Resolution of income tax audits	(0.8)	1.2	(6.1)
Other — net	(1.1)	(0.3)	0.1
Effective income tax rate	36.2%	39.3%	32.0%

Income taxes comprise the following expense (benefit) items for the years ending Dec. 31:

(Thousands of Dollars)	2005	2004	2003
Current federal tax expense	$10,292	$21,294	$17,140
Current state tax expense	2,590	8,339	3,565
Current tax credits	—	(24)	—
Deferred federal tax expense	2,258	7,247	5,276
Deferred state tax expense (benefit)	804	(733)	1,846
Deferred tax credits	(99)	(119)	—
Deferred investment tax credits	(785)	(789)	(791)
Total income tax expense	$15,060	$35,215	$27,036

The components of deferred income tax at Dec. 31 were:

(Thousands of Dollars)	2005	2004
Deferred tax expense excluding items below	$3,590	$8,546
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(577)	(2,098)
Tax expense allocated to other comprehensive income and other	(50)	(53)
Deferred tax expense	$2,963	$6,395

The components of net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

(Thousand of Dollars)	2005	2004
Deferred tax liabilities:
Differences between book and tax bases of property	$142,556	$143,609
Employee benefits	16,935	16,995
Regulatory assets	22,646	18,203
Other	5,924	5,783
Total deferred tax liabilities	$188,061	$184,590

Deferred tax assets:
Deferred investment tax credits	$5,000	$5,309
Regulatory liabilities	4,975	4,903
Tax credit carryforward	1,326	1,203
Other	9,083	9,088
Total deferred tax assets	$20,384	$20,503
Net deferred tax liability	$167,677	$164,087

5. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Xcel Energy offers various benefit plans to its benefit employees, including those of NSP-Wisconsin.  Approximately 56 percent of benefit employees are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2005, NSP-Wisconsin had 417 bargaining employees covered under a collective-bargaining agreement, which expires at the end of 2007.

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

Pension Plan Assets — Plan assets principally consist of the common stock of public companies, corporate bonds and U.S. government securities. In 2004, Xcel Energy completed a review of its pension plan asset allocation and adopted revised asset allocation targets.  The target range for our pension asset allocation is 60 percent in equity investments, 20 percent in fixed income investments and 20 percent in nontraditional investments, such as real estate, timber ventures, private equity and a diversified commodities index.

The actual composition of pension plan assets at Dec. 31 was:

	2005	2004
Equity securities	65%	69%
Debt securities	20	19
Real estate	4	4
Cash	1	1
Nontraditional investments	10	7
	100%	100%

Xcel Energy bases its investment-return assumption on expected long-term performance for each of the investment types included in its pension asset portfolio. Xcel Energy considers the actual historical returns achieved by its asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts. The historical weighted average annual return for the past 20 years for the Xcel Energy portfolio of pension investments is 12.0 percent, which is greater than the current assumption level. The pension cost determinations assume the continued current mix of investment types over the long term. The Xcel Energy portfolio is heavily weighted toward equity securities and includes nontraditional investments that can provide a higher-than-average return.  As is the experience in recent years, a higher weighting in equity investments can increase the volatility in the return levels actually achieved by pension assets in any year. Investment returns in 2005, 2004 and 2003 exceeded the assumed levels of 8.75 percent, 9.0 percent and 9.25 percent, respectively. Xcel Energy continually reviews its pension assumptions. In 2006, Xcel Energy will continue to use an investment return assumption of 8.75 percent.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets, on a combined basis, is presented in the following table:

(Thousands of Dollars)	2005	2004
Accumulated Benefit Obligation at Dec. 31	$2,642,177	$2,575,317

Change in Projected Benefit Obligation
Obligation at Jan. 1	$2,732,263	$2,632,491
Service cost	60,461	58,150
Interest cost	160,985	165,361
Plan amendments	300	—
Actuarial loss	85,558	133,552
Settlements	—	(27,627)
Benefit payments	(242,787)	(229,664)
Obligation at Dec. 31	$2,796,780	$2,732,263

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$3,062,016	$3,024,661
Actual return on plan assets	254,307	284,600
Employer contributions	20,000	10,046
Settlements	—	(27,627)
Benefit payments	(242,787)	(229,664)
Fair value of plan assets at Dec. 31	$3,093,536	$3,062,016

Funded Status of Plans at Dec. 31
Net asset	$296,756	$329,753
Unrecognized prior service cost	214,702	244,437
Unrecognized loss	281,519	176,957
Xcel Energy net pension amounts recognized on balance sheet	$792,977	$751,147

NSP-Wisconsin prepaid pension asset recorded	$54,767	$52,272

Measurement Date	Dec. 31, 2005	Dec. 31, 2004

Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	5.75%	6.00%
Expected average long-term increase in compensation level	3.50%	3.50%

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other pertinent calculations prescribed by the funding requirements of income tax and other pension-related regulations. These regulations did not require cash funding in the years 2003 through 2005 for Xcel Energy’s pension plans, and are not expected to require cash funding in 2006.

Benefit Costs — The components of net periodic pension cost (credit) are:

(Thousands of Dollars)	2005	2004	2003
Service cost	$60,461	$58,150	$67,449
Interest cost	160,985	165,361	170,731
Expected return on plan assets	(280,064)	(302,958)	(322,011)
Curtailment gain	—	—	(17,363)
Settlement gain	—	(926)	(1,135)
Amortization of transition asset	—	(7)	(1,996)
Amortization of prior service cost	30,035	30,009	28,230
Amortization of net (gain) loss	6,819	(15,207)	(44,825)
Net periodic pension credit under SFAS No. 87	$(21,764)	$(65,578)	$(120,920)

NSP-Wisconsin
Net periodic pension credit	$(2,495)	$(5,888)	$(7,827)

Significant Assumptions Used to Measure Costs
Discount rate	6.00%	6.25%	6.75%
Expected average long-term increase in compensation level	3.50%	3.50%	4.00%
Expected average long-term rate of return on assets	8.75%	9.00%	9.25%

Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2006 pension cost calculations will be 8.75 percent. The cost calculation uses a market-related valuation of pension assets, which reduces year-to-year volatility by recognizing the differences between assumed and actual investment returns over a five-year period.

Xcel Energy and its operating utilities also maintain noncontributory, defined benefit supplemental retirement income plans for certain qualifying executive personnel. Benefits for these unfunded plans are paid out of their operating cash flows.

Defined Contribution Plans

Xcel Energy maintains 401(k) and other defined contribution plans that cover substantially all employees. The contributions for NSP-Wisconsin were approximately $0.8 million in 2005, $0.8 million in 2004 and $0.7 million in 2003.

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

The actual composition of postretirement benefit plan assets at Dec. 31 was:

	2005	2004
Equity and equity mutual fund securities	61%	54%
Fixed income/debt securities	17	21
Cash equivalents	21	25
Nontraditional Investments	1	—
	100%	100%

Xcel Energy bases its investment-return assumption for the postretirement health care fund assets on expected long-term performance for each of the investment types included in its postretirement health care asset portfolio. Investment-return volatility is not considered to be a material factor in postretirement health care costs.

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for Xcel Energy postretirement health care plans that benefit employees of its utility subsidiaries is presented in the following table:

(Thousands of Dollars)	2005	2004
Change in Benefit Obligation
Obligation at Jan. 1	$929,125	$775,230
Service cost	6,684	6,100
Interest cost	55,060	52,604
Plan amendments	—	(1,600)
Plan participants’ contributions	12,008	9,532
Actuarial gain (loss)	(3,175)	148,341
Benefit payments	(61,530)	(61,082)
Obligation at Dec. 31	$938,172	$929,125

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$318,667	$285,861
Actual return on plan assets	14,507	21,950
Plan participants’ contributions	12,008	9,532
Employer contributions	68,211	62,406
Benefit payments	(61,530)	(61,082)
Fair value of plan assets at Dec. 31	$351,863	$318,667

Funded Status at Dec. 31
Net obligation	$586,309	$610,458
Unrecognized transition obligation	(103,022)	(117,600)
Unrecognized prior service cost	15,736	17,914
Unrecognized loss	(364,745)	(383,026)
Accrued benefit liability recorded	$134,278	$127,746

NSP-Wisconsin accrued benefit liability recorded	$5,145	$4,603

Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	5.75%	6.00%

Effective Dec. 31, 2004, Xcel Energy raised its initial medical trend assumption from 6.5 percent to 9.0 percent and lowered the ultimate trend assumption from 5.5 percent to 5.0 percent.  The period until the ultimate rate is reached also was increased from two years to six years.  Xcel Energy bases its medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by Xcel Energy’s retiree medical plan.

A 1-percent change in the assumed health care cost trend rate would have the following effects on NSP-Wisconsin:

(Millions of Dollars)
1-percent increase in APBO components at Dec. 31, 2005	$3.9
1-percent decrease in APBO components at Dec. 31, 2005	(3.3)
1-percent increase in service and interest components of the net periodic cost	0.3
1-percent decrease in service and interest components of the net periodic cost	(0.2)

Curtailment and settlement gains resulted from activities of some of Xcel Energy’s nonregulated subsidiaries.

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously. Xcel Energy expects to contribute approximately $75 million during 2006.

Benefit Costs — The components of net periodic postretirement benefit cost are:

(Thousands of Dollars)	2005	2004	2003
Service cost	$6,684	$6,100	$5,893
Interest cost	55,060	52,604	52,426
Expected return on plan assets	(25,700)	(23,066)	(22,185)
Curtailment gain	—	—	(2,128)
Settlement gain	—	—	(916)
Amortization of transition obligation	14,578	14,578	15,426
Amortization of prior service credit	(2,178)	(2,179)	(1,533)
Amortization of net loss	26,246	21,651	15,409
Net periodic postretirement benefit cost under SFAS No. 106	$74,690	$69,688	$62,392

NSP-Wisconsin
Net periodic postretirement benefit cost recognized – SFAS No. 106	$2,745	$2,394	$2,522

Significant assumptions used to measure costs (income)
Discount rate	6.00%	6.25%	6.75%
Expected average long-term rate of return on assets (before tax)	5.5%-8.5%	5.5%-8.5%	8.0%-9.0%

Projected Benefit Payments

The following table lists Xcel Energy’s projected benefit payments for the pension and postretirement benefit plans.

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2006	$218,093	$63,966	$4,777	$59,189
2007	221,166	65,851	5,196	60,655
2008	228,196	67,635	5,582	62,053
2009	234,663	69,303	5,936	63,367
2010	239,730	70,851	6,248	64,603
2011-2015	1,216,821	366,454	34,719	331,735

6. Detail of Interest and Other Income, Net of Nonoperating Expenses

Interest and other income, net of nonoperating expenses, for the years ended Dec. 31 consists of the following:

(Thousands of Dollars)	2005	2004	2003
Interest income	$383	$573	$583
Other nonoperating income	76	140	159
Gain (loss) on disposal of assets	18	7	(10)
Interest expense on employee-related insurance policies	(439)	(613)	(410)
Other nonoperating expense	(16)	(7)	—
Total interest and other income, net of nonoperating expenses	$22	$100	$322

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

Utility Commodity Price Risk — NSP-Wisconsin is exposed to commodity price risk in their generation and retail distribution operations.  Commodity price risk is managed by entering into both long- and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products, and for various fuels used in the generation and distribution activities.  Commodity risk also is managed through the use of financial derivative instruments.  NSP-Wisconsin utilizes these derivative instruments to reduce the volatility in the cost of commodities acquired on behalf of our retail customers even though regulatory jurisdiction may provide for a dollar-for-dollar recovery of actual costs.  In these instances, the use of derivative instruments is done consistently with the local jurisdictional cost recovery mechanism.  NSP-Wisconsin’s risk-management policy allows it to manage market price risk within each rate-regulated operation to the extent such exposure exists, as allowed by regulation.

Interest Rate Risk — NSP-Wisconsin is subject to the risk of fluctuating interest rates in the normal course of business.  NSP-Wisconsin’s risk-management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options, subject to regulatory approval when required.

Types of and Accounting for Derivative Instruments

NSP-Wisconsin uses a number of different derivative instruments in connection with its utility commodity price and interest rate activities, including forward contracts, futures, swaps and options.  All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities,” as amended, (SFAS No. 133) are recorded at fair value. The classification of the fair value for these derivative instruments is dependent on the designation of a qualifying hedging relationship.  The fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings.  The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective.  The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Consolidated Statements of Income, to the extent effective.

SFAS No. 133, as amended, requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.  NSP-Wisconsin formally documents hedging relationships, including, among other things, the identification of the hedging instrument and the hedged transaction, as well as the risk-management objectives and strategies for undertaking the hedged transaction.  NSP-Wisconsin also formally assesses, both at inception and on an ongoing basis, whether the derivative instruments being used are highly effective in offsetting changes in either the fair value or cash flows of the hedged items.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs; hedging transactions for natural gas purchased for resale are recorded as a component of natural gas costs; and interest rate hedging transactions are recorded as a component of interest expense.  NSP-Wisconsin is allowed to recover in natural gas rates the costs of certain financial instruments acquired to reduce commodity cost volatility.

Qualifying hedging relationships are designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), or a hedge of a recognized asset, liability or firm commitment (fair value hedge).  The types of qualifying hedging transactions that NSP-Wisconsin is currently engaged in are discussed below.

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

Commodity Cash Flow Hedges — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices.  These derivative instruments are designated as cash flow hedges for accounting purposes.  At Dec. 31, 2005, NSP-Wisconsin had various commodity-related contracts classified as cash flow hedges extending through March 2006.  The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place.  Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

As of Dec. 31, 2005, NSP-Wisconsin had no amounts in Accumulated Other Comprehensive Income that is expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

NSP-Wisconsin had no ineffectiveness related to commodity cash flow hedges during the years ended Dec. 31, 2005 and 2004.

Interest Rate Cash Flow Hedges — NSP-Wisconsin enters into interest rate lock agreements, including treasury-rate locks and forward starting swaps, that effectively fix the yield or price on a specified treasury security for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

As of Dec. 31, 2005, NSP-Wisconsin had net losses of $0.1 million in Accumulated Other Comprehensive Income that it expects to recognize in earnings during the next 12 months.

NSP-Wisconsin had no ineffectiveness related to interest rate cash flow hedges during the years ended Dec. 31, 2005 and 2004.

Financial Impacts of Qualifying Cash Flow Hedges — The impact of qualifying cash flow hedges on NSP-Wisconsin’s Accumulated Other Comprehensive Income, included in the Consolidated Statements of Stockholder’s Equity, is detailed in the following table:

(Millions of Dollars)
Accumulated other comprehensive income related to hedges at Dec. 31, 2002	$—
After-tax net unrealized losses related to derivative accounted for as hedges	(1.1)
After-tax net realized gains on derivative transactions reclassified into earnings	—
Accumulated other comprehensive loss related to hedges at Dec. 31, 2003	$(1.1)

After-tax net unrealized gains related to derivatives accounted for as hedges	—
After-tax net realized losses on derivative transactions reclassified into earnings	0.1
Accumulated other comprehensive loss related to hedges at Dec. 31, 2004	$(1.0)

After-tax net unrealized gains related to derivatives accounted for as hedges	—
After-tax net realized losses on derivative transactions reclassified into earnings	—
Accumulated other comprehensive loss related to hedges at Dec. 31, 2005	$(1.0)

Fair Value Hedges

The effective portion of the change in the fair value of a derivative instrument qualifying as a fair value hedge is offset against the change in the fair value of the underlying asset, liability or firm commitment being hedged.  That is, fair value hedge accounting allows the gains or losses of a derivative instrument to offset, in the same period, the gains and losses of the hedged item.  The ineffective portion of a derivative instrument’s change in fair value is recognized in current earnings. At Dec. 31, 2005, NSP-Wisconsin had no fair value hedges.

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

The fair value of qualifying cash flow hedges at Dec. 31, 2005 and 2004 was $0.7 million and $(1.1) million, respectively.

For a further discussion of other financial instruments at NSP-Wisconsin, see Note 8 to the Consolidated Financial Statements.

8. Financial Instruments

The estimated Dec. 31 fair values of NSP-Wisconsin’s recorded financial instruments are as follows:

	2005		2004
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$315,405	$321,418	$315,432	$328,892
Long-term investments	$135	$135	$—	$—

The fair value of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates. The fair value of NSP-Wisconsin’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.

The fair value estimates presented are based on information available to management as of Dec. 31, 2005 and 2004. These fair value estimates have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date, and current estimates of fair values may differ significantly.

NSP-Wisconsin provides a guarantee that guarantees payment or performance under a specified agreement.  As a result, NSP-Wisconsin’s exposure under the guarantee is based upon the net liability under the specified agreement.  The guarantee issued by NSP-Wisconsin limits the exposure of NSP-Wisconsin to a maximum amount stated in the guarantee.  The guarantee requires no liability to be recorded, contains no recourse provisions and requires no collateral.  On Dec. 31, 2005, NSP-Wisconsin had the following guarantee and exposure related to that guarantee:

(Millions of Dollars) Nature of Guarantee	Guarantor	Guarantee Amount	Current Exposure	Term or Expiration Date	Triggering Event Requiring Performance	Assets Held as Collateral

NSP-Wisconsin guarantees customer loans to encourage business growth and expansion	NSP-Wisconsin	$0.20	$0.20	2006	(a)	N/A

(a)       Non-timely payment of the obligations or at the time the Debtor becomes the subject of bankruptcy or other insolvency proceedings

Letters of Credit

NSP-Wisconsin may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2005, there were no letters of credit outstanding.

9. Commitments and Contingent Liabilities

Leases — NSP-Wisconsin leases a variety of equipment and facilities used in the normal course of business.  The leases are accounted for as operating leases.  Rental expense under operating lease obligations was approximately $4.4 million, $3.5 million and $3.8 million for 2005, 2004 and 2003, respectively.

Future commitments under operating leases are:

2006	2007	2008	2009	2010	Thereafter
(Millions of Dollars)
$2.8	$1.7	$1.2	$0.7	$0.5	$0.4

Capital Commitments — The estimated cost, as of Dec. 31, 2005, of the capital expenditure programs and other capital requirements of NSP-Wisconsin is approximately $66 million in 2006, $67 million in 2007 and $95 million in 2008.

The capital expenditure programs of NSP-Wisconsin are subject to continuing review and modification. Actual utility construction expenditures may vary from the estimates due to changes in electric and natural gas projected load growth, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting NSP-Wisconsin’s long-term energy needs. In addition, NSP-Wisconsin’s ongoing evaluation of compliance with future requirements to install emission-control equipment, and merger, acquisition and divestiture opportunities to support corporate strategies may impact actual capital requirements.

Fuel Contracts — NSP-Wisconsin has contracts providing for the purchase and delivery of a significant portion of its current coal and natural gas requirements. These contracts expire in various years between 2006 and 2027. In addition, NSP-Wisconsin may be required to pay additional amounts depending on actual quantities shipped under these agreements.  As NSP-Wisconsin does not have  an automatic electric fuel adjustment clause for retail customers, NSP-Wisconsin may seek deferred accounting treatment and future rate recovery of increased costs due to an “emergency” event, if that event causes fuel and purchased power costs to exceed the amount included in rates on an annual basis by more than 2 percent.

The estimated minimum purchase for NSP-Wisconsin under these contracts as of Dec. 31, 2005, is as follows:

Coal	Natural Gas Supply	Gas Storage & Transportation
(Millions of Dollars)
$12	$55	$90

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

Environmental Contingencies

NSP-Wisconsin has been or is currently involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, NSP-Wisconsin is pursuing or intends to pursue insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, NSP-Wisconsin is pursuing, or intends to pursue, recovery from other potentially responsible parties and through the rate regulatory process.  New and changing federal and state environmental mandates can also create added financial liabilities for NSP-Wisconsin, which are normally recovered through the rate regulatory process.   To the extent any costs are not recovered through the options listed above, NSP-Wisconsin would be required to recognize an expense for such unrecoverable amounts in its Consolidated Financial Statements.

Site Remediation — NSP-Wisconsin must pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin and some other parties have caused environmental contamination. Environmental contingencies could arise from various situations including the following categories of sites:

•              sites of former manufactured gas plants (MGP’s) operated by NSP-Wisconsin or its predecessors and

•              third party sites, such as landfills, to which NSP-Wisconsin is alleged to be a potentially responsible party (PRP) that sent hazardous materials and wastes.

NSP-Wisconsin records a liability when enough information is obtained to develop an estimate of the cost of environmental remediation and revises the estimate as information is received. The estimated remediation cost may vary materially.

To estimate the cost to remediate these sites, assumptions are made when facts are not fully known. For instance, assumptions may be made about the nature and extent of site contamination, the extent of required cleanup efforts, costs of alternative cleanup methods and pollution control technologies, the period over which remediation will be performed and paid for, changes in environmental remediation and pollution control requirements, the potential effect of technological improvements, the number and financial strength of other PRPs and the identification of new environmental cleanup sites.

Estimates are revised as facts become known.   At Dec. 31, 2005, the liability for the cost of remediating these sites was estimated to be $20.3 million, of which $2.7 million was considered to be a current liability.  Some of the cost of remediation may be recovered from:

•              insurance coverage;

•              other parties that have contributed to the contamination; and

•              customers.

Neither the total remediation cost nor the final method of cost allocation among all PRPs of the unremediated sites has been determined.  Estimates have been recorded for NSP-Wisconsin’s future costs for these sites.

Manufactured Gas Plant Sites

Ashland Manufactured Gas Plant Site— NSP-Wisconsin was named a PRP for creosote and coal tar contamination at a site in Ashland, Wis. The Ashland site includes property owned by NSP-Wisconsin, which was previously an MGP facility, and two other properties: an adjacent city lakeshore park area, on which an unaffiliated third party previously operated a sawmill, and an area of Lake Superior’s Chequemegon Bay adjoining the park.

As an interim action, NSP-Wisconsin proposed, and the Wisconsin Department of Natural Resources (WDNR) approved, a coal tar removal and groundwater treatment system for one area of concern at the site for which NSP-Wisconsin has accepted responsibility.  The groundwater treatment system began operating in the fall of 2000.  In 2002, NSP-Wisconsin installed additional monitoring wells in the deep aquifer under the former MGP site to better characterize the extent and degree of contaminants in that aquifer while the coal tar removal system is operational.  In 2002, a second interim response action was also implemented.  As approved by the WDNR, this interim response action involved the removal and capping of a seep area in a city park.  Surface soils in the area of the seep were contaminated with tar residues.  The interim action also included the diversion and ongoing treatment of groundwater that contributed to the formation of the seep.

On Sept. 5, 2002, the Ashland site was placed on the National Priorities List (NPL).  The NPL is intended primarily to guide the United States EPA in determining which sites require further investigation.  On Dec. 7, 2004, the EPA approved, with minor contingencies, NSP-Wisconsin’s proposed work plan to complete the remedial investigation and feasibility study.  On Feb. 1, 2005, NSP-Wisconsin submitted its revised work plan to the EPA addressing all of the contingencies raised with the previous proposal.  The final approval results in specific delineation of the investigative fieldwork scientific assessments that must be performed.    A determination of the scope and cost of the remediation of the Ashland site is not currently expected until 2007 or 2008.  NSP-Wisconsin continues to work with the WDNR to access state and federal funds to apply to the ultimate remediation cost of the entire site.  In 2005, NSP-Wisconsin spent $2.8 million in the development of the work plan, the interim response action and other matters related to the site.

The WDNR and NSP-Wisconsin have each developed several estimates of the ultimate cost to remediate the Ashland site.  The estimates vary significantly, between $4 million and $93 million, because different methods of remediation and different results are assumed in each.  The EPA and WDNR have not yet selected the method of remediation to use at the site.  Until the EPA and the

WDNR select a remediation strategy for the entire site and determine NSP-Wisconsin’s level of responsibility, NSP-Wisconsin’s liability for the cost of remediating the Ashland site is not determinable.  NSP-Wisconsin has recorded a liability of  $19.7 million for its potential liability for remediating the Ashland site.  Since NSP-Wisconsin cannot currently estimate the cost of remediating the Ashland site, the recorded liability is based upon the minimum of the estimated range of remediation costs, using information available to date and reasonably effective remedial methods.

On July 2, 2004, the WDNR sent NSP-Wisconsin an invoice for recovery of past costs incurred at the Ashland site between 1994 and March 2003 in the amount of $1.4 million.  On Oct. 19, 2004, the WDNR, represented by the Wisconsin Department of Justice, filed a lawsuit in Wisconsin state court for reimbursement of the past costs.  This lawsuit has been stayed until further action by either party.  NSP-Wisconsin is reviewing the invoice to determine whether all costs charged are appropriate and has recorded an estimate of its potential liability.  All appropriate insurance carriers have been notified of the WDNR’s invoice and the lawsuit and will be invited to participate in any future efforts to address the WDNR’s actions.  All costs paid to the WDNR are expected to be recoverable in rates.

In addition to potential liability for remediation and WDNR oversight costs, NSP-Wisconsin may have liability for natural resource damages, including the assessment thereof (collectively NRDA) at the Ashland site.  Section 107 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), as amended, provides that a natural resource damages trustee may recover for injury to, destruction or loss of natural resources, including the reasonable costs of assessment, resulting from releases of hazardous substances.  Similarly, Section 311 of the Federal Water Pollution Control Act (or Clean Water Act) provides the federal and state governments with the ability to recover costs incurred in the restoration or replacement of natural resources damaged or destroyed as a result of a hazardous substance discharge.  In addition to liability for injuries to or loss of services caused by a release from the Ashland site, NSP-Wisconsin could face exposure for additional indirect injuries that could result from the implementation of various remedial technologies during the cleanup phase of the project.  NSP-Wisconsin has indicated to the relevant natural resource trustees its intent to pursue a cooperative assessment approach to the NRDA for the Ashland site whereby the question of natural resource damages is assessed and resolved in tandem with the studies required for selection of a cleanup remedy or remedies.  It is, however, unknown at this time whether a cooperative assessment NRDA approach will be adopted at the Ashland site.  Therefore, NSP-Wisconsin is not able to estimate its potential exposure for natural resource damages at the site, but has recorded an estimate of its potential liability based upon the minimum of its estimated range of potential exposure.

NSP-Wisconsin has deferred, as a regulatory asset, the costs accrued for the Ashland site based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site, and has authorized recovery of similar remediation costs for other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin biennial retail rate case process.  Once approved by the PSCW, deferred MGP remediation costs, less carrying costs, are historically amortized over four or six years.  Carrying costs vary directly with the balance in the deferred account and for the period 1995-2005 are estimated to total $1.8 million.

In addition, in 2003, the Wisconsin Supreme Court rendered a ruling that reopens the possibility that NSP-Wisconsin may be able to recover a portion of the remediation costs from its insurance carriers.   Any insurance proceeds received by NSP-Wisconsin will operate as a credit to ratepayers.

Chippewa Falls Manufactured Gas Plant Site—The WDNR issued an order requiring that NSP-Wisconsin conduct a supplemental site investigation of property owned by  NSP-Wisconsin in Chippewa Falls, Wis., which was previously an MGP facility.  The supplemental investigation must be conducted in order to determine if additional remediation is required to meet Wisconsin soil and groundwater standards.  Based on the results of the supplemental site investigation that was completed during November 2005, the estimated cost to remediate the site is $5.0 million.  Once the remediation is completed, it is expected that the WDNR will require long-term annual groundwater monitoring.  NSP-Wisconsin is reviewing several options to determine the most cost effective approach to remediate the site.   At Dec. 31, 2005, NSP-Wisconsin had not recorded a liability for the cost of remediating this site.  Costs accrued for the site would be deferred as a regulatory asset based on the expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of our facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated.   NSP-Wisconsin  removal costs for asbestos are expected to be immaterial, therefore no asset retirement obligation was recorded.  See additional discussion of asset retirement obligations elsewhere in Note 9.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

Clean Air Interstate and Mercury Rules—In March 2005, the EPA issued two significant new air quality rules.  The Clean Air Interstate Rule (CAIR) further regulates sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions, and the Clean Air Mercury Rule (CAMR) regulates mercury emissions from power plants for the first time.

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

Minnesota and Wisconsin will be included in CAIR, and Xcel Energy has generating facilities in these states that will be impacted.  Preliminary estimates of capital expenditures associated with compliance with CAIR for the NSP System range from $30 million to $40 million, which would be a cost sharable through the Interchange Agreement.  Xcel Energy is not challenging CAIR in these states.

There is uncertainty concerning implementation of CAIR.  States are required to develop implementation plans within 18 months of the issuance of the new rules and have a significant amount of discretion in the implementation details.  Legal challenges to CAIR rules could alter their requirements and/or schedule.  The uncertainty associated with the final CAIR rules makes it difficult to project the ultimate amount and timing of capital expenditures and operating expenses.

While NSP-Wisconsin expects to comply with the new rules through a combination of additional capital investments in emission controls at various facilities and purchases of emission allowances, it is continuing to review the alternatives.  NSP-Wisconsin believes the cost of any required capital investment or allowance purchases will be recoverable from customers.

The EPA’s CAMR also uses a national cap-and-trade system and is designed to achieve a 70 percent reduction in mercury emissions.  It affects all coal- and oil-fired generating units across the country that are greater than 25 megawatts.  Compliance with this rule also occurs in two phases, with the first phase beginning in 2010 and the second phase in 2018.  States will be allocated mercury allowances based on coal type and their baseline heat input relative to other states.  Each electric generating unit will be allocated mercury allowances based on its percentage of total coal heat input for the state.  Similar to CAIR, states can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

Under CAMR, NSP-Wisconsin can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems. Estimating the cost of compliance with CAMR is difficult because technologies specifically designed for control of mercury are in the early stages of development and there is no established market on which to base the cost of mercury allowances.  NSP-Wisconsin’s preliminary analysis for Phase I compliance suggests that the costs for compliance beginning in 2010 will not be significant.  Further testing is planned during 2006 to confirm these costs or determine whether different measures will be necessary, which could result in higher costs.  Additional costs will be incurred to meet Phase II requirements in 2018.

Federal Clean Water Act — The Federal Clean Water Act addresses the environmental impacts of cooling water intakes. In July 2004, the EPA published phase II of the rule that applies to existing cooling water intakes at steam-electric power plants. The rule will require NSP-Wisconsin to perform additional environmental studies at two power plants in Wisconsin to determine the impact the facilities may be having on aquatic organisms vulnerable to injury.  If the studies determine the plants are not meeting the new performance standards established by the phase II rule, physical and/or operational changes may be required at these plants.  It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved, including unresolved third party legal challenges to the Federal rule.  Based on the limited information available, total capital and operating and maintenance costs to the NSP System are estimated at approximately $29.5 million.  After costs are shared through the Interchange Agreement, NSP-Wisconsin’s estimated cost is $1.5 million over the next five to 10 years.  Actual costs may be higher or lower depending on the final resolution of legal challenges to the rule, as well as pending state and federal decisions regarding interpretation of specific rule requirements.

Industrial Boiler Maximum Achievable Control Technology Standards — On Sept. 13, 2004, the EPA published final maximum achievable control technology (MACT) standards for hazardous air pollutants from industrial boilers.  Except for the later adoption of the CAMR by the EPA,two boilers at the Bay Front plant would have to comply with this rule by September 2007 at a capital cost estimated to be approximately $10 million.   NSP- Wisconsin has determined that CAMR supercedes the effect of the Industrial Boiler MACT Rule on Bay Front.  The costs for compliance with CAMR for NSP- Wisconsin, including Bay Front, are not believed to be significant.  CAMR is more fully discussed above.

Plant Emissions — In October 2000, the EPA reversed a prior decision and found that the French Island plant, an NSP-Wisconsin facility that burns a fuel derived from solid waste, was subject to the federal large combustor regulations. On March 29, 2001, the EPA issued a finding of violation to NSP-Wisconsin. On April 2, 2001, a conservation group also sent NSP-Wisconsin a notice of intent to sue under the citizen suit provisions of the Clean Air Act. On Oct. 20, 2003, the U.S. District Court entered a consent decree settling the EPA’s claims against NSP-Wisconsin related to the French Island plant. Pursuant to the terms of that consent decree, NSP-Wisconsin paid a penalty of $500,000. Under the consent decree, the court retains jurisdiction over the plant for several years to monitor compliance with the emission limits and other requirements contained in the decree. Installation of the emission control equipment has been completed and source tests confirm that the plant is now in compliance with the state and federal dioxin standards. NSP-Wisconsin has reached an agreement with La Crosse County through which La Crosse County, the source of the plant’s refuse derived fuel, will pay for the emissions equipment through increased waste disposal fees. On Dec. 27, 2005, NSP-Wisconsin received written notice from the EPA that the conditions of the consent decree were fully satisfied and that the consent decree was terminated.

Asset Retirement Obligations

NSP-Wisconsin adopted Statement of Financial Accounting Standard SFAS No. 143 – “Accounting for Asset Retirement Obligations” (SFAS No. 143) effective Jan. 1, 2003. NSP-Wisconsin records future plant removal obligations as a liability at fair value with a corresponding increase to the carrying values of the related long-lived assets. This liability will be increased over time by applying the interest method of accretion to the liability, and the capitalized costs will be depreciated over the useful life of the related long-lived assets.  The recording of the obligation for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset pursuant to SFAS No. 71.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 – “Accounting for Conditional Asset Retirement Obligations”  (FIN No. 47) to clarify the scope and timing of liability recognition for conditional asset retirement obligations pursuant to SFAS No. 143.  The interpretation requires that a liability be recorded for the fair value of an asset retirement obligation, if the fair value is estimable, even when the obligation is dependent on a future event.  FIN No. 47 further clarified that uncertainty surrounding the timing and method of settlement of the obligation should be factored into the measurement of the conditional asset retirement obligation rather than affect whether a liability should be recognized.  NSP-Wisconsin implemented FIN No. 47 as of Dec. 31, 2005.  Included in these financial statements is the recognition of a cumulative change in accounting and disclosure of the liability on a pro forma basis.

Recorded Asset Retirement Obligations (ARO) — NSP-Wisconsin recognized an ARO for the retirement costs of natural gas mains, and for the removal of electric transmission and distribution equipment. The electric transmission and distribution ARO consists of many small potential obligations associated with polychlorinated biphenyls (PCBs), mineral oil, storage tanks, treated poles, lithium batteries, mercury and street lighting lamps.  These electric and natural gas assets have many in-service dates for which it is difficult to assign the obligation to a particular year. Therefore, the obligation was measured at Dec. 31, 2005.  The asset retirement cost was set to this recognized obligation and no cumulative effect adjustment was shown.

A reconciliation of the beginning and ending aggregate carrying amount of NSP-Wisconsin’s asset retirement obligations is shown in the table below for the 12 months ended Dec. 31, 2005:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2005	Liabilities Recorded	Liabilities Settled	Accretion	Revisions To Prior Estimates	Ending Balance Dec. 31, 2005

Electric Utility Plant:
Electric transmission and distribution	$—	$200	$—	$—	$—	$200
Gas Utility Plant:
Gas transmission and distribution	—	2,736		—	—	2,736
Total liability	$—	$2,936	$—	$—	$—	$2,936

Cumulative Effect of FIN No. 47 — In March 2005, the FASB issued FIN No. 47.  The interpretation clarified the term “conditional asset retirement obligation” as used in SFAS No. 143.  The recording of the obligation for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset pursuant to SFAS No. 71.  A summary of the accounting for the initial adoption of FIN No. 47, as of Dec. 31, 2005 is as follows:

(Thousands of Dollars)	Plant Assets	Regulatory Assets	Long-Term Liabilities

Reflect retirement obligation when liability incurred	$2,936	$—	$2,936
Record accretion of liability to adoption date	—	—	—
Record depreciation of plant to adoption date	—	—	—
Net impact of FASB Interpretation No. 47	$2,936	$—	$2,936

Removal Costs — NSP-Wisconsin accrues an obligation for plant removal costs for generation, transmission and distribution facilities.  Generally, the accrual of future non-ARO removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates.  These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long periods over which the amounts were accrued and the changing of rates through time, NSP-Wisconsin has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Accordingly, the recorded amounts of estimated future removal costs are considered Regulatory Liabilities under SFAS No. 71.  Removal costs as of Dec. 31, 2005 and 2004 are $86 million and $81 million, respectively.

Legal Contingencies

In the normal course of business, NSP-Wisconsin is party to routine claims and litigation arising from prior and current operations. NSP-Wisconsin is actively defending these matters and has recorded a liability related to the probable cost of settlement or other disposition, when it can be reasonably estimated.

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

The issue of global climate change is receiving increased attention.  Debate continues in the scientific community concerning the extent to which the Earth’s climate is warming, the causes of climate variations that have been observed, and the ultimate impacts that might result from a changing climate.  There also is considerable debate regarding public policy for the approach that the United States should follow to address the issue.  The United Nations-sponsored Kyoto Protocol, which establishes greenhouse gas reduction targets for developed nations, entered into force on Feb. 16, 2005.  President Bush has declared that the United States will not ratify the protocol and is opposed to legislative mandates, preferring a program based on voluntary efforts and research on new technologies.  Xcel Energy is closely monitoring the issue from both scientific and policy perspectives.  While it is not possible to know the eventual outcome, Xcel Energy believes the issue merits close attention and is taking actions it believes are prudent to be best positioned for a variety of possible future outcomes.  Xcel Energy is participating in a voluntary carbon management program and has established goals to reduce its volume of carbon dioxide emissions by 12 million tons by 2009 and to reduce carbon intensity by 7 percent by 2012.  In certain jurisdictions, the evaluation process for future generating resources incorporates the risk of future carbon limits through the use of a carbon cost adder or externality costs.  Xcel Energy also is involved in other projects to improve available methods for managing carbon.

10. Regulatory Assets and Liabilities

NSP-Wisconsin’s financial statements are prepared in accordance with the provisions of SFAS No. 71, as discussed in Note 1 to the Consolidated Financial Statements. Under SFAS No. 71, regulatory assets and liabilities can be created for amounts that regulators may allow to be collected, or may require to be paid back to customers in future electric and natural gas rates.  Any portion of the business that is not rate regulated cannot use SFAS No. 71 accounting.  If changes in the utility industry or the business of NSP-Wisconsin no longer allow for the application of SFAS No. 71 under GAAP, NSP-Wisconsin would be required to recognize the write-off of regulatory assets and liabilities in its statement of operations.  The components of unamortized regulatory assets and liabilities on the balance sheets of NSP-Wisconsin are:

(Thousands of Dollars)	See Note	Remaining Amortization Period	2005	2004
Regulatory Assets:
Environmental costs	1	Varies, generally four to six years once actual expenditures are incurred	$30,956	$24,970
Losses on reacquired debt		Term of related debt	11,675	12,637
AFDC recorded in plant (a)		Plant lives	8,053	8,226
Unrecovered electric production and transmission costs		To be determined	6,634	—
State commission accounting adjustments (a)		Plant lives	3,682	3,238
Other		Various	373	1,636
Conservation programs		Two years	209	53
Total regulatory assets			$61,582	$50,760

Regulatory Liabilities:
Plant removal costs	9	$85,526	$80,954
Investment tax credit deferrals		8,349	8,866
Hedge valuation adjustments		736	—
Deferred income tax adjustments		500	732
Interest on income tax refunds		50	352
Other		590	499
Total regulatory liabilities		$95,751	$91,403

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

The accounting policies of the segments are the same as those described in Note 1 to the Consolidated Financial Statements.  These segments are managed separately because the revenue streams are dependent upon regulated rate recovery which are separately determined for each segment.

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
2005
Operating revenues from external customers	$524,462	$156,625	$670	$—	$681,757
Intersegment revenues	207	1,946	—	(2,153)	—
Total revenues	$524,669	$158,571	$670	$(2,153)	$681,757
Depreciation and amortization	$44,417	$6,638	$162	$—	$51,217
Financing costs, mainly interest expense	19,192	2,426	1,491	—	23,109
Income tax expense (benefit)	14,314	1,427	(681)	—	15,060
Segment net income	$24,751	$2,791	$(969)	$—	$26,573

2004
Operating revenues from external customers	$479,200	$134,628	$667	$—	$614,495
Intersegment revenues	131	4,007	—	(4,138)	—
Total revenues	$479,331	$138,635	$667	$(4,138)	$614,495
Depreciation and amortization	$40,823	$6,033	$164	$—	$47,020
Financing costs, mainly interest expense	17,885	2,268	631	—	20,784
Income tax expense (benefit)	33,439	1,910	(134)	—	35,215
Segment net income	$51,808	$3,162	$(585)	$—	$54,385

2003
Operating revenues from external customers	$473,827	$128,119	$225	$—	$602,171
Intersegment revenues	151	3,573	—	(3,724)	—
Total revenues	$473,978	$131,692	$225	$(3,724)	$602,171
Depreciation and amortization	$40,620	$6,195	$—	$—	$46,815
Financing costs, mainly interest expense	18,826	3,772	—	—	22,598
Income tax expense	25,841	1,195	—	—	27,036
Segment net income	$53,737	$4,549	$(816)	$—	$57,470

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

Utility Engineering Corp. (UE), a former Xcel Energy subsidiary, provided construction services to NSP-Wisconsin, for which it was paid $0.2 million in 2005, $0.5 million in 2004 and $0.6 million in 2003.  UE was sold in April 2005.

The electric production and transmission costs of the entire NSP system are shared by NSP-Minnesota and NSP-Wisconsin. A FERC approved agreement (called the “Interchange Agreement”) between the two companies provides for the sharing of all costs of generation and transmission facilities of the system, including capital costs.   In 2004, an adjustment was made for $9.8 million, which lowered 2003 costs of NSP-Minnesota shared with NSP-Wisconsin, pursuant to the Interchange Agreement.

The table below contains significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Thousands of Dollars)	2005	2004	2003
Operating revenues:
Electric utility	$98,604	$96,016	$92,814
Operating expenses:
Purchased power	284,329	202,534	210,817
Transmission expense	20,873	17,631	17,129
Natural gas purchased for resale	386	303	474
Other operations – paid to Xcel Energy Services Inc.	50,905	51,370	43,570

Accounts receivable and payable with affiliates at Dec. 31 was:

	2005		2004
	Accounts	Accounts	Accounts	Accounts
(Thousands of Dollars)	Receivable	Payable	Receivable	Payable

NSP-Minnesota	$—	$11,756	$—	$2,826
PSCo	2,281	—	—	54
SPS	337	—	7	—
Other subsidiaries of Xcel Energy Inc.	7,513	4,552	1,147	6,688
	$10,131	$16,308	$1,154	$9,568

NSP-Wisconsin obtains short-term borrowings from NSP-Minnesota at NSP-Minnesota’s average daily interest rate, including the cost of NSP-Minnesota’s compensating balance requirements. At Dec. 31, 2005 and 2004, NSP-Wisconsin had notes payable outstanding to NSP-Minnesota in the amount of $64.0 million and $31.5 million, respectively.  Interest expense related to its borrowings from NSP-Minnesota on NSP-Wisconsin’s statement of income was $1.3 million, $0.3 million, and $0.1 million for 2005, 2004, and 2003, respectively.

Clearwater Investments Inc., a NSP-Wisconsin subsidiary, also had notes payable outstanding as of Dec. 31, 2005 and 2004 to Xcel Energy, in the amount of $0.8 million and $0.7 million, respectively.

13. Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005

Revenue	$188,152	$147,346	$150,321	$195,938
Operating income	27,012	4,536	12,304	20,347
Net income (loss)	13,055	(252)	4,144	9,626

	Quarter Ended
(Thousands of Dollars)	March 31, 2004	June 30, 2004	Sept. 30, 2004 (a)	Dec. 31, 2004

Revenue	$181,488	$126,758	$135,495	$170,754
Operating income	36,768	14,436	33,765	23,310
Net income	19,214	6,410	17,652	11,109

(a)             In the third quarter of 2004, an adjustment of $9.8 million was recorded, which lowered 2003 costs of NSP-Minnesota shared with NSP-Wisconsin, pursuant to the Interchange Agreement. In addition, an adjustment, which reduced expenses charged to NSP-Wisconsin by NSP-Minnesota, of $6.2 million was recorded for 2004 year-to-date billings.

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During 2004 and 2005, and through the date of this report, there were no disagreements with the independent public accountants for NSP-Wisconsin on accounting principles or practices, financial statement disclosures or audit scope or procedures.

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

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management

Item 13 — Certain Relationships and Related Transactions

Item 14 — Principal Accounting Fees and Services

Information concerning fees paid to the principal accountant for each of the last two years is contained in the Xcel Energy Proxy Statement for its 2006 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm — For the years ended Dec. 31, 2005, 2004 and 2003.
Consolidated Statements of Income — For the three years ended Dec. 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2005, 2004 and 2003.
Consolidated Balance Sheets — As of Dec. 31, 2005 and 2004.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2005, 2004 and 2003.

3.	Exhibits

*Indicates incorporation by reference
+Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*	Amended and restated articles of incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
3.02*	By-Laws of NSP-Wisconsin as amended Dec. 6, 2001 (Exhibit 3.02 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
4.01*	Supplemental and Restated Trust Indenture dated March 1, 1991. (Exhibit 4.01K to Registration Statement 33-39831).
4.02*	Supplemental Trust Indenture dated April 1, 1991. (Exhibit 4.01 to Form 10-Q (file no. 001-03140) for the quarter ended March 31, 1991).
4.03*	Supplemental Trust Indenture dated March 1, 1993. (Exhibit to Form 8-K (file no. 001-03140) dated March 3, 1993).
4.04*	Supplemental Trust Indenture dated Oct. 1, 1993. (Exhibit 4.01 to Form 8-K (file no. 001-03140) dated Sept. 21, 1993).
4.05*	Supplemental Trust Indenture dated Dec. 1, 1996. (Exhibit 4.01 to Form 8-K (file no. 001-03140) dated Dec. 12, 1996).
4.06*

Trust Indenture dated Sept. 1, 2000, between Northern States Power Co. (a Wisconsin corporation) and Firstar Bank, N.A. as Trustee. (Exhibit 4.01 to Form 8-K (file no. 001-03140) dated Sept. 25, 2000).

4.07*

Supplemental Trust Indenture dated Sept. 15, 2000, between Northern States Power Co. (a Wisconsin corporation) and Firstar Bank, N.A. as Trustee, creating $80 million principal amount of 7.64 percent Senior Notes, Series due 2008. (Exhibit 4.02 to Form 8-K (file no 001-03140) dated Sept. 25, 2000).

4.08*

Supplemental Trust Indenture dated Sept. 1, 2003 between Northern States Power Co. (a Wisconsin corporation) and US Bank N.A., supplementing indentures dated April 1, 1947 and March 1, 1991 (Exhibit 4.05 to Xcel Energy Form 10-Q (file no. 001-03034) dated Nov. 13, 2003).

4.09*

Exchange and Registration Rights Agreement dated Oct. 2, 2003 among Northern States Power Co. (a Wisconsin corporation) and Goldman, Sachs, & Co. and BNY Capital Markets, Inc. (Exhibit 4.92 to Xcel Energy Form 10-K (file no. 001-03034) dated March 15, 2004).

10.01*+	Xcel Energy Omnibus Incentive Plan (Exhibit A to Form DEF-14A (file no. 001-03034) filed Aug. 29, 2000).
10.02*+	Xcel Energy Executive Annual Incentive Award Plan (Exhibit B to Form DEF-14A (file no. 001-03034) filed Aug. 29, 2000).
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

10.07*+	New Century Energies Omnibus Incentive Plan, (Exhibit A to New Century Energies, Inc. Form DEF 14A (file no. 001-12927) filed March 26, 1998.
10.08*+	Directors’ Voluntary Deferral Plan (Exhibit 10(d) (1) to New Century Energies, Inc. Form 10-K (file no. 001-12927) dated Dec 31, 1998).
10.09*+	Supplemental Executive Retirement Plan (Exhibit 10(e) (1) to New Century Energies, Inc. Form 10-K (file no. 001-12927) dated Dec. 31, 1998).
10.10*+	Salary Deferral and Supplemental Savings Plan for Executive Officers (Exhibit 10(f) (1) to New Century Energies, Inc. Form 10-K (file no. 001-12927) dated Dec. 31, 1998).
10.11*+	Salary Deferral and Supplemental Savings Plan for Key Managers (Exhibit 10(g) (1) to New Century Energies, Inc. Form 10-K (file no. 001-12927) dated Dec. 31, 1998).
10.12*+	Supplemental Executive Retirement Plan for Key Management Employees, as amended and restated March 26, 1991 (Exhibit 10(e)(2) to PSCo Form 10-K (file no. 001-3280) dated Dec. 31, 1991).
10.13*+	Form of Key Executive Severance Agreement, as amended on Aug. 22, and Nov. 27, 1995. (Exhibit 10(e)(4) to PSCo Form 10-K (file no. 001-3280) dated Dec. 31, 1995).
10.14*+	Supplemental Retirement Income Plan as amended July 23, 1991 (Exhibit 10(d) to SPS Form 10-K, (file no. 001-03789) dated Aug. 31, 1996).
10.15*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy dated Oct. 22, 2003 (Exhibit 10.10 to SPS Form S-4, (file no. 333-112032) dated Jan. 21, 2004).

10.16*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy as amended and restated Jan. 1, 2004 (Exhibit B to Form DEF-14A (file no. 001-03034) dated Apr. 9, 2004).
10.17*+	Xcel Energy Nonqualified Deferred Compensation Plan (2002 restatement) (Exhibit 10.23 to Xcel Energy Form 10-K (file no. 001-03034) dated March 15, 2004).
10.18*+	Xcel Energy Non-employee Directors’ Deferred Compensation Plan (Exhibit 10.24 to Xcel Energy Form 10-K (file no. 001-03034) dated March 15, 2004).
10.19*+	Xcel Energy 401(k) Savings Plan, amended and restated as of Jan. 1, 2002 (Exhibit 10.19 to SPS Form S-4 (file no. 333-112032) dated Jan. 21, 2004).
10.20*+

New Century Energies, Inc. Employee Investment Plan for Bargaining Unit Employees and Former Non-bargaining Unit Employees, as amended and restated effective Jan. 1, 2004 but with certain retroactive amendments (Exhibit 10.20 to SPS Form S-4 (file no. 333-112032) dated Jan. 21, 2004).

10.21*	Form of Services Agreement between Xcel Energy Services Inc. and utility companies (Exhibit H-1 to Form U5B (file no. 001-03034) dated Nov. 16, 2000).
10.22*	Securities Litigation Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated Jan. 14, 2005).
10.23*	ERISA Actions Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.02 to Form 8-K (file no. 001-03034) dated Jan. 14, 2005).
10.24*	Shareholder Derivative Action Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.03 to Form 8-K (file no. 001-03034) dated Jan. 14, 2005).
10.25*+	Employment Agreement, effective Dec. 15, 1997, between company and Mr. Paul J. Bonavia, as amended (Exhibit 10.25 to Xcel Energy Form 10-K (file no. 001-03034) for the year ended Dec. 31, 2004).
10.26 *+	Compensation and reimbursement practices for Xcel Energy non-employee directors (Exhibit 10.01 to Xcel Energy Form 10-Q (file no. 001-03034) dated Sept. 30, 2005.
10.27 *+	Xcel Energy executive officer salaries, annual bonus targets and long-term compensation awards for 2005 (Exhibit 10.27 to Form 10-K (file no. 001-03034) for the year ended Dec. 31, 2004).
10.28 * +	Amended Schedule of Participants for Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.28 to Form 10-K (file no. 001-03034) for the year ended Dec. 31, 2004).
10.29 * +	Xcel Energy Executive Annual Incentive Award Plan Form of Restricted Stock Agreement (Exhibit 10.06 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.30 * +	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.05 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.31 * +	Xcel Energy Omnibus Incentive Plan Form of Performance Share Agreement (Exhibit 10.04 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.32 * +	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.07 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.33 * +	Xcel Energy Omnibus 2005 Incentive Plan (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated May 25, 2005).
10.34 * +	Xcel Energy Executive Annual Incentive Award Plan (Exhibit 10.02 to Form 8-K (file no. 001-03034) dated May 25, 2005).
10.35 * +	Xcel Energy Amended Employment Agreement, between Xcel Energy Inc. and Wayne H. Brunetti (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated June 29, 2005).
10.36 * +	Xcel Energy Supplemental Executive Retirement Plan (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated Dec. 13, 2005).
10.37 +	Xcel Energy executive officer salaries, annual bonus targets and long-term compensation awards for 2006
10.38 +	Amended Schedule of Participants for Xcel Energy Senior Executive Severance and Change-in-Control Policy
10.39 *

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

SCHEDULE II

NSP-WISCONSIN

VALUATION AND QUALIFYING ACCOUNTS

Years Ended Dec. 31, 2005, 2004 and 2003

(Thousands of Dollars)

		Additions
	Balance at beginning of period	Charged to costs & expenses	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
Reserve deducted from related assets:
Provision for uncollectible accounts:
2005	$1,258	$1,740	$1,038	$2,575	$1,461
2004	$1,212	$1,937	$1,294	$3,185	$1,258
2003	$1,373	$2,227	$724	$3,112	$1,212

(1)          Recovery of amounts previously written off.

(2)          Principally uncollectible accounts written off or transferred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STATES POWER COMPANY

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer
(Principal Financial Officer)

February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

/s/ MICHAEL L. SWENSON	/s/ RICHARD C. KELLY
Michael L. Swenson	Richard C. Kelly
President, Chief Executive Officer and Director	Chairman and Director
(Principal Executive Officer)

/s/ TERESA S. MADDEN	/s/ GARY R. JOHNSON
Teresa S. Madden	Gary R. Johnson
Vice President and Controller	Vice President, General Counsel and Director
(Principal Accounting Officer)

/s/ PAUL J. BONAVIA	/s/ PATRICIA K. VINCENT
Paul J. Bonavia	Patricia K. Vincent
Vice President and Director	Vice President and Director

/s/ BENJAMIN G.S. FOWKE III	/s/ CYNTHIA L. LESHER
Benjamin G.S. Fowke III	Cynthia L. Lesher
Vice President, Chief Financial Officer and Director	Vice President and Director
(Principal Financial Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

NSP-Wisconsin has not sent, and does not expect to send, an annual report or proxy statement to its security holder.