Form 10-Q
period 2006-03-31
NORTHERN STATES POWER CO /WI/
filed 2006-05-01
CIK 72909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-03140

Northern States Power Company

(Exact name of registrant as specified in its charter)

Wisconsin	39-0508315
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1414 W. Hamilton Avenue,
Eau Claire, Wisconsin	54701
(Address of principal executive	(Zip Code)
offices)

Registrant’s telephone number, including area code (715) 839-2625

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defind in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $100 par value	933,000 shares

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

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended March 31,
	2006	2005
Operating revenues
Electric utility	$141,649	$125,447
Natural gas utility	73,333	62,537
Other	175	168
Total operating revenues	215,157	188,152

Operating expenses
Electric fuel and purchased power	74,017	64,943
Cost of natural gas sold and transported	61,237	49,766
Operating and maintenance expenses	34,334	29,506
Depreciation and amortization	12,786	12,513
Taxes (other than income taxes)	4,767	4,412
Total operating expenses	187,141	161,140

Operating income	28,016	27,012

Interest and other income - net (see Note 5)	121	40
Allowance for funds used during construction – equity	125	(55)

Interest charges and financing costs
Interest charges — including financing costs of $309 and $301, respectively	5,956	5,559
Allowance for funds used during construction – debt	(251)	156
Total interest charges and financing costs	5,705	5,715

Income before income taxes	22,557	21,282
Income taxes	8,434	8,227
Net income	$14,123	$13,055

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended March 31
	2006	2005

Operating activities
Net income	$14,123	$13,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,291	12,800
Deferred income taxes	(1,281)	(1,159)
Amortization of investment tax credits	(190)	(196)
Allowance for equity funds used during construction	(41)	55
Change in accounts receivable	6,687	(4,416)
Change in inventories	12,077	10,280
Change in other current assets	22,327	66
Change in accounts payable	(19,144)	4,722
Change in other current liabilities	13,807	12,470
Change in other noncurrent assets	(8,283)	259
Change in other noncurrent liabilities	3,805	422
Net cash provided by operating activities	57,178	48,358

Investing activities
Capital/construction expenditures	(17,211)	(12,699)
Allowance for equity funds used during construction	41	(55)
Other investments	(152)	(5)
Net cash used in investing activities	(17,322)	(12,759)

Financing activities
Short-term borrowings from affiliate — net	(33,500)	(23,700)
Capital contributions from parent	4,000	—
Proceeds from issuance from long-term debt	247	—
Dividends paid to parent	(10,597)	(11,961)
Net cash used in financing activities	(39,850)	(35,661)

Net increase (decrease) in cash and cash equivalents	6	(62)
Net increase in cash and cash equivalents — consolidation of subsidiaries	—	510
Cash and cash equivalents at beginning of period	681	231
Cash and cash equivalents at end of period	$687	$679
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$386	$596
Cash paid for income taxes (net of refunds received)	$2,844	$1,119

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	March 31, 2006	Dec. 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$687	$681
Accounts receivable — net of allowance for bad debts: $1,736 and $1,461, respectively	65,469	62,155
Accounts receivable from affiliates	130	10,131
Accrued unbilled revenues	27,329	39,925
Material and supplies inventories — at average cost	5,181	4,977
Fuel inventory — at average cost	8,853	8,597
Natural gas inventory — at average cost	1,982	14,520
Current deferred income taxes	7,160	3,406
Prepaid taxes	10,476	14,033
Derivative instruments valuation	—	3,798
Prepayments and other	1,541	2,471
Total current assets	128,808	164,694
Property, plant and equipment, at cost:
Electric utility plant	1,274,317	1,268,623
Natural gas utility plant	155,961	155,628
Common utility and other property	113,868	113,542
Construction work in progress	20,176	10,447
Total property, plant and equipment	1,564,322	1,548,240
Less accumulated depreciation	(622,830)	(612,205)
Net property, plant and equipment	941,492	936,035
Other assets:
Prepaid pension asset	54,945	54,767
Regulatory assets	69,246	61,582
Other investments	6,472	6,320
Other	7,438	7,291
Total other assets	138,101	129,960
Total assets	$1,208,401	$1,230,689

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34	$34
Notes payable to affiliate	31,250	64,750
Accounts payable	22,962	39,660
Accounts payable to affiliates	13,668	16,308
Accrued interest	9,089	4,100
Accrued payroll and benefits	4,114	5,493
Dividends payable to parent	10,608	10,597
Derivative instruments valuation	—	718
Taxes accrued	10,035	3,375
Other	11,096	6,123
Total current liabilities	112,856	151,158
Deferred credits and other liabilities:
Deferred income taxes	173,710	171,083
Deferred investment tax credits	12,260	12,451
Regulatory liabilities	96,245	95,751
Customer advances for construction	18,176	17,734
Benefit obligations and other	34,122	29,275
Total deferred credits and other liabilities	334,513	326,294
Minority interest in subsidiaries	381	383
Commitments and contingencies (see Note 3)
Capitalization:
Long-term debt	315,635	315,371
Common stockholders’ equity:
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Premium on common stock	91,806	87,806
Retained earnings	260,861	257,346
Accumulated other comprehensive loss	(951)	(969)
Total common stockholders’ equity	445,016	437,483
Total liabilities and equity	$1,208,401	$1,230,689

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2006, and Dec. 31, 2005; the results of operations for the three months ended March 31, 2006 and 2005; and cash flows for the three months ended March 31, 2006 and 2005. Due to the seasonality of electric and natural gas sales of NSP-Wisconsin, quarterly results are not necessarily an appropriate base from which to project annual results.

The significant accounting policies of NSP-Wisconsin are set forth in Note 1 to its Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2005. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.  Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the Consolidated Financial Statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

2.  Regulation

 Midwest Independent Transmission System Operator, Inc. (MISO) Operations —NSP-Wisconsin and Northern States Power Company, a Minnesota corporation (NSP-Minnesota), an affiliate of NSP-Wisconsin, are members of the MISO. The MISO is a regional transmission organization (RTO) that provides transmission tariff administration services for electric transmission systems, including those of NSP-Minnesota and NSP-Wisconsin.  In 2002, NSP-Minnesota and NSP-Wisconsin received all required regulatory approvals to transfer functional control of their high voltage (100 kilovolts and greater) transmission systems to the MISO. The MISO exercises functional control over the operations of these facilities and the facilities of certain neighboring electric utilities.

On April 1, 2005, MISO initiated a regional Day 2 wholesale energy market pursuant to its transmission and energy markets tariff (TEMT).  While it is anticipated the Day 2 market will provide efficiencies through region-wide generation dispatch and increased reliability, as well as long-term benefits through dispatch of power from the most cost-effective sources of generation or transmission, there are costs associated with the Day 2 market.  NSP-Minnesota and NSP-Wisconsin have requested recovery of these costs within their respective jurisdictions.

The Public Service Commission of Wisconsin (PSCW) has authorized Wisconsin utilities, including NSP-Wisconsin, to defer costs and benefits associated with the start up of the MISO Day 2 energy market, pending its investigation of appropriate cost recovery mechanisms over the longer term.  The PSCW is reviewing which costs should be recovered through base rates and which costs should be subject to the fuel cost recovery mechanism.  As of March 31, 2006, NSP-Wisconsin had deferred approximately $6.8 million in MISO Day 2 costs.

On March 16, 2006, the Federal Energy Regulatory Commission (FERC) dismissed complaints filed by Wisconsin Public Service Corp. et al. (WPS) asking the FERC to order MISO and the PJM Interconnection, Inc. (PJM) to establish a joint and common wholesale energy market (JCM) for the two neighboring RTOs.  NSP-Wisconsin opposed the WPS complaints, arguing that MISO and PJM are completing projects shown to be cost beneficial to market participants, and a full JCM could substantially increase market operations costs with limited benefits in terms of energy savings.  In dismissing the complaints, the FERC ruled that the progress by MISO and PJM toward the JCM was satisfactory.

MISO and its stakeholders are developing proposals to establish ancillary service markets within its footprint.  The proposals would increase the market efficiency by providing a reduced allocation of generation contingency reserves for market participants and by creating economic market opportunities to obtain alternative sources of generating reserves.  The proposed implementation of these market design improvements is scheduled for phase-in over the course of 2007, subject to project actions by MISO.

2006 Fuel Cost Recovery – NSP-Wisconsin’s electric fuel costs for March 2006 were significantly lower than authorized in the 2006 Wisconsin rate case and outside the established fuel monitoring range under the Wisconsin fuel rules.  Based on preliminary data, March fuel costs for the Wisconsin retail jurisdiction were approximately $2.1 million, or 20 percent, lower than authorized.  Year-to-date fuel costs were approximately $1.9 million, or 6 percent, lower than authorized, resulting in a year-to-date over recovery of $1.9 million.  NSP-Wisconsin anticipates the Public Service Commission of Wisconsin (PSCW) will open a proceeding by mid May to determine if a rate reduction (fuel credit factor) should be implemented.  At the time a notice is issued to open the proceeding, rates will likely be declared subject to refund from that point forward, pending a determination of final rates.

Energy Efficiency and Renewables Law – On March 17, 2006, Governor Doyle signed into law the legislative proposal containing the Governor’s Task Force recommendations on energy efficiency and renewables. The bill sets a renewable portfolio standard (RPS) of 10 percent by 2015. NSP-Wisconsin anticipates it will be able to meet the RPS with its pro-rata share of existing and planned renewable generation on the NSP system.

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

Chippewa Falls Manufactured Gas Plant Site—The Wisconsin Department of Natural Resources issued an order requiring that NSP-Wisconsin conduct a supplemental site investigation of property owned by NSP-Wisconsin in Chippewa Falls, Wis., which was previously an MGP facility.  A supplemental investigation was conducted in order to determine if additional remediation is required to meet Wisconsin soil and groundwater standards.  Based on the results of the supplemental site investigation that was completed during November 2005, the estimated cost to remediate the site is $5.0 million.  NSP-Wisconsin recorded a liability for the cost of remediating this site.  Costs accrued for the site were deferred as a regulatory asset based on the expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.

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

Comer vs. Xcel Energy Inc. et al. – On April 25, 2006 Xcel Energy received notice of a purported class action lawsuit filed in United States District Court for the Southern District of Mississippi.  Although NSP-Wisconsin is not named as a party to this litigation, it could have a material adverse effect on NSP-Wisconsin.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ carbon dioxide emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.

Other Contingencies

Except as set forth above, the circumstances in Note 8 and 9 to the financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 and Note 2 of this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.

4. Derivative Valuation and Financial Impacts

NSP-Wisconsin uses a number of different derivative instruments in connection with its utility commodity price and interest rate activities, including forward contracts, futures, swaps and options.

All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133-“Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship.  The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance.  This classification is dependent on the applicability of any regulatory mechanism in place. This includes certain instruments used to mitigate market risk for NSP-Wisconsin. The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective.  The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Consolidated Statements of Income, to the extent effective.

NSP-Wisconsin records the fair value of its derivative instruments in its Consolidated Balance Sheet as separate line items identified as Derivative Instruments Valuation in both current and noncurrent assets and liabilities.

Qualifying hedging relationships are designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), or a hedge of a recognized asset, liability or firm commitment (fair value hedge).  The types of qualifying hedging transactions that NSP-Wisconsin is currently engaged in are discussed below.

Cash Flow Hedges

NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices and interest rates. These derivative instruments are designated as cash flow hedges for accounting purposes, and the changes in the fair value of these instruments are recorded as a component of Other Comprehensive Income.

At March 31, 2006, NSP-Wisconsin had no commodity-related contracts classified as cash flow hedges.

NSP-Wisconsin enters into interest rate lock agreements, including treasury-rate locks and forward starting swaps, that effectively fix the yield or price on a specified treasury security for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. As of March 31, 2006, NSP-Wisconsin had net losses of $0.1 million in Accumulated Other Comprehensive Income that it expects to recognize in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. NSP-Wisconsin is allowed to recover in natural gas rates the costs of certain financial instruments acquired to reduce commodity cost volatility. There was no hedge ineffectiveness in the first quarter of 2006.

The impact of qualifying cash flow hedges on NSP-Wisconsin’s Accumulated Other Comprehensive Income, included as a component of stockholders’ equity, are detailed in the following table:

	Three months ended
(Millions of dollars)	March 31, 2006	March 31, 2005

Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(1.0)	$(1.0)
After-tax net unrealized gains related to derivatives accounted for as hedges	—	—
After-tax net realized gains on derivative transactions reclassified into earnings	—	—
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(1.0)	$(1.0)

Normal Purchases or Normal Sales Contracts

NSP-Wisconsin enters into contracts for the purchase and sale of various commodities for use in its business operations.  SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  In addition, normal purchases and normal sales contracts must have a price based on an underlying that is clearly and closely related to the asset being purchased or sold.  An underlying is a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable, including the occurrence or nonoccurrence of a specified event, such as a scheduled payment under a contract.

NSP-Wisconsin evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify to meet the normal designation requirements under SFAS No. 133.

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

5. Detail of Interest and Other Income - Net

Interest and other income, net of nonoperating expenses, for the three months ended March 31 consists of the following:

	Three months ended March 31
(Thousands of dollars)	2006	2005
Interest income	$161	$105
Other nonoperating income	46	21
Employee-related insurance policy expense	(86)	(86)
Total interest and other income - net	$121	$40

6.  Segment Information

NSP-Wisconsin has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended March 31, 2006
Revenues from:
External customers	$141,649	$73,333	$175	$—	$215,157
Internal customers	30	1,580	—	(1,610)	—
Total revenue	141,679	74,913	175	(1,610)	215,157
Segment net income (loss)	$11,858	$2,597	$(332)	$—	$14,123

Three months ended March 31, 2005
Revenues from:
External customers	$125,447	$62,537	$168	$—	$188,152
Internal customers	21	93	—	(114)	—
Total revenue	125,468	62,630	168	(114)	188,152
Segment net income (loss)	$9,535	$3,694	$(174)	$—	$13,055

7. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended March 31,
(Millions of dollars)	2006	2005
Net income	$14.1	$13.1
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 4)	—	—
Comprehensive income	$14.1	$13.1

The accumulated other comprehensive loss in stockholder’s equity at March 31, 2006 and Dec. 31, 2005, relates to valuation adjustments on NSP-Wisconsin’s derivative financial instruments and hedging activities and the mark-to-market components of NSP-Wisconsin’s marketable securities.

8. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost

	Three months ended March 31,
	2006	2005	2006	2005
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$16,434	$17,250	$1,837	$1,743
Interest cost	39,509	40,996	13,183	13,867
Expected return on plan assets	(66,481)	(70,274)	(6,268)	(6,583)
Amortization of transition obligation	—	—	3,645	3,645
Amortization of prior service cost (credit)	7,427	7,522	(545)	(545)
Amortization of net loss	4,511	3,449	6,523	6,663
Net periodic benefit cost (credit)	1,400	(1,057)	$18,375	$18,790
Credits not recognized due to the effects of regulation	2,425	3,184	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$3,825	$2,127	$19,348	$19,763

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(179)	$(437)	$680	$707

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•    Risks associated with implementation of new technologies; and

•    Other business or investment considerations that may be disclosed from time to time in NSP-Wisconsin’s SEC filings, including “Risk Factors” in Item A of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2005, or in other publicly disseminated written documents.

Market Risks

NSP-Wisconsin is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its annual report on Form 10-K for the year ended Dec. 31, 2005. Commodity price and interest rate risks for NSP-Wisconsin are mitigated in most jurisdictions due to cost-based rate regulation. At March 31, 2006, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2005.

RESULTS OF OPERATIONS

NSP-Wisconsin’s net income was $14.1 million for the first three months of 2006, compared with $13.1 million for the first three months of 2005.

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

	Three months ended March 31,
(Millions of dollars)	2006	2005

Total electric utility revenue	$142	$125
Electric fuel and purchased power	(74)	(65)
Total electric utility margin	$68	$60
Margin as a percentage of revenue	47.9%	48.0%

The following summarizes the components of the changes in base electric revenue and base electric margin for the three months ended March 31:

Base Electric Revenue

(Millions of dollars)	2006 vs. 2005

Fuel and purchased power cost recovery	$10
Sales growth (excluding impact of weather)	4
Non-fuel rate case	2
Estimated impact of weather	(1)
Other	2
Total base electric revenue increase	$17

Base Electric Margin

(Millions of dollars)	2006 vs. 2005

Fuel and purchased power cost recovery	$4
Sales growth (excluding impact of weather)	3
Non-fuel rate case	2
Estimated impact of weather	(1)
Total base electric margin increase	$8

Natural Gas Utility Margins

The following table details the change in natural gas revenue and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Three months ended March 31,
(Millions of dollars)	2006	2005

Natural gas revenue	$73	$63
Cost of natural gas purchased and transported	(61)	(50)
Natural gas margin	$12	$13

The following summarizes the components of the changes in natural gas revenue and margin for the three months ended March 31:

Natural Gas Revenue

(Millions of dollars)	2006 vs. 2005

Purchased gas adjustment clause recovery	$13
Base rate increase	2
Estimated impact of weather	(1)
Other	(4)
Total natural gas revenue increase	$10

Natural Gas Margin

(Millions of dollars)	2006 vs. 2005

Base rate increase	$2
Estimated impact of weather	(1)
Other	(2)
Total natural gas margin decrease	$(1)

Non-Fuel Operating Expense and Other Items

The following summarizes the components of the changes in other utility operating and maintenance expense for the three months ended March 31:

(Millions of dollars)	2006 vs. 2005

Higher uncollectible receivable costs	$3
Higher employee benefit costs	1
Other	1
Total operating and maintenance expense increase	$5

Depreciation and amortization expense increased by approximately $0.3 million, or 2.2 percent, for the first three months of 2006 compared with the first three months of 2005.  The increase was primarily due to plant additions, partially offset by lower software amortization.

Income tax expense increased by approximately $0.2 million for the first three months of 2006 compared with the first three months of 2005.  The effective tax rate was 37.4 percent for the first three months of 2006, compared with 38.7 percent for the same period in 2005.  The decrease in the effective tax rate was primarily due to an increase in plant-related permanent tax benefit items for 2006 compared to 2005.

Smart Papers files for Bankruptcy - Smart Papers, one of NSP-Wisconsin’s largest electric and gas customers, filed for Chapter 11 bankruptcy in late March 2006 and has shut down its paper mill in Park Falls, Wisconsin.  NSP-Wisconsin’s 2005 revenues included approximately $5 million in sales to this customer.  NSP-Wisconsin has reserved for Smart Papers’ accounts receivable balance.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in NSP-Wisconsin’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against NSP-Wisconsin.  After consultation with legal counsel, NSP-Wisconsin has recorded an estimate of the probable cost of settlement or other disposition for such matters.  See Notes 2 and 3 of the Financial Statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Note 9 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 for a description of certain legal proceedings presently pending.  Except as discussed herein, there are no new significant cases to report against NSP-Wisconsin and there have been no notable changes in the previously reported proceedings.

Manufactured Gas Plant Insurance Coverage Litigation

In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire, and LaCrosse, Wis. In lieu of participating in discussions, on Oct. 28, 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul

Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court. On Nov. 12, 2003, NSP-Wisconsin commenced suit in Wisconsin state circuit court against St. Paul Fire & Marine Insurance Co. and its other insurers. Subsequently, the Wisconsin court denied the insurers’ motion to stay the Wisconsin case pending resolution of the Minnesota action.  On Jan. 6, 2005, the Minnesota court issued an injunction prohibiting NSP-Wisconsin from prosecuting the Wisconsin action.  The injunction was stayed pending appeal.  On Dec. 27, 2005, the Minnesota Court of Appeals upheld the issuance of the anti-suit injunction.  On Mar. 14, 2006, the Minnesota Supreme Court denied NSP-Wisconsin’s petition for review of the anti-suit injunction.  Trial in the Minnesota action is scheduled to commence on Nov. 6, 2006.  The January 2007 trial in the Wisconsin action has been adjourned and has not been rescheduled.

On Jan. 10, 2006, NSP-Wisconsin, entered into a confidential settlement agreement with St. Paul Mercury Insurance Company, St. Paul Fire and Marine Insurance Company and The Phoenix Insurance Company (St. Paul Companies), and the St. Paul Companies have been dismissed from the Minnesota and Wisconsin actions.   The settlement with the St. Paul Companies will not have a material effect on NSP-Wisconsin’s financial results.

NSP-Wisconsin has reached settlements in principle with Admiral Insurance Company, Associated Electric & Gas Insurance Services Limited, Compagnie Europeene D’Assurances Industrielles S.A. and Allstate Insurance Co..  These settlements will not have a material effect on NSP-Wisconsin’s financial results.

On Feb. 10, 2006, NSP-Wisconsin filed with the Minnesota court a renewed motion for dismissal under the doctrine of forum non conveniens and a motion for dissolution of the anti-suit injunction.  These motions were based upon the changed circumstances resulting from the dismissal of the St. Paul Companies.  The St. Paul Companies were the only Minnesota-based insurers and provided what the trial court viewed as a crucial Minnesota connection supporting its issuance of the anti-suit injunction and denial of NSP-Wisconsin’s February 2004 motion to dismiss under the doctrine of forum non conveniens.  The court heard arguments on these motions on April 21, 2006, and has taken the motions under advisement.  The court extended its stay of the anti-suit injunction while these motions are under advisement.

The PSCW has established a deferral process whereby clean-up costs associated with the remediation of former MGP sites are deferred and, if approved by the PSCW, recovered from ratepayers. Carrying charges associated with these clean-up costs are not subject to the deferral process and are not recoverable from ratepayers. Any insurance proceeds received by NSP-Wisconsin will operate as a credit to ratepayers, therefore, these lawsuits should not have a material impact on NSP-Wisconsin’s financial results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2006.

Northern States Power Co. (a Wisconsin corporation)
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer