Form 10-Q
period 2006-06-30
NORTHERN STATES POWER CO /WI/
filed 2006-08-04
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 4, 2006
Common Stock, $100 par value	933,000 shares

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues
Electric utility	$132,827	$127,394	$274,476	$252,841
Natural gas utility	18,843	19,777	92,176	82,314
Other	184	175	359	343
Total operating revenues	151,854	147,346	367,011	335,498

Operating expenses
Electric fuel and purchased power	69,107	78,818	143,124	143,761
Cost of natural gas sold and transported	12,743	14,473	73,980	64,239
Other operating and maintenance expenses	32,471	32,685	66,805	62,191
Depreciation and amortization	12,916	12,787	25,702	25,300
Taxes (other than income taxes)	4,576	4,047	9,343	8,459
Total operating expenses	131,813	142,810	318,954	303,950

Operating income	20,041	4,536	48,057	31,548

Interest and other income — net (see Note 5)	226	99	347	139
Allowance for funds used during construction — equity	142	276	267	221

Interest charges and financing costs
Interest charges — includes financing costs of $305, $304, $606 and $605, respectively	5,624	5,626	11,580	11,185
Allowance for funds used during construction — debt	(301)	(89)	(552)	67
Total interest charges and financing costs	5,323	5,537	11,028	11,252

Income (loss) before income taxes	15,086	(626)	37,643	20,656
Income tax (benefit)	5,771	(374)	14,205	7,853
Net income (loss)	$9,315	$(252)	$23,438	$12,803

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Six Months Ended June 30,
	2006	2005

Operating activities
Net income	$23,438	$12,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,702	25,957
Deferred income taxes	(4,332)	434
Amortization of investment tax credits	(381)	(393)
Allowance for equity funds used during construction	(267)	(221)
Change in accounts receivable	21,676	(1,332)
Change in inventories	9,247	4,833
Change in other current assets	24,231	4,244
Change in accounts payable	(20,827)	6,618
Change in other current liabilities	2,966	(1,269)
Change in other assets	(1,934)	(3,108)
Change in other liabilities	9,258	1,087
Net cash provided by operating activities	89,777	49,653

Investing activities
Capital/construction expenditures	(31,788)	(27,925)
Allowance for equity funds used during construction	267	221
Other investments — net	(110)	(63)
Net cash used in investing activities	(31,631)	(27,767)

Financing activities
Short-term borrowings from affiliate — net	(45,000)	(2,400)
Capital contributions from parent	18,523	4,185
Proceeds from issuance of long-term debt	239	—
Dividends paid to parent	(31,883)	(23,744)
Net cash used in financing activities	(58,121)	(21,959)

Net increase (decrease) in cash and cash equivalents	25	(73)
Net increase in cash and cash equivalents — consolidation of subsidiaries	—	510
Cash and cash equivalents at beginning of year	681	231
Cash and cash equivalents at end of quarter	$706	$668

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$10,843	$10,725
Cash paid for income taxes (net of refunds received)	$17,422	$10,486
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions	$1,623	$1,145

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	June 30, 2006	Dec. 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$706	$681
Accounts receivable — net of allowance for bad debts: $1,492 and $1,461, respectively	47,220	62,155
Accounts receivable from affiliates	3,390	10,131
Accrued unbilled revenues	19,440	39,925
Material and supplies inventories — at average cost	5,328	4,977
Fuel inventory — at average cost	7,910	8,597
Natural gas inventory — at average cost	5,609	14,520
Current deferred income taxes	7,523	3,406
Prepaid taxes	14,919	14,033
Derivative instruments valuation	1,648	3,798
Prepayments and other	1,034	2,471
Total current assets	114,727	164,694
Property, plant and equipment, at cost:
Electric utility plant	1,272,402	1,268,623
Natural gas utility plant	156,734	155,628
Common utility and other property	114,898	113,542
Construction work in progress	34,148	10,447
Total property, plant and equipment	1,578,182	1,548,240
Less accumulated depreciation	(632,933)	(612,205)
Net property, plant and equipment	945,249	936,035
Other assets:
Prepaid pension asset	55,397	54,767
Regulatory assets	62,875	61,582
Other investments	6,430	6,320
Other	6,804	7,291
Total other assets	131,506	129,960
Total assets	$1,191,482	$1,230,689

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34	$34
Notes payable to affiliate	19,750	64,750
Accounts payable	18,799	39,660
Accounts payable to affiliates	17,007	16,308
Accrued interest	4,130	4,100
Accrued payroll and benefits	4,968	5,493
Dividends payable to parent	—	10,597
Derivative instruments valuation	286	718
Taxes accrued	3,988	3,375
Other	9,918	6,123
Total current liabilities	78,880	151,158
Deferred credits and other liabilities:
Deferred income taxes	171,217	171,083
Deferred investment tax credits	12,070	12,451
Regulatory liabilities	97,763	95,751
Customer advances for construction	17,444	17,734
Asset retirement obligations	3,019	2,936
Benefit obligations and other	36,864	26,339
Total deferred credits and other liabilities	338,377	326,294
Minority interest in subsidiaries	385	383
Commitments and contingencies (see Note 3)
Capitalization:
Long-term debt	315,643	315,371
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	106,330	87,806
Retained earnings	259,499	257,346
Accumulated other comprehensive loss	(932)	(969)
Total common stockholder’s equity	458,197	437,483
Total liabilities and equity	$1,191,482	$1,230,689

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2006, and Dec. 31, 2005; the results of operations for the three and six months ended June 30, 2006 and 2005; and cash flows for the six months ended June 30, 2006 and 2005. Due to the seasonality of electric and natural gas sales of NSP-Wisconsin, quarterly results are not necessarily an appropriate base from which to project annual results.

1.     Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the Consolidated Financial Statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

FASB Interpretation No. 48 (FIN 48) — In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109”.  FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date.  Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle.

FIN 48 is effective for fiscal years beginning after Dec. 15, 2006.  NSP-Wisconsin is assessing the impact of the new guidance on all of its open tax positions.

2.     Regulation

 Midwest Independent Transmission System Operator, Inc. (MISO) Operations —NSP-Wisconsin and Northern States Power Company, a Minnesota corporation (NSP-Minnesota), an affiliate of NSP-Wisconsin, are members of the MISO. The MISO is a regional transmission organization (RTO) that provides transmission tariff administration services for electric transmission systems, including those of NSP-Minnesota and NSP-Wisconsin.  In 2002, NSP-Minnesota and NSP-Wisconsin received all required regulatory approvals to transfer functional control of their high voltage (100 kilovolts and greater) transmission systems to the MISO. The MISO exercises functional control over the operations of these facilities and the facilities of certain neighboring electric utilities. On April 1, 2005, MISO initiated a regional Day 2 wholesale energy market pursuant to its transmission and energy markets tariff.

MISO Cost Recovery

While the Day 2 market is designed to provide efficiencies through region-wide generation dispatch and increased reliability, there are costs associated with the Day 2 market.  NSP-Wisconsin has requested recovery of these costs within their respective jurisdictions as outlined below.

On June 16, 2006, the Public Service Commission of Wisconsin (PSCW) issued its written order regarding the joint request for escrow accounting treatment of MISO Day 2 costs made by NSP-Wisconsin and other Wisconsin utilities.  The order confirms continued deferred accounting treatment for congestion costs, net line losses, and costs of acquiring FTRs not received in the MISO allocation process, as previously authorized by the PSCW.  The order also clarifies that deferral is authorized for several additional MISO Day 2 cost and revenue types not explicitly addressed in the original PSCW order issued March 29, 2005.  While deferral for most of the additional cost and revenue types was granted retroactive to April 1, 2005, a few types are deferrable beginning June 8, 2006.  To date, NSP-Wisconsin has deferred a total of approximately $6.2 million of MISO Day 2 costs.

Joint and Common Wholesale Energy Market

On March 16, 2006, the FERC dismissed complaints filed by Wisconsin Public Service Corp. et al. (WPS) asking the FERC to order MISO and the PJM Interconnection, Inc. (PJM) to establish a joint and common wholesale energy market (JCM) for the two neighboring RTOs. Xcel Energy opposed the WPS complaints, arguing that MISO and PJM are completing projects shown to be cost beneficial to market participants, and a full JCM could substantially increase market operations costs with limited benefits in terms of energy savings. In dismissing the complaints, the FERC ruled the progress by MISO and PJM toward the JCM was satisfactory.

Ancillary Service Markets

MISO and its stakeholders are developing proposals to establish ancillary service markets within its footprint. The proposals would increase market efficiency by providing a reduced allocation of generation contingency reserves for market participants and by creating economic market opportunities to obtain alternative sources of generating reserves. The proposed implementation of these market design improvements is scheduled for phase-in over the course of 2007, subject to project actions by MISO.

2006 Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for March 2006 were approximately $2.1 million, or 20 percent, lower than authorized in the 2006 Wisconsin electric rate case and outside the established fuel monitoring range under the Wisconsin fuel rules.  Year-to-date fuel costs through March were approximately $1.9 million, or 6 percent, lower than authorized, resulting in an over recovery of $1.9 million.  On May 4, 2006, the PSCW opened a proceeding to determine if a rate reduction (fuel credit factor) should be implemented, and made new rates reflecting the lower fuel costs effective May 4, 2006, subject to refund pending a full review of 2006 fuel costs.

In late May 2006, NSP-Wisconsin provided the PSCW with an updated forecast of fuel costs for the remainder of 2006 showing NSP-Wisconsin’s fuel costs will be within the authorized range by year-end, and no rate reduction is warranted.  The PSCW’s investigation is ongoing.

Fuel costs for the Wisconsin retail jurisdiction through June 2006 were $0.8 million, or 1.0 percent lower than authorized in the 2006 rate case.  However, NSP-Wisconsin’s forecast continues to show that by year-end, fuel costs will be within the authorized range.  NSP-Wisconsin anticipates the PSCW will complete their investigation and issue an order later this year.

Wisconsin Energy Efficiency and Renewables Law — On March 17, 2006, Wisconsin Governor Doyle signed into law a bill setting a renewable portfolio standard of 10 percent by 2015.  NSP-Wisconsin anticipates it will meet the renewable standard with its pro-rata share of existing and planned renewable generation on the NSP system.

Wholesale Rate Case Application — On July 31, 2006, NSP-Wisconsin filed a Section 205 rate case at the FERC requesting a base rate increase of approximately $4 million, or 15 percent, for its ten wholesale municipal electric sales customers.  The last rate increase for these customers was in 1993. NSP-Wisconsin’s wholesale customers are currently served under a bundled full requirements tariff, with rates based on embedded costs, and a monthly fuel cost adjustment.  NSP-Wisconsin is proposing to unbundle transmission service and revise the fuel cost adjustment clause to reflect current FERC regulatory policies, the advent of MISO operations and the Day 2 energy market.

3. Commitments and Contingent Liabilities

Environmental Contingencies

NSP-Wisconsin has been, or is, currently involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, NSP-Wisconsin is pursuing or intends to pursue insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, NSP-Wisconsin is pursuing, or intends to pursue, recovery from other potentially responsible parties and through the rate regulatory process.  New and changing federal and state environmental mandates can also create added financial liabilities for NSP-Wisconsin, which are normally recovered through the rate regulatory process.   To the extent any costs are not recovered through the options listed above, NSP-Wisconsin would be required to recognize an expense for such unrecoverable amounts in its Consolidated Financial Statements.

Manufactured Gas Plant Sites

Ashland Manufactured Gas Plant Site—NSP-Wisconsin was named a potentially responsible party (PRP) for creosote and coal tar contamination at a site in Ashland, Wis. The Ashland site includes property owned by NSP-Wisconsin, which was previously a manufactured gas plant (MGP) facility, and two other properties: an adjacent city lakeshore park area, on which an unaffiliated third party previously operated a sawmill, and an area of Lake Superior’s Chequemegon Bay adjoining the park. The U. S. Environmental Protection Agency (EPA) and Wisconsin Department of Natural Resources (WDNR) have not yet selected the method of remediation to use at the site.  Until the EPA and the WDNR select a remediation strategy for the entire site and determine NSP-Wisconsin’s level of responsibility, NSP-Wisconsin’s liability for the cost of remediating the Ashland site is not determinable.  NSP-Wisconsin has recorded a liability of $25.3 million for its potential liability for remediating the Ashland site.  Since NSP-Wisconsin cannot currently estimate the cost of remediating the Ashland site, the recorded liability is based upon the minimum of the estimated range of remediation costs, using information available to date and reasonably effective remedial methods.  Of the total accrued, NSP-Wisconsin recorded an additional $5.7 million in the second quarter 2006 to reflect estimated legal defense and additional work plan costs.

Chippewa Falls Manufactured Gas Plant Site—The WDNR issued an order requiring that NSP-Wisconsin conduct a supplemental site investigation of property owned by NSP-Wisconsin in Chippewa Falls, Wis., which was previously an MGP facility.  A supplemental investigation was conducted in order to determine if additional remediation is required to meet Wisconsin soil and groundwater standards.  Based on the results of the supplemental site investigation that was completed during November 2005, the estimated cost to remediate the site is $5.0 million.  The estimate is based on a thermal desorption method of remediation.  However, NSP-Wisconsin is reviewing several options to determine the most cost effective approach to remediate  the site.  Once the remediation is completed, which is anticipated in late 2006 or 2007, it is expected that the WDNR will require long-term annual groundwater monitoring for at least five years.  NSP-Wisconsin recorded a liability of $5.0 million for the cost of remediating this site.  Costs accrued for the site were deferred as a regulatory asset based on the expectation that the Public Service Commission of Wisconsin (PSCW) will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.

Clean Air Mercury Rule — In March 2005, the United States EPA issued the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from power plants for the first time. NSP-Wisconsin continues to evaluate the strategy for complying with CAMR.  Compliance may be achieved by either adding mercury controls or purchasing allowances or a combination of both.  The capital cost is estimated at $0.9 million for the mercury control equipment.

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

Comer vs. Xcel Energy Inc. et al. — On April 25, 2006, Xcel Energy received notice of a purported class action lawsuit filed in United States District Court for the Southern District of Mississippi.  Although NSP-Wisconsin is not named as a party to this litigation, if the litigation ultimately results in an unfavorable outcome for Xcel Energy, it could have a material adverse effect on NSP-Wisconsin.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ carbon dioxide emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  On July 19, 2006, Xcel Energy filed a motion to dismiss the lawsuit in its entirety.

Carbon Dioxide Emissions Lawsuit — On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions.  Although NSP-Wisconsin is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on NSP-Wisconsin.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or gas-fired power plants.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In October 2004, Xcel Energy and four other utility companies filed a motion to dismiss the lawsuit, contending, among other reasons, that the lawsuit is an attempt to usurp the policy-setting role of the U.S. Congress and the president.  On Sept. 19, 2005, the judge granted the defendants’ motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the Second Circuit. Oral arguments were presented on June 7, 2006 and a decision on the appeal is pending.

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

All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133-“Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship.  The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance.  This classification is dependent on the applicability of any regulatory mechanism in place. This includes certain instruments used to mitigate market risk for NSP-Wisconsin.  The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective.  The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Consolidated Statements of Operations.

NSP-Wisconsin records the fair value of its derivative instruments in its Consolidated Balance Sheet as separate line items identified as Derivative Instruments Valuation in both current and noncurrent assets and liabilities.

The fair value of all interest rate swaps is determined through counterparty valuations, internal valuations and broker quotes. There have been no material changes in the techniques or models used in the valuation of interest rate swaps during the periods presented.

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

At June 30, 2006, NSP-Wisconsin had various commodity-related contracts designated as cash flow hedges extending through March 2007.  The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale. As of June 30, 2006, NSP-Wisconsin had no amounts in Accumulated Other Comprehensive Loss related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

NSP-Wisconsin enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. As of June 30, 2006, NSP-Wisconsin had net losses of $0.1 million in Accumulated Other Comprehensive Loss that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. NSP-Wisconsin is allowed to recover in natural gas rates the costs of certain financial instruments acquired to reduce commodity cost volatility. There was no hedge ineffectiveness in the second quarter of 2006.

The impact of qualifying cash flow hedges on NSP-Wisconsin’s Accumulated Other Comprehensive Loss, included as a component of stockholder’s equity, are detailed in the following table:

	Six months ended
(Millions of dollars)	June 30, 2006	June 30, 2005

Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(1.0)	$(1.0)
After-tax net unrealized gains related to derivatives accounted for as hedges	—	—
After-tax net realized gains on derivative transactions reclassified into earnings	—	—
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(1.0)	$(1.0)

Fair Value Hedges

The effective portion of the change in the fair value of a derivative instrument qualifying as a fair value hedge is offset against the change in the fair value of the underlying asset, liability or firm commitment being hedged. That is, fair value hedge accounting allows the gains or losses of the derivative instrument to offset, in the same period, the gains and losses of the hedged item.

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

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

5. Detail of Interest and Other Income — Net

Interest and other income, net of nonoperating expenses, for the three and six months ended June 30 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2006	2005	2006	2005
Interest income	$346	$104	$507	$209
Other nonoperating income	9	71	55	91
Employee-related insurance policy expenses	(129)	(76)	(215)	(161)
Total interest and other income - net	$226	$99	$347	$139

6.     Segment Information

NSP-Wisconsin has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended June 30, 2006
Revenues from:
External customers	$132,827	$18,843	$184	$—	$151,854
Internal customers	31	579	—	(610)	—
Total revenue	$132,858	$19,422	$184	$(610)	$151,854
Segment net income (loss)	$9,510	$(63)	$(132)	$—	$9,315

Three months ended June 30, 2005
Revenues from:
External customers	$127,394	$19,777	$175	$—	$147,346
Internal customers	—	452	—	(452)	—
Total revenue	$127,394	$20,229	$175	$(452)	$147,346
Segment net income (loss)	$817	$(913)	$(156)	$—	$(252)

(Thousands of dollars)	Regulated Electric Utility	Regulated NaturalGas Utility	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2006
Revenues from:
External customers	$274,476	$92,176	$359	$—	$367,011
Internal customers	61	2,159	—	(2,220)	—
Total revenue	$274,537	$94,335	$359	$(2,220)	$367,011
Segment net income (loss)	$21,368	$2,534	$(464)	$—	$23,438

Six months ended June 30, 2005
Revenues from:
External customers	$252,841	$82,314	$343	$—	$335,498
Internal customers	21	545	—	(566)	—
Total revenue	$252,862	$82,859	$343	$(566)	$335,498
Segment net income (loss)	$10,352	$2,781	$(330)	$—	$12,803

7. Comprehensive Income (Loss)

The components of total comprehensive income (loss) are shown below:

	Three months ended June 30,		Six months ended June 30,
(Millions of dollars)	2006	2005	2006	2005

Net income (loss)	$9.3	$(0.3)	$23.4	$12.8
Other comprehensive income:
After-tax net unrealized gains related to derivativesaccounted for as hedges (see Note 4)	—	—	—	—
Comprehensive income (loss)	$9.3	$(0.3)	$23.4	$12.8

The accumulated other comprehensive loss in stockholder’s equity at June 30, 2006 and Dec. 31, 2005, relates to valuation adjustments on NSP-Wisconsin’s derivative financial instruments and hedging activities.

8. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost

	Three months ended June 30,
	2006	2005	2006	2005
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$14,380	$12,980	$1,479	$1,599
Interest cost	38,197	39,496	13,287	13,663
Expected return on plan assets	(67,551)	(69,484)	(7,110)	(6,267)
Amortization of transition obligation	—	—	3,577	3,644
Amortization of prior service cost (credit)	7,421	7,496	(545)	(544)
Amortization of net (gain) loss	4,165	(39)	5,875	6,460
Net periodic benefit cost (credit)	(3,388)	(9,551)	16,563	18,555
Credits not recognized due to the effects of regulation	3,893	6,500	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost (credit) recognized for financial reporting	$505	$(3,051)	$17,536	$19,528

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(452)	$(811)	$639	$666

	Six months ended June 30,
	2006	2005	2006	2005
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$30,814	$30,230	$3,316	$3,342
Interest cost	77,706	80,492	26,470	27,530
Expected return on plan assets	(134,032)	(139,758)	(13,378)	(12,850)
Amortization of transition obligation	—	—	7,222	7,289
Amortization of prior service cost (credit)	14,848	15,018	(1,090)	(1,089)
Amortization of net loss	8,676	3,410	12,398	13,123
Net periodic benefit cost (credit)	(1,988)	(10,608)	34,938	37,345
Credits not recognized due to the effects of regulation	6,318	9,684	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,946
Net benefit cost (credit) recognized for financial reporting	$4,330	$(924)	$36,884	$39,291

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(630)	$(1,248)	$1,319	$1,372

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

•       Risks associated with implementation of new technologies; and

•       Other business or investment considerations that may be disclosed from time to time in NSP-Wisconsin’s SEC filings, including “Risk Factors” in Item A of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2006.

Market Risks

NSP-Wisconsin is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its annual report on Form 10-K for the year ended Dec. 31, 2005. Commodity price and interest rate risks for NSP-Wisconsin are mitigated in most jurisdictions due to cost-based rate regulation. At June 30, 2006, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2005.

RESULTS OF OPERATIONS

NSP-Wisconsin’s net income was $23.4 million for the first six months of 2006, compared with $12.8 million for the first six months of 2005.

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

	Six months ended June 30,
(Millions of dollars)	2006	2005

Total electric utility revenue	$274	$253
Electric fuel and purchased power	(143)	(144)
Total electric utility margin	$131	$109
Margin as a percentage of revenue	47.8%	43.1%

The following summarizes the components of the changes in base electric revenue and base electric margin for the six months ended June 30:

Base Electric Revenue

(Millions of dollars)	2006 vs. 2005

Fuel and purchased power cost recovery	$18
Sales growth (excluding impact of weather)	2
Non-fuel rate case	7
Estimated impact of weather	(2)
Other	(4)
Total base electric revenue increase	$21

Base Electric Margin

(Millions of dollars)	2006 vs. 2005

Fuel and purchased power cost recovery	$12
Sales growth (excluding impact of weather)	2
Non-fuel rate case	7
Estimated impact of weather	(2)
Interchange agreement billing with NSP-Minnesota (net of deferrals)	(2)
Interchange agreement billing obligation load true-up	5
Interchange agreement billing fixed charge adjustment	1
Other	(1)
Total base electric margin increase	$22

Natural Gas Utility Margins

The following table details the change in natural gas revenue and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Six months ended June 30,
(Millions of dollars)	2006	2005

Natural gas revenue	$92	$82
Cost of natural gas purchased and transported	(74)	(64)
Natural gas margin	$18	$18

The following summarizes the components of the changes in natural gas revenue and margin for the six months ended June 30:

Natural Gas Revenue

(Millions of dollars)	2006 vs. 2005

Purchased gas adjustment clause recovery	$10
Base rate increase	3
Estimated impact of weather	(1)
Sales growth (excluding impact of weather)	(1)
Other	(1)
Total natural gas revenue increase	$10

Natural Gas Margin

(Millions of dollars)	2006 vs. 2005

Base rate increase	$3
Estimated impact of weather	(1)
Sales growth (excluding impact of weather)	(1)
Other	(1)
Total natural gas margin change	$—

Non-Fuel Operating Expense and Other Items

The following summarizes the components of the changes in other utility operating and maintenance expense for the six months ended June 30:

(Millions of dollars)	2006 vs. 2005

Higher uncollectible receivable costs	$1
Higher plant overhaul costs	1
Higher vegetation management line clearance costs	1
Higher transmission interchange expense	1
Other	1
Total operating and maintenance expense increase	$5

Depreciation and amortization expense increased by approximately $0.4 million, or 1.6 percent, for the first six months of 2006 compared with the first six months of 2005.  The increase was primarily due to plant additions, partially offset by lower software amortization.

Income tax expense increased by approximately $ 6.4 million for the first six months of 2006 compared with the first six months of 2005. The increase was primarily due to an increase in pretax income. The effective tax rate was 37.7 percent for the first six months of 2006, compared with 38.0 percent for the same period in 2005.

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

On March 1, 2002, NSP-Wisconsin was served with a lawsuit commenced by James and Grace Gumz and Michael and Susan Gumz in Marathon County Circuit Court, Wisconsin, alleging that electricity supplied by NSP-Wisconsin harmed their dairy herd and caused them personal injury.  The case was tried to a jury in Wausau, Wisconsin commencing in February, 2005, on theories of negligence and nuisance.   On March 4, 2005, a verdict in the amount of approximately $0.5 million was returned against NSP-Wisconsin.  On May 3, 2005, judgment in the amount of $0.6 million was entered against NSP-Wisconsin.  NSP-Wisconsin subsequently filed an appeal in District III, Court of Appeals.  Plaintiffs filed a cross appeal with respect to the trial court’s dismissal of the treble damages claim.  On July 18, 2006, the Court of Appeals affirmed the judgment entered against NSP-Wisconsin.  The Court also affirmed the trial court’s dismissal of the plaintiffs’ treble damages claim.  Petitions for review to the Wisconsin Supreme Court must be filed by August 17, 2006.

Manufactured Gas Plant Insurance Coverage Litigation

In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire, and LaCrosse, Wis. In lieu of participating in discussions, on Oct. 28, 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court. On Nov. 12, 2003, NSP-Wisconsin commenced suit in Wisconsin state circuit court against St. Paul Fire & Marine Insurance Co. and its other insurers. Subsequently, the Minnesota court enjoined NSP-Wisconsin from pursuing the Wisconsin litigation.  Although the Wisconsin action has not been dismissed, the January 2007 trial date has been adjourned and has not been rescheduled.  Trial in the Minnesota action is scheduled to commence on Nov. 6, 2006.

NSP-Wisconsin has entered into confidential settlements with St. Paul Mercury Insurance Company, St. Paul Fire and Marine Insurance Company and the Phoenix Insurance Company (“St. Paul Companies”), and these insurers have been dismissed from the Minnesota and Wisconsin actions.  These settlements will not have a material effect on Xcel Energy’s financial results.

NSP-Wisconsin has reached settlements in principle with Admiral Insurance Company; Associated Electric & Gas Insurance Services Limited; Allstate Insurance Co.; Compagnie Europeene D’Assurances Industrielles S.A.; Fireman’s Fund Insurance Company; INSCO, Ltd. (on its own behalf and on behalf of the insurance companies subscribing per Britamco, Ltd.); certain Underwriters at Lloyd’s, London and certain London Market Insurance Companies (“London Market Insurers”) and General Reinsurance Corporation.  These settlements will not have a material effect on NSP-Wisconsin’s financial results.

On April 17, 2006, the London Market Insurers, together with other insurers, moved for summary judgment on choice of law and allocation of damages.  On Aug. 3, 2006, the court took the matter under advisement.  On June 19, 2006, certain insurers filed additional motions for summary judgment on various coverage issues, including choice of law, allocation of damages, justiciability, election of contract, late notice, legal fees and costs, lost policies, and pollution exclusion.  These motions are scheduled for hearing on Sept. 11 and 12, 2006.

The PSCW has established a deferral process whereby clean-up costs associated with the remediation of former MGP sites are deferred and, if approved by the PSCW, recovered from ratepayers. Carrying charges associated with these clean-up costs are not subject to the deferral process and are not recoverable from ratepayers. Any insurance proceeds received by NSP-Wisconsin will operate as a credit to ratepayers, therefore, these lawsuits should not have a material effect on NSP-Wisconsin’s financial results.

Item 1A. Risk Factors

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its 2005 Annual Report on Form 10-K, which is incorporated herein by reference.  There have been no material changes to the risk factors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 4, 2006.

Northern States Power Co. (a Wisconsin corporation)
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer