Form 10-Q
period 2006-09-30
NORTHERN STATES POWER CO /WI/
filed 2006-10-30
CIK 72909

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 30, 2006
Common Stock, $100 par value	933,000 shares

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

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Operating revenues
Electric utility	$165,902	$138,692	$440,378	$391,533
Natural gas utility	13,134	11,457	105,310	93,771
Other	218	172	577	515
Total operating revenues	179,254	150,321	546,265	485,819

Operating expenses
Electric fuel and purchased power	90,984	83,009	234,108	226,770
Cost of natural gas sold and transported	8,035	7,681	82,015	71,920
Other operating and maintenance expenses	33,372	30,185	100,177	92,376
Depreciation and amortization	12,946	12,913	38,648	38,213
Taxes (other than income taxes)	4,691	4,229	14,034	12,688
Total operating expenses	150,028	138,017	468,982	441,967

Operating income	29,226	12,304	77,283	43,852

Interest and other income — net (see Note 5)	234	(136)	581	3
Allowance for funds used during construction — equity	259	200	526	421

Interest charges and financing costs
Interest charges — includes financing costs of $308, $308, $914 and $913, respectively	5,583	6,011	17,163	17,196
Allowance for funds used during construction — debt	(356)	(94)	(908)	(27)
Total interest charges and financing costs	5,227	5,917	16,255	17,169

Income before income taxes	24,492	6,451	62,135	27,107
Income tax	7,842	2,307	22,047	10,160
Net income	$16,650	$4,144	$40,088	$16,947

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Nine Months Ended Sept. 30,
	2006	2005

Operating activities
Net income	$40,088	$16,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,165	39,253
Deferred income taxes	(4,949)	2,761
Amortization of investment tax credits	(571)	(589)
Allowance for equity funds used during construction	(526)	(421)
Change in accounts receivable	20,594	2,613
Change in inventories	(3,931)	(7,508)
Change in other current assets	27,121	10,509
Change in accounts payable	(11,567)	4,926
Change in other current liabilities	11,442	762
Change in other assets	(9,871)	(9,217)
Change in other liabilities	14,494	2,806
Net cash provided by operating activities	122,489	62,842

Investing activities
Capital/construction expenditures	(50,112)	(40,305)
Allowance for equity funds used during construction	526	421
Other investments — net	(89)	429
Net cash used in investing activities	(49,675)	(39,455)

Financing activities
Short-term borrowings from affiliate — net	(59,700)	(7,700)
Capital contributions from parent	18,523	19,185
Proceeds from issuance of long-term debt	233	—
Dividends paid to parent	(31,883)	(34,987)
Net cash used in financing activities	(72,827)	(23,502)

Net decrease in cash and cash equivalents	(13)	(115)
Net increase in cash and cash equivalents — consolidation of subsidiaries	—	510
Cash and cash equivalents at beginning of year	681	231
Cash and cash equivalents at end of quarter	$668	$626

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$10,774	$10,972
Cash paid for income taxes (net of refunds received)	$30,532	$14,366
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$642	$647

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	Sept. 30, 2006	Dec. 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$668	$681
Accounts receivable — net of allowance for bad debts: $1,184 and $1,461, respectively	51,496	62,155
Accounts receivable from affiliates	196	10,131
Accrued unbilled revenues	19,612	39,925
Material and supplies inventories — at average cost	5,260	4,977
Fuel inventory — at average cost	9,564	8,597
Natural gas inventory — at average cost	17,200	14,520
Current deferred income taxes	8,590	3,406
Prepaid taxes	11,367	14,033
Derivative instruments valuation	2,234	3,798
Prepayments and other	1,261	2,471
Total current assets	127,448	164,694
Property, plant and equipment, at cost:
Electric utility plant	1,278,980	1,268,623
Natural gas utility plant	158,655	155,628
Common utility and other property	115,161	113,542
Construction work in progress	41,069	10,447
Total property, plant and equipment	1,593,865	1,548,240
Less accumulated depreciation	(642,795)	(612,205)
Net property, plant and equipment	951,070	936,035
Other assets:
Prepaid pension asset	55,712	54,767
Regulatory assets	67,579	61,582
Other investments	6,409	6,320
Other	6,671	7,291
Total other assets	136,371	129,960
Total assets	$1,214,889	$1,230,689
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34	$34
Notes payable to affiliate	5,050	64,750
Accounts payable	23,244	39,660
Accounts payable to affiliates	20,842	16,308
Accrued interest	9,119	4,100
Accrued payroll and benefits	4,564	5,493
Dividends payable to parent	10,518	10,597
Derivative instruments valuation	2,550	718
Taxes accrued	1,901	3,375
Other	11,387	6,123
Total current liabilities	89,209	151,158
Deferred credits and other liabilities:
Deferred income taxes	168,161	171,083
Deferred investment tax credits	11,880	12,451
Regulatory liabilities	104,376	95,751
Customer advances for construction	16,659	17,734
Asset retirement obligations	3,038	2,936
Benefit obligations and other	41,193	26,339
Total deferred credits and other liabilities	345,307	326,294
Minority interest in subsidiaries	383	383
Commitments and contingencies (see Note 3)
Capitalization:
Long-term debt	315,653	315,371
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	106,330	87,806
Retained earnings	265,631	257,346
Accumulated other comprehensive loss	(924)	(969)
Total common stockholder’s equity	464,337	437,483
Total liabilities and equity	$1,214,889	$1,230,689

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2006, and Dec. 31, 2005; the results of operations for the three and nine months ended Sept. 30, 2006 and 2005; and cash flows for the nine months ended Sept. 30, 2006 and 2005. Due to the seasonality of electric and natural gas sales of NSP-Wisconsin, quarterly results are not necessarily an appropriate base from which to project annual results.

Except to the extent updated or described below, the footnotes set forth in the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 appropriately represent, in all material respects, the current status of the footnotes and are incorporated herein by reference.

1.              Significant Accounting Policies

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

Statement of Financial Accounting Standards No. 157 — “Fair Value Measurements” (SFAS No. 157) — In September 2006, the FASB issued SFAS No. 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007.  NSP-Wisconsin is evaluating the impact of SFAS No. 157 on its financial condition and results of operations.

Statement of Financial Accounting Standards No. 158 — “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158) — In September 2006, the FASB issued SFAS No. 158, which requires companies to fully recognize the funded status of each pension and other postretirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income.  Although NSP-Wisconsin continues to evaluate the impact of the new pronouncement, preliminary estimates indicate that assets could be increased by approximately $21 million and liabilities could be increased by approximately $21 million.   NSP-Wisconsin is evaluating regulatory accounting treatment, which would allow recognition of this item as a regulatory asset rather than as a charge to other comprehensive income.  These estimates reflect the expected deferral of these amounts as regulatory assets or liabilities.  The actual impact of the adoption of SFAS No. 158 could differ significantly from this estimate due to plan asset performance for the year and the discount rate in effect at the end of the year when the plans’ liabilities are measured.  The implementation of SFAS No.158 will have no impact on net income.  SFAS No. 158 is effective as of the end of the fiscal year ending after Dec. 15, 2006.

2.              Rates and Regulation

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

On June 29, 2006, the PSCW opened a proceeding to address the proper amount of MISO Day 2 deferrals that the state’s utilities should be allowed to recover and the proper method of rate recovery.  At the July 13, 2006 pre-hearing conference, the administrative law judge (ALJ) narrowed the scope of the issues to the following:

•                  The proper methodology for determining the recoverability of MISO Day 2 costs that have been deferred;

•                  The amounts that have been deferred as of June 30, 2006, by each utility; and

•                  The appropriateness of methods followed by the utilities.

NSP-Wisconsin filed initial testimony and exhibits in this proceeding on Sept. 1, 2006.  In that testimony, NSP-Wisconsin detailed its calculation methodology and reported that, as of June 30, 2006, it had deferred approximately $6.2 million.  The procedural schedule in the case requires PSCW staff and intervenor testimony to be filed by Dec. 8, 2006, and sets these issues for hearing on Jan. 31, 2007.  NSP-Wisconsin currently anticipates that the ultimate decision on the amount of costs to be recovered in rates could be delayed until its 2008 general rate case.

As of Sept. 30, 2006 NSP-Wisconsin has deferred a total of approximately $7.0 million of MISO Day 2 costs.

Ancillary Service Markets

MISO and its stakeholders are developing proposals to establish ancillary service markets within MISO’s footprint. The proposals would increase market efficiency by providing a reduced allocation of generation contingency reserves for market participants and by creating economic market opportunities to obtain alternative sources of generating reserves. The proposed implementation of these market design improvements is scheduled for phase-in over the course of 2007, subject to project actions by MISO. In July 2006, the Midwest contingency reserve sharing group agreement (CRSGA) was executed by numerous parties.   NSP-Minnesota and NSP-Wisconsin will participate through a collective of participants in the existing Mid-Continent Area Power Pool (MAPP) generation reserve sharing pool agreement, which would eventually be replaced by the MISO arrangement for contingency reserves.  MISO filed the CRSGA for FERC approval in Aug. 2006, to be effective Jan. 1, 2007.  FERC approval is pending.

In addition, MISO expects to file in late Nov. 2006 for FERC approval to establish wholesale markets for contingency reserves and regulation services to be effective in October 2007.  The ancillary services markets would be coordinated with the MISO Day 2 energy markets.  MISO’s costs to administer these markets would be collected through an increase in the Schedule 17 charge.

MISO Market Operations in Summer 2006

During July 2006, the MISO footprint experienced extremely hot weather, reaching a peak demand of more than 116,000 megawatts on July 31, 2006, after reaching a new peak of more than 113,000 megawatts on July 17, 2006.  The 116,000 megawatts demand was within 600 megawatts of net generation available within the MISO region (not including reserve margins).  The MISO Day 2 market generally functioned well, and no significant outages occurred, but the peak demand was approximately equal to the peak demand MISO previously predicted for 2009, and locational marginal prices for energy reflected constrained regions that limited regional efficiency during some hours.  The peak demands and regional constraints that cause congestion are expected to cause market participants and state regulatory commissions to review the need for additional generation and demand response programs.

2006 Fuel Cost Recovery — Fuel costs for the Wisconsin retail jurisdiction through Sept. 30, 2006 were $2.8 million, or 2.3 percent lower than authorized in the 2006 rate case.  Although the forecast shows higher costs for the remaining months of the year, NSP-Wisconsin anticipates fuel costs being outside the authorized range at year-end.  Accordingly, NSP-Wisconsin established a $1.9 million fuel refund provision in the third quarter.  The PSCW’s investigation is ongoing.  NSP-Wisconsin anticipates the PSCW will complete their investigation and issue an order early next year.

2007 Fuel Cost Recovery —The PSCW order in NSP-Wisconsin’s 2006 general rate case included a provision that allows NSP-Wisconsin to file an application to reopen the rate case for the limited purpose of  re-pricing the fuel-related component of base electric rates for 2007.  On Aug. 4, 2006, NSP-Wisconsin filed an application to reset the 2007 fuel base and monitoring range, and to increase electric base rates for 2007 by $22.6 million, or 5.0 percent, on an annual basis.  The requested increase was driven primarily by higher renewable energy purchases and increases in coal commodity and transportation costs.  On Sept. 1, 2006, the PSCW issued an order to reopen the case and, on Sept. 14, 2006, held a pre-hearing conference to identify the issues and set a procedural schedule for the case.  On Oct. 16, 2006, the PSCW staff recommended adjustments to reduce NSP-Wisconsin’s forecast fuel cost increase to $13.7 million, primarily based on decreases in natural gas and purchased power prices since the original filing on Aug. 4.  NSP-Wisconsin will be allowed to make one final update to forecast prices in mid November so the PSCW’s decision will be based on the most recent market price data.  A hearing has been set for Nov. 7, 2006.  In its application, NSP-Wisconsin requested a PSCW order before the end of 2006, with new rates to become effective Jan. 1, 2007.

Fuel Cost Recovery Rulemaking — On June 22, 2006, the PSCW opened a rulemaking docket to address potential revisions to the electric fuel cost recovery rules.  Wisconsin statutes prohibit the use of automatic adjustment clauses by large investor-owned electric public utilities.  Instead, the statutes authorize the PSCW to approve, after a hearing, a rate increase for these utilities to allow for the recovery of costs caused by an emergency or extraordinary increase in the cost of fuel.  In opening this rulemaking, the PSCW recognized the increased volatility of fuel costs, citing events such as the implementation of the MISO Day 2 Market, increased demand on some fuels, increased transportation costs of some fuels, and the effects of hurricanes on the availability of some fuels.  On Sept. 7, 2006, Wisconsin’s large investor owned utilities, including NSP-Wisconsin, jointly filed proposed revisions to the rules.  The utilities’ proposal incorporates a plan year forecast and an after-the-fact reconciliation to eliminate regulatory lag, and ensure recovery of prudently incurred costs.  The PSCW has set a deadline of Oct. 30, 2006 for other parties, primarily customer and intervenor groups  to submit a counter proposal.  At this time it is not certain what, if any, changes to the existing rules will be recommended by the PSCW.

Wholesale Rate Case Application — On July 31, 2006, NSP-Wisconsin filed a section 205 rate case at the FERC requesting a base rate increase of approximately $4 million, or 15 percent, for its ten wholesale municipal electric sales customers.  The last rate increase for these customers was in 1993. NSP-Wisconsin’s wholesale customers are currently served under a bundled full requirements tariff, with rates based on embedded costs, and a monthly fuel cost adjustment clause (FCAC).  NSP-Wisconsin proposes to unbundle transmission service and revise the FCAC to reflect current FERC regulatory policies, the advent of MISO operations and the MISO Day 2 energy market.  In August 2006, the ten customers filed a joint protest of the rate case, requesting the increase be suspended for the maximum five-month period (until Mar. 1, 2007) and set for litigated hearings.  The customers noted a question about the predicted 2006 sales forecast and requested that the FERC consider rejecting the filing entirely.  NSP-Wisconsin filed an answer to the protest on Sept. 5, 2006, arguing the issues raised by the intervenors are appropriate for settlement or hearings.  On Sept. 28, 2006, the FERC issued an order accepting the filing, suspending the effective date of the rates to Mar. 1, 2007, and setting the filing for hearing and settlement judge procedures.

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

Manufactured Gas Plant Sites

Ashland Manufactured Gas Plant Site — NSP-Wisconsin was named a potentially responsible party (PRP) for creosote and coal tar contamination at a site in Ashland, Wis. The Ashland site includes property owned by NSP-Wisconsin, which was previously a manufactured gas plant (MGP) facility, and two other properties: an adjacent city lakeshore park area, on which an unaffiliated third party previously operated a sawmill, and an area of Lake Superior’s Chequemegon Bay adjoining the park. The U. S. Environmental Protection Agency (EPA) and Wisconsin Department of Natural Resources (WDNR) have not yet selected the method of remediation to use at the site.  Until the EPA and the WDNR select a remediation strategy for the entire site and determine NSP-Wisconsin’s level of responsibility, NSP-Wisconsin’s liability for the cost of remediating the Ashland site is not determinable.  NSP-Wisconsin has recorded a liability of $25.0 million for its potential liability for remediating the Ashland site and for external legal and consultant costs.  Since NSP-Wisconsin cannot currently estimate the cost of remediating the Ashland site, that portion of the recorded liability related to remediation is based upon the minimum of the estimated range of remediation costs using information available to date and reasonably effective remedial methods.

Chippewa Falls Manufactured Gas Plant Site—The WDNR issued an order requiring that NSP-Wisconsin conduct a supplemental site investigation of property owned by NSP-Wisconsin in Chippewa Falls, Wis., which was previously an MGP facility.  A supplemental investigation was conducted in order to determine if additional remediation is required to meet Wisconsin soil and groundwater standards.  Based on the results of the supplemental site investigation that was completed during November 2005, the estimated cost to remediate the site is $5.0 million.  Once the remediation is completed, which is anticipated in 2007, it is expected that the WDNR will require long-term annual groundwater monitoring for at least five years.  NSP-Wisconsin recorded a liability of $5.0 million for the cost of remediating this site.  Costs accrued for the site were deferred as a regulatory asset based on the expectation that the Public Service Commission of Wisconsin (PSCW) will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.

Clean Air Mercury Rule — In March 2005, the United States EPA issued the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from power plants for the first time. NSP-Wisconsin continues to evaluate the strategy for complying with CAMR.   Recent testing indicates that the NSP-Wisconsin facilities will be low mass mercury emitters; therefore, compliance with CAMR is not expected to require mercury controls or purchase of allowances.

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

Comer vs. Xcel Energy Inc. et al. — On April 25, 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court for the Southern District of Mississippi.  Although NSP-Wisconsin is not named as a party to this litigation, if the litigation ultimately results in an unfavorable outcome for Xcel Energy, it could have a material adverse effect on NSP-Wisconsin.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ carbon dioxide emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  On July 19, 2006, Xcel Energy filed a motion to dismiss the lawsuit in its entirety.

Carbon Dioxide Emissions Lawsuit — On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions.  Although NSP-Wisconsin is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on NSP-Wisconsin.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or gas-fired power plants.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In October 2004, Xcel Energy and four other utility companies filed a motion to dismiss the lawsuit, contending, among other reasons, that the lawsuit is an attempt to usurp the policy-setting role of the U.S. Congress and the president.  On Sept. 19, 2005, the judge granted the defendants’ motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the Second Circuit Court of Appeals. Oral arguments were presented on June 7, 2006 and a decision on the appeal is pending.

Other Contingencies

The circumstances in Note 8 and 9 to the financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 and Notes 2 and 3 to the financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.

4.              Derivative Valuation and Financial Impacts

NSP-Wisconsin uses a number of different derivative instruments in connection with its utility operations, including forward contracts, futures, swaps and options.  These derivatives instruments are utilized in connection with  various commodity prices, certain energy related products and interest rates.  All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133-”Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship.  The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance.  This classification is dependent on the applicability of specific regulation. This includes certain instruments used to mitigate market risk for NSP-Wisconsin.  The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective.  The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Consolidated Statements of Income.

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

Qualifying hedging relationships are designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), or a hedge of a recognized asset, liability or firm commitment (fair value hedge).  The types of qualifying hedging transactions in which NSP-Wisconsin is currently engaged in are discussed below.

Cash Flow Hedges

NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices and interest rates. These derivative instruments are designated as cash flow hedges for accounting purposes, and the changes in the fair value of these instruments are recorded as a component of Other Comprehensive Income or deferred as a regulatory asset or liability.

At Sept. 30, 2006, NSP-Wisconsin had various commodity-related contracts designated as cash flow hedges extending through March 2007.  The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale. As of Sept. 30, 2006, NSP-Wisconsin had no amounts in Accumulated Other Comprehensive Loss related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

NSP-Wisconsin enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. As of Sept. 30, 2006, NSP-Wisconsin had net losses of $0.1 million in Accumulated Other Comprehensive Loss related to interest rate cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. NSP-Wisconsin is allowed to recover in natural gas rates the costs of certain financial instruments acquired to reduce commodity cost volatility. There was no hedge ineffectiveness in the third quarter of 2006.

The impact of qualifying cash flow hedges on NSP-Wisconsin’s Accumulated Other Comprehensive Loss, included as a component of stockholder’s equity, are detailed in the following table:

	Nine months ended
(Millions of dollars)	Sept. 30, 2006	Sept. 30, 2005

Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(1.0)	$(1.0)
After-tax net unrealized gains related to derivatives accounted for as hedges	—	—
After-tax net realized losses on derivative transactions reclassified into earnings	0.1	—
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(0.9)	$(1.0)

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

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

5.              Detail of Interest and Other Income — Net

Interest and other income, net of nonoperating expenses, for the three and nine months ended Sept. 30 consisted of the following:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of dollars)	2006	2005	2006	2005
Interest income	$261	$103	$768	$312
Other nonoperating income	62	5	117	37
Employee-related insurance policy expenses	(89)	(244)	(304)	(346)
Total interest and other income - net	$234	$(136)	$581	$3

6.              Segment Information

NSP-Wisconsin has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended Sept. 30, 2006
Revenues from:
External customers	$165,902	$13,134	$218	$—	$179,254
Internal customers	30	864	—	(894)	—
Total revenue	$165,932	$13,998	$218	$(894)	$179,254
Segment net income (loss)	$17,849	$(1,204)	$5	$—	$16,650

Three months ended Sept. 30, 2005
Revenues from:
External customers	$138,692	$11,457	$172	$—	$150,321
Internal customers	—	838	—	(838)	—
Total revenue	$138,692	$12,295	$172	$(838)	$150,321
Segment net income (loss)	$5,909	$(1,406)	$(359)	$—	$4,144

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Nine months ended Sept. 30, 2006
Revenues from:
External customers	$440,378	$105,310	$577	$—	$546,265
Internal customers	91	3,023	—	(3,114)	—
Total revenue	$440,469	$108,333	$577	$(3,114)	$546,265
Segment net income (loss)	$39,217	$1,330	$(459)	$—	$40,088

Nine months ended Sept. 30, 2005
Revenues from:
External customers	$391,533	$93,771	$515	$—	$485,819
Internal customers	21	1,383	—	(1,404)	—
Total revenue	$391,554	$95,154	$515	$(1,404)	$485,819
Segment net income (loss)	$16,261	$1,375	$(689)	$—	$16,947

7.              Comprehensive Income (Loss)

The components of total comprehensive income (loss) are shown below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Millions of dollars)	2006	2005	2006	2005

Net income	$16.7	$4.1	$40.1	$16.9
Other comprehensive income (loss):
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 4)	—	—	—	—
After-tax net realized losses (gains) related to derivatives accounted for as hedges (see Note 4)	0.1	—	0.1	(0.1)
Other comprehensive income (loss)	0.1	—	0.1	(0.1)
Comprehensive income	$16.8	$4.1	$40.2	$16.8

The accumulated other comprehensive loss in stockholder’s equity at Sept. 30, 2006 and Dec. 31, 2005, relates to valuation adjustments on NSP-Wisconsin’s derivative financial instruments and hedging activities.

8.              Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost

	Three months ended Sept. 30,
	2006	2005	2006	2005
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$15,406	$15,115	$1,659	$1,671
Interest cost	38,854	40,246	13,234	13,765
Expected return on plan assets	(67,017)	(70,290)	(6,690)	(6,425)
Amortization of transition obligation	—	—	3,611	3,645
Amortization of prior service cost (credit)	7,424	7,509	(544)	(545)
Amortization of net loss	4,339	1,705	6,200	6,562
Net periodic benefit cost (credit)	(994)	(5,715)	17,470	18,673
Credits not recognized due to the effects of regulation	3,159	4,842	—	—
Additional cost recognized due to the effects of regulation	—	—	972	972
Net benefit cost (credit) recognized for financial reporting	$2,165	$(873)	$18,442	$19,645

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(315)	$(624)	$660	$686

	Nine months ended Sept. 30,
	2006	2005	2006	2005
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$46,220	$45,345	$4,975	$5,013
Interest cost	116,560	120,738	39,704	41,295
Expected return on plan assets	(201,049)	(210,048)	(20,068)	(19,275)
Amortization of transition obligation	—	—	10,833	10,934
Amortization of prior service cost (credit)	22,272	22,527	(1,634)	(1,634)
Amortization of net loss	13,015	5,115	18,598	19,685
Net periodic benefit cost (credit)	(2,982)	(16,323)	52,408	56,018
Credits not recognized due to the effects of regulation	9,477	14,526	—	—
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost (credit) recognized for financial reporting	$6,495	$(1,797)	$55,326	$58,936

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(945)	$(1,871)	$1,979	$2,059

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of financial condition and liquidity for NSP-Wisconsin is omitted per conditions set forth in general instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis of the results of operations set forth in general instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).

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

RESULTS OF OPERATIONS

NSP-Wisconsin’s net income was $40.1 million for the first nine months of 2006, compared with $16.9 million for the first nine months of 2005.

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

	Nine months ended
	Sept. 30,
(Millions of dollars)	2006	2005

Total electric utility revenue	$440	$392
Electric fuel and purchased power	(234)	(227)
Total electric utility margin	$206	$165
Margin as a percentage of revenue	46.8%	42.1%

The following summarizes the components of the changes in base electric revenue and base electric margin for the nine months ended Sept. 30:

Base Electric Revenue

(Millions of dollars)	2006 vs. 2005

Fuel and purchased power cost recovery	$27
Non-fuel rate case	22
Sales growth (excluding impact of weather)	4
Estimated impact of weather	(2)
Other	(3)
Total base electric revenue increase	$48

Base Electric Margin

(Millions of dollars)	2006 vs. 2005

Non-fuel rate case	$22
Fuel and purchased power cost recovery	17
Interchange agreement billing with NSP-Minnesota (net of deferrals)	(6)
Interchange agreement billing obligation load true-up	5
Sales growth (excluding impact of weather)	2
Interchange agreement billing fixed charge adjustment	1
Estimated impact of weather	(1)
Other	1
Total base electric margin increase	$41

Natural Gas Utility Margins

The following table details the change in natural gas revenue and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Nine months ended Sept. 30,
(Millions of dollars)	2006	2005

Natural gas revenue	$105	$94
Cost of natural gas purchased and transported	(82)	(72)
Natural gas margin	$23	$22

The following summarizes the components of the changes in natural gas revenue and margin for the nine months ended Sept. 30:

Natural Gas Revenue

(Millions of dollars)	2006 vs. 2005

Purchased gas adjustment clause recovery	$10
Base rate increase	4
Estimated impact of weather	(1)
Sales mix	(1)
Other	(1)
Total natural gas revenue increase	$11

Natural Gas Margin

(Millions of dollars)	2006 vs. 2005

Base rate increase	$4
Estimated impact of weather	(1)
Sales mix	(1)
Other	(1)
Total natural gas margin increase	$1

Non-Fuel Operating Expense and Other Items

The following summarizes the components of the changes in other utility operating and maintenance expense for the nine months ended Sept. 30:

(Millions of dollars)	2006 vs. 2005

Higher uncollectible receivable costs	$3
Higher transmission interchange expense	2
Higher employee benefit costs	2
Higher plant overhaul costs	1
Higher vegetation management line clearance costs	1
Other	(1)
Total operating and maintenance expense increase	$8

Income tax expense increased by approximately $ 11.9 million for the first nine months of 2006 compared with the first nine months of 2005. The increase in tax expense was primarily due to an increase in pretax income. The effective tax rate was 35.5 percent for the first nine months of 2006, compared with 37.5 percent for the same period in 2005.  The decrease in the effective tax rate for the first nine months of 2006 compared with the same period in 2005 was primarily due to additional tax benefits of $1.2 million.

Smart Papers files for Bankruptcy - Smart Papers, one of NSP-Wisconsin’s largest electric and gas customers, filed for Chapter 11 bankruptcy in late March 2006 and had shut down its paper mill in Park Falls, Wisconsin.  NSP-Wisconsin’s 2005 revenues included approximately $5 million in sales to this customer.  NSP-Wisconsin has reserved for Smart Papers’ accounts receivable balance.  In August 2006, the Park Falls mill was sold by the bankruptcy court to a group of investors and the mill is back in production as Flambeau River Paper, LLC.

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

Stray Voltage

On Nov. 13, 2001, Ralph and Karline Schmidt filed a complaint in Clark County, Wisconsin against NSP-Wisconsin. Plaintiffs allege that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.0 million and pre-verdict interest of $1.2 million.  In addition, plaintiffs allege an unspecified amount of damages related to nuisance.  The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed doctrine was reversed by the Court of Appeals, District IV, on Sept. 28, 2006.  NSP-Wisconsin has 30 days within which to file a petition for review with the Wisconsin Supreme Court.

On Nov. 13, 2001, August C. Heeg Jr. and Joanne Heeg filed a complaint in Clark County, Wisconsin against NSP-Wisconsin. Plaintiffs allege that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.9 million and pre-verdict interest of $6.1 million.  In addition, plaintiffs allege an unspecified amount of damages related to nuisance.  The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed doctrine was reversed by the Court of Appeals, District IV, on Sept. 28, 2006.  NSP-Wisconsin has 30 days within which to file a petition for review with the Wisconsin Supreme Court.

On March 1, 2002, NSP-Wisconsin was served with a lawsuit commenced by James and Grace Gumz and Michael and Susan Gumz in Marathon County Circuit Court, Wisconsin, alleging that electricity supplied by NSP-Wisconsin harmed their dairy herd and caused them personal injury.  The case was tried to a jury in Wausau, Wisconsin commencing in February 2005, on theories of negligence and nuisance.   On March 4, 2005, a verdict in the amount of approximately $0.5 million was returned against NSP-Wisconsin.  On May 3, 2005, judgment in the amount of $0.6 million was entered against NSP-Wisconsin.  NSP-Wisconsin subsequently filed an appeal in District III, Court of Appeals.  Plaintiffs filed a cross appeal with respect to the trial court’s dismissal of the treble damages claim.  On July 18, 2006, the Court of Appeals affirmed the judgment entered against NSP-Wisconsin.  The Court also affirmed the trial court’s dismissal of the plaintiffs’ treble damages claim.  NSP-Wisconsin has filed a petition for review with the Wisconsin Supreme Court.

Manufactured Gas Plant Insurance Coverage Litigation (NSP-Wisconsin)

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

NSP-Wisconsin has entered into confidential settlements with St. Paul Mercury Insurance Company, St. Paul Fire and Marine Insurance Company and the Phoenix Insurance Company (“St. Paul Companies”), Associated Electric & Gas Insurance Services Limited, Fireman’s Fund Insurance Company, and INSCO, Ltd. (on its own behalf and on behalf of the insurance companies subscribing per Britamco, Ltd.) and these insurers have been dismissed from the Minnesota and Wisconsin actions.  These settlements will not have a material effect on Xcel Energy’s financial results.

NSP-Wisconsin has reached settlements in principle with Admiral Insurance Company; Allstate Insurance Co.; Compagnie Europeene D’Assurances Industrielles S.A.; certain underwriters at Lloyd’s, London and certain London Market Insurance Companies (“London Market Insurers”), General Reinsurance Corporation and First State and Twin City Fire Insurance Companies.  These settlements are not expected to have a material effect on NSP-Wisconsin’s financial results.

On Oct. 6, 2006, the trial court issued a memorandum and order on various summary judgment motions.  The court ruled that Minnesota law on allocation applies and ordered dismissal, without prejudice, of 15 carriers whose coverage would not be triggered under such an allocation method.  The court denied the insurers’ motions for summary judgment on the sudden and accidental and absolute pollution exclusions; late notice; legal expenses and costs; certain specific lost policies; and miscellaneous coverage issues under several individual policies.  The court granted the motions of Fidelity and Casualty Insurance Company and Continental Insurance Company related to certain specific lost policies.  On Oct. 13, 2006, the trial court denied NSP-Wisconsin’s request for leave to file a motion for reconsideration of the court’s allocation decision.  The Nov. 6, 2006 trial date was also adjourned to allow for additional discovery and potential motions in light of the Minnesota Supreme Court’s recent allocation decision in Wooddale Builders, Inc. v. Maryland Casualty Company, 2006 Minn. LEXIS 679 (Oct. 5, 2006).  On October 25, 2006, the court indicated that trial would be scheduled in July 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Oct. 30, 2006.

Northern States Power Co. (a Wisconsin corporation)
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer