Form 10-K
period 2006-12-31
NORTHERN STATES POWER CO /WI/
filed 2007-02-27
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

As of Feb. 20, 2007, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.

DOCUMENTS INCORPORATED BY REFERENCE: Xcel Energy Inc.’s 2007 Proxy Statement, to be filed subsequently

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
Item 9B — Other Information

PART III
Item 10 — Directors, Executive Officers, and Corporate Governance
Item 11 — Executive Compensation
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13 — Certain Relationships, Related Transactions, and Director Independence
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

distribution	The system of lines, transformers, switches and mains that connect electric and natural gas transmission systems to customers.
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board
FIN No. 46	FASB Interpretation No. 46(R) — Consolidation of Variable Interest Entities (revised December 2003)-an interpretation of ARB 51
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles
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

LNG	Liquefied natural gas. Natural gas that has been converted to a liquid by cooling it to —260 degrees Fahrenheit.
mark-to-market	The process whereby an asset or liability is recognized at fair value.
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator, Inc.
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
PUHCA 2005

Public Utility Holding Company Act of 2005. Successor to the Public Utility Holding Company Act of 1935. Eliminates most federal regulation of utility holding companies. Transfers other regulatory authority from the SEC to FERC.

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

COMPANY OVERVIEW

NSP-Wisconsin was incorporated in 1901 under the laws of Wisconsin.  NSP-Wisconsin is an operating utility primarily engaged in the generation, transmission and distribution of electricity to approximately 245,000 customers in portions of northwestern Wisconsin and in the western portion of the Upper Peninsula of Michigan.  The wholesale customers served by NSP-Wisconsin comprised approximately 8 percent of NSP-Wisconsin’s total sales in 2006.  NSP-Wisconsin also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in the same service territory to approximately 100,000 customers.  Approximately 97 percent of NSP-Wisconsin’s retail electric operating revenues was derived from operations in Wisconsin during 2006.

The electric production and transmission system of NSP-Wisconsin is managed as an integrated system with that of NSP-Minnesota, jointly referred to as the NSP System.  The electric production and transmission costs of the entire NSP System are shared by NSP-Minnesota and NSP-Wisconsin.  A FERC-approved agreement between the two companies, called the Interchange Agreement, provides for the sharing of all costs of generation and transmission facilities of the NSP System, including capital costs.

NSP-Wisconsin owns the following direct subsidiaries: Chippewa and Flambeau Improvement Co., which operates hydro reservoirs; Clearwater Investments Inc., which owns interests in affordable housing; and NSP Lands, Inc., which holds real estate.

ELECTRIC UTILITY OPERATIONS

Overview

Utility Industry Growth — NSP-Wisconsin intends to focus on growing through investments in electric and natural gas rate base to meet growing customer demands and to maintain or increase reliability and quality of service to customers.  NSP-Wisconsin plans to continue to file rate cases with state and federal regulators to earn a return on its investment and recover costs of operations.

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

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electric energy sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Wisconsin.  State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. In addition to the matters discussed below, see Note 9 to the Consolidated Financial Statements for a discussion of other regulatory matters.

FERC Rules Implementing Energy Policy Act of 2005 (Energy Act) - The Energy Act repealed PUHCA, effective Feb. 8, 2006.  In addition, the Energy Act required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act.  Since Aug. 2005, the FERC has completed or initiated the proceedings to modify its regulations on a number of subjects, including:

•       Adopting new regulations by establishing rules for accounting procedures for holding company systems, including cost allocation rules for transactions between companies within a holding company system;

•       Adopting new regulations to implement changes to the FERC’s merger and asset transfer authority;

•       Adopting new “market manipulation regulations” prohibiting any “manipulative or deceptive device or contrivance” in wholesale natural gas and electricity commodity and transportation or transmission markets and interpreting this standard in a manner consistent with Rule 10b-5 of the SEC; violations are subject to potential civil penalties of up to $1 million per day;

•       Adopting regulations to establish a national Electric Reliability Organization (ERO) to replace the voluntary North American Electric Reliability Council (NERC) structure, and requiring the ERO to establish mandatory reliability standards and imposition of financial or other penalties for violations of adopted standards.  The FERC has issued proposed rules to make 83 ERO reliability standards mandatory and subject to potential financial penalties for non-compliance to be effective June 1, 2007;

•       Adopting rules to implement changes to the Public Utility Regulatory Policy Act to allow utility ownership of QFs and strengthening the thermal energy requirements for entities seeking to be QFs;

•       Proposing rules that would allow a utility to seek to eliminate its mandatory QF power purchase obligation for utilities in organized wholesale energy markets such as MISO; and

•       Adopting rules to establish incentives for investment in new electric transmission infrastructure.

NSP-Wisconsin generally supports the regulations adopted or proposed by the FERC to date, but cannot predict the ultimate impact the new regulations will have on its operations or financial results.

Electric Transmission Rate Regulation — The FERC also regulates the rates charged and terms and conditions for electric transmission services.  FERC policy encourages utilities to turn over the functional control over their electric transmission assets and the related responsibility for the sale of electric transmission services to an RTO.  NSP-Wisconsin is a member of the MISO.  Each RTO separately files regional transmission tariff rates for approval by the FERC.  All members within that RTO are then subjected to those rates.

Centralized Regional Wholesale Markets — FERC rules require RTO’s to operate centralized regional wholesale energy markets.  The FERC required the MISO to begin operation of a “Day 2” wholesale energy market on April 1, 2005.  MISO uses security constrained regional economic dispatch and congestion management using locational marginal pricing (LMP) and FTR’s.  The Day 2 market is intended to provide more efficient generation dispatch over the 15 state MISO region.

Ratemaking Principles

Summary of Regulatory Agencies and Areas of Jurisdiction — Retail rates, services and other aspects of NSP-Wisconsin’s operations are regulated by the PSCW and the MPSC, within their respective states.  In addition, each of the state commissions certifies the need for new generating plants and electric transmission lines before the facilities may be sited and built.  NSP-Wisconsin is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, accounting practices, wholesale sales for resale and the transmission of electricity in interstate commerce. NSP-Wisconsin has received authorization from the FERC to make wholesale electric sales at market-based prices (see market-based rate authority discussion).

The PSCW has a biennial base-rate filing requirement.  By June of each odd-numbered year, NSP-Wisconsin must submit a rate filing for the test year beginning the following January.

Fuel and Purchased Energy Cost Recovery Mechanisms — NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers.  Instead, it has a procedure that compares actual monthly and anticipated annual fuel costs with those costs that were included in the latest retail electric rates.  If the comparison results in a difference of 2 percent above or below base rates, the PSCW may hold hearings limited to fuel costs and revise rates upward or downward.  In 2006 only, the bandwidth was 2 percent above and 0.5 percent below base rates.  Any revised rates would remain in effect until the next rate change.  The adjustment approved is calculated on an annual basis, but applied prospectively.  NSP-Wisconsin’s wholesale electric rate schedules provide for adjustments to billings and revenues for changes in the cost of fuel and purchased energy.

NSP-Wisconsin’s retail electric rate schedules for Michigan customers include power supply cost recovery factors, which are based on 12-month projections.  After each 12-month period, a reconciliation is submitted whereby over-collections are refunded and any under-collections are collected from the customers over the subsequent 12-month period.

For a further discussion of rate and regulatory matters see Note 9 to the Consolidated Financial Statements.

Capacity and Demand

Uninterrupted system peak demand for the NSP System’s electric utility for each of the last three years and the forecast for 2007, assuming normal weather, are listed below.

	System Peak Demand (in MW)
	2004	2005	2006	2007 Forecast
NSP System	8,665	9,212	9,787	9,623

The peak demand for the NSP System typically occurs in the summer. The 2006 uninterrupted system peak demand for the NSP System occurred on July 31, 2006.

Energy Sources and Related Initiatives

The NSP System expects to use existing electric generating stations, purchases from other utilities, independent power producers and power marketers, demand-side management options, new generation facilities and phased expansion of existing generation at select power plants to meet its net dependable system capacity requirements.

Purchased Power — Through the Interchange Agreement, NSP-Wisconsin receives power purchased by NSP-Minnesota from other utilities and nonregulated energy suppliers.  Capacity is the measure of the rate at which a particular generating source produces electricity.  Energy is a measure of the amount of electricity produced from a particular generating source over a period of time.  Long-term purchase power contracts typically require a periodic payment to secure the capacity from a particular generating source and a charge for the associated energy actually purchased from such generating source.

On behalf of the NSP System, NSP-Minnesota also makes short-term purchases to replace generation from company-owned units that are unavailable due to maintenance and unplanned outages, to comply with minimum availability requirements, to obtain energy at a lower cost than that which could be produced by other resource options, including company-owned generation and/or long-term purchase power contracts, and for various other operating requirements.

NSP System Resource Plan — On Nov. 1, 2004, NSP-Minnesota filed its proposed resource plan for the period 2005 through 2019.  The proposed plan identified needed resources and proposed processes for acquiring resources to meet those needs.  On July 28, 2006, the MPUC issued an order that, among other things:

•         Approved NSP-Minnesota’s proposal to proceed with a request for proposal for 136 MW of peaking resources with an intended in service date of 2011;

•         Identified a base load resource need of 375 MW beginning in 2015 and required NSP-Minnesota to file a certificate of need application for a proposed base load resource to begin the acquisition process by Nov. 1, 2006;

•         Approved an acquisition of 1,680 MW of wind generation resource over the planning period;

•         Accepted the proposed increases in demand-side management and energy-savings goals; and

•         Accepted the submittal of NSP-Minnesota’s plan for uprating Monticello and Prairie Island nuclear plants along with a comprehensive environmental and upgrade plan for the Sherco plant.

On Oct. 18, 2006, the MPUC issued an order after reconsideration clarifying the Nov. 1, 2006, filing requirements and extending the filing requirement for the nuclear upgrades until Sept. 1, 2007, to accommodate scheduling and legislative review of the MPUC’s decision in the Monticello certificate of need proceeding.

NSP-Minnesota expects to file its next resource plan with the MPUC on July 1, 2007.

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

NSP System	Coal*		Nuclear		Natural Gas		Average Fuel
Generating Plants	Cost	Percent	Cost	Percent	Cost	Percent	Cost

2006	$1.12	59%	$0.46	38%	$7.28	3%	$1.08
2005	$1.04	60%	$0.46	36%	$8.32	3%	$1.11
2004	$0.99	61%	$0.44	37%	$6.48	2%	$0.92

*Includes refuse-derived fuel and wood

See additional discussion of fuel supply and costs under Risks Associated with Our Business under Item 1A.

Fuel Sources — Coal inventory levels vary widely among plants.  However, the NSP System normally maintains approximately 30 days of coal inventory at each plant site.  Coal supply inventories at Dec. 31, 2006, were approximately 30 days usage, based on the maximum burn rate for all of NSP-Minnesota’s coal-fired plants.  Estimated coal requirements at NSP-Wisconsin and NSP-Minnesota’s major coal-fired generating plants are approximately 12.4 million tons per year.

NSP-Wisconsin and NSP-Minnesota have a number of coal transportation contracts that provide for delivery of approximately 99 percent of 2007, 2008, and 2009 coal requirements.  Coal delivery may be subject to short-term interruptions or reductions due to transportation problems, weather, and availability of equipment.

To operate NSP-Minnesota’s nuclear generating plants, NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication.  The contract strategy involves a portfolio of spot purchases and medium- and long-term contracts for uranium, conversion and enrichment with multiple producers and countries to alleviate the current supply/demand imbalance.  Due to a tightening of the world supply market for uranium, conversion and enrichment, NSP-Minnesota is working toward maintaining a strategic inventory level to decrease the risk of availability in the current market.

•         Current nuclear fuel supply contracts cover 100 percent of uranium concentrates requirements through 2008, approximately 90 percent of the requirements for 2009, and approximately 32 percent of the requirements for 2010 through 2012 with no coverage of requirements for 2013 and beyond.  Contracts with additional uranium concentrate suppliers are currently in various stages of negotiations that are expected to provide a portion of the requirements through 2016.

•         Current contracts for conversion services cover 100 percent of the requirements through 2009 and approximately 67 percent of the requirements from 2010 through 2012, with no coverage for 2013 and beyond.

•         Current enrichment services contracts cover 100 percent of 2007 and 2008 and approximately 96 percent of the 2009 requirements.  Approximately 50 percent of the 2010 through 2013 enrichment services requirements are currently covered with no coverage of requirements for 2014 and beyond.  These current contracts expire at varying times between 2009 and 2013.  Contracts with additional enrichment services suppliers are being investigated for coverage from 2010 and beyond.

•         Fuel fabrication for Monticello is covered through 2010.  Under a new contract executed in 2006 for fuel fabrication services, Prairie Island’s fuel fabrication is 100 percent committed for six reloads with an option to extend for three additional reloads.  The six reloads provide for fabrication services through at least 2013, while adding the optional reloads would provide for fabrication services to at least 2015.

NSP-Minnesota expects sufficient uranium, conversion and enrichment to be available for the total fuel requirements of its nuclear generating plants.  Contracts for additional uranium are currently being negotiated that would provide additional supply requirements through 2016.  Although NSP-Minnesota expects to have sufficient supply contracts in place, some exposure to price volatility will remain, since contract pricing is based on future market price indices at the time of actual title transfer.

The NSP System uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers.  Natural gas supplies for power plants are procured under short-, intermediate- and long-term contracts at liquid trading hubs that expire in various years from 2007 through 2027 in order to provide an adequate supply of fuel.  Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2006, NSP-Minnesota’s commitments related to these contracts was approximately $128 million.  The NSP System has limited on-site fuel oil storage facilities and relies on the spot market for incremental supplies, if needed.

NSP-Wisconsin Electric Operating Statistics

	Year Ended Dec. 31,
	2006		2005		2004
Electric Sales (Millions of Kwh)
Residential	1,924		1,928		1,844
Commercial and Industrial	4,211		4,176		4,031
Public Authorities and Other	38		37		39
Total Retail	6,173		6,141		5,914
Wholesale	571		570		565
Total Energy Sold	6,744		6,711		6,479

Number of Customers at End of Period
Residential	207,451		204,985		203,433
Commercial and Industrial	36,334		35,590		35,464
Public Authorities and Other	1,141		1,102		1,128
Total Retail	244,926		241,677		240,025
Wholesale	10		10		10
Total Customers	244,936		241,687		240,035

Electric Revenues (Thousands of Dollars)
Residential	$178,324		$153,455		$139,360
Commercial and Industrial	273,315		236,287		213,262
Public Authorities and Other	4,964		4,622		5,321
Total Retail	456,603		394,364		357,943
Wholesale	27,785		27,385		22,568
Interchange Revenue from NSP-Minnesota	99,403		98,604		96,016
Other Electric Revenues	1,258		4,109		2,673
Total Electric Revenues	$585,049		$524,462		$479,200

Kwh Sales per Retail Customer	25,204		25,410		24,639
Revenue per Retail Customer	$1,864.25		$1,631.78		$1,491.27
Residential Revenue per Kwh	9.27	¢	7.96	¢	7.56	¢
Commercial and Industrial Revenue per Kwh	6.49	¢	5.66	¢	5.29	¢
Wholesale Revenue per Kwh	4.87	¢	4.80	¢	3.99	¢

NATURAL GAS UTILITY OPERATIONS

Summary of Recent Regulatory Developments

The most significant recent developments in the natural gas operations of NSP-Wisconsin have been the continued volatility in wholesale natural gas market prices and the continued trend toward declining use per customer by residential customers as a result of improved building construction technologies and higher appliance efficiencies.  From 1996 to 2006, average annual sales to the typical NSP-Wisconsin residential customer declined from 91 MMBtu per year to 75 MMBtu per year on a weather-normalized basis.  Although recent wholesale price increases do not directly affect earnings because of gas cost recovery mechanisms, the high prices are expected to encourage further efficiency efforts by customers.

For a further discussion of rate and regulatory matters see Note 9 to the Consolidated Financial Statements.

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

Natural Gas Cost Recovery Mechanisms — NSP-Wisconsin has a retail PGA natural gas cost recovery mechanism for Wisconsin operations to recover changes in the actual cost of natural gas and transportation and storage services. The PSCW has the authority to disallow certain costs if it finds the utility was not prudent in its procurement activities.

NSP-Wisconsin’s natural gas rate schedules for Michigan customers include a natural gas cost recovery factor, which is based on 12-month projections. After each 12-month period, a reconciliation is submitted whereby over-collections are refunded and any under-collections are collected from the customers over the subsequent 12-month period.

Capability and Demand

Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).  The maximum daily send-out (firm and interruptible) for NSP-Wisconsin was 135,362 MMBtu for 2006, which occurred on Feb. 17, 2006.

NSP-Wisconsin purchases natural gas from independent suppliers.  These purchases are generally priced based on market indices that reflect current prices.  The natural gas is delivered under natural gas transportation agreements with interstate pipelines.  These agreements provide for firm deliverable pipeline capacity of 130,887 MMBtu/day.  In addition, NSP-Wisconsin has contracted with providers of underground natural gas storage services.  These storage agreements provide storage for approximately 27 percent of winter natural gas requirements and 27 percent of peak day, firm requirements of NSP-Wisconsin.

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

NSP-Wisconsin is required to file a natural gas supply plan with the PSCW annually to change natural gas supply contract levels to meet peak demand.  NSP-Wisconsin’s winter 2006-2007 supply plan was approved by the PSCW in October 2006.

Natural Gas Supply and Costs

NSP-Wisconsin actively seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio that provides increased flexibility, decreased interruption and financial risk, and economical rates.  In addition, NSP-Wisconsin conducts natural gas price hedging activity that has been approved by the PSCW.  This diversification involves numerous domestic and Canadian supply sources with varied contract lengths.

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by NSP-Wisconsin’s regulated retail natural gas distribution business:

2006	$8.42
2005	$8.64
2004	$7.00

The cost of natural gas supply, transportation service and storage service is recovered through various cost recovery adjustment mechanisms.

NSP-Wisconsin has firm natural gas transportation contracts with several pipelines, which expire in various years from 2007 through 2027.

NSP-Wisconsin has certain natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2006, NSP-Wisconsin was committed to approximately $127 million in such obligations under these contracts.

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

NSP-Wisconsin Natural Gas Operating Statistics

	Year Ended Dec. 31,
	2006	2005	2004
Natural Gas Sales (Thousands of MMBtu)
Residential	5,750	6,484	6,618
Commercial and Industrial	7,953	7,977	8,366
Other	865	1,045	1,067
Total Retail	14,568	15,506	16,051
Transportation	3,245	4,404	4,378
Total Deliveries	17,813	19,910	20,429

Number of Customers at End of Period
Residential	88,670	86,937	85,888
Commercial and Industrial	11,771	11,490	11,549
Total Retail	100,441	98,427	97,437
Transportation	22	22	26
Total Customers	100,463	98,449	97,463

Natural Gas Revenues (Thousands of Dollars)
Residential	$69,646	$76,562	$65,657
Commercial and Industrial	77,407	78,221	67,256
Total Retail	147,053	154,783	132,913
Transportation and Other	2,189	1,842	1,715
Total Natural Gas Revenues	$149,242	$156,625	$134,628

MMBtu Sales per Retail Customer	145.04	157.54	164.73
Revenue per Retail Customer	$1,464.07	$1,572.57	$1,364.09
Residential Revenue per MMBtu	$12.11	$11.81	$9.92
Commercial and Industrial Revenue per MMBtu	$9.73	$9.81	$8.04
Transportation and Other Revenue per MMBtu	$0.67	$0.42	$0.39

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

NSP-Wisconsin strives to comply with all environmental regulations applicable to its operations. However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, what effect future laws or regulations may have upon NSP-Wisconsin’s operations. For more information on environmental contingencies, see Note 9 to the Consolidated Financial Statements and the matter discussed below.

EMPLOYEES

The number of full-time NSP-Wisconsin employees on Dec. 31, 2006 was 527. Of these full-time employees, 409, or 78 percent, are covered under collective bargaining agreements.  See Note 5 to the Consolidated Financial Statements for further discussion. Employees of Xcel Energy Services Inc., a subsidiary of Xcel Energy, also provide services to NSP-Wisconsin and are not considered in the above amounts.

Item 1A — Risk Factors

Risks Associated with Our Business

Our profitability depends in part on our ability to recover costs from our customers and there may be changes in circumstances or in the regulatory environment that impair our ability to recover costs from our customers.

We are subject to comprehensive regulation by several federal and state utility regulatory agencies. The state utility commissions regulate many aspects of our utility operations, including siting and construction of facilities, customer service and the rates that we can charge customers.  The FERC has jurisdiction, among other things, over wholesale rates for electric transmission service and the sale of electric energy in interstate commerce.

Our profitability is dependent on our ability to recover costs related to providing energy and utility services to our customers.  We currently provide service at rates approved by one or more regulatory commissions.  These rates are generally regulated based on an analysis of our expenses incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our expenses at any given time.  While rate regulation is premised on providing a reasonable opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.   Rising fuel costs could increase the risk that we will not be able to fully recover our under-recovered fuel costs from our customers.  Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.  If all of our costs are not recovered through customer rates, we could incur financial operating losses, which, over the long term, could jeopardize our ability to meet our financial obligations.

We are unable to predict the impact on our operating results from the future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including paying debt payments.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.

We cannot be assured that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.  In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.  For example, Standard and Poor’s calculates an imputed debt associated with capacity payments from purchased power contracts.   An increase in the overall level of capacity payments would increase the amount of imputed debt, based on Standard and Poor’s methodology.  Therefore, our credit ratings could be adversely affected based on the level of capacity payments associated with purchased power contracts or changes in how imputed debt is determined.  Any downgrade could lead to higher borrowing costs.

We are subject to commodity risks and other risks associated with energy markets.

We engage in wholesale sales and purchases of electric capacity, energy and energy-related products and are subject to market supply and commodity price risk.  Commodity price changes can affect the value of our commodity trading derivatives.  We mark certain derivatives to estimated fair market value on a daily basis (mark-to-market accounting), which may cause earnings variability. We utilize quoted market prices to the maximum extent possible in determining the value of these derivative commodity instruments.  For positions for which market prices are not available, we utilize models based on forward price curves. These models incorporate estimates and assumptions as to a variety of factors such as pricing relationships between various energy commodities and geographic locations. Actual experience can vary significantly from these estimates and assumptions and significant changes from our assumptions could cause significant earnings variability.

If we encounter market supply shortages, we may be unable to fulfill contractual obligations to our retail, wholesale and other customers at previously authorized or anticipated costs.  Any such supply shortages could cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations.  Any significantly higher energy or fuel costs relative to corresponding sales commitments would have a negative impact on our cash flows and could potentially result in economic losses.

We are subject to interest rate risk.

If interest rates increase, we may incur  increased interest expense on variable interest debt or short-term borrowings, which could have an adverse impact on our operating results.

We are subject to credit risks.

Credit risk includes the risk that counterparties that owe us money or product will breach their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

We are subject to environmental laws and regulations, compliance with which could be difficult and costly.

We are subject to a number of environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the management of wastes and hazardous substances.  These laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, to install pollution control equipment at our facilities, clean up spills and correct environmental hazards and other contamination.  Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us.  We must pay all or a portion of the cost to remediate (i.e. clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination.  At Dec. 31, 2006, these sites included:

•  the sites of former manufactured gas plants operated by us or our predecessors; and

•  third party sites, such as landfills, to which we are alleged to be a potentially responsible party that sent hazardous materials and wastes.

In addition, existing environmental laws or regulations may be revised, new laws or regulations seeking to protect the environment may be adopted or become applicable to us and we may incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.  Revised or additional laws or regulations which result in increased compliance costs or additional operating restrictions, or currently unanticipated costs or restrictions under existing laws or regulations, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our results of operations.

For further discussion see Note 11 to the Consolidated Financial Statements.

Economic conditions could negatively impact our business.

Our operations are affected by local and national economic conditions.  The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.  A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

We share in the electric production and transmission costs of the NSP-Minnesota system, which is integrated with our system. Accordingly, our costs may be increased due to increased costs associated with NSP-Minnesota’s system.

Our electric production and transmission system is managed on an integrated basis with the electric production and transmission system of NSP-Minnesota. As discussed above, pursuant to the Interchange Agreement between NSP-Minnesota and us, we share, on a proportional basis, all costs related to the generation and transmission facilities of the entire integrated NSP System, including capital costs. Accordingly, if the costs to operate the NSP System increase, or revenue decreases, whether as a result of state or federally mandated improvements or otherwise, our costs could also increase as our revenues could decrease, and we cannot guarantee a full recovery of such costs through our rates at the time the costs are incurred.

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

Our operations could be impacted by war, acts of terrorism or threats of terrorism.

The conflict in Iraq and any other military strikes or sustained military campaign may affect our operations in unpredictable ways and may cause disruptions of fuel supplies and markets, particularly with respect to natural gas and purchased energy.  War and the possibility of further war may have an adverse impact on the economy in general.

Our generation plants, fuel storage facilities, transmission and distribution facilities and information systems may be targets of terrorist activities that could disrupt our ability to produce or distribute some portion of our energy products. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair and insure our assets, which could have a material adverse impact on our financial condition and results of operations.  The potential for terrorism has subjected our operations to increased risks and could have a material adverse effect on our business.  While we have already incurred increased costs for security and capital expenditures in response to these risks, we may experience additional capital and operating costs to implement security for our plants, including NSP-Minnesota’s nuclear power plants under the NRC’s design basis threat requirements, such as additional physical plant security and additional security personnel.

The insurance industry has also been affected by these events and the availability of insurance covering risks we and our competitors typically insure against may decrease.  In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

A disruption or black-out of the regional electric transmission grid could negatively impact our business.

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

Reduced coal availability could negatively impact our business.

Our coal generation portfolio is heavily dependent on coal supplies located in the Powder River Basin of Wyoming.  Approximately 50 percent of NSP’s annual coal requirement comes from this area. Coal generation comprises approximately 60 percent of NSP’s annual generation.  NSP has recently experienced disruptions in the delivery of Powder River Basin coal to our facilities and such disruptions could occur again in the future.  Coal delivery may be subject to short-term interruptions or reductions due to various factors, including transportation problems, weather and availability of equipment.  Failure or delay by our suppliers of coal deliveries could disrupt our ability to deliver electricity and require us to incur additional expenses to meet the needs of our customers.  In addition, as agreements expire with our suppliers, we may not be able to enter into new agreements for coal delivery on equivalent terms.

Rising energy prices could negatively impact our business.

Higher fuel costs could significantly impact our results of operations, if requests for recovery are unsuccessful.  In addition, the higher fuel costs could reduce customer demand or increase bad debt expense, which could also have a material impact on our results of operations.  Delays in the timing of the collection of fuel cost recoveries as compared with expenditures for fuel purchases could have an impact on our cash flows.  We are unable to predict the future prices or the ultimate impact of such prices on our results of operations or cash flows.

Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by milder weather.

Our electric utility and natural gas businesses are seasonal and weather patterns can have a material impact on our operating performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Because natural gas is mainly used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our service territory, and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. Unusually mild winters and summers could have an adverse effect on our financial condition and results of operations.

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

Increased risks of regulatory penalties could negatively impact our business

The Energy Act increased FERC’s civil penalty authority for violation of FERC statutes, rules and orders.  FERC can now impose penalties of $1 million per violation per day.  Effective June 1, 2007, approximately 80 electric reliability standards that were historically subject to voluntary compliance will become mandatory and subject to potential civil penalties for violations.  If a serious reliability incident did occur, it could have a material adverse effect on our operations or financial results.

Increasing costs associated with our defined benefit retirement plans and other employee-related benefits may adversely affect our results of operations, financial position, or liquidity.

We have defined benefit and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans.  These estimates and assumptions may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.  In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans beginning in 2008.  Therefore, our funding requirements may change and our contributions could be required in the future.

Increasing costs associated with health care plans may adversely affect our results of operations, financial position or liquidity.

The costs of providing health care benefits to our employees and retirees have increased substantially in recent years.  We believe that our employee benefit costs, including costs related to health care plans for our employees and former employees, will continue to rise.  The increasing costs and funding requirements associated with our health care plans may adversely affect our results of operations, financial position, or liquidity.

As we are a subsidiary of Xcel Energy, if Xcel Energy’s credit ratings and access to capital were restricted, this could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternate sources of funds to meet our cash needs.

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

As of Dec. 31, 2006, Xcel Energy had approximately $6.4 billion of long-term debt and $1.0 billion of short-term debt or current maturities.  Xcel Energy provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries of specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2006, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $76.2 million and $17.5 million of exposure.  Xcel Energy has also provided indemnities to sureties in respect of bonds for the benefit of its subsidiaries.  The total amount of bonds with these indemnities outstanding as of Dec. 31, 2006, was approximately $118.6 million.  Xcel Energy’s total exposure under these indemnities cannot be determined at this time.  If Xcel Energy were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund the other contingent liabilities, it could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

We are a wholly owned subsidiary of Xcel Energy.  Xcel Energy can exercise substantial control over our dividend policy and business and operations and may exercise that control in a manner that may be perceived to be adverse to our interests.

Our board of directors, as well as many of our executive officers, are officers of Xcel Energy.  Our board makes determinations with respect to a number of significant corporate events, including the payment of our dividends.

We have historically paid quarterly dividends to Xcel Energy.  In 2006, 2005 and 2004 we paid $42.4 million, $45.7 million and $49.4 million of dividends to Xcel Energy, respectively.  If Xcel Energy’s cash requirements increase, our board of directors could decide to increase the dividends we pay to Xcel Energy to help support Xcel Energy’s cash needs.  This could adversely affect our liquidity.  The amount of dividends that we can pay is also limited to some extent by our indenture for our first mortgage bonds.

Item 1B — Unresolved SEC Staff Comments

None

Item 2 — Properties

Virtually all of the utility plant of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Electric utility generating stations:

Station, City and Unit	Fuel	Installed	Summer 2006 Net Dependable Capability (MW)

Combustion Turbine:
Flambeau Station-Park Falls, WI - 1 Unit	Natural Gas/Oil	1969	13
Wheaton-Eau Claire, WI - 6 Units	Natural Gas/Oil	1973	353
French Island-La Crosse, WI - 2 Units	Oil	1974	147

Steam:
Bay Front-Ashland, WI - 3 Units	Coal/Wood/Natural Gas	1945-1960	73
French Island-La Crosse, WI - 2 Units	Wood/RDF*	1940-1948	29

Hydro:
19 Plants		Various	254
		Total	869

*  RDF is refuse-derived fuel, made from municipal solid waste.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2006:

Conductor Miles

345 KV	1,312
161 KV	1,494
115 KV	1,529
Less than 115 KV	31,698

NSP-Wisconsin had 203 electric utility transmission and distribution substations at Dec. 31, 2006.

Natural gas utility mains at Dec. 31, 2006:

Miles
Distribution	2,147

Item 3 — Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against NSP-Wisconsin. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Stray Voltage

On Nov. 13, 2001, Ralph and Karline Schmidt filed a complaint in Clark County, Wisconsin against NSP-Wisconsin. Plaintiffs allege that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.0 million and pre-verdict interest of $1.2 million.  In addition, plaintiffs allege an unspecified amount of damages related to nuisance.  The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed doctrine was reversed by the Wisconsin Court of Appeals, District IV, on Sept. 28, 2006.  NSP-Wisconsin filed its petition for review with the Wisconsin Supreme Court on Oct. 30, 2006.

On Nov. 13, 2001, August C. Heeg Jr. and Joanne Heeg filed a complaint in Clark County, Wisconsin against NSP-Wisconsin. Plaintiffs allege that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.9 million and pre-verdict interest of $6.1 million.  In addition, plaintiffs allege an unspecified amount of damages related to nuisance.  The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed doctrine was reversed by the Wisconsin Court of Appeals, District IV, on Sept. 28, 2006.  NSP- Wisconsin’s petition for review was granted by the Wisconsin Supreme Court on Feb. 12, 2007.

On March 1, 2002, NSP-Wisconsin was served with a lawsuit commenced by James and Grace Gumz and Michael and Susan Gumz in Marathon County Circuit Court, Wisconsin, alleging that electricity supplied by NSP-Wisconsin harmed their dairy herd and caused them personal injury.  The case was tried to a jury in Wausau, Wisconsin commencing in February 2005, on theories of negligence and nuisance.   On March 4, 2005, a verdict in the amount of approximately $0.5 million was returned against NSP-Wisconsin.  On May 3, 2005, judgment in the amount of $0.6 million was entered against NSP-Wisconsin.  NSP-Wisconsin subsequently filed an appeal in District III, Court of Appeals.  Plaintiffs filed a cross appeal with respect to the trial court’s dismissal of the treble damages claim.  On July 18, 2006, the Court of Appeals affirmed the judgment entered against NSP-Wisconsin.  The Court also affirmed the trial court’s dismissal of the plaintiffs’ treble damages claim.  NSP- Wisconsin’s petition for review was granted by the Wisconsin Supreme Court on Feb. 12, 2007.

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

NSP-Wisconsin has entered into confidential settlements with St. Paul Mercury Insurance Company, St. Paul Fire and Marine Insurance Company and the Phoenix Insurance Company (“St. Paul Companies”), Associated Electric & Gas Insurance Services Limited, Fireman’s Fund Insurance Company, INSCO, Ltd. (on its own behalf and on behalf of the insurance companies subscribing per Britamco, Ltd.), Allstate Insurance Company and Compagnie Europeene D’ Assurances Industrielles S.A. and these insurers have been dismissed from the Minnesota and Wisconsin actions.  These settlements are not expected to have a material effect on NSP-Wisconsin’s financial results.

NSP-Wisconsin has reached settlements in principle with Admiral Insurance Company; certain underwriters at Lloyd’s, London and certain London Market Insurance Companies (“London Market Insurers”), General Reinsurance Corporation and First State and Twin City Fire Insurance Companies.  These settlements are not expected to have a material effect on NSP-Wisconsin’s financial results.

On Oct. 6, 2006, the trial court issued a memorandum and order on various summary judgment motions.  The court ruled that Minnesota law on allocation applies and ordered dismissal, without prejudice, of 15 carriers whose coverage would not be triggered under such an allocation method.  The court denied the insurers’ motions for summary judgment on the sudden and accidental and absolute pollution exclusions; late notice; legal expenses and costs; certain specific lost policies; and miscellaneous coverage issues under several individual policies.  The court granted the motions of Fidelity and Casualty Insurance Company and Continental Insurance Company related to certain specific lost policies.  On Oct. 13, 2006, the trial court denied NSP-Wisconsin’s request for leave to file a motion for reconsideration of the court’s allocation decision.  The Nov. 6, 2006 trial date was also adjourned to allow for additional discovery and potential motions in light of the Minnesota

Supreme Court’s recent allocation decision in Wooddale Builders, Inc. v. Maryland Casualty Company, 722 N. W.2d 283 (Minn. 2006).  The trial has been set for a four-week period commencing on July 16, 2007.

The PSCW has established a deferral process whereby clean-up costs associated with the remediation of former MGP sites are deferred and, if approved by the PSCW, recovered from ratepayers. Carrying charges associated with these clean-up costs are not subject to the deferral process and are not recoverable from ratepayers. Any insurance proceeds received by NSP-Wisconsin will operate as a credit to ratepayers, therefore, these lawsuits are not expected to have a material effect on NSP-Wisconsin’s financial results.

Other Matters

For more discussion of legal claims and environmental proceedings, see Note 10 to the Consolidated Financial Statements under Item 8, incorporated by reference. For a discussion of proceedings involving utility rates, see Pending and Recently Concluded Regulatory Proceedings under Item 1 and Note 9 to the Consolidated Financial Statements under Item 8, incorporated by reference.

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

NSP-Wisconsin had dividend restrictions imposed by the FERC and state regulatory commissions.

•       Dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

•       State regulatory commissions require maintenance of equity ratio above 54.03 percent or limiting dividends to $42.677 million.

The dividends declared during 2006 and 2005 were as follows:

Quarter Ended (Thousands of Dollars)
March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
$10,608	$10,677	$10,518	$10,536

March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
$11,783	$11,243	$10,695	$10,598

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,”  “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” and similar expressions.  Actual results may vary materially.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of NSP-Wisconsin to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership, structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under “Risk Factors” in Item 1A and Exhibit 99.01 of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NSP-Wisconsin’s net income was approximately $43.7 million for 2006, compared with approximately $26.6 million for 2005.

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

	Total Electric Utility
	2006	2005
	(Millions of Dollars)
Electric utility revenue	$585	$524
Fuel and purchased power	(323)	(301)
Gross margin before operating expenses	$262	$223
Margin as a percentage of revenue	44.8%	42.6%

The following summarizes the components of the changes in base electric revenue and base electric margin for the year ended Dec. 31:

Base Electric Revenue

(Millions of Dollars)	2006 vs 2005
Base rate change	$41
Fuel and purchased power cost recovery	16
Sales growth (excluding weather impact)	5
Estimated impact of weather	(3)
Sales mix	2
Interchange Agreement billing with NSP-Minnesota	1
Wholesale and other	(1)
Total base electric revenue increase	$61

Base Electric Margin

(Millions of Dollars)	2006 vs 2005
Base rate change	$41
Interchange Agreement billing with NSP-Minnesota	(9)
Interchange Agreement — 2005 fixed charge adjustments	6
Sales growth (excluding weather impact)	3
Sales mix	2
Estimated impact of weather	(2)
Wholesale and other	(2)
Total base electric margin increase	$39

Natural Gas Utility Margins — The following table details the change in natural gas revenue and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	2006	2005
	(Millions of Dollars)
Natural gas utility revenue	$149	$157
Cost of natural gas purchased and transported	(116)	(126)
Natural gas utility margin	$33	$31

The following summarizes the components of the changes in natural gas revenue and margin for the year ended Dec. 31:

Natural Gas Revenue

(Millions of Dollars)	2006 vs 2005
Purchased natural gas cost recovery	$(10)
Base rate change	5
Estimated impact of weather	(1)
Other	(2)
Total natural gas revenue decrease	$(8)

Natural Gas Margin

(Millions of Dollars)	2006 vs 2005
Base rate change	$5
Estimated impact of weather	(1)
Other	(2)
Total natural gas margin increase	$2

Non-Fuel Operating Expense and Other Costs — Other operating and maintenance expenses for 2006 increased $14 million, or 11.7 percent, compared with 2005.  The following summarizes the components of the changes for the year ended Dec. 31:

(Millions of Dollars)	2006 vs 2005
Higher uncollectible receivable costs	$4
Higher interchange expense with NSP-Minnesota (see Note 9)	3
Higher employee benefit costs	3
Higher power plant operating costs	2
Higher vegetation management line clearance costs	1
Other	1
Total other utility operating and maintenance expense increase	$14

Taxes (other than income taxes) increased by approximately $1.8 million, or 10.8 percent, for 2006 compared with 2005.  The increase was primarily due to higher gross receipts taxes paid to the state of Wisconsin as a result of higher 2006 gross revenue.

Allowance for funds used during construction, equity and debt, increased in total by approximately $1.3 million for 2006 compared with 2005.  The increase was due primarily to construction projects remaining in Construction Work in Progress longer as well as an increase in the AFUDC rate due to a heavier weighting on the long-term debt and equity rates.

Income tax expense increased by approximately $9.4 million in 2006 compared with 2005.  The increase was primarily due to higher pretax income.  The effective tax rate was 35.9 percent for 2006, compared with 36.2 percent for 2005.

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

At Dec. 31, 2006, with the exception of short-term borrowings, NSP-Wisconsin did not have variable interest rates; therefore, there was limited interest rate risk.

Credit Risk — In addition to the risks discussed previously, NSP-Wisconsin is also exposed to credit risk. Credit risk relates to the risk of loss resulting from the nonperformance by a counterparty of its contractual obligations. NSP-Wisconsin maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

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

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern States Power Company—Wisconsin and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, common stockholder’s equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern States Power Company—Wisconsin and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 31, 2006.

/S/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 22, 2007

NSP-WISCONSIN
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of Dollars)

	Year Ended Dec. 31
	2006	2005	2004
Operating revenues
Electric utility	$585,049	$524,462	$479,200
Natural gas utility	149,242	156,625	134,628
Other	782	670	667
Total operating revenues	735,073	681,757	614,495

Operating expenses
Electric fuel and purchased power	322,647	301,219	217,468
Cost of natural gas sold and transported	116,242	126,067	104,056
Operating and maintenance expenses	136,639	122,294	120,880
Depreciation and amortization	51,852	51,217	47,020
Taxes (other than income taxes)	18,565	16,761	16,792
Total operating expenses	645,945	617,558	506,216

Operating income	89,128	64,199	108,279

Interest and other income net (see Note 6)	257	22	100
Allowance for funds used during construction — equity	718	521	2,005

Interest charges and financing costs:
Interest charges — including financing costs of $1,256, $1,221 and $1,225, respectively	23,149	23,242	21,871
Allowance for funds used during construction — debt	(1,188)	(133)	(1,087)
Total interest charges and financing costs	21,961	23,109	20,784

Income before income taxes	68,142	41,633	89,600
Income taxes	24,468	15,060	35,215
Net income	$43,674	$26,573	$54,385

See Notes to Consolidated Financial Statements

NSP-WISCONSIN
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended Dec. 31
	2006	2005	2004
Operating activities
Net income	$43,674	$26,573	$54,385
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	53,805	52,937	48,363
Deferred income taxes	(9,959)	2,963	6,395
Amortization of investment tax credits	(761)	(785)	(789)
Allowance for equity funds used during construction	(718)	(521)	(2,005)
Changes in accounts receivable	6,351	(19,736)	(8,492)
Change in inventories	1,810	(7,843)	(436)
Change in other current assets	6,870	(13,210)	(3,070)
Change in accounts payable	(7,110)	20,213	5,984
Change in other current liabilities	802	(134)	4,059
Change in other noncurrent assets	(2,362)	(15,399)	(6,803)
Change in other noncurrent liabilities	18,222	4,244	(3,266)
Net cash provided by operating activities	110,624	49,302	94,325

Investing activities
Utility capital/construction expenditures	(57,551)	(59,542)	(57,705)
Allowance for equity funds used during construction	718	521	2,005
Other investments	206	355	89
Net cash used in investing activities	(56,627)	(58,666)	(55,611)

Financing activities
Short-term borrowings from affiliate — net	(33,700)	32,550	8,490
Proceeds from issuance of long-term debt	192	—	(167)
Repayment of long-term debt	—	(93)	(34)
Capital contributions from parent	22,393	22,529	1,820
Dividends paid to parent	(42,401)	(45,682)	(49,412)
Net cash (used in) provided by financing activities	(53,516)	9,304	(39,303)

Net increase (decrease) in cash and cash equivalents	481	(60)	(589)
Net increase in cash and cash equivalents — consolidation of subsidiaries	—	510	—
Net increase in cash and cash equivalents — adoption of FIN No. 46	—	—	683
Cash and cash equivalents at beginning of year	681	231	137
Cash and cash equivalents at end of year	$1,162	$681	$231
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$21,426	$21,446	$19,560
Cash paid for income taxes (net of refunds received)	$39,607	$11,004	$25,598

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$2,315	$957	$1,764

See Notes to Consolidated Financial Statements

NSP-WISCONSIN
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	Dec. 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,162	$681
Accounts receivable — net of allowance for bad debts: $2,180 and $1,461, respectively	62,076	62,155
Accounts receivable from affiliates	3,859	10,131
Accrued unbilled revenues	32,101	39,925
Material and supplies inventories — at average cost	4,749	4,977
Fuel inventory — at average cost	7,500	8,597
Natural gas inventory — at average cost	14,035	14,520
Prepaid taxes	15,630	14,033
Current deferred income taxes	6,268	3,406
Derivative instruments valuation — at market	129	3,798
Prepayments and other	2,672	2,471
Total current assets	150,181	164,694
Property, plant and equipment, at cost:
Electric utility plant	1,301,597	1,268,623
Natural gas utility plant	160,676	155,628
Common utility and other property	103,730	113,542
Construction work in progress	19,600	10,447
Total property, plant and equipment	1,585,603	1,548,240
Less accumulated depreciation	(637,673)	(612,205)
Net property, plant and equipment	947,930	936,035
Other assets:
Prepaid pension asset	44,111	54,767
Regulatory assets	96,441	61,582
Other investments	6,114	6,320
Other	6,510	7,291
Total other assets	153,176	129,960
Total assets	$1,251,287	$1,230,689

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34	$34
Notes payable to affiliate	31,050	64,750
Accounts payable	34,050	39,660
Accounts payable to affiliates	16,167	16,308
Dividends payable to parent	10,536	10,597
Accrued payroll and benefits	5,609	5,493
Accrued interest	4,101	4,100
Derivative instruments valuation — at market	276	718
Other	10,247	9,498
Total current liabilities	112,070	151,158
Deferred credits and other liabilities:
Deferred income taxes	163,476	171,083
Regulatory liabilities	111,797	95,751
Customer advances for construction	17,997	17,734
Deferred investment tax credits	11,690	12,451
Asset retirement obligations (see Note 10)	2,989	2,936
Pension and employee benefit obligations	30,157	8,616
Other	23,813	17,723
Total deferred credits and other liabilities	361,919	326,294
Minority interest in subsidiaries	387	383
Commitments and contingent liabilities (see Note 10)
Capitalization (see Statements of Capitalization):
Long-term debt	315,630	315,371
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	110,199	87,806
Retained earnings	258,681	257,346
Accumulated other comprehensive loss	(899)	(969)
Total common stockholder’s equity	461,281	437,483
Total liabilities and equity	$1,251,287	$1,230,689

See Notes to Consolidated Financial Statements

NSP-WISCONSIN
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME
(Dollars in Thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at Dec. 31, 2003	933,000	$93,300	$63,457	$269,516	$(1,122)	$425,151

Net income				54,385		54,385
Net derivative instrument fair value changes during the period, net of tax of $51					76	76
Comprehensive income for 2004						54,461
Common dividends declared to parent				(48,809)		(48,809)
Contribution of capital by parent			1,820			1,820
Balance at Dec. 31, 2004	933,000	$93,300	$65,277	$275,092	$(1,046)	$432,623

Net income				26,573		26,573
Net derivative instrument fair value changes during the period, net of tax of $51					77	77
Comprehensive income for 2005						26,650
Common dividends declared to parent				(44,319)		(44,319)
Contribution of capital by parent			22,529			22,529
Balance at Dec. 31, 2005	933,000	$93,300	$87,806	$257,346	$(969)	$437,483

Net income				43,674		43,674
Net derivative instrument fair value changes during the period, net of tax of $57					70	70
Comprehensive income for 2006						43,744
Common dividends declared to parent				(42,339)		(42,339)
Contribution of capital by parent			22,393			22,393
Balance at Dec. 31, 2006	933,000	$93,300	$110,199	$258,681	$(899)	$461,281

See Notes to Consolidated Financial Statements

NSP-WISCONSIN
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Thousands of Dollars)

	Dec. 31
	2006	2005
Long-Term Debt
First Mortgage Bonds Series due:
Oct. 1, 2018, 5.25%	$150,000	$150,000
Dec. 1, 2026, 7.375%	65,000	65,000
Senior Notes due Oct. 1, 2008, 7.64%	80,000	80,000
City of La Crosse Resource Recovery Bond, Series due Nov. 1, 2021, 6%	18,600	18,600
Fort McCoy System Acquisition, due Oct. 15, 2030, 7%	794	828
Other	2,122	1,896
Unamortized discount	(852)	(919)
Total	315,664	315,405
Less current maturities	34	34
Total long-term debt	$315,630	$315,371

Common Stockholder’s Equity
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares in 2006 and 2005	$93,300	$93,300
Additional paid in capital	110,199	87,806
Retained earnings	258,681	257,346
Other comprehensive loss	(899)	(969)
Total common stockholder’s equity	$461,281	$437,483

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business and System of Accounts — NSP-Wisconsin is principally engaged in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transportation, distribution and sale of natural gas.  NSP-Wisconsin is subject to regulation by the FERC and state utility commissions. All of NSP-Wisconsin’s accounting records conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions, which are the same in all material aspects.

Principles of Consolidation — NSP-Wisconsin consolidates subsidiaries for which all significant intercompany transactions and balances have been eliminated.

In 2004, NSP-Wisconsin began consolidating the financial statements of a subsidiary in which it has a controlling financial interest, pursuant to the requirements of FASB Interpretation No. 46 as revised (FIN No. 46).  Historically, consolidation has been required only for subsidiaries in which an enterprise has a majority voting interest.  As a result, NSP-Wisconsin is required to consolidate a portion of its affordable housing investments, which for periods prior to 2004 were accounted for under the equity method.  As of Jan. 1, 2004, the assets of the affordable housing investments consolidated as a result of FIN No. 46, as revised, were approximately $5 million and long-term liabilities were approximately $2 million, primarily long-term debt.  The long-term debt is collateralized by the affordable housing projects and is nonrecourse to NSP-Wisconsin.

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

NSP-Wisconsin has various rate-adjustment mechanisms in place that currently provide for the recovery of certain purchased natural gas and electric energy costs. These cost adjustment tariffs may increase or decrease the level of costs recovered through base rates and are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred. In addition, NSP-Wisconsin presents its revenue, net of any excise or other fiduciary-type taxes or fees. A summary of significant rate adjustment mechanisms follows:

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

Derivative Financial Instruments — NSP-Wisconsin utilizes a variety of derivatives, including options, index or fixed price swaps and basis swaps, to mitigate market risk and to enhance its operations.  For further discussion of NSP-Wisconsin’s risk management and derivative activities, see Note 7 to the Consolidated Financial Statements.

Property, Plant, and Equipment and Depreciation — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and applicable interest expense. The cost of plant retired is charged to accumulated depreciation and amortization. Removal costs associated with regulatory obligations are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs are charged to expense as incurred. Maintenance and replacement of items determined to be less than units of property are charged to operating expenses as incurred. Planned major maintenance activities are charged to operating expense unless the cost represents the acquisition of an additional unit of property or the replacement of an existing unit of property.  Property, plant and equipment also includes costs associated with other property held for future use.

NSP-Wisconsin records depreciation expense related to its plant by using the straight-line method over the plant’s useful life. Actuarial and semi-actuarial life studies are performed on a period basis and submitted to the state and federal commissions for review.  Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation.  Depreciation expense, expressed as a percentage of average depreciable property, for the years ended Dec. 31, 2006, 2005 and 2004 is 3.4 percent, 3.5 percent and 3.3 percent, respectively.

AFDC — AFDC represents the cost of capital used to finance utility construction activity. AFDC is computed by applying a composite pretax rate to qualified construction work in progress. The amount of AFDC capitalized as a utility construction cost is credited to other income (for equity capital) and interest charges (for debt capital). AFDC amounts capitalized are included in NSP-Wisconsin’s rate base for establishing utility service rates.

Environmental Costs — Environmental costs are recorded on an undiscounted basis when it is probable NSP-Wisconsin is liable for the costs and the liability can be reasonably estimated. Costs may be deferred as a regulatory asset if it is probable that the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. If an environmental expense is related to facilities currently in use, such as emission-control equipment, the cost is capitalized and depreciated over the life of the plant, assuming the costs are recoverable in future rates or future cash flow.

Estimated remediation costs, excluding inflationary increases, are recorded. The estimates are based on experience, an assessment of the current situation and the technology currently available for use in the remediation. The recorded costs are regularly adjusted as estimates are revised and remediation proceeds. If several designated responsible parties exist, costs are estimated and recorded only for NSP-Wisconsin’s expected share of the cost. Any future costs of restoring sites where operation may extend indefinitely are treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses, which may include final remediation costs.  Removal costs recovered in rates are classified as a regulatory liability.

Legal Costs — Legal costs are not accrued, but expensed as incurred.

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

Investment tax credits are deferred and their benefits amortized over the estimated lives of the related property. Utility rate regulation also has created certain regulatory assets and liabilities related to income taxes, which are summarized in Note 11 to the Consolidated Financial Statements. For more information on income taxes, see Note 4 to the Consolidated Financial Statements.

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

Cash and Cash Equivalents — NSP-Wisconsin considers investments in certain instruments, including commercial paper and money market funds, with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

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

Estimates of recovering deferred costs and returning deferred credits are based on specific ratemaking decisions or precedent for each item. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. If restructuring or other changes in the regulatory environment occur, NSP-Wisconsin may no longer be eligible to apply this accounting treatment, and may be required to eliminate such regulatory assets and liabilities from its balance sheet.  Such changes could have a material effect on NSP-Wisconsin’s results of operations in the period the write-off is recorded.  See more discussion of regulatory assets and liabilities at Note 11 to the Consolidated Financial Statements.

Deferred Financing Costs — Other assets include deferred financing costs, which are amortized over the remaining maturity periods of the related debt. NSP-Wisconsin’s deferred financing costs, net of amortization at Dec. 31, 2006 and 2005 were $1.7 million and $1.9 million, respectively.

Accounts Receivable and Allowance for Uncollectibles — Accounts receivable are stated at the actual billed amount net of the allowance for uncollectibles.  NSP-Wisconsin establishes an allowance for uncollectibles based on a reserve policy that reflects its expected exposure to the credit risk of customers.

FASB Interpretation No. 48 (FIN 48) — In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle.  Following implementation, the ongoing recognition of changes in the measurement of uncertain tax positions could be reflected as a component of income tax expense.

FIN 48 is effective for fiscal years beginning after Dec. 15, 2006. NSP-Wisconsin does not expect the cumulative effect of the adoption to be material.

Fair Value Measurements (SFAS No. 157) — In September 2006, the FASB issued SFAS No. 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. NSP-Wisconsin is evaluating the impact of SFAS No. 157 on its financial condition and results of operations and does not expect the impact of implementation to be material.

2.     Short-Term Borrowings

NSP-Wisconsin has an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  At Dec. 31, 2006 and 2005, NSP-Wisconsin had short-term borrowings related to this intercompany arrangement of $30.3 million and $64.0 million, respectively.  The weighted average interest rates at Dec. 31, 2006 and 2005 were 5.45 percent and 5.05 percent, respectively.

Clearwater Investments Inc., an NSP-Wisconsin subsidiary, also had notes payable outstanding as of Dec. 31, 2006 and 2005 to Xcel Energy, in the amount of $0.8 million and $0.8 million, respectively.

3.     Long-Term Debt

All property of NSP-Wisconsin is subject to the lien of its first mortgage indenture.

Maturities of long-term debt are:

(Millions of Dollars)
2007	$—
2008	$80.3
2009	$—
2010	$1.4
2011	$—

4.     Income Taxes

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following is a table reconciling such differences for the years ending Dec. 31:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	4.2	5.2	5.1
Tax credits recognized	(1.1)	(2.1)	(1.1)
Resolution of income tax audits	(1.1)	(0.8)	1.2
Other — net	(0.7)	(1.1)	(0.3)
Regulatory differences — utility plant items	(0.3)	0.1	(0.6)
Life insurance policies	(0.1)	(0.1)	—
Effective income tax rate	35.9%	36.2%	39.3%

Income taxes comprise the following expense (benefit) items for the years ending Dec. 31:

(Thousands of Dollars)	2006	2005	2004
Current federal tax expense	$29,830	$10,292	$21,294
Current state tax expense	5,358	2,590	8,339
Current tax credits	—	—	(24)
Deferred federal tax expense	(7,726)	2,258	7,247
Deferred state tax expense	(2,233)	804	(733)
Deferred tax credits	—	(99)	(119)
Deferred investment tax credits	(761)	(785)	(789)
Total income tax expense	$24,468	$15,060	$35,215

The components of deferred income tax at Dec. 31 were:

(Thousands of Dollars)	2006	2005
Deferred tax expense excluding items below	$(10,469)	$3,590
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	566	(577)
Tax expense allocated to other comprehensive income and other	(56)	(50)
Deferred tax expense (benefit)	$(9,959)	$2,963

The components of net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

(Thousand of Dollars)	2006	2005
Deferred tax liabilities:
Differences between book and tax bases of property	$144,651	$142,556
Regulatory assets	21,191	22,646
Employee benefits	16,801	16,935
Other	6,563	5,924
Total deferred tax liabilities	$189,206	$188,061

Deferred tax assets:
Regulatory liabilities	$8,841	$4,975
Deferred investment tax credits	4,648	5,000
Tax credit carryforward	1,275	1,326
Other	17,234	9,083
Total deferred tax assets	$31,998	$20,384
Net deferred tax liability	$157,208	$167,677

5. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Xcel Energy offers various benefit plans to its benefit employees, including those of NSP-Wisconsin.  Approximately 56 percent of benefit employees are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2006, NSP-Wisconsin had 409 bargaining employees covered under a collective-bargaining agreement, which expires at the end of 2007.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158) — In September 2006, the FASB issued SFAS No. 158, which requires companies to fully recognize the funded status of each pension and other postretirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income.  The following table shows the impact of the implementation on the consolidated statement of financial position.  NSP-Wisconsin applied regulatory accounting treatment, which allowed recognition of this item as a regulatory asset rather than as a charge to accumulated other comprehensive income, as future costs are expected to be included in rates.  The table reflects the deferral of these amounts as regulatory assets.  This table also includes noncontributory, defined benefit supplemental retirement income plans.

Balance Sheet Line	Pre-SFAS No. 158	SFAS No. 158 Adjustment	SFAS No. 71 Adjustment	After SFAS No. 158

Prepaid pension asset	$56,027	$(11,916)	$—	$44,111
Regulatory assets	63,935	—	32,506	96,441
Prepayments and other (current deferred taxes)	2,646	26	—	2,672
Total Assets	$122,608	$(11,890)	$32,506	$143,224

Other (current liabilities)	$10,182	$65	$—	$10,247
Pension and employee benefit obligations	9,632	20,525	—	30,157
Deferred income taxes	163,450	(11,727)	11,753	163,476
Total Liabilities	$183,264	$8,863	$11,753	$203,880

AOCI-net of tax	$(899)	$(20,753)	$20,753	$(899)
Total Equity	$(899)	$(20,753)	$20,753	$(899)

Pension Benefits

Xcel Energy has several noncontributory, defined benefit pension plans that cover almost all employees. Benefits are based on a combination of years of service, the employee’s average pay and Social Security benefits.

Xcel Energy’s policy is to fully fund into an external trust the actuarially determined pension costs recognized for ratemaking and financial reporting purposes, subject to the limitations of applicable employee benefit and tax laws.

Pension Plan Assets — Plan assets principally consist of the common stock of public companies, corporate bonds and U.S. government securities. The target range for our pension asset allocation is 60 percent in equity investments, 20 percent in fixed income investments and 20 percent in nontraditional investments, such as real estate, private equity and a diversified commodities index.

The actual composition of pension plan assets at Dec. 31 was:

	2006	2005

Equity securities	63%	65%
Debt securities	22	20
Real estate	4	4
Cash	2	1
Nontraditional investments	9	10
	100%	100%

Xcel Energy bases its investment-return assumption on expected long-term performance for each of the investment types included in its pension asset portfolio. Xcel Energy considers the actual historical returns achieved by its asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts. The historical weighted average annual return for the past 20 years for the Xcel Energy portfolio of pension investments is 11.3 percent, which is greater than the current assumption level. The pension cost determination assumes the continued current mix of investment types over the long term. The Xcel Energy portfolio is heavily weighted toward equity securities and includes nontraditional investments that can provide a higher-than-average return.  A higher weighting in equity investments can increase the volatility in the return levels achieved by pension assets in any year. Investment returns in 2006, 2005 and 2004 exceeded the assumed level of 8.75, 8.75 and 9.0 percent, respectively.  Xcel Energy continually reviews its pension assumptions.  In 2007, Xcel Energy will continue to use an investment-return assumption of 8.75 percent.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets, on a combined basis, is presented in the following table:

(Thousands of Dollars)	2006	2005
Accumulated Benefit Obligation at Dec. 31	$2,486,370	$2,642,177

Change in Projected Benefit Obligation
Obligation at Jan. 1	$2,796,780	$2,732,263
Service cost	61,627	60,461
Interest cost	155,413	160,985
Plan amendments	(16,569)	300
Actuarial (gain) loss	(82,339)	85,558
Benefit payments	(248,357)	(242,787)
Obligation at Dec. 31	$2,666,555	$2,796,780

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$3,093,536	$3,062,016
Actual return on plan assets	306,196	254,307
Employer contributions	32,000	20,000
Benefit payments	(248,357)	(242,787)
Fair value of plan assets at Dec. 31	$3,183,375	$3,093,536

Funded Status of Plans at Dec. 31
Funded Status	$516,820	$296,756
Noncurrent assets	586,713	685,028
Noncurrent liabilities	(69,893)	(90,595)
Net pension amounts recognized on Consolidated Balance Sheets	$516,820	$594,433

NSP-Wisconsin prepaid pension asset recorded	$44,111	$54,767

NSP - Wisconsin Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$1,043	6,199
Prior service cost	10,873	15,242
Total	$11,916	21,441

SFAS No. 158 Amounts Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Regulatory assets	$11,916	N/A
Total	$11,916	N/A

Measurement Date	Dec. 31, 2006	Dec. 31, 2005

Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	6.00%	5.75%
Expected average long-term increase in compensation level	4.00%	3.50%

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. These regulations did not require cash funding in the years 2004 through 2006 for Xcel Energy’s pension plans, and are not expected to require cash funding in 2007.

Plan Changes — The Pension Protection Act of 2006 (PPA) was reflected effective December 31, 2006.  PPA requires a change in the conversion basis for lump-sum payments, three-year vesting for plans with account balance or pension equity benefits, as well as the repeal of the Economic Growth and Tax Relief Reconciliation Act of 2001 sunset provisions.  These changes are reflected as a plan amendment for purposes of SFAS No. 87.

Benefit Costs — The components of net periodic pension cost (credit) are:

(Thousands of Dollars)	2006	2005	2004
Service cost	$61,627	$60,461	$58,150
Interest cost	155,413	160,985	165,361
Expected return on plan assets	(268,065)	(280,064)	(302,958)
Settlement gain	—	—	(926)
Amortization of transition asset	—	—	(7)
Amortization of prior service cost	29,696	30,035	30,009
Amortization of net (gain) loss	17,353	6,819	(15,207)
Net periodic pension credit under SFAS No. 87	$(3,976)	$(21,764)	$(65,578)

NSP-Wisconsin
Net periodic pension credit	$(1,260)	$(2,495)	$(5,888)

Significant Assumptions Used to Measure Costs
Discount rate	5.75%	6.00%	6.25%
Expected average long-term increase in compensation level	3.50%	3.50%	3.50%
Expected average long-term rate of return on assets	8.75%	8.75%	9.05%

Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2007 pension cost calculations will be 8.75 percent. The cost calculation uses a market-related valuation of pension assets, which reduces year-to-year volatility by recognizing the differences between assumed and actual investment returns over a five-year period.

Xcel Energy and its operating utilities also maintain noncontributory, defined benefit supplemental retirement income plans for certain qualifying executive personnel. Benefits for these unfunded plans are paid out of their operating cash flows.

Defined Contribution Plans

Xcel Energy maintains 401(k) and other defined contribution plans that cover substantially all employees. The contributions for NSP-Wisconsin were approximately $0.8 million in 2006, $0.8 million in 2005 and $0.8 million in 2004.

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

In conjunction with the 1993 adoption of SFAS No. 106 — “Employers’ Accounting for Postretirement Benefits Other Than Pension,” Xcel Energy elected to amortize the unrecognized accumulated postretirement benefit obligation (APBO) on a straight-line basis over 20 years.

Regulatory agencies for nearly all of Xcel Energy’s retail and wholesale utility customers have allowed rate recovery of accrued benefit costs under SFAS No. 106.

Plan Assets — Certain state agencies that regulate Xcel Energy’s utility subsidiaries also have issued guidelines related to the funding of SFAS No. 106 costs. In 2004, the investment strategy for the union asset fund was changed to increase the investment mix to equity funds. Also, a portion of the assets contributed on behalf of non-bargaining retirees has been funded into a sub-account of the Xcel Energy pension plans. These assets are invested in a manner consistent with the investment strategy for the pension plan.

The actual composition of postretirement benefit plan assets at Dec. 31 was:

	2006	2005
Equity and equity mutual fund securities	67%	61%
Fixed income/debt securities	21	17
Cash equivalents	11	21
Nontraditional Investments	1	1
	100%	100%

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

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for Xcel Energy postretirement health care plans that benefit employees of its utility subsidiaries is presented in the following table:

(Thousands of Dollars)	2006	2005
Change in Benefit Obligation
Obligation at Jan. 1	$938,172	$929,125
Service cost	6,633	6,684
Interest cost	52,939	55,060
Medicare subsidy reimbursements	3,561	—
Plan amendments	(945)	—
Plan participants’ contributions	11,870	12,008
Actuarial gain	(27,511)	(3,175)
Benefit payments	(66,026)	(61,530)
Obligation at Dec. 31	$918,693	$938,172

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$351,863	$318,667
Actual return on plan assets	41,409	14,507
Plan participants’ contributions	11,870	12,008
Employer contributions	67,188	68,211
Benefit payments	(66,025)	(61,530)
Fair value of plan assets at Dec. 31	$406,305	$351,863

Funded Status at Dec. 31
Funded status	$(512,388)	$(586,309)
Current liabilities	(2,211)	—
Noncurrent assets	—	15,736
Noncurrent liabilities	(510,177)	(150,014)
Net amounts recognized on Consolidated Balance Sheets	$(512,388)	$(134,278)

NSP-Wisconsin Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$20,359	$20,646
Net transition obligations	1,027	1,198
Total	$21,386	$21,844

SFAS No. 158 Amounts Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Regulatory assets	$21,386	N/A
Total	$21,386	N/A

NSP-Wisconsin accrued benefit liability recorded	$27,300	$5,145

Measurement Date	Dec. 31, 2006	Dec. 31, 2005

Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	6.00%	5.75%

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

A 1-percent change in the assumed health care cost trend rate would have the following effects on NSP-Wisconsin:

(Millions of Dollars)
1-percent increase in APBO components at Dec. 31, 2006	$3.8
1-percent decrease in APBO components at Dec. 31, 2006	(3.2)
1-percent increase in service and interest components of the net periodic cost	0.3
1-percent decrease in service and interest components of the net periodic cost	(0.2)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously. Xcel Energy expects to contribute approximately $61 million during 2007.

Benefit Costs — The components of net periodic postretirement benefit cost are:

(Thousands of Dollars)	2006	2005		2004
Service cost	$6,633	$6,684		$6,100
Interest cost	52,939	55,060		52,604
Expected return on plan assets	(26,757)	(25,700)		(23,066)
Amortization of transition obligation	14,444	14,578		14,578
Amortization of prior service credit	(2,178)	(2,178)		(2,179)
Amortization of net loss	24,797	26,246		21,651
Net periodic postretirement benefit cost under SFAS No. 106	$69,878	$74,690		$69,688

NSP-Wisconsin
Net periodic postretirement benefit cost recognized — SFAS No. 106	$2,638	$2,745		$2,394

Significant assumptions used to measure costs (income)
Discount rate	5.75%	6.00%		6.25%
Expected average long-term rate of return on assets (before tax)	7.5%	5.-8.5%	5%	5.-8.5%	5%

Projected Benefit Payments

The following table lists Xcel Energy’s projected benefit payments for the pension and postretirement benefit plans.

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2007	$217,236	$65,355	$5,358	$59,997
2008	215,815	67,110	5,755	61,355
2009	220,843	68,911	6,115	62,796
2010	227,528	70,457	6,430	64,027
2011	225,446	71,924	6,665	65,259
2012-2016	1,195,629	368,206	36,592	331,614

6. Detail of Interest and Other Income - Net

Interest and other income, net of nonoperating expenses, for the years ended Dec. 31 consists of the following:

(Thousands of Dollars)	2006	2005	2004
Interest income	$679	$383	$573
Other nonoperating income	118	94	119
Equity (expense) income in unconsolidated affiliates	(16)	—	28
Employee-related insurance policy expenses	(524)	(439)	(613)
Other nonoperating expenses	—	(16)	(7)
Total interest and other income — net	$257	$22	$100

7. Derivative Instruments

In the normal course of business, NSP-Wisconsin is exposed to a variety of market risks.  Market risk is the potential loss that may occur as a result of changes in the market or fair value of a particular instrument or commodity.  NSP-Wisconsin utilizes, in accordance with approved risk management policies, a variety of derivative instruments to mitigate market risk and to enhance its operations.  The use of these derivative instruments is discussed in further detail below.

Utility Commodity Price Risk — NSP-Wisconsin is exposed to commodity price risk in their electric and natural gas operations.  Commodity price risk is managed by entering into both long- and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products, and for various fuels used in the generation of electricity and in the natural gas utility operations.  Commodity risk also is managed through the use of financial derivative instruments.  NSP-Wisconsin utilizes these derivative instruments to reduce the volatility in the cost of commodities acquired on behalf of our retail customers even though regulatory jurisdiction may provide for a dollar-for-dollar recovery of actual costs.  In these instances, the use of derivative instruments is done consistently with the local jurisdictional cost-recovery mechanism.  NSP-Wisconsin’s risk-management policy allows it to manage market price risk within each rate-regulated operation to the extent such exposure exists, as allowed by regulation.

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

Types of and Accounting for Derivative Instruments

NSP-Wisconsin uses derivative instruments in connection with its utility commodity price and interest rate activities, including forward contracts, futures, swaps and options.  All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities,” as amended, (SFAS No. 133) are recorded at fair value. The classification of the fair value for these derivative instruments is dependent on the designation of a qualifying hedging relationship.  The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance.  This classification is dependent on the applicability of specific regulation.  The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective.  The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Consolidated Statements of Income.

SFAS No. 133 requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.  NSP-Wisconsin formally documents hedging relationships, including, among other factors, the identification of the hedging instrument and the hedged transaction, as well as the risk-management objectives and strategies for undertaking the hedged transaction.  NSP-Wisconsin also formally assesses, both at inception and on an ongoing basis, whether the derivative instruments being used are highly effective in offsetting changes in either the fair value or cash flows of the hedged items.

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

Cash Flow Hedges

The effective portion of the change in the fair value of a derivative instrument qualifying as a cash flow hedge is recorded as a component of Other Comprehensive Income or deferred as a regulatory asset or liability, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The ineffective portion of a derivative instrument’s change in fair value is recognized in current earnings.

Commodity Cash Flow Hedges — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices.  These derivative instruments are designated as cash flow hedges for accounting purposes.  At Dec. 31, 2006, NSP-Wisconsin had various commodity-related contracts classified as cash flow hedges extending through March 2007.  The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place.  Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

As of Dec. 31, 2006, NSP-Wisconsin had no amounts in Accumulated Other Comprehensive Income that is expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

NSP-Wisconsin had no ineffectiveness related to commodity cash flow hedges during the years ended Dec. 31, 2006 and 2005.

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

NSP-Wisconsin had no ineffectiveness related to interest rate cash flow hedges during the years ended Dec. 31, 2006 and 2005.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying cash flow hedges on NSP-Wisconsin’s Accumulated Other Comprehensive Income, included in the Consolidated Statements of Stockholder’s Equity, is detailed in the following table:

(Millions of Dollars)
Accumulated other comprehensive income related to hedges at Dec. 31, 2003	$(1.1)
After-tax net unrealized losses related to derivative accounted for as hedges	—
After-tax net realized losses on derivative transactions reclassified into earnings	0.1
Accumulated other comprehensive loss related to hedges at Dec. 31, 2004	$(1.0)

After-tax net unrealized gains related to derivatives accounted for as hedges	—
After-tax net realized gains on derivative transactions reclassified into earnings	—
Accumulated other comprehensive loss related to hedges at Dec. 31, 2005	$(1.0)

After-tax net unrealized losses related to derivatives accounted for as hedges	—
After-tax net realized losses on derivative transactions reclassified into earnings	0.1
Accumulated other comprehensive loss related to hedges at Dec. 31, 2006	$(0.9)

Normal Purchases or Normal Sales Contracts

NSP-Wisconsin enters into contracts for the purchase and sale of commodities for use in its business operations.  SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.

NSP-Wisconsin evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify to meet the normal designation requirements under SFAS No. 133.

Normal purchases and normal sales contracts are accounted for as executory contracts.

Hedging Contracts - The fair value of qualifying cash flow hedges at Dec. 31, 2006 and 2005 was $(0.2) million and $0.7 million, respectively.

For a further discussion of other financial instruments at NSP-Wisconsin, see Note 8 to the Consolidated Financial Statements.

8. Financial Instruments

The estimated Dec. 31 fair values of NSP-Wisconsin’s recorded financial instruments are as follows:

	2006		2005
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$315,664	$315,614	$315,405	$321,418
Long-term investments	$113	$113	$135	$135

The fair value of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts. The fair value of NSP-Wisconsin’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.

The fair value estimates presented are based on information available to management as of Dec. 31, 2006 and 2005. These fair value estimates have not been comprehensively revalued for purposes of these Consolidated Financial Statements since that date, and current estimates of fair values may differ significantly.

NSP-Wisconsin provides a guarantee that guarantees payment or performance under a specified agreement.  As a result, NSP-Wisconsin’s exposure under the guarantee is based upon the net liability under the specified agreement.  The guarantee issued by NSP-Wisconsin limits the exposure of NSP-Wisconsin to a maximum amount stated in the guarantee.  The guarantee requires no liability to be recorded, contains no recourse provisions and requires no collateral.  On Dec. 31, 2006, NSP-Wisconsin had the following guarantee and exposure related to that guarantee:

(Millions of Dollars) Nature of Guarantee	Guarantor	Guarantee Amount	Current Exposure	Term or Expiration Date	Triggering Event Requiring Performance	Assets Held as Collateral
NSP-Wisconsin guarantees customer loans to encourage business growth and expansion	NSP- Wisconsin	$1.0	$—	Continuing	(a)	N/A

(a)       Non-timely payment of the obligations or at the time the debtor becomes the subject of bankruptcy or other insolvency proceedings

Letters of Credit

NSP-Wisconsin may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2006, there were no letters of credit outstanding.

9. Rate Matters

Pending and Recently Concluded Regulatory Proceedings - FERC

MISO Operations —NSP-Wisconsin is a member of the MISO. The MISO is a FERC-regulated RTO that provides regional transmission tariff administration services for electric transmission systems, including those of NSP-Wisconsin.

MISO also operates a regional wholesale energy market using locational marginal pricing and financial congestion relief.  NSP-Wisconsin currently has requested recovery of these costs within its jurisdiction.  For further discussion, see Pending and Recently Concluded Regulatory Proceedings — PSCW.

Within MISO, an independent market monitor reviews market bids and prices to identify any unusual activity.  NSP-Wisconsin and other market participants continue to work with MISO, the IMM and the FERC to resolve Day 2 market implementation issues such as dispatch methods and settlement calculation details.

MISO Long-Term Transmission Pricing - In October 2005, MISO filed a proposed change to its TEMT to regionalize future cost recovery of certain high voltage (345 KV) transmission projects to be constructed for reliability improvements.  The proposal, called the Regional Expansion Criteria Benefits phase 1 (RECB I) proposal, would recover 20 percent of eligible transmission costs from all transmission service customers in the MISO 15 state region, with 80 percent recovered on a sub-regional basis.  The proposal would exclude certain projects that had been planned prior to the October 2005 filing, and would require new generators to fund 50 percent of the cost of network upgrades associated with their interconnection.  In Feb. 2006, the FERC generally approved the RECB I proposal, but set the 20 percent limitation on regionalization for additional proceedings.  Various parties filed requests for rehearing.  On Nov. 29, 2006, the FERC issued an order on rehearing upholding the February 2006 order and approving the 20 percent limitation.  On Dec. 13, 2006, the PSCW filed an appeal of the RECB I order.

In addition, in October 2006, MISO filed additional changes to its TEMT to regionalize future recovery of certain transmission projects (230 KV and above) constructed for “economic” reasons (e.g., to provide access to lower cost generation supplies).  The filing, known as RECB II, would provide regional recovery of 20 percent of the project costs and sub-regional recovery of 80 percent, based on a benefits analysis.  MISO proposed that the RECB II tariff be effective April 1, 2007.  Initial comments were filed at FERC on Dec. 22, 2006.  The date the FERC will take initial action is not known.

Transmission service rates in the MISO region presently use a rate design, in which the transmission cost depends on the location of the load being served.  Costs of existing transmission facilities are not regionalized.  MISO is required to file a replacement rate methodology in August 2007, to be effective Feb. 1, 2008.  It is possible MISO will propose to regionalize the recovery of the costs of existing transmission facilities.  Proposals to regionalize transmission costs could shift the costs of NSP-Wisconsin transmission investments to other MISO transmission service customers, but would also shift the costs of transmission investments in other parts of MISO to NSP-Wisconsin.

MISO/PJM SECA - On Nov. 18, 2004, the FERC issued an order approving portions of a plan providing for continued use of location-based rates for the MISO/PJM region, but rejecting proposed transition payments to compensate transmission owners for reductions in transmission revenues.  The FERC instead ordered the MISO and PJM to each file a Seams Elimination Charge Adjustment (SECA) transition mechanism.  The replacement compliance filings were effective Dec. 1, 2004, subject to refund.

The competing SECA compliance proposals were the subject of litigated hearings at the FERC.  Certain parties proposed a regional average SECA charge, which could shift costs to NSP-Minnesota and NSP-Wisconsin.  On Aug. 10, 2006, the ALJ in the case issued an initial decision recommending that all the SECA compliance filings be rejected and recommending adoption of a regional SECA, which could shift approximately $13 million in charges to NSP-Minnesota and NSP-Wisconsin.  Xcel Energy, through the MISO transmission owners filed exceptions to the ALJ initial decision, arguing the decision directly violates the 2004 FERC orders.  In addition, the MISO transmission owners have executed settlements with several parties in the litigation.  The settlement resolves specific claims and would limit any regionalization to unresolved claims.  Final FERC action is expected in the SECA litigation in 2007.

Revenue Sufficiency Guarantee Charges - On April 25, 2006, the FERC issued an order determining that MISO had incorrectly applied its TEMT regarding the application of the revenue sufficiency guarantee (RSG) charge to certain transactions. The FERC ordered MISO to resettle all affected transactions retroactive to April 1, 2005. The RSG charges are collected from certain MISO customers and paid to others.  On Oct. 26, 2006, the FERC issued an order granting rehearing in part and reversed the prior ruling requiring MISO to issue retroactive refunds and ordered MISO to implement prospective changes.  In late November 2006, however, certain parties filed further requests for rehearing challenging the reversal regarding refunds.  The date of a final FERC decision is unknown, and one appeal has been filed.  Xcel Energy reserved $6.1 million in response to the April 25, 2006, FERC order.

Wholesale Rate Case Application — On July 31, 2006, NSP-Wisconsin filed a rate case at the FERC requesting a base rate increase of approximately $4 million, or 15 percent, for its ten wholesale municipal electric sales customers.  NSP-Wisconsin’s wholesale customers are currently served under a bundled full requirements tariff, with rates based on embedded costs, and a monthly fuel cost adjustment clause (FCAC). NSP-Wisconsin proposes to unbundle transmission service and revise the FCAC to reflect current FERC regulatory policies, the advent of MISO operations and the MISO Day 2 energy market. In August 2006, ten customers filed a joint protest of the rate case, requesting the increase be suspended until March 1, 2007 and set for litigated hearings.  On Sept. 28, 2006, the FERC issued an order accepting the filing, suspending the effective date of the rates to March 1, 2007, and setting the filing for hearing and settlement judge procedures.  In February 2007, NSP-Wisconsin reached a settlement with customers that provides for full cost recovery of MISO Day 2 and renewable energy costs through the FCA and a $2.4 million base rate increase.

Pending and Recently Concluded Regulatory Proceedings - PSCW

MISO Cost Recovery - On March 29, 2005, NSP-Wisconsin received an order from the PSCW granting its request to defer the costs and benefits attributable to the start-up of the MISO Day 2 energy market.

On June 16, 2006, the PSCW issued its written order regarding the joint request for escrow accounting treatment of MISO Day 2 costs made by NSP-Wisconsin and other Wisconsin utilities. The order confirms continued deferred accounting treatment for congestion costs, net line losses, and costs of acquiring FTRs not received in the MISO allocation process, as previously authorized by the PSCW. The order also clarifies that deferral is authorized for several additional MISO Day 2 cost and revenue types not explicitly addressed in the original PSCW order issued March 29, 2005.

On June 29, 2006, the PSCW opened a proceeding to address the proper amount of MISO Day 2 deferrals that the state’s utilities should be allowed to recover and the proper method of rate recovery.

On Sept. 1, 2006, NSP-Wisconsin detailed its calculation methodology and reported that, as of June 30, 2006, it had deferred approximately $6.2 million.  PSCW staff and intervenors filed testimony in December 2006, arguing that the various methodologies used by the utilities to calculate the deferrals were inconsistent, and to varying degrees incorrect.  Further, the testimony argued that some, or all of the deferred costs are being recovered in current rates and were, therefore, inappropriately deferred and the utilities should be required to write off balances that were inappropriately deferred. The potential impact of PSCW staff recommendations on NSP-Wisconsin is unknown at this time but could be material.  NSP-Wisconsin currently anticipates that the ultimate decision on the amount of costs to be recovered in rates could be delayed until its next general rate case to be filed on June 1, 2007.

As of Dec. 31, 2006 NSP-Wisconsin has deferred a total of approximately $11.2 million of MISO Day 2 costs.

2006 General Rate Case — In 2005, NSP-Wisconsin, requested an electric revenue increase of $58.3 million and a natural gas revenue increase of $8.1 million, based on a 2006 test year, an 11.9 percent return on equity and a common equity ratio of 56.32 percent.  On Jan. 5, 2006, the PSCW approved an electric revenue increase of $43.4 million and a natural gas revenue increase of $3.9 million, based on an 11.0 percent return on equity and a 54-percent common equity ratio target.  The new rates were effective Jan. 9, 2006.  The order also prohibits NSP-Wisconsin from paying dividends above $42.7 million, if its actual calendar year average common equity ratio is or will fall below 54.03 percent.  It also imposes an asymmetrical electric fuel clause bandwidth for 2006 of positive 2 percent to negative 0.5 percent outside of which NSP-Wisconsin would be permitted to request or be required to change rates.

2006 Fuel Cost Recovery — Fuel costs for the Wisconsin retail jurisdiction in 2006 were $14.4 million, or 9.7 percent lower than the fuel-related component of base electric rates authorized in the 2006 general rate case.  Under the provisions of the Wisconsin Fuel Rules and a May 4, 2006 order from the PSCW, NSP-Wisconsin is required to refund, with interest, that portion of the over-recovery that occurred subsequent to the May 4 order.  Accordingly, NSP-Wisconsin established a $10.1 million fuel refund provision during 2006.  On Jan. 30, 2007, NSP-Wisconsin filed its 2006 year-end fuel cost recovery report and a proposed refund plan with the PSCW.  On Feb. 8, 2007, the PSCW approved the refund and NSP-Wisconsin began crediting customers on Feb. 15, 2007.

2007 Fuel Cost Recovery — On Aug. 4, 2006, NSP-Wisconsin filed an application to reset the 2007 fuel base and monitoring range, and to increase electric base rates for 2007 by $22.7 million, or 5.0 percent, on an annual basis. The requested increase was driven primarily by higher renewable energy purchases and increases in coal commodity and transportation costs. On Dec. 22, 2006, the PSCW issued an order approving an electric rate increase of $13.8 million, reflecting decreases in natural gas and purchased power costs on an annual basis, and authorized the return to a symmetrical fuel clause bandwidth of plus or minus 2 percent.   New rates became effective Jan. 1, 2007.

Fuel Cost Recovery Rulemaking — On June 22, 2006, the PSCW opened a rulemaking docket to address potential revisions to the electric fuel cost recovery rules. Wisconsin statutes prohibit the use of automatic adjustment clauses by large investor-owned electric public utilities. Instead, the statutes authorize the PSCW to approve, after a hearing, a rate increase for these utilities to allow for the recovery of costs caused by an emergency or extraordinary increase in the cost of fuel. In opening this rulemaking, the PSCW recognized the increased volatility of fuel costs, citing events such as the implementation of the MISO Day 2 Market, increased demand on some fuels, increased transportation costs of some fuels, and the effects of hurricanes on the availability of some fuels. On Sept. 7, 2006, Wisconsin’s large investor-owned utilities, including NSP-Wisconsin, jointly filed proposed revisions to the rules. The utilities’ proposal incorporates a plan year forecast and an after-the-fact reconciliation to eliminate regulatory lag, and ensure recovery of prudently incurred costs. On Nov. 3, 2006, a coalition of customer and intervenor groups submitted a counter proposal that included only minor revisions to the existing rules.  At this time it is not certain what, if any, changes to the existing rules will be recommended by the PSCW.

10. Commitments and Contingent Liabilities

Leases — NSP-Wisconsin leases a variety of equipment and facilities used in the normal course of business.  The leases are accounted for as operating leases.  Rental expense under operating lease obligations was approximately $2.6 million, $4.4 million and $3.5 million for 2006, 2005 and 2004, respectively.  The majority of rental expense is for one-year renewable leases.

Future commitments under operating leases are:

(Millions of Dollars)
2007	$0.3
2008	$0.1
2009	$0.1
2010	$—
2011	$—
Thereafter	$—

Capital Commitments — The estimated cost, as of Dec. 31, 2006, of the capital expenditure programs and other capital requirements of NSP-Wisconsin was approximately $75 million in 2007, $85 million in 2008 and $55 million in 2009.

The capital expenditure programs of NSP-Wisconsin are subject to continuing review and modification. Actual utility construction expenditures may vary from the estimates due to changes in electric and natural gas projected load growth regulatory decisions, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting NSP-Wisconsin’s long-term energy needs. In addition, NSP-Wisconsin’s ongoing evaluation of compliance with future requirements to install emission-control equipment, and merger, acquisition and divestiture opportunities to support corporate strategies may impact actual capital requirements.

Fuel Contracts — NSP-Wisconsin has contracts providing for the purchase and delivery of a significant portion of its current coal and natural gas requirements. These contracts expire in various years between 2007 and 2027.  In addition, NSP-Wisconsin may be required to pay additional amounts depending on actual quantities shipped under these agreements.  As NSP-Wisconsin does not have an automatic electric fuel adjustment clause for retail customers, NSP-Wisconsin may seek deferred accounting treatment and future rate recovery of increased costs due to an “emergency” event, if that event causes fuel costs to exceed the amount included in rates on an annual basis by more than 2 percent.

The estimated minimum purchase for NSP-Wisconsin under these contracts as of Dec. 31, 2006, is as follows:

Coal	Natural Gas Supply	Gas Storage &Transportation
(Millions of Dollars)
$10	$24	$103
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

Environmental Contingencies

NSP-Wisconsin has been, or is currently, involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, NSP-Wisconsin believes it will recover some portion of these costs through insurance claims. Additionally, where applicable, NSP-Wisconsin is pursuing, or intends to pursue, recovery from other potentially responsible parties and through the rate regulatory process.  New and changing federal and state environmental mandates can also create added financial liabilities for NSP-Wisconsin, which are normally recovered through the rate regulatory process.   To the extent any costs are not recovered through the options listed above, NSP-Wisconsin would be required to recognize an expense.

Site Remediation — NSP-Wisconsin must pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin and some other parties have caused environmental contamination. Environmental contingencies could arise from various situations including the following categories of sites:

•         sites of former MGPs operated by NSP-Wisconsin or its predecessors; and

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

To estimate the cost to remediate these sites, assumptions are made when facts are not fully known. For instance, assumptions may be made about the nature and extent of site contamination, the extent of required cleanup efforts, costs of alternative cleanup methods and pollution-control technologies, the period over which remediation will be performed and paid for, changes in environmental remediation and pollution-control requirements, the potential effect of technological improvements, the number and financial strength of other PRPs and the identification of new environmental cleanup sites.

Estimates are revised as facts become known.   At Dec. 31, 2006, the liability for the cost of remediating these sites was estimated to be $28.2 million, of which $4.6 million was considered to be a current liability.  Some of the cost of remediation may be recovered from:

•         insurance coverage;

•         other parties that have contributed to the contamination; and

•         customers.

Neither the total remediation cost nor the final method of cost allocation among all PRPs of the unremediated sites has been determined.  Estimates have been recorded for NSP-Wisconsin’s future costs for these sites.

Manufactured Gas Plant Sites

Ashland Manufactured Gas Plant Site — NSP-Wisconsin was named a PRP for creosote and coal tar contamination at a site in Ashland, Wis. The Ashland site includes property owned by NSP-Wisconsin, which was previously an MGP facility, and two other properties: an adjacent city lakeshore park area, on which an unaffiliated third party previously operated a sawmill, and an area of Lake Superior’s Chequemegon Bay adjoining the park.

On Sept. 5, 2002, the Ashland site was placed on the National Priorities List (NPL).  A determination of the scope and cost of the remediation of the Ashland site is not currently expected until late 2007 or 2008 following the submission of the remedial investigation report and feasibility study in 2007.  NSP-Wisconsin continues to work with the WDNR to access state and federal funds to apply to the ultimate remediation cost of the entire site.  In November 2005, the EPA Superfund Innovative Technology Evaluation Program (SITE) accepted the Ashland site into its program.  As part of the SITE program, NSP-Wisconsin proposed to perform a site demonstration of an in situ, chemical oxidation technique to treat upland ground water and contaminated soil.  During the third quarter of 2006, the proposal was favorably reviewed by EPA, and in November 2006 the demonstration study was initiated.  In 2006, NSP-Wisconsin spent $2.0 million in the development of the work plan, the interim response action and other matters related to the site.

The WDNR and NSP-Wisconsin have each developed several estimates of the ultimate cost to remediate the Ashland site.  The estimates vary significantly, between $4 million and $93 million, because different methods of remediation and different results are assumed in each.  The EPA and WDNR have not yet selected the method of remediation to use at the site.  Until the EPA and the WDNR select a remediation strategy for the entire site and determine NSP-Wisconsin’s level of responsibility, NSP-Wisconsin’s liability for the cost of remediating the Ashland site is not determinable.  NSP-Wisconsin has recorded a liability of  $25.0 million for its potential liability for remediating the Ashland site and for external legal and consultant costs.  Since NSP-Wisconsin cannot currently estimate the cost of remediating the Ashland site, that portion of the recorded liability related to remediation is based upon the minimum of the estimated range of remediation costs, using information available to date and reasonably effective remedial methods.

On Oct. 19, 2004, the WDNR filed a lawsuit in Wisconsin state court for reimbursement of past oversight costs incurred at the Ashland site between 1994 and March 2003 in the approximate amount of $1.4 million.  The lawsuit has been stayed .  NSP-Wisconsin has recorded an estimate of its potential liability.  All costs paid to the WDNR are expected to be recoverable in rates.

In addition to potential liability for remediation and WDNR oversight costs, NSP-Wisconsin may also have liability for natural resource damages (NRDA) at the Ashland site.  NSP-Wisconsin has indicated to the relevant natural resource trustees its interest in engaging in discussions concerning the assessment of natural resources injuries and in proposing various restoration projects in an effort to fully and finally resolve all NRDA claims.  NSP-Wisconsin is not able to estimate its potential exposure for natural resource damages at the site, but has recorded an estimate of its potential liability based upon the minimum of its estimated range of potential exposure.

NSP-Wisconsin has deferred, as a regulatory asset, the costs accrued for the Ashland site based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for MGP-related environmental remediation from its customers.  The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site, and has authorized recovery of similar remediation costs for other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin biennial retail rate case process.

In addition, in 2003, the Wisconsin Supreme Court rendered a ruling that reopens the possibility that NSP-Wisconsin may be able to recover a portion of the remediation costs from its insurance carriers.   Any insurance proceeds received by NSP-Wisconsin will operate as a credit to ratepayers.

Chippewa Falls Manufactured Gas Plant Site—The WDNR issued an order requiring that NSP-Wisconsin conduct a supplemental site investigation of property owned by NSP-Wisconsin in Chippewa Falls, Wis., which was previously an MGP facility.  A supplemental investigation was conducted in order to determine if additional remediation is required to meet Wisconsin soil and groundwater standards.  Based on the results of the supplemental site investigation that was completed during November 2005, NSP-Wisconsin recorded a liability of $5.0 million for the cost of remediating this site.  Following WDNR approval of the cleanup plan, the remediation of the site was initiated in November 2006 and will be completed in 2007.  Costs accrued for the site were deferred as a regulatory asset based on the expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for MGP-related environmental remediation from its customers.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of NSP-Wisconsin facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated.   NSP-Wisconsin  removal costs for asbestos are expected to be immaterial, therefore no asset retirement obligation was recorded.  See additional discussion of asset retirement obligations below.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

Clean Air Interstate Rule — In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR) to further regulate SO2 and nitrogen oxide (NOx) emissions.  The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Wisconsin.  CAIR addresses the transportation of fine particulates, ozone and emission precursors to nonattainment downwind states.  CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2, with a final compliance deadline in 2015 for both emissions.  Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOX that will result in significant emission reductions.  It will be based on stringent emission controls and forms the basis for a cap-and-trade program.   State emission budgets or caps decline over time.  States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

NSP-Wisconsin has generating facilities that will be impacted.  Preliminary estimates of capital expenditures associated with compliance with CAIR for the NSP System range from $30 million to $40 million, which would be a cost sharable through the Interchange Agreement.

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

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from power plants for the first time.  The EPA’s CAMR  uses a national cap-and-trade system, where compliance may be achieved by either adding mercury controls or purchasing allowances or a combination of both and is designed to achieve a 70 percent reduction in mercury emissions.  It affects all coal- and oil-fired generating units across the country that are greater than 25 MW.  Compliance with this rule occurs in two phases, with the first phase beginning in 2010 and the second phase in 2018.  States will be allocated mercury allowances based on coal type and their baseline heat input relative to other states.  Each electric generating unit will be allocated mercury allowances based on its percentage of total coal heat input for the state.  Similar to CAIR, states can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

Under CAMR, NSP-Wisconsin can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems.  Testing indicates that the NSP-Wisconsin facilities will be low mass mercury emitters; therefore, compliance with CAMR is not expected to require mercury controls or purchases of allowances.

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures  to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit challenging the phase II rulemaking.  On Jan. 25, 2007, the court issued its decision and remanded virtually every aspect of the rule to the EPA for reconsideration. It is unclear whether the EPA will stay the deadlines in the rule until the remanded rulemaking is finished.  As a result, the rule’s compliance requirements and associated deadlines are currently unknown. It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved.

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

Asset Retirement Obligations

NSP-Wisconsin records future plant removal obligations as a liability at fair value with a corresponding increase to the carrying values of the related long-lived assets in accordance with SFAS No. 143 — “Accounting for Asset Retirement Obligations” (SFAS No. 143). This liability will be increased over time by applying the interest method of accretion to the liability, and the capitalized costs will be depreciated over the useful life of the related long-lived assets.  The recording of the obligation for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset pursuant to SFAS No. 71.

Recorded Asset Retirement Obligations (ARO) — NSP-Wisconsin recognized an ARO for the retirement costs of natural gas mains, and for the removal of electric transmission and distribution equipment. The electric transmission and distribution ARO consists of many small potential obligations associated with polychlorinated biphenyls (PCBs), mineral oil, storage tanks, treated poles, lithium batteries, mercury and street lighting lamps.  These electric and natural gas assets have many in-service dates for which it is difficult to assign the obligation to a particular year. Therefore, the obligation was measured using an average service life.

A reconciliation of the beginning and ending aggregate carrying amounts of NSP-Wisconsin’s asset retirement obligations is shown in the table below for the 12 months ended Dec. 31, 2006 and Dec. 31, 2005, respectively:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2006	Liabilities Recorded	Liabilities Settled	Accretion	Revisions To Prior Estimates	Ending Balance Dec. 31, 2006
Electric Utility Plant:
Electric transmission and distribution	$200	$—	$—	$6	$(26)	$180
Gas Utility Plant:
Gas transmission and distribution	2,736	—	—	68	5	2,809
Total liability	$2,936	$—	$—	$74	$(21)	$2,989

(Thousands of Dollars)	Beginning Balance Jan. 1, 2005	Liabilities Recorded	Liabilities Settled	Accretion	Revisions To Prior Estimates	Ending Balance Dec. 31, 2005

Electric Utility Plant:
Electric transmission and distribution	$—	$200	$—	$—	$—	$200
Gas Utility Plant:
Gas transmission and distribution	—	2,736	—	—	—	2,736
Total liability	$—	$2,936	$—	$—	$—	$2,936

Removal Costs — NSP-Wisconsin accrues an obligation for plant removal costs for generation, transmission and distribution facilities.  Generally, the accrual of future non-ARO removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates.  These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long periods over which the amounts were accrued and the changing of rates through time, NSP-Wisconsin has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Accordingly, the recorded amounts of estimated future removal costs are considered Regulatory Liabilities under SFAS No. 71.  Removal costs as of Dec. 31, 2006 and Dec. 31, 2005 were $91 million and $86 million, respectively.

Legal Contingencies

In the normal course of business, NSP-Wisconsin is party to routine claims and litigation arising from prior and current operations. NSP-Wisconsin is actively defending these matters and has recorded a liability related to the probable cost of settlement or other disposition, when it can be reasonably estimated.

Carbon Dioxide Emissions Lawsuit — On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions.  Although NSP-Wisconsin is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on NSP-Wisconsin.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or natural gas-fired power plants.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In October 2004, Xcel Energy and four other utility companies filed a motion to dismiss the lawsuit, contending, among other reasons, that the lawsuit is an attempt to usurp the policy-setting role of the U.S. Congress and the president.  On Sept. 19, 2005, the judge granted the defendants’ motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the Second Circuit Court of Appeals. Oral arguments were presented on June 7, 2006 and a decision on the appeal is pending.

Comer vs. Xcel Energy Inc. et al. — On April 25, 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court for the Southern District of Mississippi.  Although NSP-Wisconsin is not named as a party to this litigation, if the litigation ultimately results in an unfavorable outcome for Xcel Energy, it could have a material adverse effect on NSP-Wisconsin.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  On July 19, 2006, Xcel Energy filed a motion to dismiss the lawsuit in its entirety.

11. Regulatory Assets and Liabilities

NSP-Wisconsin’s financial statements are prepared in accordance with the provisions of SFAS No. 71, as discussed in Note 1 to the Consolidated Financial Statements. Under SFAS No. 71, regulatory assets and liabilities can be created for amounts that regulators may allow to be collected, or may require to be paid back to customers in future electric and natural gas rates.  Any portion of the business that is not rate regulated cannot use SFAS No. 71 accounting.  If changes in the utility industry or the business of NSP-Wisconsin no longer allow for the application of SFAS No. 71 under GAAP, NSP-Wisconsin would be required to recognize the write-off of regulatory assets and liabilities in its statement of income.  The components of unamortized regulatory assets and liabilities on the balance sheets of NSP-Wisconsin are:

(Thousands of Dollars)	See Note	Remaining Amortization Period	2006	2005
Regulatory Assets:
Pension and employee benefit obligations	5	Various	$32,506	$—
Environmental costs	1	Varies, generally four to six years once actual expenditures are incurred	24,957	30,956
Losses on reacquired debt	1	Term of related debt	10,713	11,675
AFDC recorded in plant (a)		Plant lives	8,130	8,053
Unrecovered electric production and MISO Day 2 costs		To be determined in future rate proceedings	8,054	6,634
Nuclear decommissioning expenses	1	To be determined in future rate proceedings	5,625	—
State commission accounting adjustments (a)		Plant lives	4,003	3,682
Contract valuation adjustments (b)		Term of related contract	1,902	—
Rate case costs	1	To be determined in future rate proceedings	304	—
Net asset retirement obligations		Plant lives	109	—
Other		Various	138	582
Total regulatory assets			$96,441	$61,582
Regulatory Liabilities:
Plant removal costs	10		$91,060	$85,526
Electric fuel recovery refund	9		10,054	—
Investment tax credit deferrals			7,717	8,349
Deferred income tax adjustments			1,775	500
Other			1,191	1,376
Total regulatory liabilities			$111,797	$95,751

(a)          Earns a return on investment in the ratemaking process. These amounts are amortized consistent with recovery in rates.

(b)         Includes the fair value of certain long-term contracts used to meet native energy requirements.

12. Segments and Related Information

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

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
2006
Operating revenues from external customers	$585,049	$149,242	$782	$—	$735,073
Intersegment revenues	123	3,277	—	(3,400)	—
Total revenues	$585,172	$152,519	$782	$(3,400)	$735,073
Depreciation and amortization	$44,979	$6,711	$162	$—	$51,852
Financing costs, mainly interest expense	18,255	2,411	1,295	—	21,961
Income tax expense (benefit)	23,541	1,590	(663)	—	24,468
Segment net income(loss)	$41,772	$2,440	$(538)	$—	$43,674
2005
Operating revenues from external customers	$524,462	$156,625	$670	$—	$681,757
Intersegment revenues	207	1,946	—	(2,153)	—
Total revenues	$524,669	$158,571	$670	$(2,153)	$681,757
Depreciation and amortization	$44,417	$6,638	$162	$—	$51,217
Financing costs, mainly interest expense	19,192	2,426	1,491	—	23,109
Income tax expense (benefit)	14,314	1,427	(681)	—	15,060
Segment net income(loss)	$24,751	$2,791	$(969)	$—	$26,573
2004
Operating revenues from external customers	$479,200	$134,628	$667	$—	$614,495
Intersegment revenues	131	4,007	—	(4,138)	—
Total revenues	$479,331	$138,635	$667	$(4,138)	$614,495
Depreciation and amortization	$40,823	$6,033	$164	$—	$47,020
Financing costs, mainly interest expense	17,885	2,268	631	—	20,784
Income tax expense	33,439	1,910	(134)	—	35,215
Segment net income(loss)	$51,808	$3,162	$(585)	$—	$54,385

13. Related Party Transactions

Xcel Energy Services Inc. provides management, administrative and other services for the subsidiaries of Xcel Energy, including NSP-Wisconsin. The services are provided and billed to each subsidiary in accordance with Service Agreements executed by each subsidiary. Costs are charged directly to the subsidiary which uses the service whenever possible, and are allocated if they cannot be directly assigned.

Utility Engineering Corp. (UE), a former Xcel Energy subsidiary, provided construction services to NSP-Wisconsin, for which it was paid $0.2 million in 2005 and $0.5 million in 2004.  UE was sold in April 2005.

The electric production and transmission costs of the entire NSP system are shared by NSP-Minnesota and NSP-Wisconsin. The Interchange Agreement provides for the sharing of all costs of generation and transmission facilities of the system, including capital costs.   In 2004, an adjustment was made for $9.8 million, which lowered 2003 costs of NSP-Minnesota shared with NSP-Wisconsin, pursuant to the Interchange Agreement.

The table below contains significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Thousands of Dollars)	2006	2005	2004
Operating revenues:
Electric utility	$99,403	$98,604	$96,016
Operating expenses:
Purchased power	298,208	284,329	202,534
Transmission expense	24,525	20,873	17,631
Natural gas purchased for resale	350	386	303
Other operations — paid to Xcel Energy Services Inc.	48,895	50,905	51,370
Interest expense	1,187	1,327	344

Accounts receivable and payable with affiliates at Dec. 31 was:

	2006		2005
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$—	$9,905	$—	$11,756
PSCo	—	1,285	2,281	—
SPS	—	21	337	—
Other subsidiaries of Xcel Energy Inc.	3,859	4,956	7,513	4,552
	$3,859	$16,167	$10,131	$16,308

NSP-Wisconsin obtains short-term borrowings from NSP-Minnesota at NSP-Minnesota’s average daily interest rate, including the cost of NSP-Minnesota’s compensating balance requirements. At Dec. 31, 2006 and 2005, NSP-Wisconsin had notes payable outstanding to NSP-Minnesota in the amount of $30.3 million and $64.0 million, respectively.

Clearwater Investments Inc., an NSP-Wisconsin subsidiary, also had notes payable outstanding as of Dec. 31, 2006 and 2005 to Xcel Energy, in the amount of $0.8 million and $0.8 million, respectively.

14. Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Revenue	$215,157	$151,854	$179,254	$188,808
Operating income	28,016	20,041	29,226	11,845
Net income	14,123	9,315	16,650	3,586

	Quarter Ended
(Thousands of Dollars)	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Revenue	$188,152	$147,346	$150,321	$195,938
Operating income	27,012	4,536	12,304	20,347
Net income (loss)	13,055	(252)	4,144	9,626

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During 2005 and 2006, and through the date of this report, there were no disagreements with the independent public accountants for NSP-Wisconsin on accounting principles or practices, financial statement disclosures or audit scope or procedures.

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

Item 10 — Directors,  Executive Officers, and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships, Related Transactions, and Director Independence

Item 14 — Principal Accounting Fees and Services

Information concerning fees paid to the principal accountant for each of the last two years is contained in the Xcel Energy Proxy Statement for its 2007 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm — For the years ended Dec. 31, 2006, 2005 and 2004.
Consolidated Statements of Income — For the three years ended Dec. 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2006, 2005 and 2004.
Consolidated Balance Sheets — As of Dec. 31, 2006 and 2005.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2006, 2005 and 2004.

3.	Exhibits

  *    Indicates incorporation by reference

  +    Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*	Amended and restated articles of incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
3.02*	By-Laws of NSP-Wisconsin as amended Dec. 6, 2001 (Exhibit 3.02 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
4.01*	Supplemental and Restated Trust Indenture dated March 1, 1991. (Exhibit 4.01K to Registration Statement 33-39831).
4.02*	Supplemental Trust Indenture dated April 1, 1991. (Exhibit 4.01 to Form 10-Q (file no. 001-03140) for the quarter ended March 31, 1991).

4.03*	Supplemental Trust Indenture dated March 1, 1993. (Exhibit to Form 8-K (file no. 001-03140) dated March 3, 1993).
4.04*	Supplemental Trust Indenture dated Oct. 1, 1993. (Exhibit 4.01 to Form 8-K (file no. 001-03140) dated Sept. 21, 1993).
4.05*	Supplemental Trust Indenture dated Dec. 1, 1996. (Exhibit 4.01 to Form 8-K (file no. 001-03140) dated Dec. 12, 1996).
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

SCHEDULE II

NSP-WISCONSIN
VALUATION AND QUALIFYING ACCOUNTS
Years Ended Dec. 31, 2006, 2005 and 2004

(Thousands of Dollars)

		Additions
	Balance at beginning of period	Charged to costs & expenses	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
Reserve deducted from related assets:
Provision for uncollectible accounts:
2006	$1,461	$5,984	$1,374	$6,639	$2,180
2005	$1,258	$1,740	$1,038	$2,575	$1,461
2004	$1,212	$1,937	$1,294	$3,185	$1,258

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

February 26, 2007

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

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President, Chief Financial Officer and Director
(Principal Financial Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

NSP-Wisconsin has not sent, and does not expect to send, an annual report or proxy statement to its security holder.