Form 10-Q
period 2007-03-31
NORTHERN STATES POWER CO /WI/
filed 2007-04-30
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $100 par value	933,000 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial  Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended March 31,
	2007	2006
Operating revenues
Electric utility	$149,231	$141,649
Natural gas utility	62,882	73,333
Other	182	175
Total operating revenues	212,295	215,157

Operating expenses
Electric fuel and purchased power	88,663	74,017
Cost of natural gas sold and transported	49,626	61,237
Other operating and maintenance expenses	35,613	34,334
Depreciation and amortization	13,231	12,786
Taxes (other than income taxes)	5,340	4,767
Total operating expenses	192,473	187,141

Operating income	19,822	28,016

Interest and other income, net (see Note 7)	273	121
Allowance for funds used during construction – equity	157	125

Interest charges and financing costs
Interest charges –including financing costs of $308 and $309, respectively	5,732	5,956
Allowance for funds used during construction – debt	(256)	(251)
Total interest charges and financing costs	5,476	5,705

Income before income taxes	14,776	22,557
Income taxes	5,647	8,434
Net income	$9,129	$14,123

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended March 31
	2007	2006

Operating activities
Net income	$9,129	$14,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,820	13,291
Deferred income taxes	3,008	(1,281)
Amortization of investment tax credits	(173)	(190)
Allowance for equity funds used during construction	(157)	(41)
Net realized and unrealized hedging and derivative transactions	1,540	3,829
Changes in operating assets and liabilities:
Accounts receivable	2,204	6,687
Accrued unbilled revenues	12,837	12,596
Inventories	8,193	12,077
Other current assets	4,868	5,933
Accounts payable	6,517	(19,144)
Net regulatory assets and liabilities	(13,076)	(9,422)
Other current liabilities	9,034	13,807
Change in other noncurrent assets	(733)	(374)
Change in other noncurrent liabilities	287	5,287
Net cash provided by operating activities	57,298	57,178

Investing activities
Utility capital/construction expenditures	(17,871)	(17,211)
Allowance for equity funds used during construction	157	41
Other investments	(183)	(152)
Net cash used in investing activities	(17,897)	(17,322)

Financing activities
Payments on short-term borrowings, net	(29,250)	(33,500)
Proceeds from issuance of long-term debt	—	247
Repayment of long-term debt	(6)	—
Capital contributions from parent	—	4,000
Dividends paid to parent	(10,536)	(10,597)
Net cash used in financing activities	(39,792)	(39,850)

Net increase (decrease) in cash and cash equivalents	(391)	6
Cash and cash equivalents at beginning of period	1,162	681
Cash and cash equivalents at end of period	$771	$687
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$123	$386
Cash paid for income taxes (net of refunds received)	196	2,844
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment additions in accounts payable	$777	$763

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	March 31, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$771	$1,162
Accounts receivable, net of allowance for bad debts of $2,356 and $2,180, respectively	63,413	62,076
Accounts receivable from affiliates	318	3,859
Accrued unbilled revenues	19,264	32,101
Material and supplies inventories	4,781	4,749
Fuel inventories	12,008	7,500
Natural gas inventories	1,304	14,035
Prepaid taxes	11,630	15,630
Current deferred income taxes	7,609	6,268
Derivative instruments valuation	99	129
Prepayments and other	1,804	2,672
Total current assets	123,001	150,181
Property, plant and equipment, at cost:
Electric utility plant	1,307,968	1,301,597
Natural gas utility plant	162,091	160,676
Common utility and other property	105,075	103,730
Construction work in progress	34,845	19,600
Total property, plant and equipment	1,609,979	1,585,603
Less accumulated depreciation	(657,604)	(637,673)
Net property, plant and equipment	952,375	947,930
Other assets:
Regulatory assets	97,145	96,441
Prepaid pension asset	44,825	44,111
Other investments	6,297	6,114
Other	6,726	6,510
Total other assets	154,993	153,176
Total assets	$1,230,369	$1,251,287

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34	$34
Notes payable to affiliates	1,800	31,050
Accounts payable	30,420	34,050
Accounts payable to affiliates	24,777	16,167
Dividends payable to parent	10,043	10,536
Accrued payroll and benefits	4,268	5,609
Accrued interest	9,091	4,101
Other	15,538	10,523
Total current liabilities	95,971	112,070
Deferred credits and other liabilities:
Deferred income taxes	166,875	163,476
Deferred investment tax credits	11,517	11,690
Regulatory liabilities	103,052	111,797
Pension and employee benefit obligations	30,136	30,157
Customer advances	18,073	17,997
Asset retirement obligations	3,007	2,989
Other	25,728	23,813
Total deferred credits and other liabilities	358,388	361,919
Minority interest in subsidiaries	385	387
Commitments and contingencies (see Note 5)
Capitalization:
Long-term debt	315,640	315,630
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	110,199	110,199
Retained earnings	257,366	258,681
Accumulated other comprehensive loss	(880)	(899)
Total common stockholders’ equity	459,985	461,281
Total liabilities and equity	$1,230,369	$1,251,287

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Wisconsin and its subsidiaries as of  March 31, 2007, and Dec. 31, 2006; the results of operations for the three months ended March 31, 2007 and 2006; and cash flows for the three months ended March 31, 2007 and 2006. Due to the seasonality of electric and natural gas sales of NSP-Wisconsin, quarterly results are not necessarily an appropriate base from which to project annual results.

1. Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Income Taxes — Consistent with prior periods and upon adoption of Financial Accounting Standard Board (FASB) Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, NSP-Wisconsin records interest and penalties related to income taxes as interest charges in the Consolidated Statements of Income.

Reclassifications — Certain amounts in the Consolidated Statements of Cash Flows have been reclassified from prior-period presentation to conform to the 2007 presentation. The reclassifications reflect the presentation of unbilled revenues, recoverable purchased natural gas and electric energy costs and regulatory assets and liabilities as separate items rather than components of other assets and other liabilities within net cash provided by operating activities. In addition, activity related to derivative transactions have been combined into net realized and unrealized hedging and derivative transactions. These reclassifications did not affect total net cash provided by (used in) operating, investing or financing activities within the Consolidated Statements of Cash Flows.

2. Recently Issued Accounting Pronouncements

Fair Value Measurements (SFAS 157) — In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. NSP-Wisconsin is evaluating the impact of SFAS 157 on its financial condition and results of operations and does not expect the impact of adoption to be material.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159) —  In February 2007, the FASB issued SFAS 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after Nov. 15, 2007. NSP-Wisconsin is evaluating the impact of SFAS 159 on its financial condition and results of operations and does not expect the impact of adoption to be material.

3. Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — In July 2006, the FASB issued Interpretation No. (FIN) 48. FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, NSP-Wisconsin adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which is reported as an adjustment to the beginning balance of retained earnings, was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated income tax returns. Xcel Energy has been audited by the Internal Revenue Service (IRS) through tax year 2003, with a limited exception for 2003 research tax credits. The IRS commenced an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003) in the third quarter of 2006, and that examination is anticipated to be complete by March 31, 2008.  As of March 31, 2007, the IRS had not

proposed any material adjustments. As of March 31, 2007, Xcel Energy’s 2000 through 2002 federal income tax returns remain open under applicable statutes of limitations.

NSP-Wisconsin is currently under examination by the state of Wisconsin for years 2002 through 2005. No material adjustments have been proposed as of March 31, 2007. As of March 31, 2007, NSP-Wisconsin’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2002.

The amount of unrecognized tax benefits was $1.6 million and $1.8 million on Jan. 1, 2007 and March 31, 2007, respectively.

Included in the unrecognized tax benefit balance was $0.4 million and $0.5 million of tax positions on Jan. 1, 2007 and March 31, 2007, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance included $1.2 million and $1.3 million of tax positions on Jan. 1, 2007 and March 31, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The change in the unrecognized tax benefit balance from Jan. 1, 2007 to March 31, 2007, was due to the addition of similar uncertain tax positions relating to first quarter activity.

NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state tax audits progress. However, at this time due to the nature of the audit process, it is not reasonably possible to estimate a range of the possible change.

The interest expense liability related to unrecognized tax benefits on Jan. 1, 2007, was not material. The change in the interest expense liability from Jan. 1, 2007, to March 31, 2007, was not material. No amounts were accrued for penalties.

4.  Rate Matters

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Midwest Independent Transmission System Operator, Inc. (MISO) Long-Term Transmission Pricing — In October 2005, MISO filed a proposed change to its Transmission and Energy Markets Tariff (TEMT) to regionalize future cost recovery of certain high voltage (345 kilovolts (KV)) transmission projects to be constructed for reliability improvements. The proposal, called the Regional Expansion Criteria Benefits phase I (RECB I) proposal, would recover 20 percent of eligible transmission costs from all transmission service customers in the MISO 15 state region, with 80 percent recovered on a sub-regional basis. The proposal would exclude certain projects that had been planned prior to the October 2005 filing, and would require new generators to fund 50 percent of the cost of network upgrades associated with their interconnection. In February 2006, the FERC generally approved the RECB I proposal, but set the 20 percent limitation on regionalization for additional proceedings. Various parties filed requests for rehearing. On Nov. 29, 2006, the FERC issued an order on rehearing upholding the February 2006 order and approving the 20 percent limitation. On Dec. 13, 2006, the Public Service Commission of Wisconsin (PSCW) filed an appeal of the RECB I order.

In addition, in October 2006, MISO filed additional changes to its TEMT to regionalize future recovery of certain transmission projects (230 KV and above) constructed to provide access to lower cost generation supplies. The filing, known as Regional Expansion Criteria Benefits phase II (RECB II), would provide regional recovery of 20 percent of the project costs and sub-regional recovery of 80 percent, based on a benefits analysis. MISO proposed that the RECB II tariff be effective April 1, 2007. Initial comments were filed at the FERC on Dec. 22, 2006. The date the FERC will take initial action is not known.

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

On March 15, 2007, the FERC issued orders separately upholding the Nov. 29, 2006 order accepting the RECB I pricing proposal, and approving most aspects of the RECB II proposal. However, the FERC ordered MISO to re-examine the cost allocation for existing facilities, new reliability improvements and economic projects in the Aug. 2007 compliance filing.

Proposals to regionalize transmission costs could shift the costs of NSP-Wisconsin transmission investments to other MISO transmission service customers, but would also shift the costs of transmission investments of other participants in MISO to NSP-Wisconsin.

Wholesale Rate Case Application — On July 31, 2006, NSP-Wisconsin filed a rate case at the FERC requesting a base rate increase of approximately $4 million, or 15 percent, for its ten wholesale municipal electric sales customers. NSP-Wisconsin’s wholesale customers are currently served under a bundled full requirements tariff, with rates based on embedded costs, and a monthly fuel cost adjustment clause (FCAC). NSP-Wisconsin proposes to unbundle transmission service and revise the FCAC to reflect current FERC regulatory policies, the advent of MISO operations and the MISO Day 2 energy market. In August 2006, all ten customers filed a joint protest of the rate case, requesting the increase be suspended until March 1, 2007, and the request be set for litigated hearings. On Sept. 28, 2006, the FERC issued an order accepting the filing, suspending the effective date of the rates to March 1, 2007, and setting the filing for hearing and settlement judge procedures. In February 2007, NSP-Wisconsin reached a settlement with customers that provides for full cost recovery of MISO Day 2 and renewable energy costs through the FCAC and a $2.4 million base rate increase. On April 13, 2007, a motion was approved to implement the settlement rate increase on an interim basis, effective March 1, 2007. Approval of the settlement is pending final FERC action.

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

MISO Cost Recovery — On June 29, 2006, the PSCW opened a proceeding to address the proper amount of MISO Day 2 deferrals that the state’s utilities should be allowed to recover and the proper method of rate recovery.

On Sept. 1, 2006, NSP-Wisconsin detailed its calculation methodology and reported that, as of June 30, 2006, it had deferred approximately $6.2 million. PSCW staff and intervenors filed testimony in December 2006, arguing that the various methodologies used by the utilities to calculate the deferrals were inconsistent, and to varying degrees incorrect. Further, the testimony argued that some or all of the deferred costs are being recovered in current rates and were, therefore, inappropriately deferred and the utilities should be required to write off balances that were inappropriately deferred.

On Feb. 13, 2007 a hearing was held. Initial briefs and reply briefs were filed on March 13, 2007, and April 3, 2007, respectively, and a decision is pending before the PSCW. The potential impact on NSP-Wisconsin is unknown at this time but could be material. NSP-Wisconsin currently anticipates that the ultimate decision on the amount of costs to be recovered in rates could be delayed until its next general rate case to be filed on June 1, 2007.

As of March 31, 2007, NSP-Wisconsin has deferred approximately $11.7 million of MISO Day 2 costs.

2006 Fuel Cost Recovery — Fuel costs for the Wisconsin retail jurisdiction in 2006 were $14.4 million, or 9.7 percent lower than the fuel-related component of base electric rates authorized in the 2006 general rate case. Under the provisions of the Wisconsin Fuel Rules and a May 4, 2006 order from the PSCW, NSP-Wisconsin was required to refund, with interest, that portion of the over-recovery that occurred subsequent to the May 4 order. Accordingly, NSP-Wisconsin established a $10.1 million fuel refund provision during 2006. On Jan. 30, 2007, NSP-Wisconsin filed its 2006 year-end fuel cost recovery report and a proposed refund plan with the PSCW. On Feb. 8, 2007, the PSCW approved the refund and NSP-Wisconsin credited customer bills over a two month period beginning Feb. 15, 2007.

Fuel Cost Recovery Rulemaking — On June 22, 2006, the PSCW opened a rulemaking docket to address potential revisions to the electric fuel cost recovery rules. Wisconsin statutes prohibit the use of automatic adjustment clauses by large investor-owned electric public utilities. Instead, the statutes authorize the PSCW to approve, after a hearing, a rate increase for these utilities to allow for the recovery of costs caused by an emergency or extraordinary increase in the cost of fuel. In opening this rulemaking, the PSCW recognized the increased volatility of fuel and energy costs, citing events such as the implementation of the MISO Day 2 Market, increased demand on some fuels, increased transportation costs of some fuels, and the effects of hurricanes on the availability of some fuels. On Sept. 7, 2006, Wisconsin’s large investor-owned utilities, including NSP-Wisconsin, jointly filed proposed revisions to the rules. The utilities’ proposal incorporates a plan year forecast and an after-the-fact reconciliation to eliminate regulatory lag, and ensure recovery of prudently incurred costs. On Nov. 3, 2006, a coalition of customer and intervenor groups submitted a counter proposal that included only minor revisions to the existing rules. On Feb. 1, 2007, the utilities filed a revised proposal to reflect input from the PSCW staff. Attorneys for the customer intervenors and the utilities filed legal analyses of the utilities’ proposed rule changes on March 7, 2007 and March 15, 2007, respectively. A decision on this matter is pending. At this time it is not certain what, if any, changes to the existing rules will be recommended by the PSCW.

5. Commitments and Contingent Liabilities

The circumstances set forth in Note 9 and 10 to the financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and Notes 4 and 5 to the financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

Site Remediation — NSP-Wisconsin must pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin and some other parties have caused environmental contamination. Environmental contingencies could arise from various situations including the following categories of sites:

•   sites of former manufactured gas plants (MGPs) operated by NSP-Wisconsin or its predecessors; and

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

Estimates are revised as facts become known. At March 31, 2007, the liability for the cost of remediating these sites was estimated to be $26.6 million, of which $3.1 million was considered to be a current liability. Some of the cost of remediation may be recovered from:

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

On Sept. 5, 2002, the Ashland site was placed on the National Priorities List (NPL). A determination of the scope and cost of the remediation of the Ashland site is not currently expected until late 2007 or 2008 following the submission of the remedial investigation report and feasibility study in 2007. NSP-Wisconsin continues to work with the Wisconsin Department of Natural Resources (WDNR) to access state and federal funds to apply to the ultimate remediation cost of the entire site. In November 2005, the Environmental Protection Agency (EPA) Superfund Innovative Technology Evaluation Program (SITE) accepted the Ashland site into its program. As part of the SITE program, NSP-Wisconsin proposed  and the EPA accepted a site demonstration of an in situ, chemical oxidation technique to treat upland ground water and contaminated soil. The field work for the demonstration study was completed in February 2007, and the EPA is scheduled to complete its assessment this summer. In 2006, NSP-Wisconsin spent $2.0 million in the development of the work plan, the interim response action and other matters related to the site.

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

On Oct. 19, 2004, the WDNR filed a lawsuit in Wisconsin state court for reimbursement of past oversight costs incurred at the Ashland site between 1994 and March 2003 in the approximate amount of $1.4 million. The lawsuit has been stayed . NSP- Wisconsin has recorded an estimate of its potential liability. All costs paid to the WDNR are expected to be recoverable in rates.

In addition to potential liability for remediation and WDNR oversight costs, NSP-Wisconsin may also have liability for natural resource damages (NRD) at the Ashland site. NSP-Wisconsin has indicated to the relevant natural resource trustees its interest in engaging in discussions concerning the assessment of natural resources injuries and in proposing various restoration projects in an effort to fully and finally resolve all NRD claims. NSP-Wisconsin is not able to estimate its potential exposure for NRD at the site, but has recorded an estimate of its potential liability based upon the minimum of its estimated range of potential exposure.

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

Chippewa Falls Manufactured Gas Plant Site — Following WDNR approval of the cleanup plan, the remediation of the site was initiated in November 2006. The removal, disposal and treatment of contaminated materials from the Chippewa Falls MGP site was completed in February 2007. Site restoration is expected to be completed by August of 2007. The total project costs are estimated to be approximately $4.0 million, significantly less than the previously recorded liability of $5.0 million. Costs accrued for the site were deferred as a regulatory asset based on the expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for MGP-related environmental remediation from its customers.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of NSP-Wisconsin facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. NSP-Wisconsin  removal costs for asbestos are expected to be immaterial, therefore no asset retirement obligation was recorded. See additional discussion of asset retirement obligations in Note 10 of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec.31, 2006.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

Clean Air Interstate Rule — In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR) to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions. The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Wisconsin. CAIR addresses the transportation of fine particulates, ozone and emission precursors to nonattainment downwind states. CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2, with a final compliance deadline in 2015 for both emissions. Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOx that will result in significant emission reductions. It will be based on stringent emission controls and forms the basis for a cap-and-trade program. State emission budgets or caps decline over time. States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

NSP-Wisconsin has generating facilities that will be impacted. Preliminary estimates of capital expenditures associated with compliance with CAIR for the integrated electric production and transmission system of NSP-Wisconsin and NSP-Minnesota, jointly referred to as the NSP System, range from $30 million to $40 million, which would be a cost sharable through the Interchange Agreement with NSP-Minnesota.

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

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures  to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit challenging the phase II rulemaking. On Jan. 25, 2007, the court issued its decision and remanded virtually every aspect of the rule to the EPA for reconsideration. The EPA announced on March 20, 2007, it will suspend the deadlines and refer any implementation to each state’s best professional judgment until the EPA is able to fully respond to the court-ordered remands. As a result, the rule’s compliance requirements and associated deadlines are currently unknown. It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved.

Industrial Boiler Maximum Achievable Control Technology Standards — On Sept. 13, 2004, the EPA published final maximum achievable control technology (MACT) standards for hazardous air pollutants from industrial boilers. Except for the later adoption of the CAMR by the EPA, two boilers at the Bay Front plant would have to comply with this rule by September 2007 at a capital cost estimated to be approximately $10 million. NSP- Wisconsin has determined that CAMR supercedes the effect of the Industrial Boiler MACT Rule on Bay Front.

Legal Contingencies

In the normal course of business, NSP-Wisconsin is party to routine claims and litigation arising from prior and current operations. NSP-Wisconsin is actively defending these matters and has recorded a liability related to the probable cost of settlement or other disposition, when it can be reasonably estimated.

Arandell vs. e prime, Xcel Energy, NSP-Wisconsin et al. —  In February 2007, a complaint was filed alleging that NSP-Wisconsin, Xcel Energy and e prime, among others, engaged in fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. The plaintiffs seek a declaration that contracts for natural gas entered into between Jan. 1, 2000 and Oct. 31, 2002 are void, that they are entitled to repayment for amounts paid for natural gas during that time period, and that treble damages are appropriate. The case was filed in the Wisconsin State Court (Dane County), and then removed to U.S. District Court for the Western District of Wisconsin. The plaintiffs have filed a motion to remand the matter to state court. NSP-Wisconsin, together with the other defendants, intend to oppose the motion for remand and seek dismissal of all claims.

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

Stray Voltage — On Nov. 13, 2001, Ralph and Karline Schmidt filed a complaint in Clark County, Wisconsin against NSP-Wisconsin. Plaintiffs allege that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.0 million and pre-verdict interest of $1.2 million. In addition, plaintiffs allege an unspecified amount of damages related to nuisance. The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed doctrine was reversed by the Wisconsin Court of Appeals, District IV, on Sept. 28, 2006. NSP-Wisconsin filed its petition for review with the Wisconsin Supreme Court on Oct. 30, 2006. NSP-Wisconsin’s petition for review was granted by the Wisconsin Supreme Court on Feb. 12, 2007.

On Nov. 13, 2001, August C. Heeg Jr. and Joanne Heeg filed a complaint in Clark County, Wisconsin against NSP-Wisconsin. Plaintiffs allege that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.9 million and pre-verdict interest of $6.1 million. In addition, plaintiffs allege an unspecified amount of damages related to nuisance. The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed doctrine was reversed by the Wisconsin Court of Appeals, District IV, on Sept. 28, 2006. NSP-Wisconsin has filed a petition for review with the Wisconsin Supreme Court.

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

MGP Insurance Coverage Litigation — In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire, and LaCrosse, Wis. In lieu of participating in discussions, on Oct. 28, 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court. On Nov. 12, 2003, NSP-Wisconsin commenced suit in Wisconsin state circuit court against St. Paul Fire & Marine Insurance Co. and its other insurers. Subsequently, the Minnesota court enjoined NSP-Wisconsin from pursuing the Wisconsin litigation. Although the Wisconsin action has not been dismissed, the January 2007 trial date was adjourned and has not been rescheduled.

NSP-Wisconsin has entered into confidential settlements with St. Paul Mercury Insurance Company, St. Paul Fire and Marine Insurance Company and the Phoenix Insurance Company (St. Paul Companies), Associated Electric & Gas Insurance Services Limited, Fireman’s Fund Insurance Company, INSCO, Ltd. (on its own behalf and on behalf of the insurance companies subscribing per Britamco, Ltd.), Allstate Insurance Company, Admiral Insurance Company; certain underwriters at Lloyd’s, London and certain London Market Insurance Companies (London Market Insurers), and Compagnie Europeene D’ Assurances Industrielles S.A. These insurers have been dismissed from the Minnesota and Wisconsin actions. These settlements are not expected to have a material effect on NSP Wisconsin’s financial results.

NSP-Wisconsin has reached settlements in principle with General Reinsurance Corporation and First State and Twin City Fire Insurance Companies. These settlements are not expected to have a material effect on NSP-Wisconsin’s financial results.

On Oct. 6, 2006, the trial court issued a memorandum and order on various summary judgment motions. The court ruled that Minnesota law on allocation applies and ordered dismissal, without prejudice, of 15 carriers whose coverage would not be triggered under such an allocation method. The court denied the insurers’ motions for summary judgment on the sudden and accidental and absolute pollution exclusions; late notice; legal expenses and costs; certain specific lost policies; and miscellaneous coverage issues under several individual policies. The court granted the motions of Fidelity and Casualty Insurance Company and Continental Insurance Company related to certain specific lost policies. On Oct. 13, 2006, the trial court denied NSP-Wisconsin’s request for leave to file a motion for reconsideration of the court’s allocation decision. The Nov. 6, 2006 trial date was also adjourned to allow for additional discovery and potential motions in light of the Minnesota Supreme Court’s recent allocation decision in Wooddale Builders, Inc. v. Maryland Casualty Company, 722 N. W.2d 283 (Minn. 2006). The insurers have moved for summary judgment based upon Wooddale Builders. At the court’s request, the parties have submitted additional briefs on the choice of law issue. A hearing on these issues has been scheduled for May 21, 2007. The trial has been set for a four-week period commencing on July 16, 2007. The PSCW has established a deferral process whereby clean-up costs associated with the remediation of former MGP sites are deferred and, if approved by the PSCW, recovered from ratepayers. Carrying charges associated with these clean-up costs are not subject to the deferral process and are not recoverable from ratepayers. Any insurance proceeds received by NSP-Wisconsin will operate as a credit in ratepayers, therefore, these lawsuits are not expected to have a material effect on Xcel Energy's financial results.

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

6. Derivative Valuation and Financial Impacts

NSP-Wisconsin uses a number of different derivative instruments in connection with its utility commodity price and interest rate activities, including forward contracts, futures, swaps and options.

All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS 133-“Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance. This classification is dependent on the applicability of any regulatory mechanism in place. This includes certain instruments used to mitigate market risk for NSP-Wisconsin. The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective. The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Consolidated Statements of Income.

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

At March 31, 2007, NSP-Wisconsin had no commodity-related contracts classified as cash flow hedges.

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

As of March 31, 2007, NSP-Wisconsin had net losses of approximately $0.1 million in Accumulated Other Comprehensive Income that it expects to recognize in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenues, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. NSP-Wisconsin is allowed to recover in natural gas rates the costs of certain financial instruments acquired to reduce commodity cost volatility. There was an immaterial amount of ineffectiveness in the first quarter of 2007.

The impact of qualifying cash flow hedges on NSP-Wisconsin’s Accumulated Other Comprehensive Income, included as a component of stockholder's equity, are detailed in the following table:

	Three months ended
(Millions of dollars)	March 31, 2007	March 31, 2006

Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(0.9)	$(1.0)
After-tax net unrealized gains related to derivatives accounted for as hedges	—	—
After-tax net realized gains on derivative transactions reclassified into earnings	—	—
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(0.9)	$(1.0)

Normal Purchases or Normal Sales Contracts

NSP-Wisconsin enters into contracts for the purchase and sale of various commodities for use in its business operations. SFAS 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted from SFAS 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. In addition, normal purchases and normal sales contracts must have a price based on an underlying that is clearly and closely related to the asset being purchased or sold.

An underlying is a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable, including the occurrence or nonoccurrence of a specified event, such as a scheduled payment under a contract.

NSP-Wisconsin evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify to meet the normal designation requirements under SFAS 133.

Normal purchases and normal sales contracts are accounted for as executory contracts.

7. Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three months ended March 31 consisted of the following:

	Three months ended March 31
(Thousands of dollars)	2007	2006
Interest income	$367	$161
Other nonoperating income	1	50
Minority interest	(4)	(4)
Employee-related insurance policy expense	(91)	(86)
Total interest and other income, net	$273	$121

8.  Segment Information

NSP-Wisconsin has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended March 31, 2007
Revenues from:
External customers	$149,231	$62,882	$182	$—	$212,295
Internal customers	29	510	—	(539)	—
Total revenues	149,260	63,392	182	(539)	212,295
Segment net income (loss)	$5,780	$3,369	$(20)	$—	$9,129

Three months ended March 31, 2006
Revenues from:
External customers	$141,649	$73,333	$175	$—	$215,157
Internal customers	30	1,580	—	(1,610)	—
Total revenues	141,679	74,913	175	(1,610)	215,157
Segment net income (loss)	$11,858	$2,597	$(332)	$—	$14,123

9. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended March 31,
(Millions of dollars)	2007	2006
Net income	$9.1	$14.1
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 6)	—	—
Comprehensive income	$9.1	$14.1

10. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost

	Three months ended March 31,
	2007	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$16,485	$16,434	$1,701	$1,837
Interest cost	39,598	39,509	13,603	13,183
Expected return on plan assets	(65,891)	(66,481)	(7,618)	(6,268)
Amortization of transition obligation	—	—	3,611	3,645
Amortization of prior service cost (credit)	6,487	7,427	(545)	(545)
Amortization of net loss	3,867	4,511	4,994	6,523
Net periodic benefit cost	546	1,400	15,746	18,375
Credits not recognized due to the effects of regulation	2,680	2,425	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$3,226	$3,825	$16,719	$19,348

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(236)	$(179)	$602	$680

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

•    Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled eneration outages, maintenance or repairs; unanticipated changes to fossil fuel, nuclear fuel or natural gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; nuclear or environmental incidents; or electric transmission or gas pipeline constraints;

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

•    Risks associated with implementation of new technologies; and

•    Other business or investment considerations that may be disclosed from time to time in NSP-Wisconsin’s SEC filings, including “Risk Factors” in Item A of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, or in other publicly disseminated written documents.

Market Risks

NSP-Wisconsin is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its annual report on Form 10-K for the year ended Dec. 31, 2006. Commodity price and interest rate risks for NSP-Wisconsin are mitigated in most jurisdictions due to cost-based rate regulation. At March 31, 2007, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2006.

RESULTS OF OPERATIONS

NSP-Wisconsin’s net income was $9.1 million for the first three months of 2007, compared with $14.1 million for the first three months of 2006.

Electric Utility Margins

The following table details the change in electric revenues and margin. Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power. The fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, dramatic changes in costs or periods of extreme temperatures can impact earnings.

	Three months ended March 31,
(Millions of dollars)	2007	2006

Total electric utility revenues	$149	$142
Electric fuel and purchased power	(89)	(74)
Total electric utility margin	$60	$68
Margin as a percentage of revenues	40.3%	47.9%

The following summarizes the components of the changes in base electric revenues and base electric margin for the three months ended March 31:

Base Electric Revenues

(Millions of dollars)	2007 vs. 2006

Interchange agreement billing with NSP-Minnesota	$10
Estimated impact of weather	2
Fuel and purchased power cost recovery	(7)
Other	2
Total increase in base electric revenues	$7

Base Electric Margin

(Millions of dollars)	2007 vs. 2006

Fuel and purchased power cost recovery	$(10)
Interchange agreement billing with NSP-Minnesota	(2)
Estimated impact of weather	2
Other	2
Total decrease in base electric margin	$(8)

Natural Gas Utility Margins

The following table details the change in natural gas revenues and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Three months ended March 31,
(Millions of dollars)	2007	2006

Natural gas revenues	$63	$73
Cost of natural gas purchased and transported	(50)	(61)
Natural gas margin	$13	$12

The following summarizes the components of the changes in natural gas revenues and margin for the three months ended March 31:

Natural Gas Revenues

(Millions of dollars)	2007 vs. 2006

Purchased gas adjustment clause recovery	$(18)
Sales growth (excluding weather impact)	(1)
Estimated impact of weather	7
Other	2
Total decrease natural gas revenues	$(10)

Natural Gas Margin

(Millions of dollars)	2007 vs. 2006

Estimated impact of weather	$1
Total increase in natural gas margin	$1

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses — The following summarizes the components of the changes in other operating and maintenance expense for the three months ended March 31:

(Millions of dollars)	2007 vs. 2006

Higher transmission interchange expense	$2
Higher employee benefit costs	1
Higher plant maintenance costs	1
Lower uncollectible receivable costs	(2)
Lower information technology costs	(1)
Total increase in operating and maintenance expenses	$1

Depreciation and Amortization – Depreciation and amortization expense increased by approximately $0.4 million, or 3.5 percent, for the first three months of 2007 compared with the first three months of 2006. The increase was primarily due to capital additions.

Income Tax -Income tax expense decreased by approximately $2.8 million for the first three months of 2007 compared with the first three months of 2006. The decrease was primarily due to a decrease in pretax income. The effective tax rate was 38.2 percent for the first three months of 2007, compared with 37.4 percent for the same period in 2006.

Regulation

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electric energy sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Wisconsin. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. In addition to the matters discussed below, see Note 4 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Rules Implementing Energy Policy Act of 2005 (Energy Act) —  The Energy Act repealed the Public Utility Holding Company Act of 1935 effective Feb. 8, 2006. In addition, the Energy Act required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act. Since August 2005, the FERC has completed or initiated the proceedings to modify its regulations on a number of subjects. In addition to the previous disclosure in Item 1 of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2006, the FERC issued final rules making certain reliability standards mandatory and subject to potential financial penalties up to $1 million per day per violation for non-compliance effective June 1, 2007.

While NSP-Wisconsin cannot predict the ultimate impact the new regulations will have on its operations or financial results, NSP-Wisconsin is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Electric Transmission Rate Regulation — The FERC also regulates the rates charged and terms and conditions for electric transmission services. FERC policy encourages utilities to turn over the functional control over their electric transmission assets and the related responsibility for the sale of electric transmission services to a Regional Transmission Organization (RTO). NSP-Wisconsin is a member of the MISO. Each RTO separately files regional transmission tariff rates for approval by the FERC. All members within that RTO are then subjected to those rates.

On Feb. 15, 2007, the FERC issued final rules adopting revisions to its 1996 open access transmission rules. The final rules are effective May 14, 2007. NSP-Wisconsin will be required to complete several compliance actions.

In addition, in January 2007, the FERC issued interim and proposed rules to modify its 2004 standards of conduct rules for electric and natural gas transmission providers, in response to a 2006 court appeal partially vacating the rules. The proposed rules would modify the current FERC rules governing the functional separation of the NSP-Wisconsin electric transmission function from the wholesale sales and marketing function. The proposed rules are pending final FERC action.

While NSP-Wisconsin cannot predict the ultimate impact the new regulations will have on its operations or financial results, NSP-Wisconsin is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Centralized Regional Wholesale Markets — FERC rules require RTO’s to operate centralized regional wholesale energy markets. The FERC required the MISO to begin operation of a “Day 2” wholesale energy market on April 1, 2005. MISO uses security constrained regional economic dispatch and congestion management using locational marginal pricing (LMP) and Financial Transmission Rights (FTRs). The Day 2 market is intended to provide more efficient generation dispatch over the 15 state MISO region, including the NSP-Wisconsin system.

On Feb. 15, 2007, the MISO filed for FERC approval to establish a “Day 3” centralized regional wholesale ancillary services market (ASM) in 2008. The ASM would be co-optimized with the MISO Day 2 wholesale energy market, and is intended to provide further efficiencies in generation dispatch by allowing for regional regulation and contingency reserve services through a bid-based market mechanism. In addition, to implement the ASM, MISO would consolidate the operation of 22 existing North American Electric Reliability Council (NERC) approved balancing authorities (the entity responsible for maintaining reliable operations for a defined geographic region) into a single regional balancing authority. The ASM and balancing authority consolidation are expected to benefit NSP-Wisconsin’s integrated operation by reducing the total cost of intermittent generation resources such as wind energy. The ASM and balancing authority consolidation proposals are pending FERC action.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against NSP-Wisconsin. After consultation with legal counsel, NSP-Wisconsin has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 4 and 5 of the Financial Statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Note 10 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 for a description of certain legal proceedings presently pending. Except as discussed herein, there are no new significant cases to report against NSP-Wisconsin and there have been no notable changes in the previously reported proceedings.

Stray Voltage - On Nov. 13, 2001, Ralph and Karline Schmidt filed a complaint in Clark County, Wisconsin against NSP-Wisconsin. Plaintiffs allege that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.0 million and pre-verdict interest of $1.2 million. In addition, plaintiffs allege an unspecified amount of damages related to nuisance. The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed doctrine was reversed by the Wisconsin Court of Appeals, District IV, on Sept. 28, 2006. NSP-Wisconsin filed its petition for review with the Wisconsin Supreme Court on Oct. 30, 2006. NSP-Wisconsin’s petition for review was granted by the Wisconsin Supreme Court on Feb. 12, 2007.

On Nov. 13, 2001, August C. Heeg Jr. and Joanne Heeg filed a complaint in Clark County, Wisconsin against NSP-Wisconsin. Plaintiffs allege that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.9 million and pre-verdict interest of $6.1 million. In addition, plaintiffs allege an unspecified amount of damages related to nuisance. The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed doctrine was reversed by the Wisconsin Court of Appeals, District IV, on Sept. 28, 2006. NSP-Wisconsin has filed a petition for review with the Wisconsin Supreme Court.

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

MGP Insurance Coverage Litigation — In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire, and LaCrosse, Wis. In lieu of participating in discussions, on Oct. 28, 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court. On Nov. 12, 2003, NSP-Wisconsin commenced suit in Wisconsin state circuit court against St. Paul Fire & Marine Insurance Co. and its other insurers. Subsequently, the Minnesota court enjoined NSP-Wisconsin from pursuing the Wisconsin litigation. Although the Wisconsin action has not been dismissed, the January 2007 trial date was adjourned and has not been rescheduled.

NSP-Wisconsin has entered into confidential settlements with St. Paul Mercury Insurance Company, St. Paul Fire and Marine Insurance Company and the Phoenix Insurance Company (St. Paul Companies), Associated Electric & Gas Insurance Services Limited, Fireman’s Fund Insurance Company, INSCO, Ltd. (on its own behalf and on behalf of the insurance companies subscribing per Britamco, Ltd.), Allstate Insurance Company, Admiral Insurance Company; certain underwriters at Lloyd’s, London and certain London Market Insurance Companies (London Market Insurers), and Compagnie Europeene D’ Assurances Industrielles S.A. These insurers have been dismissed from the Minnesota and Wisconsin actions. These settlements are not expected to have a material effect on NSP Wisconsin’s financial results.

NSP-Wisconsin has reached settlements in principle with General Reinsurance Corporation and First State and Twin City Fire Insurance Companies. These settlements are not expected to have a material effect on NSP Wisconsin’s financial results.

On Oct. 6, 2006, the trial court issued a memorandum and order on various summary judgment motions. The court ruled that Minnesota law on allocation applies and ordered dismissal, without prejudice, of 15 carriers whose coverage would not be triggered under such an allocation method. The court denied the insurers’ motions for summary judgment on the sudden and accidental and absolute pollution exclusions; late notice; legal expenses and costs; certain specific lost policies; and miscellaneous coverage issues under several individual policies. The court granted the motions of Fidelity and Casualty Insurance Company and Continental Insurance Company related to certain specific lost policies. On Oct. 13, 2006, the trial court denied NSP-Wisconsin’s request for leave to file a motion for reconsideration of the court’s allocation decision. The Nov. 6, 2006 trial date was also adjourned to allow for additional discovery and potential motions in light of the Minnesota Supreme Court’s recent allocation decision in Wooddale Builders, Inc. v. Maryland Casualty Company, 722 N. W.2d 283 (Minn. 2006). The insurers have moved for summary judgment based upon Wooddale Builders. At the court’s request, the parties have submitted additional briefs on the choice of law issue. A hearing on these issues has been scheduled for May 21, 2007. The trial has been set for a four-week period commencing on July 16, 2007.

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

Arandell vs. e prime, Xcel Energy, NSP-Wisconsin et al. —  In February 2007, a complaint was filed alleging that NSP-Wisconsin, Xcel Energy and e-prime, among others, engaged in fraud and antitrust-type activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. The plaintiffs seek a declaration that contracts for natural gas entered into between Jan. 1, 2000 and Oct. 31, 2002 are void, that they are entitled to repayment for amounts paid for natural gas during that time period, and that treble damages are appropriate. The case was filed in the Wisconsin State Court (Dane County), and then removed to U.S. District Court for the Western District of Wisconsin. The plaintiffs have filed a motion to remand the matter to state court. NSP-Wisconsin, together with the other defendants, will oppose the motion to remand, and will seek dismissal of all claims.

Item 1A. Risk Factors

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its 2006 Annual Report on Form 10-K, which is incorporated herein by reference. There have been no material changes to the risk factors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2007.

Northern States Power Co. (a Wisconsin corporation)
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer