Form 10-Q
period 2007-06-30
NORTHERN STATES POWER CO /WI/
filed 2007-07-30
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2007
Common Stock, $100 par value	933,000 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial  Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues
Electric utility	$153,141	$132,827	$302,372	$274,476
Natural gas utility	21,818	18,843	84,700	92,176
Other	217	184	399	359
Total operating revenues	175,176	151,854	387,471	367,011

Operating expenses
Electric fuel and purchased power	92,862	69,107	181,525	143,124
Cost of natural gas sold and transported	15,461	12,743	65,087	73,980
Other operating and maintenance expenses	35,375	32,471	70,988	66,805
Depreciation and amortization	13,446	12,916	26,677	25,702
Taxes (other than income taxes)	5,030	4,576	10,370	9,343
Total operating expenses	162,174	131,813	354,647	318,954

Operating income	13,002	20,041	32,824	48,057

Interest and other income, net (see Note 7)	393	226	666	347
Allowance for funds used during construction — equity	304	142	461	267

Interest charges and financing costs
Interest charges — includes other financing costs of $312, $305, $621 and $606, respectively	5,611	5,624	11,343	11,580
Allowance for funds used during construction — debt	(317)	(301)	(573)	(552)
Total interest charges and financing costs	5,294	5,323	10,770	11,028

Income before income taxes	8,405	15,086	23,181	37,643
Income taxes	3,106	5,771	8,753	14,205
Net income	$5,299	$9,315	$14,428	$23,438

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Six months Ended June 30
	2007	2006

Operating activities
Net income	$14,428	$23,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,829	26,702
Deferred income taxes	4,477	(4,332)
Amortization of investment tax credits	(346)	(381)
Allowance for equity funds used during construction	(461)	(267)
Net realized and unrealized hedging and derivative transactions	811	1,169
Changes in operating assets and liabilities:
Accounts receivable	10,148	21,676
Accrued unbilled revenues	12,263	20,486
Inventories	3,293	9,247
Other current assets	355	2,639
Accounts payable	(4,343)	(20,827)
Net regulatory assets and liabilities	(11,019)	(2,821)
Other current liabilities	3,065	2,966
Change in other noncurrent assets	(1,270)	(239)
Change in other noncurrent liabilities	497	10,321
Net cash provided by operating activities	59,727	89,777

Investing activities
Utility capital/construction expenditures	(36,537)	(31,788)
Allowance for equity funds used during construction	461	267
Other investments	(242)	(110)
Net cash used in investing activities	(36,318)	(31,631)

Financing activities
Short-term borrowings, net	(6,250)	(45,000)
Proceeds from issuance of long-term debt	—	239
Repayment of long-term debt	(13)	—
Capital contributions from parent	3,002	18,523
Dividends paid to parent	(20,579)	(31,883)
Net cash used in financing activities	(23,840)	(58,121)

Net increase (decrease) in cash and cash equivalents	(431)	25
Cash and cash equivalents at beginning of period	1,162	681
Cash and cash equivalents at end of period	$731	$706
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$10,108	$10,843
Cash paid for income taxes (net of refunds received)	7,206	17,422
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment additions in accounts payable	$1,011	$1,623

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	June 30, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$731	$1,162
Accounts receivable, net of allowance for bad debts of $2,403 and $2,180, respectively	52,668	62,076
Accounts receivable from affiliates	3,119	3,859
Accrued unbilled revenues	19,837	32,101
Material and supplies inventories	4,705	4,749
Fuel inventories	10,925	7,500
Natural gas inventories	7,361	14,035
Prepaid taxes	16,793	15,630
Current deferred income taxes	5,336	6,268
Derivative instruments valuation	415	129
Prepayments and other	1,515	2,672
Total current assets	123,405	150,181
Property, plant and equipment, at cost:
Electric utility plant	1,312,956	1,301,597
Natural gas utility plant	163,677	160,676
Common utility and other property	106,317	103,730
Construction work in progress	44,306	19,600
Total property, plant and equipment	1,627,256	1,585,603
Less accumulated depreciation	(669,113)	(637,673)
Net property, plant and equipment	958,143	947,930
Other assets:
Regulatory assets	95,126	96,441
Prepaid pension asset	45,525	44,111
Other investments	6,214	6,114
Other	6,892	6,510
Total other assets	153,757	153,176
Total assets	$1,235,305	$1,251,287

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34	$34
Notes payable to affiliates	24,800	31,050
Accounts payable	25,931	34,050
Accounts payable to affiliates	18,639	16,167
Dividends payable to parent	9,988	10,536
Accrued payroll and benefits	5,393	5,609
Accrued interest	4,130	4,101
Other	13,650	10,523
Total current liabilities	102,565	112,070
Deferred credits and other liabilities:
Deferred income taxes	166,331	163,476
Deferred investment tax credits	11,344	11,690
Regulatory liabilities	103,565	111,797
Pension and employee benefit obligations	30,193	30,157
Customer advances	17,935	17,997
Asset retirement obligations	3,025	2,989
Other	26,004	23,813
Total deferred credits and other liabilities	358,397	361,919
Minority interest in subsidiaries	375	387
Commitments and contingent liabilities (see Note 5)
Capitalization:
Long-term debt	315,650	315,630
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	113,202	110,199
Retained earnings	252,677	258,681
Accumulated other comprehensive loss	(861)	(899)
Total common stockholder’s equity	458,318	461,281
Total liabilities and equity	$1,235,305	$1,251,287

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2007, and Dec. 31, 2006; the results of operations for the three and six months ended June 30, 2007 and 2006; and cash flows for the six months ended June 30, 2007 and 2006. Due to the seasonality of electric and natural gas sales of NSP-Wisconsin, interim results are not necessarily an appropriate base from which to project annual results.

1. Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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

2. Recently Issued Accounting Pronouncements

Fair Value Measurements (Statement of Financial Accounting Standards (SFAS) 157) — In September 2006, the FASB issued SFAS 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. NSP-Wisconsin is evaluating the impact of SFAS 157 on its financial condition and results of operations and does not expect the impact of adoption to be material.

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

3. Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — In July 2006, the FASB issued Interpretation FIN 48. FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, NSP-Wisconsin adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which is reported as an adjustment to the beginning balance of retained earnings, was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated income tax returns. Xcel Energy has been audited by the Internal Revenue Service (IRS) through tax year 2003, with a limited exception for 2003 research tax credits. The IRS commenced an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003) in the third quarter of 2006, and that examination is anticipated to be complete by March 31, 2008. As of

June 30, 2007, the IRS had not proposed any material adjustments to tax years 2003 through 2005. The statute of limitations applicable to Xcel Energy’s 2000 through 2002 federal income tax returns expired as of June 30, 2007.

NSP-Wisconsin is currently under examination by the state of Wisconsin for years 2002 through 2005. No material adjustments have been proposed as of June 30, 2007. As of June 30, 2007, NSP-Wisconsin’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2002.

The amount of unrecognized tax benefits was $1.6 million and $2.1 million on Jan. 1, 2007 and June 30, 2007, respectively.

Included in the unrecognized tax benefit balance was $0.4 million and $0.6 million of tax positions on Jan. 1, 2007 and June 30, 2007, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance included $1.2 million and $1.5 million of tax positions on Jan. 1, 2007 and June 30, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The change in the unrecognized tax benefit balance from April 1, 2007 to June 30, 2007, was due to the addition of similar uncertain tax positions relating to second quarter activity and the resolution of certain federal audit matters.

NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state tax audits progress. However, at this time due to the nature of the audit process, it is not reasonably possible to estimate a range of the possible change.

The interest expense liability related to unrecognized tax benefits on Jan. 1, 2007, was not material. The change in the interest expense liability from Jan. 1, 2007, to June 30, 2007, was not material. No amounts were accrued for penalties.

4.     Rate Matters

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Midwest Independent Transmission System Operator, Inc. (MISO) Long-Term Transmission Pricing — In October 2005, MISO filed a proposed change to its Transmission and Energy Markets Tariff (TEMT) to regionalize future cost recovery of certain high voltage transmission projects to be constructed for reliability improvements. The proposal, called the Regional Expansion Criteria Benefits phase I (RECB I) proposal, would recover 20 percent of eligible transmission costs from all transmission service customers in the MISO 15 state region, with 80 percent recovered on a sub-regional basis for projects 345 kilovolt (KV) and above. Projects above 100 KV but less than 345 KV will be recovered 100 percent on a subregional basis. The proposal would exclude certain projects that had been planned prior to the October 2005 filing, and would require new generators to fund 50 percent of the cost of network upgrades associated with their interconnection. In February 2006, the FERC generally approved the RECB I proposal, but set the 20 percent limitation on regionalization for additional proceedings. Various parties filed requests for rehearing. On Nov. 29, 2006, the FERC issued an order on rehearing upholding the February 2006 order and approving the 20 percent limitation. On Dec. 13, 2006, the Public Service Commission of Wisconsin (PSCW) filed an appeal of the RECB I order.

In addition, in October 2006, MISO filed additional changes to its TEMT to regionalize future recovery of certain transmission projects (345 KV and above) constructed to provide access to lower cost generation supplies. The filing, known as Regional Expansion Criteria Benefits phase II (RECB II), would provide regional recovery of 20 percent of the project costs and sub-regional recovery of 80 percent, based on a benefits analysis. MISO proposed that the RECB II tariff be effective April 1, 2007.

On March 15, 2007, the FERC issued orders separately upholding the Nov. 29, 2006 order accepting the RECB I pricing proposal, and approving most aspects of the RECB II proposal. Various parties filed requests for rehearing of the RECB II order in April 2007. The requests are pending FERC action.

Transmission service rates in the MISO region presently use a rate design in which the transmission cost depends on the location of the load being served (referred to as “license plate” rates). Costs of existing transmission facilities are thus not regionalized. MISO is required to file a successor rate methodology in August 2007, to be effective Feb. 1, 2008. On April 19, 2007, FERC issued an order overruling a 2006 initial decision by a FERC administrative law judge (ALJ) recommending regionalization of the cost of existing transmission facilities in the PJM Interconnection, Inc. (PJM), another Regional Transmission Organization (RTO). FERC ordered PJM to continue to license plate rates for existing facilities. As a result, MISO will not propose to regionalize the recovery of the costs of existing transmission facilities in the Aug. 1, 2007, filing. The March 15, 2007 FERC orders regarding RECB I and II also required MISO to re-examine the cost allocation for new reliability improvements and economic projects in the August 2007 compliance filing.

Proposals to regionalize transmission costs could shift the costs of NSP-Wisconsin transmission investments to other MISO transmission service customers, but would also shift the costs of transmission investments of other participants in MISO to NSP-Wisconsin.

Wholesale Rate Case Application — On July 31, 2006, NSP-Wisconsin filed a rate case at the FERC requesting a base rate increase of approximately $4 million, or 15 percent, for its ten wholesale municipal electric sales customers. In February 2007, NSP-Wisconsin reached a settlement with customers that provides for full cost recovery of MISO Day 2 and renewable energy costs through the fuel cost adjustment clause and a $2.4 million base rate increase. On April 13, 2007, the settlement rate increase was approved on an interim basis, effective March 1, 2007. On June 7, 2007 the FERC issued a letter order approving the uncontested offer of settlement in the case.

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

Electric and Gas Rate Case – On June 1, 2007, NSP-Wisconsin filed with the PSCW a request to increase retail electric rates by $67.4 million and retail natural gas rates by $5.3 million, representing overall increases of 14.3 percent and 3.3 percent, respectively. The request assumes a common equity ratio of 53.86 percent, a return on equity of 11.00 percent and a combined electric and natural gas rate base of approximately $640 million. The PSCW is expected to act upon the request during the fourth quarter of 2007 and new rates are expected to be implemented in early 2008.

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

On June 15, 2007, the PSCW verbally approved NSP-Wisconsin’s deferral methodology with two exceptions. The PSCW ruled that NSP-Wisconsin had incorrectly calculated the deferral associated with incremental transmission line losses in 2005, and with MISO’s subsequent billing correction related to over collected losses. The PSCW also decided that the ultimate decision on the amount of deferred costs eligible for recovery would be addressed in each utility’s next rate case and extended the authorization to defer MISO Day 2 costs through Dec. 31, 2007.

As of June 30, 2007, NSP-Wisconsin has deferred approximately $11.0 million, which includes carrying costs, associated with the deferral of MISO Day 2 costs.

Although a written order has not yet been issued in the MISO Cost Recovery docket, NSP-Wisconsin estimates the PSCW decisions in that case could reduce the amount of this deferral by as much as $5 million. Accordingly, NSP-Wisconsin has recognized a reserve of approximately $5 million to reflect potential disallowance of a portion of its deferral.

In the electric rate case filed June 1, 2007, NSP-Wisconsin requested recovery over a two year period of the MISO Day 2 charges and credits that were deferred from April 1, 2005 through Dec. 31, 2006 under previous PSCW orders.

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

In opening this rulemaking, the PSCW recognized the increased volatility of fuel and energy costs. On Sept. 7, 2006, Wisconsin’s large investor-owned utilities, including NSP-Wisconsin, jointly filed proposed revisions to the rules. The utilities’ proposal incorporates a plan year forecast and an after-the-fact reconciliation to eliminate regulatory lag, and ensure recovery of prudently incurred costs. On Nov. 3, 2006, a coalition of customer and intervenor groups submitted a counter proposal that included only minor revisions to the existing rules.

On May 3, 2007, the PSCW directed its staff to proceed with drafting revisions to the fuel rules. The PSCW requested modifications to incorporate a stronger incentive/penalty mechanism, provide customers more rate stability, increase the level of PSCW oversight, and minimize the administrative burden of the process on all parties. Lastly, the PSCW directed the proposed rules be circulated to all parties for further review and comment. No timetable was set to issue the draft rule, although it is expected the first draft of the rules will be issued this summer. At this time it is not certain what changes to the existing rules will be recommended by the PSCW.

5. Commitments and Contingent Liabilities

Except to the extent noted below, the circumstances set forth in Note 9 and 10 to the financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and Notes 4 and 5 to the financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

Estimates are revised as facts become known. At June 30, 2007, the liability for the cost of remediating these sites was estimated to be $25.5 million, of which $2.1 million was considered to be a current liability. Some of the cost of remediation may be recovered from:

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

On Sept. 5, 2002, the Ashland site was placed on the National Priorities List. A determination of the scope and cost of the remediation of the Ashland site is not currently expected until late 2007 or 2008 following the submission of the remedial investigation report and feasibility study in 2007. NSP-Wisconsin continues to work with the Wisconsin Department of Natural Resources (WDNR) to access state and federal funds to apply to the ultimate remediation cost of the entire site. In November 2005, the Environmental Protection Agency (EPA) Superfund Innovative Technology Evaluation Program (SITE) accepted the Ashland site into its program. As part of the SITE program, NSP-Wisconsin proposed and the EPA accepted a site demonstration of an in situ, chemical oxidation technique to treat upland ground water and contaminated soil. The field work for the demonstration study was completed in February 2007, and the EPA is scheduled to complete its assessment this summer. In 2006, NSP-Wisconsin spent $2.0 million in the development of the work plan, operation of the existing interim response action and other matters related to the site. In June 2007, the EPA modified its remedial investigation report to establish final remedial action objectives (RAOs) and preliminary remediation goals (PRGs) for the Ashland site. The RAOs and PRGs could potentially impact the development and evaluation of remedial options for ultimate site cleanup.

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

Chippewa Falls Manufactured Gas Plant Site — Following WDNR approval of the cleanup plan, the remediation of the site was initiated in November 2006. The removal, disposal and treatment of contaminated materials from the Chippewa Falls MGP site was completed in February 2007. Site restoration is expected to be completed by August of 2007. The total project costs are estimated to be approximately $4.0 million, which is less than the previously recorded liability of $5.0 million. Costs accrued for the site were deferred as a regulatory asset based on the expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for MGP-related environmental remediation from its customers.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of NSP-Wisconsin facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. NSP-Wisconsin removal costs for asbestos are expected to be immaterial; therefore, no asset retirement obligation was recorded. See additional discussion of asset retirement obligations in Note 10 of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2006. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

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

Industrial Boiler Maximum Achievable Control Technology Standards — On Sept. 13, 2004, the EPA published final maximum achievable control technology (MACT) standards for hazardous air pollutants from industrial boilers. Except for the later adoption of the CAMR by the EPA, two boilers at the Bay Front plant would have to comply with this rule by September 2007 at a capital cost estimated to be approximately $10 million. NSP- Wisconsin has determined that CAMR supercedes the effect of the Industrial Boiler MACT Rule on Bay Front. On June 8, 2007, the United States Court of Appeals for the District of Columbia Circuit vacated the Industrial Boiler MACT and remanded the rule to the EPA.

Legal Contingencies

In the normal course of business, NSP-Wisconsin is party to routine claims and litigation arising from prior and current operations. NSP-Wisconsin is actively defending these matters and has recorded a liability related to the probable cost of settlement or other disposition, when it can be reasonably estimated.

Arandell vs. e prime, Xcel Energy, NSP-Wisconsin et al. - In February 2007, a complaint was filed alleging that NSP-Wisconsin, Xcel Energy and e prime, among others, engaged in fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. The plaintiffs seek a declaration that contracts for natural gas entered into between Jan. 1, 2000 and Oct. 31, 2002 are void, that they are entitled to repayment for amounts paid for natural gas during that time period, and that treble damages are appropriate. The case was filed in the Wisconsin State Court (Dane County), and then removed to U.S. District Court for the Western District of Wisconsin. In June 2007, the plaintiffs filed a motion to remand the matter to state court, which was denied, and then transferred by the Multi-District Litigation Panel to Federal District Court Judge Pro in Nevada, who is the judge assigned to western area wholesale natural gas marketing litigation. In July 2007, Plaintiffs filed an amended complaint in Federal District Court in Nevada, which includes allegations against NRG, a former Xcel Energy subsidiary.

Carbon Dioxide Emissions Lawsuit — On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions. Although NSP-Wisconsin is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on NSP-Wisconsin. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or natural gas-fired power plants. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and four other utility companies filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the judge granted the defendants’ motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the Second Circuit Court of Appeals. On June 21, 2007 the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief informing the Second Circuit Court of Appeals of their views about the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “ pollutant” subject to regulation by the EPA under the Clean Air Act. In response to the request of the Second Circuit Court of Appeals, the defendant utilities filed a letter brief on July 6, 2007, stating the position that the United States Supreme Court’s decision supports the arguments raised by them on appeal. It is unknown when the Second Circuit Court of Appeals will rule on the appeal.

Comer vs. Xcel Energy Inc. et al. — On April 25, 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court for the Southern District of Mississippi. Although NSP-Wisconsin is not named as a party to this litigation, if the litigation ultimately results in an unfavorable outcome for Xcel Energy, it could have a material adverse effect on NSP-Wisconsin. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.” Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. On July 19, 2006, Xcel Energy filed a motion to dismiss the lawsuit in its entirety. Oral arguments related to some of the defenses raised by the defendants, including Xcel Energy, have been set for Aug. 30, 2007.

Stray Voltage — On Nov. 13, 2001, Ralph and Karline Schmidt filed a complaint in Clark County, Wisconsin against NSP-Wisconsin. Plaintiffs allege that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.0 million and pre-verdict interest of $1.2 million. In addition, plaintiffs allege an unspecified amount of damages related to nuisance. The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed rate doctrine was reversed by the Wisconsin Court of Appeals, District IV, on Sept. 28, 2006. NSP-Wisconsin filed its petition for review with the Wisconsin Supreme Court on Oct. 30, 2006. NSP-Wisconsin’s petition for review was granted by the Wisconsin Supreme Court on Feb. 12, 2007. Oral arguments are set for Sept. 11, 2007

On Nov. 13, 2001, August C. Heeg Jr. and Joanne Heeg filed a complaint in Clark County, Wisconsin against NSP-Wisconsin. Plaintiffs allege that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.9 million and pre-verdict interest of $6.1 million. In addition, plaintiffs allege an unspecified amount of damages related to nuisance. The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed rate doctrine was reversed by the Wisconsin Court of Appeals, District IV, on Sept. 28, 2006. NSP-Wisconsin has filed a petition for review with the Wisconsin Supreme Court. NSP-Wisconsin’s petition is being held in abeyance pending the Supreme Court’s decisions in Schmidt v. NSP-Wisconsin and Gumz v. NSP-Wisconsin.

On March 1, 2002, NSP-Wisconsin was served with a lawsuit commenced by James and Grace Gumz and Michael and Susan Gumz in Marathon County Circuit Court, Wisconsin, alleging that electricity supplied by NSP-Wisconsin harmed their dairy herd and caused them personal injury. The case was tried to a jury in Wausau, Wisconsin commencing in

February 2005, on theories of negligence and nuisance. On March 4, 2005, a verdict in the amount of approximately $0.5 million was returned against NSP-Wisconsin. On May 3, 2005, judgment in the amount of $0.6 million was entered against NSP-Wisconsin. NSP-Wisconsin subsequently filed an appeal in District III, Court of Appeals. Plaintiffs filed a cross appeal with respect to the trial court’s dismissal of the treble damages claim. On July 18, 2006, the Court of Appeals affirmed the judgment entered against NSP-Wisconsin. The Court also affirmed the trial court’s dismissal of the plaintiffs’ treble damages claim. NSP- Wisconsin’s petition for review was granted by the Wisconsin Supreme Court on Feb. 12, 2007. Oral arguments are set for Sept. 11, 2007

MGP Insurance Coverage Litigation — In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire, and LaCrosse, Wis. In lieu of participating in discussions, on Oct. 28, 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court. On Nov. 12, 2003, NSP-Wisconsin commenced suit in Wisconsin state circuit court against St. Paul Fire & Marine Insurance Co. and its other insurers. Subsequently, the Minnesota court enjoined NSP-Wisconsin from pursuing the Wisconsin litigation. Although the Wisconsin action has not been dismissed, the January 2007 trial date was adjourned and has not been rescheduled.

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

NSP-Wisconsin has reached settlements in principle with General Reinsurance Corporation; First State Insurance Company; Twin City Fire Insurance Company; Continental Insurance Company, as successor in interest by merger to Fidelity and Casualty Company of New York; Columbia Casualty Company; Continental Casualty Company; and Continental Insurance Company, as successor in interest to certain policies issued by Harbor Insurance Company.

On Oct. 6, 2006, the trial court issued a memorandum and order on various summary judgment motions. The court ruled that Minnesota law on allocation applies and ordered dismissal, without prejudice, of 15 carriers whose coverage would not be triggered under such an allocation method. On July 6, 2007, the court issued a decision reaffirming its Oct. 6, 2006 order adopting Minnesota law on allocation. In addition, based upon the trial court’s interpretation of the Minnesota Supreme Court’s allocation decision in Wooddale Builders Inc. v. Maryland Casualty Company, 722 N.W.2d 283 (Minn. 2006), the trial court granted summary judgment, without prejudice, to approximately 16 insurers whose coverage would not be triggered under Minnesota allocation principles. Judgment was entered July 9, 2007. On July 16, 2007, the court issued a memorandum and order amending its July 6, 2007 decision to correct mathematical and other errors. Trial commenced July 16, 2007 against Century Indemnity Company, as successor to California Union Insurance Company (“Century Indemnity”) and Westchester Fire Insurance Company as successor to United States Fire Insurance Company (“Westchester”), the two remaining insurers in the case. On July 17, 2007, NSP-Wisconsin reached a settlement in principle with Century Indemnity; Westchester; Insurance Company of North America (“INA”); Pacific Employers Insurance Company; and Central National Insurance Company, and the trial was terminated. NSP-Wisconsin has until Sept. 17, 2007 to commence an appeal of trial court orders entered in the case.

The PSCW has established a deferral process whereby clean-up costs associated with the remediation of former MGP sites are deferred and, if approved by the PSCW, recovered from ratepayers. Carrying charges associated with these clean-up costs are not subject to the deferral process and are not recoverable from ratepayers. Any insurance proceeds received by NSP-Wisconsin will operate as a credit to ratepayers. None of the aforementioned lawsuit settlements are expected to have a material effect on NSP-Wisconsin’s financial results.

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

As of June 30, 2007, NSP-Wisconsin had various commodity-related contracts designated as cash flow hedges extending through March 2008. The fair value of these cash flow hedges is deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

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

As of June 30, 2007, NSP-Wisconsin had net losses of approximately $0.1 million in Accumulated Other Comprehensive Income related to interest rate cash flow hedge contracts that it expects to recognize in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenues, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. NSP-Wisconsin is allowed to recover in natural gas rates the costs of certain financial instruments acquired to reduce commodity cost volatility. There was an immaterial amount of ineffectiveness in the second quarter of 2007.

The impact of qualifying cash flow hedges on NSP-Wisconsin’s Accumulated Other Comprehensive Income, included as a component of stockholder’s equity, are detailed in the following table:

	Six months ended
(Millions of dollars)	June 30, 2007	June 30, 2006

Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(0.9)	$(1.0)
After-tax net unrealized gains related to derivatives accounted for as hedges	—	—
After-tax net realized gains on derivative transactions reclassified into earnings	—	—
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(0.9)	$(1.0)

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

7. Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the six months ended June 30 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2007	2006	2007	2006
Interest income	$513	$346	$880	$507
Other nonoperating income	4	13	5	63
Minority interest	(4)	(4)	(8)	(8)
Other nonoperating expense	(120)	(129)	(211)	(215)
Total interest and other income, net	$393	$226	$666	$347

8.     Segment Information

NSP-Wisconsin has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended June 30, 2007
Revenues from:
External customers	$153,141	$21,818	$217	$—	$175,176
Internal customers	69	650	—	(719)	—
Total revenue	$153,210	$22,468	$217	$(719)	$175,176
Segment net income (loss)	$5,791	$(350)	$(142)	$—	$5,299

Three months ended June 30, 2006
Revenues from:
External customers	$132,827	$18,843	$184	$—	$151,854
Internal customers	31	579	—	(610)	—
Total revenue	$132,858	$19,422	$184	$(610)	$151,854
Segment net income (loss)	$9,510	$(63)	$(132)	$—	$9,315

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2007
Revenues from:
External customers	$302,372	$84,700	$399	$—	$387,471
Internal customers	98	1,160	—	(1,258)	—
Total revenue	$302,470	$85,860	$399	$(1,258)	$387,471
Segment net income (loss)	$11,571	$3,019	$(162)	$—	$14,428

Six months ended June 30, 2006
Revenues from:
External customers	$274,476	$92,176	$359	$—	$367,011
Internal customers	61	2,159	—	(2,220)	—
Total revenue	$274,537	$94,335	$359	$(2,220)	$367,011
Segment net income (loss)	$21,368	$2,534	$(464)	$—	$23,438

9. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Millions of dollars)	2007	2006	2007	2006
Net income	$5.3	$9.3	$14.4	$23.4
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 6)	—	—	—	—
Comprehensive income	$5.3	$9.3	$14.4	$23.4

10. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost

	Three months ended June 30,
	2007	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$14,555	$14,380	$1,205	$1,479
Interest cost	43,028	38,197	11,635	13,287
Expected return on plan assets	(66,525)	(67,551)	(7,582)	(7,110)
Amortization of transition obligation	—	—	3,677	3,577
Amortization of prior service cost (credit)	6,487	7,421	(545)	(545)
Amortization of net loss	4,555	4,165	2,106	5,875
Net periodic benefit cost (credit)	2,100	(3,388)	10,496	16,563
Credits not recognized due to the effects of regulation	2,894	3,893	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$4,994	$505	$11,469	$17,536

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(254)	$(452)	$355	$639

	Six months ended June 30,
	2007	2006	2007	2006
	Pension Benefits		Postretirement Health Care Benefits
(Thousands of dollars)
Xcel Energy Inc.
Service cost	$31,040	$30,814	$2,906	$3,316
Interest cost	82,626	77,706	25,238	26,470
Expected return on plan assets	(132,416)	(134,032)	(15,200)	(13,378)
Amortization of transition obligation	—	—	7,288	7,222
Amortization of prior service cost (credit)	12,974	14,848	(1,090)	(1,090)
Amortization of net loss	8,422	8,676	7,100	12,398
Net periodic benefit cost (credit)	2,646	(1,988)	26,242	34,938
Credits not recognized due to the effects of regulation	5,574	6,318	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,946
Net benefit cost recognized for financial reporting	$8,220	$4,330	$28,188	$36,884

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(490)	$(630)	$957	$1,319

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

Forward-Looking Information

The following discussion and analysis by management focuses on those factors that had a material effect on NSP-Wisconsin’s financial condition and results of operations during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited consolidated financial statements and notes.

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims, actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2006 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2007.

Market Risks

NSP-Wisconsin is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its annual report on Form 10-K for the year ended Dec. 31, 2006. Commodity price and interest rate risks for NSP-Wisconsin are mitigated in most jurisdictions due to cost-based rate regulation. At June 30, 2007, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2006.

RESULTS OF OPERATIONS

NSP-Wisconsin’s net income was $14.4 million for the first six months of 2007, compared with $23.4 million for the first six months of 2006.

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

	Six months ended June 30,
(Millions of dollars)	2007	2006

Total electric utility revenues	$302	$274
Electric fuel and purchased power	(182)	(143)
Total electric utility margin	$120	$131
Margin as a percentage of revenues	39.7%	47.8%

The following summarizes the components of the changes in base electric revenues and base electric margin for the six months ended June 30:

Base Electric Revenues

(Millions of dollars)	2007 vs. 2006

Interchange agreement billing with NSP-Minnesota	$19
Sales growth (excluding impact of weather)	3
Estimated impact of weather	2
Firm wholesale	2
Fuel and purchased power cost recovery	1
Other	1
Total increase in base electric revenues	$28

Base Electric Margin

(Millions of dollars)	2007 vs. 2006

Sales growth (excluding impact of weather)	$3
Interchange agreement prior period fixed charge adjustment	3
Estimated impact of weather	2
Fuel and purchased power cost recovery	(19)
Interchange agreement billing with NSP-Minnesota (net of deferrals)	(2)
Other	2
Total decrease in base electric margin	$(11)

Natural Gas Utility Margins

The following table details the change in natural gas revenues and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Six months ended June 30,
(Millions of dollars)	2007	2006

Natural gas revenues	$85	$92
Cost of natural gas purchased and transported	(65)	(74)
Natural gas margin	$20	$18

The following summarizes the components of the changes in natural gas revenues and margin for the six months ended June 30:

Natural Gas Revenues

(Millions of dollars)	2007 vs. 2006

Purchased gas adjustment clause recovery	$(12)
Estimated impact of weather	3
Sales mix	1
Other	1
Total decrease in natural gas revenues	$(7)

Natural Gas Margin

(Millions of dollars)	2007 vs. 2006

Sales mix	$1
Other	1
Total increase in natural gas margin	$2

Non-Fuel Operating Expense and Other Items

The following summarizes the components of the changes in other utility operating and maintenance expense for the six months ended June 30:

(Millions of dollars)	2007 vs. 2006

Higher transmission interchange expense	$2
Higher plant overhaul costs	2
Higher labor costs	1
Lower uncollectible receivable costs	(1)
Total increase in operating and maintenance expense	$4

Depreciation and Amortization – Depreciation and amortization expense increased by approximately $1.0 million, or 3.8 percent, for the first six months of 2007 compared with the first six months of 2006. The increase was primarily due to capital additions.

Income Tax - Income tax expense decreased by approximately $5.5 million for the first six months of 2007 compared with the first six months of 2006. The decrease was primarily due to a decrease in pretax income. The effective tax rate was 37.8 percent for the first six months of 2007, compared with 37.7 percent for the same period in 2006.

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

FERC Rules Implementing Energy Policy Act of 2005 (Energy Act) —  The Energy Act repealed the Public Utility Holding Company Act of 1935 effective Feb. 8, 2006. In addition, the Energy Act required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act. Since August 2005, the FERC has completed or initiated the proceedings to modify its regulations on a number of subjects. In addition to the previous disclosure in Item 1 of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2006, the FERC issued final rules making certain reliability standards mandatory and subject to potential financial penalties up to $1 million per day per violation for non-compliance effective June 18, 2007.

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

On Feb. 15, 2007, the FERC issued final rules adopting revisions to its 1996 open access transmission rules. NSP-Wisconsin submitted the initial required revisions to its Open Access Transmission Tariff (OATT) on July 13, 2007, as required.

In addition, in January 2007, the FERC issued interim and proposed rules to modify the current FERC rules governing the functional separation of the NSP-Wisconsin electric transmission function from the wholesale sales and marketing function. The proposed rules are pending final FERC action.

While NSP-Wisconsin cannot predict the ultimate impact the new regulations will have on its operations or financial results, NSP-Wisconsin is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Centralized Regional Wholesale Markets — FERC rules require RTO’s to operate centralized regional wholesale energy markets. The FERC required the MISO to begin operation of a “Day 2” wholesale energy market on April 1, 2005. MISO uses security constrained regional economic dispatch and congestion management using locational marginal pricing (LMP) and Financial Transmission Rights (FTRs). The Day 2 market is intended to provide more efficient generation dispatch over the 15 state MISO region, including NSP-Wisconsin.

On Feb. 15, 2007, the MISO filed for FERC approval to establish a “Day 3” centralized regional wholesale ancillary services market (ASM) in 2008. The ASM is intended to provide further efficiencies in generation dispatch by allowing for regional regulation and contingency reserve services through a bid-based market mechanism. MISO would consolidate the operation of 22 existing North American Electric Reliability Council (NERC) approved balancing authorities (the entity responsible for maintaining reliable operations for a defined geographic region) into a single regional balancing authority. The ASM and balancing authority consolidation are expected to benefit NSP-Wisconsin’s integrated operation by reducing the total cost of intermittent generation resources such as wind energy. On June 21, 2007, the FERC issued an order rejecting the ASM. The FERC stated the ASM could still be implemented in 2008.

Market Based Rate Rules — On June 21, 2007, the FERC issued a final order amending its regulations governing its market-based rate authorizations to electric utilities such NSP-Wisconsin. The FERC reemphasized its commitment to market-based pricing, but is revising the tests it’s using to assess whether a utility has market power and has emphasized that it intends to exercise greater oversight where it has market-based rate authorizations. NSP-Wisconsin has been granted market-based rate authority and will be subject to the new rule. NSP-Wisconsin is presently analyzing the new rule.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 30, 2007.

Northern States Power Co. (a Wisconsin corporation)
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer