Form 10-Q
period 2007-09-30
NORTHERN STATES POWER CO /WI/
filed 2007-10-29
CIK 72909

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 29, 2007
Common Stock, $100 par value	933,000 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Operating revenues
Electric utility	$173,634	$165,902	$476,006	$440,378
Natural gas utility	14,888	13,134	99,588	105,310
Other	212	218	611	577
Total operating revenues	188,734	179,254	576,205	546,265

Operating expenses
Electric fuel and purchased power	93,529	90,984	275,054	234,108
Cost of natural gas sold and transported	9,910	8,035	74,997	82,015
Other operating and maintenance expenses	34,786	33,372	105,774	100,177
Depreciation and amortization	13,658	12,946	40,335	38,648
Taxes (other than income taxes)	4,475	4,691	14,845	14,034
Total operating expenses	156,358	150,028	511,005	468,982

Operating income	32,376	29,226	65,200	77,283

Interest and other income, net (see Note 7)	161	234	827	581
Allowance for funds used during construction — equity	356	259	817	526

Interest charges and financing costs
Interest charges — includes other financing costs of $316, $308, $936 and $914, respectively	5,706	5,583	17,049	17,163
Allowance for funds used during construction — debt	(412)	(356)	(985)	(908)
Total interest charges and financing costs	5,294	5,227	16,064	16,255

Income before income taxes	27,599	24,492	50,780	62,135
Income taxes	10,949	7,842	19,702	22,047
Net income	$16,650	$16,650	$31,078	$40,088

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Nine months Ended Sept. 30
	2007	2006

Operating activities
Net income	$31,078	$40,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,138	40,165
Deferred income taxes	6,840	(4,949)
Amortization of investment tax credits	(518)	(571)
Allowance for equity funds used during construction	(817)	(526)
Net realized and unrealized hedging and derivative transactions	(602)	240
Changes in operating assets and liabilities:
Accounts receivable	18,275	20,594
Accrued unbilled revenues	12,795	20,313
Inventories	(8,171)	(3,931)
Other current assets	3,524	6,613
Accounts payable	(4,088)	(11,567)
Net regulatory assets and liabilities	(9,801)	(8,821)
Other current liabilities	4,405	11,347
Change in other noncurrent assets	(342)	(533)
Change in other noncurrent liabilities	2,418	14,027
Net cash provided by operating activities	97,134	122,489

Investing activities
Utility capital/construction expenditures	(58,335)	(50,112)
Allowance for equity funds used during construction	817	526
Other investments	612	(89)
Net cash used in investing activities	(56,906)	(49,675)

Financing activities
Short-term borrowings, net	(13,050)	(59,700)
Proceeds from issuance of long-term debt	—	233
Repayment of long-term debt	(20)	—
Capital contributions from parent	3,002	18,523
Dividends paid to parent	(30,568)	(31,883)
Net cash used in financing activities	(40,636)	(72,827)

Net decrease in cash and cash equivalents	(408)	(13)
Cash and cash equivalents at beginning of period	1,162	681
Cash and cash equivalents at end of period	$754	$668
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$9,844	$10,774
Cash paid for income taxes (net of refunds received)	9,913	30,532
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment additions in accounts payable	$607	$642

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	Sept. 30, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$754	$1,162
Accounts receivable, net of allowance for bad debts of $2,515 and $2,180, respectively	47,660	62,076
Accounts receivable from affiliates	—	3,859
Accrued unbilled revenues	19,306	32,101
Material and supplies inventories	4,605	4,749
Fuel inventories	11,962	7,500
Natural gas inventories	17,888	14,035
Prepaid taxes	12,794	15,630
Current deferred income taxes	6,533	6,268
Derivative instruments valuation	1,114	129
Prepayments and other	1,561	2,672
Total current assets	124,177	150,181
Property, plant and equipment, at cost:
Electric utility plant	1,322,754	1,301,597
Natural gas utility plant	165,514	160,676
Common utility and other property	107,839	103,730
Construction work in progress	51,316	19,600
Total property, plant and equipment	1,647,423	1,585,603
Less accumulated depreciation	(680,126)	(637,673)
Net property, plant and equipment	967,297	947,930
Other assets:
Regulatory assets	92,326	96,441
Prepaid pension asset	46,232	44,111
Other investments	5,502	6,114
Other	6,708	6,510
Total other assets	150,768	153,176
Total assets	$1,242,242	$1,251,287

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34	$34
Notes payable to affiliates	18,000	31,050
Accounts payable	25,982	34,050
Accounts payable to affiliates	18,447	16,167
Dividends payable to parent	9,642	10,536
Accrued payroll and benefits	4,931	5,609
Accrued interest	9,321	4,101
Derivative instruments valuation	638	276
Other	10,014	10,247
Total current liabilities	97,009	112,070
Deferred credits and other liabilities:
Deferred income taxes	171,139	163,476
Deferred investment tax credits	11,172	11,690
Regulatory liabilities	104,118	111,797
Pension and employee benefit obligations	30,415	30,157
Customer advances	19,368	17,997
Asset retirement obligations	3,043	2,989
Other	24,608	23,813
Total deferred credits and other liabilities	363,863	361,919

Minority interest in subsidiaries	362	387
Commitments and contingent liabilities (see Note 5)
Capitalization:
Long-term debt	315,659	315,630
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	113,202	110,199
Retained earnings	259,686	258,681
Accumulated other comprehensive loss	(839)	(899)
Total common stockholder’s equity	465,349	461,281
Total liabilities and equity	$1,242,242	$1,251,287

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2007, and Dec. 31, 2006; the results of operations for the three and nine months ended Sept. 30, 2007 and 2006; and cash flows for the nine months ended Sept. 30, 2007 and 2006. Due to the seasonality of electric and natural gas sales of NSP-Wisconsin, interim results are not necessarily an appropriate base from which to project annual results.

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

2. Recently Issued Accounting Pronouncements

Fair Value Measurements (Statement of Financial Accounting Standards (SFAS) 157) — In September 2006, the FASB issued SFAS 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. NSP-Wisconsin is evaluating the impact of SFAS 157 on its financial condition and results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159) — In February 2007, the FASB issued SFAS 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after Nov. 15, 2007. NSP-Wisconsin is evaluating the impact of SFAS 159 on its financial condition and results of operations.

3. Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — In July 2006, the FASB issued FIN 48, which prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, NSP-Wisconsin adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which is reported as an adjustment to the beginning balance of retained earnings, was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated income tax returns. Xcel Energy has been audited by the Internal Revenue Service (IRS) through tax year 2003, with a limited exception for 2003 research tax credits. The IRS commenced an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003) in the third quarter of 2006, and that examination is anticipated to be complete by March 31, 2008. As of Sept. 30, 2007, the IRS had not proposed any material adjustments to tax years 2003 through 2005. The statute of limitations applicable to Xcel Energy’s 2000 through 2002 federal income tax returns expired as of June 30, 2007.

NSP-Wisconsin is currently under examination by the state of Wisconsin for years 2002 through 2005. No material adjustments have been proposed as of Sept. 30, 2007. As of Sept. 30, 2007, NSP-Wisconsin’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2002.

The amount of unrecognized tax benefits was $1.6 million and $1.9 million on Jan. 1, 2007 and Sept. 30, 2007, respectively.

Included in the unrecognized tax benefit balance was $0.4 million and $0.5 million of tax positions on Jan. 1, 2007 and Sept. 30, 2007, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance included $1.2 million and $1.4 million of tax positions on Jan. 1, 2007 and Sept. 30, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The decrease in the unrecognized tax benefit balance of $0.2 million from July 1, 2007 to Sept. 30, 2007, was due to the addition of similar uncertain tax positions relating to third quarter activity and the resolution of certain federal audit matters.

NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as state tax audits progress. However, at this time due to the nature of the audit process, it is not reasonably possible to estimate a range of the possible change.

The interest expense liability related to unrecognized tax benefits on Jan. 1, 2007, was not material. The change in the interest expense liability from Jan. 1, 2007, to Sept. 30, 2007, was not material. No amounts were accrued for penalties as of Sept. 30, 2007.

4.     Rate Matters

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Midwest Independent Transmission System Operator, Inc. (MISO) Long-Term Transmission Pricing — In October 2005, MISO filed a proposed change to its Open Access Transmission and Energy Markets Tariff (TEMT) to regionalize future cost recovery of certain high voltage transmission projects to be constructed for reliability improvements. The proposal, called the Regional Expansion Criteria Benefits phase I (RECB I) proposal, would recover 20 percent of eligible reliability transmission costs from all transmission service customers in the MISO 15 state region, with 80 percent recovered on a sub-regional basis for projects 345 kilovolt (KV) and above. Projects above 100 KV but less than 345 KV will be recovered 100 percent on a sub-regional basis. The proposal would exclude certain projects that had been planned prior to the October 2005 filing, and would require new generators to fund 50 percent of the cost of network upgrades associated with their interconnection. In February 2006, the FERC generally approved the RECB I proposal, but set the 20 percent limitation on regionalization for additional proceedings. On Nov. 29, 2006, the FERC issued an order upholding the February 2006 order and approving the 20 percent limitation. On Dec. 13, 2006, the Public Service Commission of Wisconsin (PSCW) filed an appeal of the RECB I order. The appeal remains pending.

In addition, in October 2006, MISO filed additional changes to its TEMT to regionalize future recovery of certain economic transmission projects (345 KV and above) constructed to provide access to lower cost generation supplies. The filing, known as Regional Expansion Criteria Benefits phase II (RECB II), would provide regional recovery of 20 percent of the project costs and sub-regional recovery of 80 percent, based on a benefits analysis. MISO proposed that the RECB II tariff be effective April 1, 2007.

On March 15, 2007, the FERC issued orders separately upholding the Nov. 29, 2006 order, accepting the RECB I pricing proposal, and approving most aspects of the RECB II proposal. Various parties filed requests for rehearing of the RECB II order in April 2007.

Transmission service rates in the MISO region presently use a rate design in which the transmission cost depends on the location of the load being served (referred to as “license plate” rates). Costs of existing transmission facilities are thus not regionalized. MISO and its transmission owners filed a successor rate methodology on Aug.2007, to be effective Feb. 1, 2008, as required by the 1998 agreement among transmission owners creating the MISO.

MISO and most vertically integrated transmission owners proposed to continue license plate rates for existing facilities. The March 15, 2007 FERC orders regarding RECB I and RECB II also required MISO to re-examine the cost allocation for new reliability improvements and economic projects in the Aug. 1,  2007 filing. MISO and most transmission owners proposed continued use of RECB I and RECB II for new facilities. Certain parties proposed to modify RECB I and RECB II to regionalize the cost of all new transmission facilities 345 KV and above. Interventions and comments regarding the Aug. 1, 2007 cost allocation filings were submitted on Sept. 17, 2007.

In addition, on Sept. 17, 2007, American Electric Power (AEP) filed a complaint asking FERC to order regionalized cost recovery of certain existing 500 KV and 765 KV facilities located in the PJM Interconnection, Inc. (PJM), another Regional Transmission Organization (RTO), and the cost of new facilities 345 KV and above in PJM and MISO, over both the PJM and MISO regions effective Oct. 1, 2007. Interventions and protests to the AEP complaint will be filed by Oct. 29, 2007.

Proposals to regionalize transmission costs could shift the costs of transmission investments by Northern States Power Co., a Minnesota corporation (NSP-Minnesota) and NSP-Wisconsin to other MISO transmission service customers, but would also shift the costs of transmission investments of other participants in MISO or PJM to the combined systems of NSP-Minnesota and NSP-Wisconsin, which are managed as an integrated system and jointly referred to as the NSP System. Xcel Energy has estimated the regional rate design proposed by AEP for existing facilities would shift approximately $2.5 million in annual transmission costs to the NSP System. The impact of the regionalization of future facilities would depend on the specific facilities placed in service. NSP-Wisconsin and NSP-Minnesota intend to oppose certain aspects of the AEP proposal.

MISO Ancillary Services Market – On Sept. 14, 2007, MISO filed an application with FERC to establish a regional ancillary services market (ASM), whereby MISO would provide bid-based-regulation response and contingency operating reserve markets as an expansion of the regionalized wholesale energy sales market. The ASM is proposed to be effective in June 2008. Xcel Energy generally supports implementation of the ASM, since it is expected to allow NSP System generation to be used more efficiently because certain generation will not always need to be held in reserve, and the ASM is expected to facilitate the operation of wind generation on the NSP System required to achieve state-mandated renewable energy supply standards. The ASM proposal is pending FERC action.

Revenue Sufficiency Guarantee Charges — On April 25, 2006, the FERC issued an order determining that MISO had incorrectly applied its TEMT regarding the application of the revenue sufficiency guarantee (RSG) charge to certain transactions. The FERC ordered MISO to resettle all affected transactions retroactive to April 1, 2005. The RSG charges are collected from MISO customers and paid to generators. On Oct. 26, 2006, the FERC issued an order granting rehearing in part and reversed the prior ruling requiring MISO to issue retroactive refunds and ordered MISO to submit a compliance filing to implement prospective changes.

On March 15, 2007, the FERC issued orders separately denying rehearing of the Oct. 26, 2006, order and rejecting certain aspects of the MISO compliance filings submitted in November 2006. The FERC ordered MISO to submit a revised compliance filing. As of Sept. 30, 2007, Xcel Energy has recorded an accrual of $1.8 million for this matter.

Five parties have filed separate Petitions for Review at the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) seeking judicial review of the FERC’s determinations of the allocation of RSG costs among MISO market participants. Xcel Energy, on behalf of NSP-Minnesota and NSP-Wisconsin, has intervened in each of these proceedings. On Aug. 16, 2007, the D.C. Circuit dismissed two of these Petitions for Review as incurably premature because the relevant petitioners also had pending requests for rehearing before the FERC. The remaining appeals are currently being held in abeyance subject to the resolution of the FERC proceedings.

On Aug. 10, 2007, Ameren Services Company (Ameren) and the Northern Indiana Public Service Company (NIPSCO) filed a joint complaint against MISO at FERC, challenging the MISO’s current FERC-approved methodology for the recovery of RSG costs. Subsequently, on Aug. 17, 2007 and Aug. 24, 2007, Great Lakes Utilities, Indiana Municipal Power Agency, Missouri Joint Municipal Electric Utility Commission, Missouri River Energy Services, Prairie Power, Inc., Southern Minnesota Municipal Power Agency and Wisconsin Public Power Inc. (collectively, Midwest TDUs), and Wabash Valley Power Association, Inc. (Wabash), respectively, filed complaints at the FERC effectively adopting the substantive arguments raised by Ameren and NIPSCO. The Midwest TDUs and Wabash explained that they filed their complaints to protect their own interests in the event that the complaint filed by Ameren and NIPSCO was dismissed by the FERC. On behalf of NSP-Minnesota and NSP-Wisconsin, Xcel Energy has moved to intervene in each of these proceedings. All three of these complaints are currently pending at FERC.

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

Electric and Gas Rate Case — On June 1, 2007, NSP-Wisconsin filed with the PSCW a request to increase retail electric rates by $67.4 million and retail natural gas rates by $5.3 million, representing overall increases of 14.3 percent and 3.3 percent, respectively. The request assumes a common equity ratio of 53.86 percent, a return on equity of 11.00 percent and a combined electric and natural gas rate base of approximately $640 million.

On Oct. 15, 2007, the PSCW staff and intervenors filed testimony in response to NSP-Wisconsin’s requested increase. The PSCW staff recommended an electric rate increase of approximately $44.1 million and a natural gas rate increase of $4.3 million, based on a return on equity of 10.75 percent and a common equity ratio of 53.58 percent. The PSCW staff testimony recommended adjustments that would decrease NSP-Wisconsin’s electric request by approximately $23.3 million. Approximately half of the PSCW staff’s adjustments are based on new or revised data since the filing was prepared. Specifically, PSCW staff increased 2008 forecast electric revenues based on a more recent forecast of electric sales and energy losses and also recognized the increased revenues generated by the electric fuel surcharge approved by the PSCW on Oct. 11, 2007. These adjustments, if accepted by the PSCW, are not expected to have an earnings impact on NSP-Wisconsin. The remaining adjustments, discussed in PSCW staff testimony, relate to reductions in rate base, operating and maintenance expenses and amortization expenses.

The Wisconsin Industrial Energy Group (WIEG) and the Wisconsin Paper Council (WPC) also filed testimony in opposition to the rate increase on behalf of their members. WIEG proposed an electric rate increase of approximately $40.1 million, based on a 10.0 percent return on equity and a common equity ratio of 50.93 percent. WIEG disputed certain costs related to power production that are billed to NSP-Wisconsin through the interchange agreement with NSP-Minnesota, also a wholly owned subsidiary of Xcel Energy Inc. Specifically, WIEG contends that NSP-Minnesota nuclear decommissioning costs are overstated due to planned life extension at the Monticello and Prairie Island plants. WIEG is also disputing increasing costs associated with the Nuclear Management Company. Finally, WIEG contends fuel and purchased power costs are overstated because forced outage rates assumed for certain power plants are too high. WIEG’s total proposed reduction to the electric request is approximately $27.3 million. WIEG did not specifically address the proposed natural gas increase. The WPC did not propose any specific adjustments, but generally requested the PSCW minimize the size of the rate increase in light of difficult economic conditions facing the paper industry.

Additional staff and intervenor testimony on rate design issues was filed on Oct. 22, 2007, and all rebuttal testimony is due on Oct. 29, 2007. Technical and public hearings are scheduled for Nov. 8, 2007, and Nov. 12, 2007, respectively. The PSCW is expected to act upon the request in December 2007, and new rates are expected to be implemented in early 2008.

Electric Fuel Surcharge Application – On Aug. 20, 2007, NSP-Wisconsin filed an application with the PSCW requesting authorization to implement an electric fuel surcharge under the provisions of the Wisconsin fuel rules. The requested surcharge would increase electric rates by $5.9 million or 1.3 percent on an annual basis. On Oct. 11, 2007, the PSCW issued an order approving interim rates at the requested level that became effective Oct. 15, 2007. This surcharge is expected to generate an estimated $1.3 million in additional revenue for NSP-Wisconsin in 2007. Under the provisions of the Wisconsin fuel rules, any difference between interim rates and final rates is subject to refund. The PSCW is expected to review NSP-Wisconsin’s actual 2007 fuel costs in the first quarter of 2008 to determine whether any refund of interim rates is necessary.

MISO Cost Recovery — On June 29, 2006, the PSCW opened a proceeding to address the proper amount of MISO Day 2 deferrals that the state’s electric utilities should be allowed to recover and the proper method of rate recovery.

On Sept. 1, 2006, NSP-Wisconsin detailed its calculation methodology and reported that, as of June 30, 2006, it had deferred approximately $6.2 million.

On Aug. 30, 2007, the PSCW issued its written order in this case approving NSP-Wisconsin’s deferral methodology with two exceptions. The PSCW ruled that NSP-Wisconsin had incorrectly calculated the deferral associated with incremental transmission line losses in 2005 and that MISO’s subsequent billing correction related to over collected losses. These two exceptions would have reduced the June 30, 2006 deferral by $5.0 million. The PSCW also decided that the ultimate decision on the amount of deferred costs eligible for recovery would be addressed in each utility’s next rate case and extended the authorization to defer MISO Day 2 costs through Dec. 31, 2007. In the order, the PSCW also included a provision that allows NSP-Wisconsin to contest a portion of the disallowance relating to transmission line losses in its current rate case.

As of Sept. 30, 2007, NSP-Wisconsin has deferred approximately $6.0 million of MISO Day 2 costs, which fully reflects the PSCW’s decisions in this case.

In the electric rate case filed June 1, 2007, NSP-Wisconsin requested recovery over a two year period of the MISO Day 2 charges and credits that were deferred from April 1, 2005 through Dec. 31, 2006. Rebuttal testimony will be filed Oct. 29, 2007 in the electric rate case, NSP-Wisconsin intends to request recovery of an additional $0.5 million of MISO Day 2 costs related to the disallowance for transmission line losses.

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

On Aug. 24, 2007, the PSCW staff issued its draft revisions to the fuel rules and requested comments. The draft rules are based largely on the original proposal submitted by the joint utilities, but incorporate the modifications requested by the PSCW. The proposed rules incorporate a plan year fuel cost forecast, deferred accounting for differences between actual and forecast costs (if the difference is greater than 2 percent), and an after the fact reconciliation proceeding to allow the opportunity to recover or refund the deferred balance. On Sept. 11, 2007, the utilities and the customer intervenor group filed comments on the PSCW staff ‘s proposed revisions to the rules. The utilities generally supported the draft rules but provided comments on legal issues and policy concerns surrounding the proposed rules. In their comments, the customer intervenor group asserted that the proposed rule changes are in conflict with the statutory prohibition on automatic fuel cost adjustment and constitute retroactive ratemaking.

The PSCW is expected to consider the draft rule and filed comments at an open meeting in the fourth quarter of 2007. At this time it is not certain what changes, if any, to the existing rules will be recommended by the PSCW.

5. Commitments and Contingent Liabilities

Except to the extent noted below, the circumstances set forth in Note 9 and 10 to the financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and Note 4 to the financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

Estimates are revised as facts become known. At Sept. 30, 2007, the liability for the cost of remediating these sites was estimated to be $25.4 million, of which $2.0 million was considered to be a current liability. Some of the cost of remediation may be recovered from:

•       Insurance coverage;

•       Other parties that have contributed to the contamination; and

•       Customers.

Neither the total remediation cost nor the final method of cost allocation among all PRPs of the unremediated sites has been determined. Estimates have been recorded for NSP-Wisconsin’s future costs for these sites.

Manufactured Gas Plant Sites

Ashland Manufactured Gas Plant Site — NSP-Wisconsin was named a PRP for creosote and coal tar contamination at a site in Ashland, Wis. The Ashland/Northern States Power Lakefront Superfund Site  (Ashland site) includes property owned by NSP-Wisconsin, which was previously an MGP facility, and two other properties: an adjacent city lakeshore park area, on which an unaffiliated third party previously operated a sawmill, and an area of Lake Superior’s Chequemegon Bay adjoining the park.

On Sept. 5, 2002, the Ashland site was placed on the National Priorities List. A determination of the scope and cost of the remediation of the Ashland site is not currently expected until late 2007 or 2008 following the submission of the remedial investigation report and feasibility study in 2007. NSP-Wisconsin continues to work with the Wisconsin Department of Natural Resources (WDNR) to access state and federal funds to apply to the ultimate remediation cost of the entire site. In November 2005, the Environmental Protection Agency (EPA) Superfund Innovative Technology Evaluation Program (SITE) Program accepted the Ashland site into its program. As part of the SITE program, NSP-Wisconsin proposed and the EPA accepted a site demonstration of an in situ, chemical oxidation technique to treat upland ground water and contaminated soil. The fieldwork for the demonstration study was completed in February 2007, and the EPA is scheduled to complete its assessment in the fourth quarter of 2007. In 2006, NSP-Wisconsin spent $2.0 million in the development of the work plan, the operation of the existing interim response action and other matters related to the site. In June 2007, the EPA modified its remedial investigation report to establish final remedial action objectives (RAOs) and preliminary remediation goals (PRGs) for the Ashland site. The RAOs and PRGs could potentially impact the development and evaluation of remedial options for ultimate site cleanup. In September 2007, the EPA approved the series of reports included in the remedial investigation (RI) report. The draft feasibility study, which develops and assesses the alternatives for cleaning up the site, will be prepared by NSP-Wisconsin and is expected to be submitted to the EPA during the fourth quarter 2007.

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

On Oct. 19, 2004, the WDNR filed a lawsuit in Wisconsin state court for reimbursement of past oversight costs incurred at the Ashland site between 1994 and March 2003 in the approximate amount of $1.4 million. The lawsuit has been stayed. NSP-Wisconsin has recorded an estimate of its potential liability. All costs paid to the WDNR are expected to be recoverable in rates.

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

Chippewa Falls Manufactured Gas Plant Site — Following WDNR approval of the cleanup plan, the remediation of the site was initiated in November 2006. The removal, disposal and treatment of contaminated materials from the Chippewa Falls MGP site was completed in February 2007. Site restoration was completed in August of  2007. Groundwater at the site will be monitored and reported to the WDNR for the next several years to document closure of the project. The total project costs were approximately $3.9 million. Costs accrued for the site were deferred as a regulatory asset based on the expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for MGP-related environmental remediation from its customers.

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

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit challenging the phase II rulemaking. On Jan. 25, 2007, the court issued its decision and remanded virtually every aspect of the rule to the EPA for reconsideration. In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the court-ordered remands. As a result, the rule’s compliance requirements and associated deadlines are currently unknown. It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved.

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

Arandell vs. e prime, Xcel Energy, NSP-Wisconsin et al. — In February 2007, a complaint was filed alleging that NSP-Wisconsin, Xcel Energy and e prime, among others, engaged in fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. The plaintiffs seek a declaration that contracts for natural gas entered into between Jan. 1, 2000 and Oct. 31, 2002 are void, that they are entitled to repayment for amounts paid for natural gas during that time period, and that treble damages are appropriate. The case was filed in the Wisconsin State Court (Dane County), and then removed to U.S. District Court for the Western District of Wisconsin. In June 2007, the plaintiffs filed a motion to remand the matter to state court, which was denied and then transferred by the Multi-District Litigation (MDL) panel to Federal District Court Judge Pro in Nevada, who is the judge assigned to western area wholesale natural gas marketing litigation. In July 2007, plaintiffs filed an amended complaint in Federal District Court in Nevada, which includes allegations against NRG, a former Xcel Energy subsidiary. A motion to dismiss was filed by the defendants in September 2007.

Carbon Dioxide Emissions Lawsuit — On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions. Although NSP-Wisconsin is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on NSP-Wisconsin. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or natural gas-fired power plants. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the judge granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the Second Circuit Court of Appeals. On June 21, 2007 the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “ pollutant” subject to regulation by the EPA under the Clean Air Act. In response to the request of the Second Circuit Court of Appeals, the defendant utilities filed a letter brief on July 6, 2007, stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal. It is unknown when the Second Circuit Court of Appeals will rule on the appeal.

Comer vs. Xcel Energy Inc. et al. — On April 25, 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court for the Southern District of Mississippi. Although NSP-Wisconsin is not named as a party to this litigation, if the litigation ultimately results in an unfavorable outcome for Xcel Energy, it could have a material adverse effect on NSP-Wisconsin. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.” Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. On July 19, 2006, Xcel Energy filed a motion to dismiss the lawsuit in its entirety. On Aug. 30, 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds. On Sept. 17, 2007, plaintiffs filed a notice of appeal to the Fifth Circuit.

Stray Voltage — On Nov. 13, 2001, Ralph and Karline Schmidt filed a complaint in Clark County, Wisconsin against NSP-Wisconsin. Plaintiffs allege that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.0 million and pre-verdict interest of $1.2 million. In addition, plaintiffs allege an unspecified amount of damages related to nuisance. The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed rate doctrine was reversed by the Wisconsin Court of Appeals, District IV, on Sept. 28, 2006. NSP-Wisconsin filed its petition for review with the Wisconsin Supreme Court on Oct. 30, 2006. NSP-Wisconsin’s petition for review was granted by the Wisconsin Supreme Court on Feb. 12, 2007. Oral arguments were heard Sept. 11, 2007.

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

On March 1, 2002, NSP-Wisconsin was served with a lawsuit commenced by James and Grace Gumz and Michael and Susan Gumz in Marathon County Circuit Court, Wisconsin, alleging that electricity supplied by NSP-Wisconsin harmed their dairy herd and caused them personal injury. The case was tried to a jury in Wausau, Wisconsin commencing in February 2005, on theories of negligence and nuisance. On March 4, 2005, a verdict in the amount of approximately $0.5 million was returned against NSP-Wisconsin. On May 3, 2005, judgment in the amount of $0.6 million was entered against NSP-Wisconsin. NSP-Wisconsin subsequently filed an appeal in District III, Court of Appeals. Plaintiffs filed a cross appeal with respect to the trial court’s dismissal of the treble damages claim. On July 18, 2006, the Court of Appeals affirmed the judgment entered against NSP-Wisconsin. The Court also affirmed the trial court’s dismissal of the plaintiffs’ treble damages claim. NSP- Wisconsin’s petition for review was granted by the Wisconsin Supreme Court on Feb. 12, 2007. Oral arguments were heard on Sept. 11, 2007.

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

NSP-Wisconsin has reached settlements with 22 insurers, and these insurers have been dismissed from both the Minnesota and Wisconsin actions.

On July 6, 2007, the Minnesota trial court issued its third decision on allocation, reaffirming its prior rulings that Minnesota law on allocation should apply and ordering the dismissal, without prejudice, of eleven insurers whose coverage would not be triggered under such an allocation method. On Sept. 16, 2007, NSP-Wisconsin commenced an appeal in the Court of Appeals for Minnesota challenging the dismissal of these carriers.

The PSCW has established a deferral process whereby clean-up costs associated with the remediation of former MGP sites are deferred and, if approved by the PSCW, recovered from ratepayers. Carrying charges associated with these clean-up costs are not subject to the deferral process and are not recoverable from ratepayers. Any insurance proceeds received by NSP-Wisconsin will operate as a credit to ratepayers. None of the aforementioned lawsuit settlements are expected to have a material effect on NSP-Wisconsin’s consolidated financial statements.

6. Derivative Valuation and Financial Impacts

NSP-Wisconsin uses a number of different derivative instruments in connection with its utility commodity price and interest rate activities, including forward contracts, futures, swaps and options.

All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS 133-”Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance.

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

As of Sept. 30, 2007, NSP-Wisconsin had various commodity-related contracts designated as cash flow hedges extending through March 2008. The fair value of these cash flow hedges is recorded in Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

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

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. NSP-Wisconsin is allowed to recover in natural gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility. There was an immaterial amount of ineffectiveness in the third quarter of 2007.

The impact of qualifying cash flow hedges on NSP-Wisconsin’s Accumulated Other Comprehensive Income, included as a component of common stockholder’s equity, are detailed in the following table:

	Nine months ended Sept. 30,
(Millions of dollars)	2007	2006
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(0.9)	$(1.0)
After-tax net unrealized gains related to derivatives accounted for as hedges	—	—
After-tax net realized losses on derivative transactions reclassified into earnings	0.1	0.1
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(0.8)	$(0.9)

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

7. Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the nine months ended Sept. 30 consisted of the following:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of dollars)	2007	2006	2007	2006
Interest income	$292	$261	$1,172	$768
Other nonoperating income	4	66	9	129
Minority interest	(1)	(4)	(9)	(12)
Other nonoperating expense	(134)	(89)	(345)	(304)
Total interest and other income, net	$161	$234	$827	$581

8.     Segment Information

NSP-Wisconsin has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended Sept. 30, 2007
Revenues from:
External customers	$173,634	$14,888	$212	$—	$188,734
Internal customers	29	2	—	(31)	—
Total revenue	$173,663	$14,890	$212	$(31)	$188,734
Segment net income (loss)	$17,657	$(1,027)	$20	$—	$16,650

Three months ended Sept. 30, 2006
Revenues from:
External customers	$165,902	$13,134	$218	$—	$179,254
Internal customers	30	864	—	(894)	—
Total revenue	$165,932	$13,998	$218	$(894)	$179,254
Segment net income (loss)	$17,849	$(1,204)	$5	$—	$16,650

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Nine months ended Sept. 30, 2007
Revenues from:
External customers	$476,006	$99,588	$611	$—	$576,205
Internal customers	127	1,162	—	(1,289)	—
Total revenue	$476,133	$100,750	$611	$(1,289)	$576,205
Segment net income (loss)	$29,228	$1,993	$(143)	$—	$31,078

Nine months ended Sept. 30, 2006
Revenues from:
External customers	$440,378	$105,310	$577	$—	$546,265
Internal customers	91	3,023	—	(3,114)	—
Total revenue	$440,469	$108,333	$577	$(3,114)	$546,265
Segment net income (loss)	$39,217	$1,330	$(459)	$—	$40,088

9. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Millions of dollars)	2007	2006	2007	2006
Net income	$16.7	$16.7	$31.1	$40.1
Other comprehensive income:
After-tax net realized losses on derivative transactions reclassified into earnings (see Note 6)	0.1	0.1	0.1	0.1
Other comprehensive income	0.1	0.1	0.1	0.1
Comprehensive income	$16.8	$16.8	$31.2	$40.2

10. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost

	Three months ended Sept. 30,
	2007 (1)	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$15,520	$15,406	$1,453	$1,659
Interest cost	41,313	38,854	12,619	13,234
Expected return on plan assets	(66,208)	(67,017)	(7,600)	(6,690)
Amortization of transition obligation	—	—	3,644	3,611
Amortization of prior service cost (credit)	6,487	7,424	(545)	(544)
Amortization of net loss	4,211	4,339	3,550	6,200
Net periodic benefit cost (credit)	1,323	(994)	13,121	17,470
Credits not recognized due to the effects of regulation	2,787	3,159	—	—
Additional cost recognized due to the effects of regulation	—	—	972	972
Net benefit cost recognized for financial reporting	$4,110	$2,165	$14,093	$18,442

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(245)	$(315)	$479	$660

	Nine months ended Sept. 30,
	2007 (1)	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$46,560	$46,220	$4,359	$4,975
Interest cost	123,939	116,560	37,857	39,704
Expected return on plan assets	(198,624)	(201,049)	(22,800)	(20,068)
Amortization of transition obligation	—	—	10,932	10,833
Amortization of prior service cost (credit)	19,461	22,272	(1,635)	(1,634)
Amortization of net loss	12,633	13,015	10,650	18,598
Net periodic benefit cost (credit)	3,969	(2,982)	39,363	52,408
Credits not recognized due to the effects of regulation	8,361	9,477	—	—
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost recognized for financial reporting	$12,330	$6,495	$42,281	$55,326

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(735)	$(945)	$1,436	$1,979

(1)  Includes qualified and non-qualified pension net periodic benefit cost.

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims, actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2006 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended Sept. 30, 2007.

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

RESULTS OF OPERATIONS

NSP-Wisconsin’s net income was $31.1 million for the first nine months of 2007, compared with $40.1 million for the first nine months of 2006.

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

	Nine months ended Sept. 30,
(Millions of dollars)	2007	2006

Total electric utility revenues	$476	$440
Electric fuel and purchased power	(275)	(234)
Total electric utility margin	$201	$206
Margin as a percentage of revenues	42.2%	46.8%

The following summarizes the components of the changes in base electric revenues and base electric margin for the nine months ended Sept. 30:

Base Electric Revenues

(Millions of dollars)	2007 vs. 2006

Interchange agreement billing with NSP-Minnesota	$21
Retail sales growth (excluding impact of weather)	5
Fuel and purchased power cost recovery	5
Firm wholesale	3
Other	2
Total increase in base electric revenues	$36

Base Electric Margin

(Millions of dollars)	2007 vs. 2006

Fuel and purchased power cost recovery	$(14)
Interchange agreement billing with NSP-Minnesota (net of deferrals)	6
Retail sales growth (excluding impact of weather)	5
Firm wholesale	1
Other	(3)
Total decrease in base electric margin	$(5)

Natural Gas Utility Margins

The following table details the change in natural gas revenues and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Nine months ended Sept. 30,
(Millions of dollars)	2007	2006

Natural gas revenues	$100	$105
Cost of natural gas purchased and transported	(75)	(82)
Natural gas margin	$25	$23

The following summarizes the components of the changes in natural gas revenues and margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of dollars)	2007 vs. 2006

Purchased gas adjustment clause recovery	$(6)
Sales decline (excluding impact of weather)	(1)
Other	2
Total decrease in natural gas revenues	$(5)

Natural Gas Margin

(Millions of dollars)	2007 vs. 2006

Sales mix	$1
Other	1
Total increase in natural gas margin	$2

Non-Fuel Operating Expense and Other Items

The following summarizes the components of the changes in other utility operating and maintenance expense for the nine months ended Sept. 30:

(Millions of dollars)	2007 vs. 2006

Higher plant costs	$2
Higher transmission interchange expense	2
Higher labor costs	2
Lower employee benefit costs	(1)
Other	1
Total increase in operating and maintenance expense	$6

Depreciation and Amortization – Depreciation and amortization expense increased by approximately $1.7 million, or 4.4 percent, for the first nine months of 2007 compared with the first nine months of 2006. The increase was primarily due to capital additions.

Income Tax - Income tax expense decreased by approximately $2.3 million for the first nine months of 2007 compared with the first nine months of 2006. The decrease was primarily due to a decrease in pretax income in 2007 and higher prior year tax benefits accrued in 2006. The effective tax rate was 38.8 percent for the first nine months of 2007, compared with 35.5 percent for the same period in 2006. The increase in the effective tax rate was primarily due to higher prior year tax benefits in 2006. Without these benefits, the effective tax rate would have been 37.3 percent for 2006.

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

The electric production and transmission system of NSP-Minnesota is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System. On Sept. 18, 2007, portions of the NSP System and transmission systems west and north of NSP-Minnesota briefly islanded from the rest of the Eastern Interconnection , as a result of a series of transmission line outages. The initial transmission line outage appears to have occurred on the NSP-Minnesota transmission system due to a failure of a 345 KV conductor during severe weather, and approximately 6,000 NSP-Wisconsin customers temporarily lost power. The Midwest Reliability Organization (MRO), the NERC regional entity responsible for oversight of electric system reliability in the upper Midwest, including the NSP System, has initiated an independent incident analysis.

Electric Transmission Rate Regulation — The FERC also regulates the rates charged and terms and conditions for electric transmission services. FERC policy encourages utilities to turn over the functional control over their electric transmission assets and the related responsibility for the sale of electric transmission services to a RTO. NSP-Wisconsin is a member of the MISO. Each RTO separately files regional transmission tariff rates for approval by the FERC. All members within that RTO are then subjected to those rates.

On Feb. 15, 2007, the FERC issued final rules adopting revisions to its 1996 open access transmission rules. NSP-Wisconsin submitted the initial required revisions to its Open Access Transmission Tariff (OATT) on July 13, 2007 and Sept. 11, 2007, as required.

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

Centralized Regional Wholesale Markets — FERC rules allow RTOs to operate centralized regional wholesale energy markets. The FERC required the MISO to begin operation of a “Day 2” wholesale energy market on April 1, 2005. MISO uses security constrained regional economic dispatch and congestion management using locational marginal pricing (LMP) and Financial Transmission Rights (FTRs). The Day 2 market is intended to provide more efficient generation dispatch over the 15 state MISO region, including NSP-Wisconsin.

On Feb. 15, 2007, the MISO filed for FERC approval to establish a “Day 3” centralized regional wholesale ancillary services market (ASM) in 2008. The ASM is intended to provide further efficiencies in generation dispatch by allowing for regional regulation response and contingency reserve services through a bid-based market mechanism. MISO would consolidate the operation of 22 existing North American Electric Reliability Council (NERC) approved balancing authorities (the entity responsible for maintaining reliable operations for a defined geographic region) into a single regional balancing authority.

The ASM and balancing authority consolidation are expected to benefit NSP-Wisconsin’s integrated operation by reducing the total cost of intermittent generation resources such as wind energy. On June 21, 2007, the FERC issued an order rejecting the ASM. The FERC stated the ASM could still be implemented in 2008.

On Sept. 14, 2007, MISO again filed for FERC approval to establish a regional ASM whereby MISO would provide bid-based regulation response and contingency reserve markets and provide for the consolidation of balancing authorities. The revised ASM is now proposed to be effective in June 2008. Xcel Energy generally supports implementation of the ASM, since it will allow native NSP System generation to be used more efficiently, because certain generation will not always need to be held in reserve, and the ASM is expected to facilitate the operation of intermittent wind generation on the NSP System required to achieve state-mandated renewable energy supply standards. Comments on the ASM proposal were filed Oct. 15, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Oct. 29, 2007.

Northern States Power Co. (a Wisconsin corporation)
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer