Form 10-K
period 2007-12-31
NORTHERN STATES POWER CO /WI/
filed 2008-02-25
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended Dec. 31, 2007

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☐  Large accelerated filer        ☐  Accelerated filer        ☒  Non-accelerated filer     ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of Feb. 25, 2008, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.

DOCUMENTS INCORPORATED BY REFERENCE: Xcel Energy Inc.’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K

Northern States Power Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

INDEX

PART I
Item 1 — Business
DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS
COMPANY OVERVIEW
ELECTRIC UTILITY OPERATIONS
Overview
Summary of Recent Federal Regulatory Developments
Public Utility Regulation
Capacity and Demand
Energy Sources and Related Transmission Initiatives
Fuel Supply and Costs
Wholesale Commodity Marketing Operations
Electric Operating Statistics
NATURAL GAS UTILITY OPERATIONS
Public Utility Regulation
Capability and Demand
Natural Gas Supply and Costs
Natural Gas Operating Statistics
ENVIRONMENTAL MATTERS
EMPLOYEES
Item 1A — Risk Factors
Item 1B — Unresolved SEC Staff Comments
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
Item 8 — Financial Statements and Supplementary Data
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A(T) — Controls and Procedures
Item 9B — Other Information

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
Item 11 — Executive Compensation
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13 — Certain Relationships, Related Transactions and Director Independence
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
FERC

Federal Energy Regulatory Commission. The U.S. agency that regulates the rates and services for transportation of electricity and natural gas, the sale of wholesale electricity, in interstate commerce, including the sale of electricity at market-based rates and accounting requirements for utility holding companies, service companies and public utilities.

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

NERC	North American Electric Reliability Council
NRC	Nuclear Regulatory Commission. The federal agency that regulates the operation of nuclear power plants.
PSCW	Public Service Commission of Wisconsin. The state agency that regulates the retail rates, services, securities issuances and other aspects of NSP-Wisconsin’s operations in Wisconsin.
PUHCA

Public Utility Holding Company Act of 2005. Successor to the Public Utility Holding Company Act of 1935, which was enacted to regulate the corporate structure and financial operations of utility holding companies. Eliminates most federal regulation of utility holding companies. Transfers other regulatory authority from the SEC to the FERC.

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

ARO	Asset Retirement Obligation
CO2	Carbon dioxide
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
COLI	Corporate-owned life insurance
decommissioning

The process of closing down a nuclear facility and reducing the residual radioactivity to a level that permits the release of the property and termination of license. Nuclear power plants are required by the NRC to set aside funds for their decommissioning costs during operation.
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

GHG	Greenhouse Gas
LNG	Liquefied natural gas. Natural gas that has been converted to a liquid.
mark-to-market	The process whereby an asset or liability is recognized at fair value.
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investor Services Inc.
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

NOx	Nitrogen oxide
nonutility	All items of revenue, expense and investment not associated, either by direct assignment or by allocation, with providing service to the utility customer.
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

SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services
TEMT	Transmission and Energy Markets Tariff
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

COMPANY OVERVIEW

NSP-Wisconsin was incorporated in 1901 under the laws of Wisconsin.  NSP-Wisconsin is an operating utility engaged in the generation, transmission, distribution and sale of electricity in portions of northwestern Wisconsin and in the western portion of the Upper Peninsula of Michigan.  The wholesale customers served by NSP-Wisconsin comprised approximately 8 percent of the total sales in 2007.  NSP-Wisconsin also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in the same service territory.  NSP-Wisconsin provides electric utility service to approximately 246,000 customers and natural gas utility service to approximately 102,000 customers.  Approximately 98 percent of NSP-Wisconsin’s retail electric operating revenues were derived from operations in Wisconsin during 2007.  Generally, NSP-Wisconsin’s earnings comprise approximately 5 percent to 10 percent of Xcel Energy’s consolidated net income.

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

NSP-Wisconsin conducts its utility business in the following reportable segments: regulated electric utility, regulated natural gas utility and all other.  Comparative segment revenues and related financial information for fiscal 2007, 2006 and 2005 are set forth in Note 13 to the accompanying consolidated financial statements.

NSP-Wisconsin focuses on growing through investments in electric and natural gas rate base to meet growing customer demands, environmental and renewable energy initiatives and to maintain or increase reliability and quality of service to customers.  NSP-Wisconsin files periodic rate cases with state and federal regulators to earn a return on its investment and recover costs of operations.

ELECTRIC UTILITY OPERATIONS

Overview

Climate Change and Clean Energy — Like most other utilities, NSP-Wisconsin is subject to a significant array of environmental regulations focused on many different aspects of its operations.  There are significant future environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change.  NSP-Wisconsin’s electric generating facilities are likely to be subject to regulation under climate change policies introduced at either the state or federal level within the next few years.  Several of the states in which we operate have proposed or implemented clean energy policies, such as renewable energy portfolio standards or demand side management (DSM) programs, in part designed to reduce the emissions of GHGs.  Congress and federal policy makers are considering climate change legislation and a variety of national climate change policies.  NSP-Wisconsin is advocating with state and federal policy makers for climate change and clean energy policies that will result in significant long-term reduction in GHG emissions, develop low-emitting technologies and secure, cost-effective energy supplies for our customers and our nation.

While NSP-Wisconsin is not currently subject to state or federal limits on its GHG emissions, we have undertaken a number of initiatives to prepare for climate change regulation and reduce our GHG emissions. These initiatives include emission reduction programs, energy efficiency and conservation programs, renewable energy development and technology exploration projects.  Although the impact of climate change policy on NSP-Wisconsin will depend on the specifics of state and federal policies and legislation, we believe that, based on prior state commission practice, we would be granted the authority to recover the cost of these initiatives through rates.

Utility Restructuring and Retail Competition — The FERC has continued with its efforts to promote more competitive wholesale markets through open-access transmission and other means.  As a consequence, NSP-Wisconsin and its wholesale customers can purchase from competing wholesale suppliers and use the transmission systems of the utility subsidiaries on a comparable basis to the utility subsidiaries’ to serve their native load.  NSP-Wisconsin supports the continued development of wholesale competition and non-discriminatory wholesale open access transmission services.  In 2002, NSP-Wisconsin began providing its Michigan electric customers with the opportunity to select an alternative electric energy provider.  To date, no NSP-Wisconsin customers have selected an alternative electric energy provider.

The retail electric business faces competition as industrial and large commercial customers have the ability to own or operate facilities to generate their own electricity.  In addition, customers may have the option of substituting other fuels, such as natural gas or steam/chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region.  While NSP-Wisconsin faces these challenges, it believes its rates are competitive with currently available alternatives.

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

FERC Rules Implementing Energy Policy Act of 2005 (Energy Act) — The Energy Act repealed PUHCA effective Feb. 8, 2006.  In addition, the Energy Act required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act.  Since Aug. 2005, the FERC has completed several rulemaking proceedings to modify its regulations on a number of subjects, including:

•              Adopting regulations to establish a national Electric Reliability Organization (ERO) to replace the voluntary NERC structure and requiring the ERO to establish mandatory electric reliability standards and imposition of financial or other penalties for violations of adopted standards;

•              Certifying the NERC as the ERO and adopting rules making 83 NERC reliability standards mandatory and subject to potential financial penalties up to $1 million per day per violation for non-compliance effective June 18, 2007; and approving delegation agreements between NERC and various regional entities, including the Midwest Reliability Organization (MRO), SPP and Western Electricity Coordinating Council (WECC), whereby the regional entities will be responsible for regional enforcement of approved NERC standards.  On Dec. 21, 2007, the FERC approved seven additional NERC mandatory standards to be effective in first quarter 2008;

•              Adopting rules allowing utilities to seek to eliminate their mandatory Public Utility Regulatory Policies Act (PURPA) QF power purchase obligations for utilities in organized wholesale energy markets such as MISO and SPP; and

•              Adopting rules to establish incentives for investment in new electric transmission infrastructure.

During 2007, both state and federal legislative initiatives were introduced, with the Xcel Energy subsidiaries taking an active role in their development.

While NSP-Wisconsin cannot predict the ultimate impact the new regulations will have on its operations or financial results, NSP-Wisconsin is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Electric Transmission Rate Regulation — The FERC regulates the rates charged and terms and conditions for electric transmission services. FERC policy encourages utilities to turn over the functional control over their electric transmission assets and the related responsibility for the sale of electric transmission services to an RTO. NSP-Minnesota and NSP-Wisconsin are members of the MISO RTO. Each RTO separately files regional transmission tariff rates for approval by the FERC. All members within that RTO are then subjected to those rates.

On Feb. 15, 2007, the FERC issued final rules (Order No. 890) adopting revisions to its  open access transmission service rules. Xcel Energy submitted the required compliance revisions to its Open Access Transmission Tariff (OATT) on July 13, 2007, Sept. 11, 2007 and Dec. 7, 2007, as required. The compliance filings are pending FERC action.  On Dec. 28, 2007, The FERC issued an order on rehearing making certain modifications to Order No. 890.  The revised rules will be effective in March 2008.  Xcel Energy is now reviewing the amended final rules.

In addition, in January 2007, the FERC issued interim and proposed rules to modify the current FERC standards of conduct rules governing the functional separation of the Xcel Energy electric transmission function from the wholesale sales and marketing function. The proposed rules are pending final FERC action.

While NSP-Wisconsin cannot predict the ultimate impact the new regulations will have on its operations or financial results,

NSP-Wisconsin is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Centralized Regional Wholesale Markets — FERC rules allow RTO’s to operate centralized regional wholesale energy markets.  In April 2005, MISO began operation of a “Day 2” regional day-ahead and real time wholesale energy market. MISO uses security constrained regional economic dispatch and congestion management using Locational Marginal Pricing (LMP) and FTRs. The Day 2 market is intended to provide more efficient generation dispatch over the 15 state MISO region, including the NSP System.

In September 2007, MISO filed for FERC approval to establish a centralized regional wholesale ancillary services market (ASM) in the second quarter of 2008.  The ASM is intended to provide further efficiencies in generation dispatch by allowing for regional regulation response and contingency reserve services through a bid-based market mechanism co-optimized with the Day 2 energy market. In addition, MISO would consolidate the operation of approximately 20 existing NERC approved balancing authorities (the entity responsible for maintaining reliable operations for a defined geographic region) into a single regional balancing authority.   Xcel Energy generally supports implementation of the ASM, because it is expected to allow native NSP System generation to be used more efficiently, as certain generation will not always need to be held in reserve and to facilitate the operation of intermittent wind generation on the NSP System required to achieve state-mandated renewable energy supply standards. Comments on the ASM proposal were filed on Oct. 15, 2007 and the FERC held a technical conference on certain market power issues in November 2007.  The proposal is pending FERC action.  If the FERC approves the ASM tariff in February 2008 without material conditions, and if MISO can demonstrate system and operation readiness, MISO would implement the ASM on June 1, 2008.  If approved by the FERC, NSP-Minnesota and NSP-Wisconsin expect to file for state regulatory approvals, as necessary, to recover ASM costs via their fuel and purchased energy cost recovery mechanisms in first quarter 2008.

In another development affecting regional wholesale markets, in December 2007, MISO and some MISO transmission owners, including NSP-Minnesota and NSP-Wisconsin, filed proposed changes to the MISO TEMT affecting the revenue distribution of transmission revenues.  Without the proposed tariff change, certain MISO transmission owners would experience an increase in prospective transmission revenues, while the revenues to other MISO transmission owners would correspondingly decrease.  The proposed change did not affect 2007 results, but would essentially preserve the historic allocation of transmission service revenues in 2008 and future years.  In December 2007, Ameren - Union Electric (Ameren UE) protested the proposed change.  In February 2008, the FERC issued an order accepting the MISO tariff change effective Feb. 4, 2008 and rejecting the Ameren-UE protest.

Market Based Rate Rules — In 2007, the FERC issued a final order governing its market-based rate authorizations to electric utilities. The FERC reemphasized its commitment to market-based pricing, but is revising the tests it uses to assess whether a utility has market power and has emphasized that it intends to exercise greater oversight where it has market-based rate authorizations.  NSP-Wisconsin has been granted market-based rate authority and will be subject to the new rule.

Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — Retail rates, services and other aspects of NSP-Wisconsin’s operations are regulated by the PSCW and the MPSC, within their respective states. In addition, each of the state commissions certifies the need for new generating plants and electric transmission lines before the facilities may be sited and built. NSP-Wisconsin is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, hydroelectric generation licensing, accounting practices, wholesale sales for resale and the transmission of electricity in interstate commerce. NSP-Wisconsin has received authorization from the FERC to make wholesale electric sales at market-based prices (see market-based rate authority discussion).

The PSCW has a biennial base-rate filing requirement. By June of each odd-numbered year, NSP-Wisconsin must submit a rate filing for the test year beginning the following January.

Fuel and Purchased Energy Cost Recovery Mechanisms — NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers. Instead, it has a procedure that compares actual monthly and anticipated annual fuel costs with those costs that were included in the latest retail electric rates. If the comparison results in a difference of 2 percent above or below base rates, the PSCW may hold hearings limited to fuel costs and revise rates upward or downward. Any revised rates would remain in effect until the next rate change. The adjustment approved is calculated on an annual basis, but applied prospectively. NSP-Wisconsin’s wholesale electric rate schedules include an FCA (wholesale) to provide for adjustments to billings and revenues for changes in the cost of fuel and purchased energy.

NSP-Wisconsin’s retail electric rate schedules for Michigan customers include power supply cost recovery factors, which are based on 12-month projections. After each 12-month period, a reconciliation is submitted whereby over-collections are refunded and any under-collections are collected from the customers over the subsequent 12-month period.

Wisconsin Renewable Portfolio Standard — The Wisconsin legislature passed a Renewable Portfolio Standard (RPS) that requires 10 percent of electric sales statewide be supplied by renewable energy sources by the year 2015.  However, under the RPS, each individual utility must increase its renewable percentage by 6 percent over its baseline level. For NSP-Wisconsin the RPS is 12.85 percent since its baseline percentage was 6.85 percent.  NSP-Wisconsin anticipates it will meet the RPS requirements with its pro-rata share of existing and planned renewable generation on the NSP system. Costs associated with complying with the standard are recoverable through general rate cases and the fuel cost recovery mechanism described above.

Capacity and Demand

Uninterrupted system peak demand for the NSP System’s electric utility for each of the last three years and the forecast for 2008, assuming normal weather, are listed below.

	System Peak Demand (in MW)
	2005	2006	2007	2008 Forecast

NSP System	9,104	9,859	9,427	9,737

The peak demand for the NSP System typically occurs in the summer. The 2007 uninterrupted system peak demand for the NSP System occurred on July 26, 2007.

Energy Sources and Related Transmission Initiatives

The NSP System expects to use existing electric generating stations, power purchases, DSM options, new generation facilities and phased expansion of existing generation at select power plants to meet its net dependable system capacity requirements.

Purchased Power — Through the Interchange Agreement, NSP-Wisconsin receives power purchased by NSP-Minnesota from other utilities and independent power producers.  Capacity is the measure of the rate at which a particular generating source produces electricity.  Energy is a measure of the amount of electricity produced from a particular generating source over a period of time.  Long-term purchase power contracts typically require a periodic payment to secure the capacity from a particular generating source and a charge for the associated energy actually purchased from such generating source.

On behalf of the NSP System, NSP-Minnesota also makes short-term purchases to replace generation from company-owned units that are unavailable due to maintenance and unplanned outages, to comply with minimum availability requirements, to obtain energy at a lower cost than that which could be produced by other resource options, including company-owned generation and/or long-term purchase power contracts and for various other operating requirements.

Purchased Transmission Services — In addition to using their integrated transmission system, NSP-Wisconsin and NSP-Minnesota have contractual arrangements with MISO and regional transmission service providers to deliver power and energy to the NSP System for native load customers, which are retail and wholesale load obligations with terms of more than one year.

NSP System Resource Plan — In December 2007, NSP-Minnesota filed its 2007 Resource Plan with the MPUC.  The plan incorporates the actions needed to comply with expansive new legislation regarding GHG emissions control, renewable energy procurement and DSM adopted by the 2007 Minnesota legislature.  Due to the expansion of wind generation procurement and DSM obligations, the plan indicates that the type of incremental resources has changed from prior plans.  Key highlights of the plan include:

•              Additional wind generation resources of 2,600 MW, allowing NSP-Minnesota to comply with our Renewable Energy Standard (RES) of 30 percent renewable energy by 2020.

•              Increase in DSM of approximately 30 percent energy savings and 50 percent demand savings.

•              Seek license renewals for Prairie Island’s two units through 2033 and 2034, respectively, and expand capacity at Prairie Island by 160 MW and Monticello by 71 MW.

•              Request approval to make environmental upgrades at Sherco, while expanding capacity by 80 MW. The environmental upgrades would result in a significant reduction in overall SO2, NOx and mercury emissions from the facility.

•              Negotiate and seek approval of purchases from Manitoba Hydro for 375 MW of intermediate and 350 MW of peaking resources beginning in 2015.

•              Incremental peaking and intermediate generation needs of 2,300 MWs.

•              Carbon emission reductions of 22 percent below 2005 levels by 2020, a six million ton reduction.

The MPUC will set a schedule for consideration of the plan early in 2008.

Fuel Supply and Costs

For the NSP System, the following table shows the delivered cost per MMBtu of each significant category of fuel consumed for electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels during such years.

NSP System	Coal*		Nuclear		Natural Gas		Average Fuel
Generating Plants	Cost	Percent	Cost	Percent	Cost	Percent	Cost

2007	$1.56	57%	$0.51	38%	$7.60	4%	$1.47
2006	1.12	59	0.46	38	7.28	3	1.08
2005	1.04	60	0.46	36	8.32	3	1.11

*Includes refuse-derived fuel and wood

See additional discussion of fuel supply and costs under Risks Associated with Our Business under Item 1A.

Fuel Sources — The NSP System normally maintains approximately 30 days of coal inventory at each plant site.  Coal inventory levels, however, vary widely among plants.  Coal supply inventories at Dec. 31, 2007, were approximately 47 days usage, based on the maximum burn rate for all of NSP-Minnesota’s coal-fired plants.  NSP-Minnesota’s generation stations use low-sulfur western coal purchased primarily under long-term contracts with suppliers operating in Wyoming and Montana.  Estimated coal requirements at NSP-Minnesota and NSP-Wisconsin’s major coal-fired generating plants are approximately 12.4 million tons per year.

NSP-Wisconsin and NSP-Minnesota have contracted for coal supplies to provide approximately 100 percent of its coal requirements in 2008, 63 percent of its coal requirements in 2009 and 39 percent of its coal requirements in 2010.  Any remaining requirements will be filled through a request for proposal (RFP) process according to the fuel supply operations procurement strategy.

NSP-Wisconsin and NSP-Minnesota have a number of coal transportation contracts that provide for delivery of approximately 100 percent of 2008, 2009 and 2010 coal requirements.  Coal delivery may be subject to short-term interruptions or reductions due to transportation problems, weather and availability of equipment.

To operate NSP-Minnesota’s nuclear generating plants, NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication.  The contract strategy involves a portfolio of spot purchases and medium- and long-term contracts for uranium, conversion and enrichment with multiple producers and with a focus on geographical diversification to minimize potential impacts caused by supply interruptions that may be exacerbated by the supply/demand imbalance.

•              Current nuclear fuel supply contracts cover 100 percent of uranium concentrates requirements through 2008, approximately 63 percent of the requirements for 2009, 72 percent of the requirements for 2010 through 2012, 69 percent of the requirements for 2013 through 2015, 28 percent of the requirements for 2016 and 2017, with no coverage of requirements for 2018 and beyond.  Contracts with additional uranium concentrate suppliers are currently in various stages of negotiations that are expected to provide a portion of the remaining open requirements through 2019.

•              Current contracts for conversion services cover 100 percent of the requirements through 2011 and approximately 52 percent of the requirements from 2012 through 2015, with no coverage for 2016 and beyond.

•              Current enrichment services contracts cover 100 percent of 2008 and approximately 94 percent of the 2009 requirements.  Approximately 29 percent of the 2010 through 2013 enrichment services requirements are currently covered with no coverage of requirements for 2014 and beyond.  These current contracts expire at varying times between 2009 and 2013.  A contract for additional enrichment services is being negotiated to provide 100 percent coverage for 2009 through 2013.

•              The fuel fabrication contract for Monticello was extended during 2007 to cover one additional reload in 2011.  Prairie Island’s fuel fabrication is 100 percent committed for six reloads with an option to extend for three additional reloads. The six reloads provide for fabrication services through at least 2013, while adding the optional reloads would provide for is fabrication services to at least 2015.  Request for proposals from the fuel fabrication vendors for additional supply for Monticello planned for 2008 with contract negotiations to follow.

NSP-Minnesota expects sufficient uranium, conversion and enrichment to be available for the total fuel requirements of its nuclear generating plants.  Contracts for additional uranium are currently being negotiated that would provide additional supply requirements through 2019.  Some exposure to price volatility will remain, due to index-based pricing structures on the contracts.

The NSP System uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers.  Natural gas supplies and associated transportation and storage services for power plants are procured under contracts with various terms to provide an adequate supply of fuel.  The NSP System presently has no long-term supply commitments.  The transportation and storage contracts expire in various years from 2010 to 2028.  Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2007, NSP-Minnesota’s commitments related to these transportation and storage contracts were approximately $575 million.  The NSP System has limited on-site fuel oil storage facilities and relies on the spot market for incremental supplies, if needed.

Electric Operating Statistics

	Year Ended Dec. 31,
	2007		2006		2005
Electric Sales (Millions of Kwh)
Residential	1,958		1,924		1,928
Commercial and Industrial	4,373		4,211		4,176
Public Authorities and Other	38		38		37
Total Retail	6,369		6,173		6,141
Wholesale	575		571		570
Total Energy Sold	6,944		6,744		6,711

Number of Customers at End of Period
Residential	208,415		207,451		204,985
Commercial and Industrial	36,754		36,334		35,590
Public Authorities and Other	1,144		1,141		1,102
Total Retail	246,313		244,926		241,677
Wholesale	10		10		10
Total Customers	246,323		244,936		241,687

Electric Revenues (Thousands of Dollars)
Residential	$183,264		$178,324		$153,455
Commercial and Industrial	287,860		273,315		236,287
Public Authorities and Other	4,973		4,964		4,622
Total Retail	476,097		456,603		394,364
Wholesale	32,403		27,785		27,385
Interchange Revenues from NSP-Minnesota	120,218		99,403		98,604
Other Electric Revenues	3,115		1,258		4,109
Total Electric Revenues	$631,833		$585,049		$524,462

Kwh Sales per Retail Customer	25,857		25,204		25,410
Revenue per Retail Customer	$1,932.89		$1,864.25		$1,631.78
Residential Revenue per Kwh	9.36	¢	9.27	¢	7.96	¢
Commercial and Industrial Revenue per Kwh	6.58		6.49		5.66
Wholesale Revenue per Kwh	5.64		4.87		4.80

NATURAL GAS UTILITY OPERATIONS

The most significant recent developments in the natural gas operations of NSP-Wisconsin are the continued volatility in wholesale natural gas market prices and the continued trend toward declining use per customer by residential customers as a result of improved building construction technologies and higher appliance efficiencies.  From 1996 to 2007, average annual sales to the typical NSP-Wisconsin residential customer declined from 89 MMBtu per year to 74 MMBtu per year on a weather-normalized basis.  Although recent wholesale price increases do not directly affect earnings because of gas cost recovery mechanisms, the high prices are expected to encourage further efficiency efforts by customers.

For a further discussion of rate and regulatory matters see Note 10 to the consolidated financial statements.

Public Utility Regulation

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

Natural Gas Cost Recovery Mechanisms — NSP-Wisconsin has a retail purchased gas adjustment cost recovery mechanism for Wisconsin operations to recover changes in the actual cost of natural gas and transportation and storage services. The PSCW has the authority to disallow certain costs if it finds the utility was not prudent in its procurement activities.

NSP-Wisconsin’s natural gas rate schedules for Michigan customers include a natural gas cost recovery factor, which is based on 12-month projections. After each 12-month period, a reconciliation is submitted whereby over-collections are refunded and any under-collections are collected from the customers over the subsequent 12-month period.

Capability and Demand

Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).  The maximum daily send-out (firm and interruptible) for NSP-Wisconsin was 173,617 MMBtu for 2007, which occurred on Feb. 4, 2007.

NSP-Wisconsin purchases natural gas from independent suppliers.  These purchases are generally priced based on market indices that reflect current prices.  The natural gas is delivered under natural gas transportation agreements with interstate pipelines.  These agreements provide for firm deliverable pipeline capacity of approximately 129,511 MMBtu/day.  In addition, NSP-Wisconsin has contracted with providers of underground natural gas storage services.  These storage agreements provide storage for approximately 26 percent of winter natural gas requirements and 40 percent of peak day, firm requirements of NSP-Wisconsin.

NSP-Wisconsin also owns and operates one LNG plant with a storage capacity of 270,000 Mcf equivalent and one propane-air plant with a storage capacity of 2,700 Mcf equivalent to help meet its peak requirements.  These peak-shaving facilities have production capacity equivalent to 18,408 MMBtu of natural gas per day, or approximately 13 percent of peak day firm requirements.  LNG and propane-air plants provide a cost-effective alternative to annual fixed pipeline transportation charges to meet the peaks caused by firm space heating demand on extremely cold winter days.

NSP-Wisconsin is required to file a natural gas supply plan with the PSCW annually to change natural gas supply contract levels to meet peak demand.  NSP-Wisconsin’s winter 2007-2008 supply plan was approved by the PSCW in November 2007.

Natural Gas Supply and Costs

NSP-Wisconsin actively seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio that provides increased flexibility, decreased interruption and financial risk and economical rates.  In addition, NSP-Wisconsin conducts natural gas price hedging activity that has been approved by the PSCW.  This diversification involves numerous domestic and Canadian supply sources with varied contract lengths.

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by NSP-Wisconsin’s regulated retail natural gas distribution business:

2007	$7.56
2006	8.42
2005	8.64

The cost of natural gas supply, transportation service and storage service is recovered through various cost recovery adjustment mechanisms.

NSP-Wisconsin has firm natural gas transportation contracts with several pipelines, which expire in various years from 2008 through 2027.

NSP-Wisconsin has certain natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2007, NSP-Wisconsin was committed to approximately $80 million in such obligations under these contracts.

NSP-Wisconsin purchased firm natural gas supply utilizing short-term agreements from approximately 25 domestic and Canadian suppliers.  This diversity of suppliers and contract lengths allows NSP-Wisconsin to maintain competition from suppliers and minimize supply costs.

Natural Gas Operating Statistics

	Year Ended Dec. 31,
	2007	2006	2005
Natural Gas Sales (Thousands of MMBtu)
Residential	6,510	5,750	6,484
Commercial and Industrial	8,268	7,953	7,977
Other	1,884	865	1,045
Total Retail	16,662	14,568	15,506
Transportation	3,923	3,245	4,404
Total Deliveries	20,585	17,813	19,910

Number of Customers at End of Period
Residential	89,640	88,670	86,937
Commercial and Industrial	11,934	11,771	11,490
Total Retail	101,574	100,441	98,427
Transportation	22	22	22
Total Customers	101,596	100,463	98,449

Natural Gas Revenues (Thousands of Dollars)
Residential	$72,567	$69,646	$76,562
Commercial and Industrial	73,590	77,407	78,221
Total Retail	146,157	147,053	154,783
Transportation and Other	2,684	2,189	1,842
Total Natural Gas Revenues	$148,841	$149,242	$156,625

MMBtu Sales per Retail Customer	164.04	145.04	157.54
Revenue per Retail Customer	$1,438.92	$1,464.07	$1,572.57
Residential Revenue per MMBtu	11.15	12.11	11.81
Commercial and Industrial Revenue per MMBtu	8.90	9.73	9.81
Transportation and Other Revenue per MMBtu	0.68	0.67	0.42

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

NSP-Wisconsin strives to comply with all environmental regulations applicable to its operations. However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, what effect future laws or regulations may have upon NSP-Wisconsin’s operations. For more information on environmental contingencies, see Note 11 to the consolidated financial statements.

EMPLOYEES

The number of full-time NSP-Wisconsin employees on Dec. 31, 2007 was 543.  Of these full-time employees, 408, or 75 percent, are covered under collective bargaining agreements.  See Note 6 in the consolidated financial statements for further discussion of the bargaining agreements.  Employees of Xcel Energy Services Inc., a subsidiary of Xcel Energy, also provide services to NSP-Wisconsin and are not considered in the above amounts.

Item 1A — Risk Factors

Risks Associated with Our Business

Our profitability depends in part on our ability to recover costs from our customers and there may be changes in circumstances or in the regulatory environment that impair our ability to recover costs from our customers.

We are subject to comprehensive regulation by federal and state utility regulatory agencies. The state utility commissions regulate many aspects of our utility operations, including siting and construction of facilities, customer service and the rates that we can charge customers.  The FERC has jurisdiction, among other things, over wholesale rates for electric transmission service and the sale of electric energy in interstate commerce.

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers.  We currently provide service at rates approved by one or more regulatory commissions.  These rates are generally regulated based on an analysis of our expenses incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our expenses at any given time.  While rate regulation is premised on providing a reasonable opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.   Rising fuel costs could increase the risk that we will not be able to fully recover our costs from our customers.  Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.  If all of our costs are not recovered through customer rates, we could incur financial operating losses, which, over the long term, could jeopardize our ability to meet our financial obligations.

Management currently believes these prudently incurred costs are recoverable given the existing regulatory mechanisms in place.   However, changes in regulations or the imposition of additional regulations, including additional environmental regulation or regulation related to climate change, could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including debt payments.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.

We cannot be assured that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.  In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.  For example, Standard and Poor’s calculates an imputed debt associated with capacity payments from purchase power contracts.   An increase in the overall level of capacity payments would increase the amount of imputed debt, based on Standard and Poor’s methodology.  Therefore, our credit ratings could be adversely affected based on the level of capacity payments associated with purchase power contracts or changes in how imputed debt is determined.  Any downgrade could lead to higher borrowing costs.

We are subject to interest rate risk.

If interest rates increase, we may incur increased interest expense on variable interest debt or short-term borrowings, which could have an adverse impact on our operating results.

We are subject to capital market risk.

NSP-Wisconsin’s operations require significant capital investment in plant, property and equipment; consequently, NSP-Wisconsin is an active participant in debt and equity markets.   Any disruption in capital markets could have a material impact on our ability to fund our operations.   Capital markets are global in nature and are impacted by numerous events throughout the world economy.  Capital market disruption events, as evidenced by the collapse in the U.S. sub-prime mortgage market, could prevent NSP-Wisconsin from issuing new securities or cause us to issue securities with less than ideal terms and conditions.

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

We engage in purchases of natural gas and are subject to market supply and commodity price risk.  We mark certain derivatives to estimated fair market value on a monthly basis (mark-to-market accounting), which may cause earnings volatility.  We utilize quoted observable market prices to the maximum extent possible in determining the value of these derivative commodity instruments.  For positions for which observable market prices are not available, we utilize observable quoted market prices of similar assets or liabilities or indirectly observable prices based on forward price curves of similar markets.  For positions for which the company has unobservable market prices, the company incorporates estimates and assumptions as to a variety of factors such as pricing relationships between various energy commodities and geographic locations. Actual experience can vary significantly from these estimates and assumptions and significant changes from our assumptions could cause significant earnings variability.

If we encounter market supply shortages, we may be unable to fulfill contractual obligations to our retail, wholesale and other customers at previously authorized or anticipated costs.  Any such supply shortages could cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations. Any significantly higher energy or fuel costs relative to corresponding sales commitments would have a negative impact on our cash flows and could potentially result in economic losses.   Potential market supply shortages may not be fully resolved through alternative supply sources and such interruptions may cause short-term disruptions in our ability to provide electric and/or natural gas services to our customers.

We are subject to environmental laws and regulations, compliance with which could be difficult and costly.

We are subject to a number of environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances.  These laws and regulations require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, to install pollution control equipment at our facilities, clean up spills and correct environmental hazards and other contamination.  Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us.  We may be required to pay all or a portion of the cost to remediate (i.e. clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination.  At Dec. 31, 2007, these sites included:

•  the sites of former manufactured gas plants operated by us or our predecessors; and

•  third party sites, such as landfills, at which we are alleged to be a potentially responsible party that sent hazardous materials and wastes.

We are also subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings.  These mandates are designed in part to mitigate the potential environmental impacts of utility operations.  Failure to meet the requirements of these mandates may result in fines or penalties, which could have a material adverse effect on our results of operations.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the operating and maintenance costs incurred to comply with the mandates, it could also have a material adverse effect on our results of operations.

In addition, existing environmental laws or regulations may be revised, new laws or regulations seeking to protect the environment may be adopted or become applicable to us and we may incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

We are subject to physical and financial risks associated with climate change.

There is a growing consensus that emissions of GHGs are linked to global climate change. Climate change creates physical and financial risk.  Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events.  NSP-Wisconsin does not serve any coastal communities so the possibility of sea level rises does not directly affect NSP-Wisconsin or its customers.  Our customers’ energy needs vary with weather conditions, primarily temperature and humidity.  For residential customers, heating and cooling represent their largest energy use. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes.  Increased energy use due to weather changes may require us to invest in more generating assets, transmission and other infrastructure to serve increased load.  Decreased energy use due to weather changes may affect our financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.  Weather conditions outside of the company’s service territory could also have an impact on NSP-Wisconsin’s revenues.  NSP-Wisconsin buys and sells electricity depending upon system needs and market opportunities.  Extreme weather conditions creating high energy demand on our own and/or other systems may raise electricity prices as we buy short-term energy to serve our own system, which would increase the cost of energy we provide to our customers. Severe weather impacts NSP-Wisconsin’s service territories, primarily through thunderstorms, tornadoes and snow or ice storms. We include storm restoration in our budgeting process as a normal business expense and we anticipate continuing to do so. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service.  Changes in precipitation resulting in droughts or water shortages could adversely affect our operations, principally our fossil generating units.  A negative impact to water supplies due to long-term drought conditions could adversely impact our ability to provide electricity to customers, as well as increase the price they pay for energy. We may not recover all costs related to mitigating these physical and financial risks.

To the extent climate change impacts a region’s economic health, it may also impact NSP-Wisconsin’s revenues.  NSP-Wisconsin’s financial performance is tied to the health of the regional economies we serve. The price of energy, as a factor in a region’s cost of living as well as an important input into the cost of goods, has an impact on the economic health of our communities.  The cost of additional regulatory requirements, such as a tax on GHGs or additional environmental regulation, would normally be borne by consumers through higher prices for energy and purchased goods.  To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause NSP-Wisconsin to receive less than ideal terms and conditions.

We may be subject to legislative and regulatory responses to climate change, with which compliance could be difficult and costly.

Legislative and regulatory responses related to climate change create financial risk.  Increased public awareness and concern may result in more regional and/or federal requirements to reduce or mitigate the effects of GHG.  Numerous states have announced or adopted programs to stabilize and reduce GHG and federal legislation has been introduced in both houses of Congress.  NSP-Wisconsin’s electric generating facilities are likely to be subject to regulation under climate change policies introduced at either the state or federal level within the next few years.  NSP-Wisconsin is advocating with state and federal policy makers to design climate change regulation that is effective, flexible, low-cost and consistent with the our environmental leadership strategy.

Many of the federal and state climate change legislative proposals use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap.  Under the proposals, the cap becomes more stringent with the passage of time.  The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year.  The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions for their own operations.

Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions. The impact of legislation and regulations, including a “cap and trade” structure, on NSP-Wisconsin and its customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices.  An important factor is NSP-Wisconsin’s ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed.  We may not recover all costs related to complying with regulatory requirements imposed on Xcel Energy or its operating subsidiaries.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the operating and maintenance costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

Worldwide economic activity has an impact on the demand for basic commodities needed for utility infrastructure, such as steel, copper, aluminum, etc., which may impact our ability to acquire sufficient supplies.  Additionally, the cost of those commodities may be higher than expected.

Our utility operations are subject to long term planning risks.

On a periodic basis, or as needed, our utility operations file long term resource plans.  These plans are based on numerous assumptions over the relevant planning horizon such as: sales growth, economic activity, costs, regulatory mechanisms, impact of technology on sales and production and customer response.  Given the uncertainty in these planning assumptions, there is a risk that the magnitude and timing of resource additions and demand may not coincide.  This could lead to under recovery of costs or insufficient resources to meet customer demand.

We share in the electric production and transmission costs of the NSP-Minnesota system, which is integrated with our system. Accordingly, our costs may be increased due to increased costs associated with NSP-Minnesota’s system.

Our electric production and transmission system is managed on an integrated basis with the electric production and transmission system of NSP-Minnesota. As discussed above, pursuant to the Interchange Agreement between NSP-Minnesota and us, we share, on a proportional basis, all costs related to the generation and transmission facilities of the entire integrated NSP System, including capital costs. Accordingly, if the costs to operate the NSP System increase, or revenue decreases, whether as a result of state or federally mandated improvements or otherwise, our costs could also increase as our revenues could decrease and we cannot guarantee a full recovery of such costs through our rates at the time the costs are incurred.

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

The NRC has authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could necessitate substantial capital expenditures at NSP-Minnesota’s nuclear plants.

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

Our operations could be impacted by war, acts of terrorism, threats of terrorism or disruptions in normal operating conditions due to localized or regional events.

Our generation plants, fuel storage facilities, transmission and distribution facilities and information systems may be targets of terrorist activities that could disrupt our ability to produce or distribute some portion of our energy products.  Any such disruption could result in a significant decrease in revenues and significant additional costs to repair and insure our assets, which could have a material adverse impact on our financial condition and results of operations.  The potential for terrorism has subjected our operations to increased risks and could have a material adverse effect on our business.  While we have already incurred increased costs for security and capital expenditures in response to these risks, we may experience additional capital and operating costs to implement security for plants, including NSP-Minnesota’s nuclear power plants under the NRC’s design basis threat requirements, such as additional physical plant security and additional security personnel.

The insurance industry has also been affected by these events and the availability of insurance covering risks we and our competitors typically insure against may decrease.  In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business.  Because our generation, transmission systems and local natural gas distribution companies are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by an event (severe storm, generator or transmission facility outage, pipeline rupture, railroad disruption, sudden and significant increase or decrease in wind generation) within our operating systems or on a neighboring system or the actions of a neighboring utility.  Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material adverse impact on our financial condition and results.

We are subject to business continuity risks associated with the company’s ability to respond to unforeseen events.

The company’s response to unforeseen events will, in part, determine the financial impact of the event on our financial condition and results.  It’s difficult to predict the magnitude of such events and associated impacts.

We are subject to information security risks.

A security breach of our information systems could subject the company to financial harm associated with theft or inappropriate release of certain types of information, including, but not limited to, customer or system operating information.  We are unable to quantify the potential impact of such an event.

Rising energy prices could negatively impact our business.

Higher fuel costs could significantly impact our results of operations if requests for recovery are unsuccessful.  In addition, the higher fuel costs could reduce customer demand or increase bad debt expense, which could also have a material impact on our results of operations.  Delays in the timing of the collection of fuel cost recoveries as compared with expenditures for fuel purchases could have an impact on our cash flows.  We are unable to predict the future prices or the ultimate impact of such prices on our results of operations or cash flows.

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

There are inherent in our natural gas distribution activities a variety of hazards and operating risks, such as leaks, explosions and mechanical problems, which could cause substantial financial losses.  In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us.  In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses.

The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations.  For our distribution lines located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damages resulting from these risks is greater.

Increased risks of regulatory penalties could negatively impact our business.

The Energy Act increased the FERC’s civil penalty authority for violation of FERC statutes, rules and orders.  The FERC can now impose penalties of $1 million per violation per day.  Effective June 2007, 83 electric reliability standards that were historically subject to voluntary compliance became mandatory and subject to potential civil penalties for violations.  If a serious reliability incident did occur, it could have a material adverse effect on our operations or financial results.

Increasing costs associated with our defined benefit retirement plans and other employee-related benefits may adversely affect our results of operations, financial position, or liquidity.

We have defined benefit and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans.  These estimates and assumptions may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.  In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans beginning in 2008.  Therefore, our funding requirements and related contributions may change in the future.

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

As of Dec. 31, 2007, Xcel Energy had approximately $6.3 billion of long-term debt and $1.7 billion of short-term debt or current maturities.  Xcel Energy provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries of specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2007, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $76.2 million and $0.1 million of exposure.  Xcel Energy has also provided indemnities to sureties in respect of bonds for the benefit of its subsidiaries.  The total amount of bonds with these indemnities outstanding as of Dec. 31, 2007, was approximately $31.6 million.  Xcel Energy’s total exposure under these indemnities cannot be determined at this time.  If Xcel Energy were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund the other contingent liabilities, it could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy.  In 2007, 2006 and 2005 we paid $40.2 million, $42.4 million and $45.7 million of dividends to Xcel Energy, respectively.  If Xcel Energy’s cash requirements increase, our board of directors could decide to increase the dividends we pay to Xcel Energy to help support Xcel Energy’s cash needs.  This could adversely affect our liquidity.  The amount of dividends that we can pay is also limited to some extent by our indenture for our first mortgage bonds.

Item 1B — Unresolved SEC Staff Comments

None

Item 2 — Properties

Virtually all of the utility plant of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Electric utility generating stations:

Station, City and Unit	Fuel	Installed	Summer 2007 Net Dependable Capability (MW)

Combustion Turbine:
Flambeau Station-Park Falls, WI - 1 Unit	Natural Gas/Oil	1969	13
Wheaton-Eau Claire, WI - 6 Units	Natural Gas/Oil	1973	353
French Island-La Crosse, WI - 2 Units	Oil	1974	147

Steam:
Bay Front-Ashland, WI - 3 Units	Coal/Wood/Natural Gas	1948-1956	73
French Island-La Crosse, WI - 2 Units	Wood/RDF*	1940-1948	29

Hydro:
19 Plants		Various	254
		Total	869

*  RDF is refuse-derived fuel, made from municipal solid waste.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2007:

Conductor miles
345 KV	1,312
161 KV	1,495
115 KV	1,529
Less than 115 KV	31,807

NSP-Wisconsin had 203 electric utility transmission and distribution substations at Dec. 31, 2007.

Natural gas utility mains at Dec. 31, 2007:

Miles
Distribution	2,172

Item 3 — Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against NSP-Wisconsin.  Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Other Matters

For a discussion of legal claims and environmental proceedings, see Note 11 to the consolidated financial statements under Item 8, incorporated by reference. For a discussion of proceedings involving utility rates, see Pending and Recently Concluded Regulatory Proceedings under Item 1 and Note 10 to the consolidated financial statements under Item 8, incorporated by reference.

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

NSP-Wisconsin’s first mortgage indenture places certain restrictions on the amount of cash dividends it can pay to Xcel Energy.  In addition, dividends paid by NSP-Wisconsin are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of unappropriated retained earnings only.

The dividends declared during 2007 and 2006 were as follows:

Quarter Ended (Thousands of Dollars)
March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
$10,043	$9,988	$9,642	$9,523

March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
$10,608	$10,677	$10,518	$10,536

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,”  “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” and similar expressions.  Actual results may vary materially.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of NSP-Wisconsin to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates, have an impact on asset operation or ownership or impose environmental compliance conditions, structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under “Risk Factors” in Item 1A and Exhibit 99.01 of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NSP-Wisconsin’s net income was approximately $37.9 million for 2007, compared with approximately $43.7 million for 2006.

Electric Utility Margins — The following table details the change in electric utility revenues and margin.  Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power.  The fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, dramatic changes in costs or periods of extreme temperatures can impact earnings.

	Total Electric Utility
(Millions of Dollars)	2007	2006
Electric utility revenues	$632	$585
Fuel and purchased power	(373)	(323)
Gross margin before operating expenses	$259	$262
Margin as a percentage of revenues	41.0%	44.8%

The following summarizes the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2007 vs 2006
Interchange Agreement billing with NSP-Minnesota (see Note 10)	$20
Fuel and purchased power cost recovery	11
Sales growth (excluding weather impact)	7
Firm wholesale	5
Estimated impact of weather	1
Other	3
Total increase in electric revenues	$47

Electric Margin

(Millions of Dollars)	2007 vs 2006
Fuel recovery	$(14)
Sales growth (excluding weather impact)	7
Interchange Agreement billing with NSP-Minnesota (see Note 10)	3
Firm wholesale	2
Estimated impact of weather	1
Purchased capacity costs	(1)
Other	(1)
Total decrease in electric margin	$(3)

Natural Gas Utility Margins — The following table details the change in natural gas revenues and margin.  The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

(Millions of Dollars)	2007	2006
Natural gas utility revenues	$149	$149
Cost of natural gas purchased and transported	(113)	(116)
Natural gas utility margin	$36	$33

The following summarizes the components of the changes in natural gas revenues and margin for the year ended Dec. 31:

Natural Gas Revenues

(Millions of Dollars)	2007 vs. 2006
Sales mix	$3
Purchased natural gas cost recovery	(3)
Estimated impact of weather	1
Other	(1)
Total increase in natural gas revenues	$0

Natural Gas Margin

(Millions of Dollars)	2007 vs. 2006
Sales mix	$3
Estimated impact of weather	1
Other	(1)
Total increase in natural gas margin	$3

Operating and Maintenance Expenses — Operating and maintenance expenses for 2007 increased $6 million, or 4.5 percent, compared with 2006.  The following summarizes the components of the changes for the year ended Dec. 31:

(Millions of Dollars)	2007 vs. 2006
Higher interchange expense with NSP-Minnesota (see Note 10)	$3
Higher labor costs	2
Lower uncollectible receivable costs	(2)
Higher power plant operating costs	1
Higher consulting fees	1
Higher license fees and permit costs	1
Lower employee benefit costs	(1)
Other	1
Total increase in operating and maintenance expenses	$6

Taxes (other than income taxes)  — Taxes (other than income taxes) increased by approximately $1.1 million, or 6.1 percent, for 2007 compared with 2006.  The increase was primarily due to higher gross receipts tax paid to the state of Wisconsin as a result of higher gross revenues.

AFDC  — AFDC, equity and debt, increased in total by approximately $0.8 million for 2007 compared with 2006.  The increase was primarily due to large capital projects with long construction periods.

Income taxes — Income tax expense decreased by approximately $2.4 million in 2007 compared with 2006.  The decrease was primarily due to a decrease in pretax income in 2007.  The effective tax rate was 36.9 percent for 2007, compared with 35.9 percent for 2006.

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

Commodity Price Risk — NSP-Wisconsin is exposed to commodity price risk in its generation and retail distribution operations.  Commodity price risk is managed by entering into both long- and short-term physical purchase and sales contracts for natural gas used in distribution activities.  Commodity price risk is also managed through the use of financial derivative instruments.  NSP-Wisconsin’s risk-management policy allows it to manage commodity price risk within each rate-regulated operation to the extent such exposure exists, as allowed by regulation.

Interest Rate Risk — NSP-Wisconsin is subject to the risk of fluctuating interest rates in the normal course of business.  NSP-Wisconsin’s risk-management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options, subject to regulatory approval when required.

At Dec. 31, 2007, with the exception of short-term borrowings, NSP-Wisconsin did not have variable interest rates; therefore, there was limited interest rate risk.

Credit Risk — NSP-Wisconsin is also exposed to credit risk. Credit risk relates to the risk of loss resulting from the nonperformance by a counterparty of its contractual obligations.  NSP-Wisconsin maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

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

Item 8 — Financial Statements and Supplementary Data

Management Report on Internal Controls Over Financial Reporting

The management of NSP-Wisconsin is responsible for establishing and maintaining adequate internal control over financial reporting.  NSP-Wisconsin’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

NSP-Wisconsin management assessed the effectiveness of the company’s internal control over financial reporting as of Dec. 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of Dec. 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of NSP-Wisconsin’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by NSP-Wisconsin’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit NSP-Wisconsin to provide only management’s report in this annual report.

/S/ MICHAEL L. SWENSON	/S/ BENJAMIN G.S. FOWKE III
Michael L. Swenson	Benjamin G.S. Fowke III
President and Chief Executive Officer	Vice President and Chief Financial Officer
February 25, 2008	February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder
Northern States Power Company — Wisconsin

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern States Power Company — Wisconsin and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern States Power Company — Wisconsin and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” as of January 1, 2007.

/S/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 20, 2008

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars)

	Year Ended Dec. 31
	2007	2006	2005
Operating revenues
Electric utility	$631,833	$585,049	$524,462
Natural gas utility	148,841	149,242	156,625
Other	843	782	670
Total operating revenues	781,517	735,073	681,757

Operating expenses
Electric fuel and purchased power	372,940	322,647	301,219
Cost of natural gas sold and transported	113,179	116,242	126,067
Operating and maintenance expenses	142,765	136,639	122,294
Depreciation and amortization	54,120	51,852	51,217
Taxes (other than income taxes)	19,702	18,565	16,761
Total operating expenses	702,706	645,945	617,558

Operating income	78,811	89,128	64,199

Interest and other income net	1,483	257	22
Allowance for funds used during construction — equity	1,233	718	521

Interest charges and financing costs:
Interest charges — including financing costs of $1,252, $1,256 and $1,221, respectively	22,967	23,149	23,242
Allowance for funds used during construction — debt	(1,424)	(1,188)	(133)
Total interest charges and financing costs	21,543	21,961	23,109

Income before income taxes	59,984	68,142	41,633
Income taxes	22,118	24,468	15,060
Net income	$37,866	$43,674	$26,573

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended Dec. 31
	2007	2006	2005
Operating activities
Net income	$37,866	$43,674	$26,573
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	56,538	53,805	52,937
Deferred income taxes	8,907	(9,959)	2,963
Amortization of investment tax credits	(695)	(761)	(785)
Allowance for equity funds used during construction	(1,233)	(718)	(521)
Net realized and unrealized hedging and derivative transactions	228	970	(820)
Changes in operating assets and liabilities
Accounts receivable	(5,966)	6,351	(19,736)
Accrued unbilled revenue	(4,939)	7,825	(12,261)
Inventories	(7,239)	1,810	(7,843)
Other current assets	(2,142)	(1,798)	(2)
Accounts payable	13,390	(7,110)	20,213
Net regulatory assets and liabilities	(4,854)	9,171	(13,042)
Other current liabilities	(3,019)	802	(134)
Change in other noncurrent assets	1,357	(921)	(2,383)
Change in other noncurrent liabilities	(4,591)	7,483	4,143
Net cash provided by operating activities	83,608	110,624	49,302

Investing activities
Utility capital/construction expenditures	(80,149)	(57,551)	(59,542)
Allowance for equity funds used during construction	1,233	718	521
Other investments	1,211	206	355
Net cash used in investing activities	(77,705)	(56,627)	(58,666)

Financing activities
Proceeds from notes payable to affiliate	371,250	345,500	373,650
Repayment of notes payable to affiliate	(343,050)	(379,200)	(341,100)
Proceeds from issuance of long-term debt	—	192	—
Repayment of long-term debt	(62)	—	(93)
Capital contributions from parent	5,758	22,393	22,529
Dividends paid to parent	(40,210)	(42,401)	(45,682)
Net cash (used in) provided by financing activities	(6,314)	(53,516)	9,304

Net increase (decrease) in cash and cash equivalents	(411)	481	(60)
Net increase in cash and cash equivalents — consolidation of subsidiaries	—	—	510
Cash and cash equivalents at beginning of year	1,162	681	231
Cash and cash equivalents at end of year	$751	$1,162	$681
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$20,632	$21,426	$21,446
Cash paid for income taxes (net of refunds received)	15,732	39,607	11,004

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$1,845	$2,315	$957

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	Dec. 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$751	$1,162
Accounts receivable, net of allowance for bad debts: $2,830 and $2,180, respectively	69,183	62,076
Accounts receivable from affiliates	2,718	3,859
Accrued unbilled revenues	37,040	32,101
Material and supplies inventories	4,283	4,749
Fuel inventories	13,457	7,500
Natural gas inventories	15,783	14,035
Prepaid taxes	17,041	15,630
Deferred income taxes	13,532	6,268
Derivative instruments valuation	226	129
Prepayments and other	2,734	2,672
Total current assets	176,748	150,181
Property, plant and equipment:
Electric utility plant	1,338,188	1,301,597
Natural gas utility plant	167,593	160,676
Common utility and other property	108,289	103,730
Construction work in progress	52,705	19,600
Total property, plant and equipment	1,666,775	1,585,603
Less accumulated depreciation	(691,166)	(637,673)
Net property, plant and equipment	975,609	947,930
Other assets:
Prepaid pension asset	40,681	44,111
Regulatory assets	114,373	96,441
Other investments	4,902	6,114
Other	4,959	6,510
Total other assets	164,915	153,176
Total assets	$1,317,272	$1,251,287

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$80,266	$34
Notes payable to affiliate	59,250	31,050
Accounts payable	37,454	34,050
Accounts payable to affiliates	25,691	16,167
Dividends payable to parent	9,522	10,536
Accrued payroll and benefits	5,916	5,609
Accrued interest	4,105	4,101
Derivative instruments valuation	460	276
Other	6,317	10,247
Total current liabilities	228,981	112,070
Deferred credits and other liabilities:
Deferred income taxes	181,506	163,476
Regulatory liabilities	103,327	111,797
Customer advances	18,462	17,997
Deferred investment tax credits	10,995	11,690
Asset retirement obligations	2,902	2,989
Pension and employee benefit obligations	26,328	30,157
Other	43,769	23,813
Total deferred credits and other liabilities	387,289	361,919
Minority interest in subsidiaries	212	387
Commitments and contingent liabilities:
Capitalization:
Long-term debt	235,402	315,630
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	115,957	110,199
Retained earnings	256,951	258,681
Accumulated other comprehensive loss	(820)	(899)
Total common stockholder’s equity	465,388	461,281
Total liabilities and equity	$1,317,272	$1,251,287

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

(Dollars in Thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Stockholder’s
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at Dec. 31, 2004	933,000	$93,300	$65,277	$275,092	$(1,046)	$432,623

Net income				26,573		26,573
Net derivative instrument fair value changes during the period, net of tax of $51					77	77
Comprehensive income for 2005						26,650
Common dividends declared to parent				(44,319)		(44,319)
Contribution of capital by parent			22,529			22,529
Balance at Dec. 31, 2005	933,000	$93,300	$87,806	$257,346	$(969)	$437,483

Net income				43,674		43,674
Net derivative instrument fair value changes during the period, net of tax of $57					70	70
Comprehensive income for 2006						43,744
Common dividends declared to parent				(42,339)		(42,339)
Contribution of capital by parent			22,393			22,393
Balance at Dec. 31, 2006	933,000	$93,300	$110,199	$258,681	$(899)	$461,281

FIN 48 adoption				(400)		(400)
Net income				37,866		37,866
Net derivative instrument fair value changes during the period, net of tax of $48					79	79
Comprehensive income for 2007						37,945
Common dividends declared to parent				(39,196)		(39,196)
Contribution of capital by parent			5,758			5,758
Balance at Dec. 31, 2007	933,000	$93,300	$115,957	$256,951	$(820)	$465,388

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(Thousands of Dollars)

	Dec. 31
	2007	2006
Long-Term Debt
First Mortgage Bonds Series due:
Oct. 1, 2018, 5.25%	$150,000	$150,000
Dec. 1, 2026, 7.375%	65,000	65,000
Senior Notes due Oct. 1, 2008, 7.64%	80,000	80,000
City of La Crosse Resource Recovery Bond, Series due Nov. 1, 2021, 6% (a)	18,600	18,600
Fort McCoy System Acquisition, due Oct. 15, 2030, 7%	760	794
Other	2,094	2,122
Unamortized discount	(786)	(852)
Total	315,668	315,664
Less current maturities	80,266	34
Total long-term debt	$235,402	$315,630

Common Stockholder’s Equity
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares in 2007 and 2006	$93,300	$93,300
Additional paid in capital	115,957	110,199
Retained earnings	256,951	258,681
Other comprehensive loss	(820)	(899)
Total common stockholder’s equity	$465,388	$461,281

(a) Resource recovery financing

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business and System of Accounts — NSP-Wisconsin is principally engaged in the generation, transmission, distribution and sale of electricity and in the purchase, transportation, distribution and sale of natural gas.  NSP-Wisconsin is subject to regulation by the FERC and state utility commissions.  All of NSP-Wisconsin’s accounting records conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions, which are the same in all material aspects.

Principles of Consolidation — NSP-Wisconsin consolidates subsidiaries for which all intercompany transactions and balances have been eliminated.

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

NSP-Wisconsin has various rate-adjustment mechanisms in place that currently provide for the recovery of purchased natural gas and electric fuel and purchased energy costs. These cost-adjustment tariffs may increase or decrease the level of costs recovered through base rates and are revised periodically, for any difference between the total amount collected under the clauses and the recoverable costs incurred.  Where applicable under governing state regulatory commission rate orders, fuel costs over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as current regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as current regulatory assets.  In addition, NSP-Wisconsin presents its revenue net of any excise or other fiduciary-type taxes or fees. A summary of significant rate adjustment mechanisms follows:

•     NSP-Wisconsin’s rates include a cost-of-gas adjustment clause for purchased natural gas, but not for purchased electric energy or electric fuel.  In Wisconsin, requests can be made for recovery of those electric costs prospectively through the rate review process, which normally occurs every two years and an interim fuel-cost hearing process.

•     NSP-Wisconsin sells firm power and energy in wholesale markets, which are regulated by the FERC. Certain of these rates include monthly wholesale fuel cost-recovery mechanisms.

Types of and Accounting for Derivative Instruments — NSP-Wisconsin uses derivative instruments in connection with its utility commodity price and interest rate activities, including forward contracts, futures, swaps and options.  All derivative instruments not designated and qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, are recorded on the consolidated balance sheets at fair value as derivative instruments valuation.  The classification of the fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.  The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory asset or liability.  The classification is dependent on the applicability of specific regulation.  This includes certain instruments used to mitigate market risk for the utility operations.

Gains or losses on hedging transactions for natural gas purchased for resale are recorded as a component of natural gas costs and interest rate hedging transactions are recorded as a component of interest expense.  NSP-Wisconsin is allowed to recover in electric or natural gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility.

Cash Flow Hedges — Qualifying hedging relationships are designated as a hedge of a forecasted transaction or future cash flow (cash flow hedge).  The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income (OCI), to the extent effective.

SFAS No. 133 requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.  NSP-Wisconsin formally documents all hedging relationships in accordance with SFAS No. 133.  The documentation includes, among other factors, the identification of the hedging instrument and the hedged transaction, as well as the risk management objectives and strategies for undertaking the hedged transaction. In addition, at inception and on a quarterly basis, NSP-Wisconsin formally assesses whether the derivative instruments being used are highly effective in offsetting changes in either the fair value or cash flows of the hedged items.

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in OCI, until earnings are affected by the hedged transaction. NSP-Wisconsin discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. To test the effectiveness of hedges, a hypothetical hedge is used to mirror all the critical terms of the underlying debt and the dollar offset method is utilized to assess the effectiveness of the actual hedge at inception and on an ongoing basis. The fair value of interest rate derivatives is determined through counterparty valuations, internal valuations and broker quotes. Gains and losses related to discontinued hedges that were previously accumulated in OCI will remain in OCI until the underlying contract is reflected in earnings; unless it is probable that the hedged forecasted transaction will not occur at which time associated deferred amounts in OCI are immediately recognized in current earnings.

Normal Purchases and Normal Sales — NSP-Wisconsin enters into contracts for the purchase and sale of commodities for use in their business operations.  SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.

NSP-Wisconsin evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify to meet the normal designation requirements under SFAS No. 133.  For further discussion of NSP-Wisconsin’s risk management and derivative activities, see Note 8 to the consolidated financial statements.

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

NSP-Wisconsin records depreciation expense related to its plant by using the straight-line method over the plant’s useful life. Actuarial and semi-actuarial life studies are performed on a periodic basis and submitted to the state and federal commissions for review.  Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation.  Depreciation expense, expressed as a percentage of average depreciable property, for the years ended Dec. 31, 2007, 2006 and 2005 is 3.5 percent, 3.4 percent and 3.5 percent, respectively.

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

Legal Costs — Litigation accruals are recorded when it is probable NSP-Wisconsin is liable for the costs and the liability can be reasonably estimated.  External legal fees related to settlements are expensed as incurred.

Income Taxes — NSP-Wisconsin accounts for income taxes using the asset and liability method under FAS 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  NSP-Wisconsin defers income taxes for all temporary differences between pretax financial and taxable income, and between the book and tax bases of assets and liabilities. NSP-Wisconsin uses the tax rates that are scheduled to be in effect when the temporary differences are expected to turn around, or reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In making such a determination, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations, is considered.

Due to the effects of past regulatory practices, when deferred taxes were not required to be recorded, the reversal of some temporary differences are accounted for as current income tax expense. Investment tax credits are deferred and their benefits amortized over the estimated lives of the related property. Utility rate regulation also has created certain regulatory assets and liabilities related to income taxes, which are summarized in Note 12 to the consolidated financial statements. For more information on income taxes, see Note 5 to the consolidated financial statements.

In July 2006, the FASB issued FIN 48, which prescribes how a company should recognize, measure, present and disclose uncertain tax positions that such company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, NSP-Wisconsin adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which was reported as an adjustment to the beginning balance of retained earnings, was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

NSP-Wisconsin reports interest and penalties related to income taxes within the interest charges section in the consolidated statements of income.

Xcel Energy and its utility subsidiaries, including NSP-Wisconsin, file consolidated federal and combined and separate state income tax returns. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of taxable income or loss.  The holding company also allocates its own net income tax benefits to its direct subsidiaries based on the positive tax liability of each company in the consolidated federal or combined state returns as a contribution of capital.

Use of Estimates — In recording transactions and balances resulting from business operations, NSP-Wisconsin uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, AROs, decommissioning, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs. The recorded estimates are revised when better information is obtained or actual amounts are determinable. Those revisions can affect operating results. Each year the depreciable lives of certain plant assets are reviewed and revised, if appropriate.

Cash and Cash Equivalents — NSP-Wisconsin considers investments in certain instruments, including commercial paper and money market funds, with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

Inventory — All inventories are recorded at average cost.

Regulatory Accounting — NSP-Wisconsin accounts for certain income and expense items in accordance with SFAS No. 71 — “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71).  Under SFAS No. 71:

•     certain costs, which would otherwise be charged to expense, are deferred as regulatory assets based on the expected ability to recover them in future rates; and

•     certain credits, which would otherwise be reflected as income, are deferred as regulatory liabilities based on the expectation they will be returned to customers in future rates.

Estimates of recovering deferred costs and returning deferred credits are based on specific ratemaking decisions or precedent for each item. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. If restructuring or other changes in the regulatory environment occur, NSP-Wisconsin may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets and liabilities from its balance sheet.  Such changes could have a material effect on NSP-Wisconsin’s results of operations in the period the write-off is recorded.  See more discussion of regulatory assets and liabilities at Note 12 to the consolidated financial statements.

Deferred Financing Costs — Other assets include deferred financing costs, net of amortization, of approximately $1.5 million and $1.7 million at Dec. 31, 2007 and 2006, respectively.  NSP-Wisconsin is amortizing these financing costs over the remaining maturity periods of the related debt.

Debt premiums, discounts, expenses and amounts received or incurred to settle hedges are amortized over the life of the related debt.  The premiums and costs associated with modified debt are deferred and amortized over the life of the related new issuance, in accordance with regulatory guidelines.  If NSP-Wisconsin extinguishes the debt, all unamortized balances shall be expensed at the time of the redemption.

Accounts Receivable and Allowance for Bad Debts — Accounts receivable are stated at the actual billed amount net of the allowance for uncollectibles.  NSP-Wisconsin establishes an allowance for uncollectibles based on a reserve policy that reflects its expected exposure to the credit risk of customers.

Renewable Energy Credits — Renewable Energy Credits (RECs) are marketable environmental commodities that represent proof that energy was generated from eligible renewable energy sources.  These credits can be bought and sold. RECs are typically used as a form of measurement of compliance to Renewable Portfolio Standards (RPS) enacted by those states that are encouraging construction and consumption of renewable energy, but can also be sold separately from the energy produced.

When RECs are acquired in the course of generation or purchase as a result of meeting the load obligation, they are recorded as inventory at actual cost.  REC’s acquired for trading purposes are recorded as other investments at actual cost.  The cost of RECs that are retired for compliance purposes are recorded as electric fuel and purchased power.  The net margin on sales of RECs for trading purposes is recorded as electric utility operating revenues net of any margin sharing requirements.  As a result of state regulatory orders, we reduce recoverable fuel costs for the value of certain RECs and record the cost of RECs to satisfy future compliance requirements that are recoverable in future rates as regulatory assets under the criteria of SFAS No. 71.

Reclassifications — Certain amounts in the consolidated statements of cash flows have been reclassified from prior-period presentation.  The reclassifications reflect the presentation of accrued unbilled revenues and net regulatory assets and liabilities as separate items rather than components of other assets and other liabilities within net cash provided by operating activities.  In addition, activity related to derivative transactions have been combined into net realized and unrealized hedging and derivative transactions.  These reclassifications did not affect total net cash provided by (used in) operating, investing or financing activities within the consolidated statements of cash flows.

2.    Recently Issued Accounting Pronouncements

Fair Value Measurements (SFAS No. 157) — In September 2006, the FASB issued SFAS No. 157, which provides a single definition of fair value, together with a framework for measuring it and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 also emphasizes that fair value is a market-based measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. NSP-Wisconsin is evaluating the impact of SFAS No. 157 on its consolidated financial statements and does not expect the impact of implementation to be material.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS No. 159) — In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS No. 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after Nov. 15, 2007, effective Jan. 1, 2008.  NSP-Wisconsin adopted SFAS No. 159 and the adoption did not have a material impact on its consolidated financial statements.

Business Combinations (SFAS No. 141 (revised 2007)) — In December 2007, the FASB issued SFAS No. 141R, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008.  NSP-Wisconsin is evaluating the impact of SFAS No. 141R on its consolidated financial statements for any potential business combinations subsequent to Jan. 1, 2009.

Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51(SFAS No. 160) — In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after Dec. 15, 2008. NSP-Wisconsin is evaluating the impact of SFAS No. 160 on its consolidated financial statements.

3.  Short-Term Borrowings

NSP-Wisconsin has an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  At Dec. 31, 2007 and 2006, NSP-Wisconsin had short-term borrowings under this intercompany arrangement of $58.6 million and $30.3 million, respectively.  The weighted average interest rates at Dec. 31, 2007 and 2006 were 5.58 percent and 5.45 percent, respectively.

Clearwater Investments Inc., an NSP-Wisconsin subsidiary, also had notes payable outstanding as of Dec. 31, 2007 and 2006 to Xcel Energy, in the amount of $0.7 million and $0.8 million, respectively.

4.  Long-Term Debt

All property of NSP-Wisconsin is subject to the lien of its first mortgage indenture.

Maturities of long-term debt are:

(Millions of Dollars)
2008	$80.3
2009	—
2010	1.4
2011	—
2012	—

5.  Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) —NSP-Wisconsin adopted FIN 48 as of Jan. 1, 2007.  NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated income tax returns.  Xcel Energy has been audited by the Internal Revenue Service (IRS) through tax year 2003, with a limited exception for 2003 research tax credits.  The IRS commenced an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003) in the third quarter of 2006, and that examination is anticipated to be complete by March 31, 2008.  As of Dec. 31, 2007, the IRS had not proposed any material adjustments to tax years 2003 through 2005.  The statute of limitations applicable to Xcel Energy’s 2000 through 2002 federal income tax returns expired as of June 30, 2007.

In the fourth quarter of 2007, the state of Wisconsin concluded an income tax audit through tax year 2005.  As of Dec. 31, 2007, NSP-Wisconsin’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2002.

The amount of unrecognized tax benefits was $1.6 million and $0.9 million on Jan. 1, 2007 and Dec. 31, 2007, respectively.  A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)
Balance at Jan. 1, 2007	$1.6
Additions based on tax positions related to the current year	0.7
Additions for tax positions of prior years	0.1
Reductions for tax positions of prior years	(0.7)
Settlements with taxing authorities	(0.8)
Balance at Dec. 31, 2007	$0.9

The unrecognized tax benefit balance was $0.4 million and $0.1 million of tax positions on Jan. 1, 2007 and Dec. 31, 2007, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $1.2 million and $0.8 million of tax positions on Jan. 1, 2007 and Dec. 31, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The decrease in the unrecognized tax benefit balance of $0.7 million from Jan. 1, 2007 to Dec. 31, 2007, was due to the addition of similar uncertain tax positions related to ongoing activity and the resolution of certain federal and state audit matters.  NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses.  At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

The interest expense liability related to unrecognized tax benefits on Jan. 1, 2007, was not material.  The change in the interest expense liability from Jan. 1, 2007, to Dec. 31, 2007, was not material.  No amounts were accrued for penalties as of Dec. 31, 2007.

Other Income Tax Matters — NSP-Wisconsin’s federal net operating loss and tax credit carry forwards are estimated to be $3.1 million and $1.3 million, respectively, as of Dec. 31, 2007.  The carry forward periods expire between 2021 and 2026.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following is a table reconciling such differences for the years ending Dec. 31:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	4.9	4.2	5.2
Tax credits recognized, net of federal income tax expense	(1.2)	(1.1)	(2.1)
Resolution of income tax audits and other	(0.2)	(1.1)	(0.8)
Regulatory differences — utility plant items	(0.7)	(0.4)	(0.2)
FIN 48 expense — unrecognized tax benefits	(0.5)	—	—
Life insurance policies	(0.1)	(0.1)	(0.1)
Other — net	(0.3)	(0.6)	(0.8)
Effective income tax rate	36.9%	35.9%	36.2%

The components of income tax expense (benefit) for the years ending Dec. 31 were:

(Thousands of Dollars)	2007	2006	2005
Current federal tax expense	$12,089	$29,830	$10,292
Current state tax expense	2,553	5,358	2,590
Current FIN 48 tax expense (benefit)	(737)	—	—
Deferred federal tax expense (benefit)	6,653	(7,726)	2,258
Deferred state tax expense (benefit)	1,845	(2,233)	804
Deferred FIN 48 tax expense	409	—	—
Deferred tax credits	—	—	(99)
Deferred investment tax credits	(694)	(761)	(785)
Total income tax expense	$22,118	$24,468	$15,060

The components of deferred income tax at Dec. 31 were:

(Thousands of Dollars)	2007	2006
Deferred tax expense (benefit) excluding items below	$10,766	$(10,469)
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(3,020)	566
FIN 48 adoption: Deferred tax expense reported as an adjustment to the beginning balance of retained earnings	1,209	—
Tax expense allocated to other comprehensive income and other	(48)	(56)
Deferred tax expense (benefit)	$8,907	$(9,959)

The components of net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

(Thousand of Dollars)	2007	2006
Deferred tax liabilities:
Differences between book and tax bases of property	$145,893	$143,719
Regulatory assets	30,197	22,122
Employee benefits	16,430	16,801
Wisconsin annual license fee	6,808	6,215
Other	594	348
Total deferred tax liabilities	$199,922	$189,205

Deferred tax assets:
Environmental remediation	$17,642	$11,223
Regulatory liabilities	5,350	8,895
Deferred investment tax credits	4,393	4,648
Net operating loss carry forward	1,325	1,060
Tax credit carry forward	1,275	1,275
Bad debts	1,131	867
Other	832	4,029
Total deferred tax assets	$31,948	$31,997
Net deferred tax liability	$167,974	$157,208

6. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Xcel Energy offers various benefit plans to its benefit employees, including those of NSP-Wisconsin.  Approximately 52 percent of Xcel Energy employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements.  At Dec. 31, 2007, NSP-Wisconsin had 408 bargaining employees covered under a collective-bargaining agreement, which expires at the end of 2010.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) — In September 2006, the FASB issued SFAS No. 158, which requires companies to fully recognize the funded status of each pension and other postretirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income.  NSP-Wisconsin applied regulatory accounting treatment for unrecognized amounts of regulated utility subsidiary employees, which allowed recognition as a regulatory asset rather than as a charge to accumulated other comprehensive income, as future costs are expected to be included in rates.  The effect of adopting in 2006 for the remaining unrecognized amounts had no net effect on accumulated other comprehensive income.

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

The actual composition of pension plan assets at Dec. 31 was:

	2007	2006
Equity securities	60%	63%
Debt securities	22	22
Real estate	4	4
Cash	2	2
Nontraditional investments	12	9
	100%	100%

Xcel Energy bases its investment-return assumption on expected long-term performance for each of the investment types included in its pension asset portfolio. Xcel Energy considers the actual historical returns achieved by its asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts. The historical weighted average annual return for the past 20 years for the Xcel Energy portfolio of pension investments is 11.8 percent, which is greater than the current assumption level. The pension cost determination assumes the continued current mix of investment types over the long term. The Xcel Energy portfolio is heavily weighted toward equity securities and includes nontraditional investments. A higher weighting in equity investments can increase the volatility in the return levels achieved by pension assets in any year. Investment returns in 2007 were below the assumed level of 8.75 percent while returns in 2006 and 2005 exceeded the assumed level of 8.75 percent. In 2008, Xcel Energy will continue to use an investment-return assumption of 8.75 percent.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets, on a combined basis, is presented in the following table:

(Thousands of Dollars)	2007	2006
Accumulated Benefit Obligation at Dec. 31	$2,497,898	$2,486,370

Change in Projected Benefit Obligation
Obligation at Jan. 1	$2,666,555	$2,796,780
Service cost	61,392	61,627
Interest cost	162,774	155,413
Plan amendments	(19,955)	(16,569)
Actuarial (gain) loss	23,325	(82,339)
Benefit payments	(231,332)	(248,357)
Obligation at Dec. 31	$2,662,759	$2,666,555

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$3,183,375	$3,093,536
Actual return on plan assets	199,230	306,196
Employer contributions	35,000	32,000
Benefit payments	(231,332)	(248,357)
Fair value of plan assets at Dec. 31	$3,186,273	$3,183,375

Funded Status of Plans at Dec. 31
Funded status	$523,514	$516,820
Noncurrent assets	568,055	586,712
Noncurrent liabilities	(44,541)	(69,892)
Net pension amounts recognized on consolidated balance sheets	$523,514	$516,820

NSP-Wisconsin prepaid pension asset recorded	$40,681	$44,111

NSP-Wisconsin Amounts Recognized in Accumulated Other Comprehensive Income (AOCI)
Components:
Net loss	$8,146	$1,043
Prior service cost	8,178	10,873
Pretax AOCI	$16,324	$11,916

AOCI amounts have been recorded as follows based upon expected recovery in rates:
Regulatory assets	$16,324	$11,916
Pretax AOCI	$16,324	$11,916

Measurement Date	Dec. 31, 2007	Dec. 31, 2006

Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	6.25%	6.00%
Expected average long-term increase in compensation level	4.00	4.00

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. These regulations did not require cash funding in the years 2005 through 2007 for Xcel Energy’s pension plans and are not expected to require cash funding in 2008.

Plan Changes — The Pension Protection Act of 2006 (PPA) was effective Dec. 31, 2006. PPA requires a change in the conversion basis for lump-sum payments, three-year vesting for plans with account balance or pension equity benefits. These changes are reflected as a plan amendment for purposes of SFAS No. 87 — “Employers’ Accounting for Pensions” (SFAS No. 87).

Benefit Costs — The components of net periodic pension cost (credit) are:

(Thousands of Dollars)	2007	2006	2005
Service cost	$61,392	$61,627	$60,461
Interest cost	162,774	155,413	160,985
Expected return on plan assets	(264,831)	(268,065)	(280,064)
Amortization of prior service cost	25,056	29,696	30,035
Amortization of net loss	15,845	17,353	6,819
Net periodic pension cost (credit) under SFAS No. 87	$236	$(3,976)	$(21,764)

NSP-Wisconsin
Net periodic pension credit	$(978)	$(1,260)	$(2,495)

Significant Assumptions Used to Measure Costs
Discount rate	6.00%	5.75%	6.00%
Expected average long-term increase in compensation level	4.00	3.50	3.50
Expected average long-term rate of return on assets	8.75	8.75	8.75

Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2008 pension cost calculations will be 8.75 percent. The cost calculation uses a market-related valuation of pension assets. Xcel Energy uses a calculated value method to determine the market-related value of the plan assets. The market-related value begins with the fair market value of assets as of the beginning of the year. The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year.

Xcel Energy and its operating utilities also maintain noncontributory, defined benefit supplemental retirement income plans for certain qualifying executive personnel. Benefits for these unfunded plans are paid out of their operating cash flows.

Defined Contribution Plans

Xcel Energy maintains 401(k) plans that cover substantially all employees. The contributions for NSP-Wisconsin were approximately $0.9 million in 2007, $0.8 million in 2006 and $0.8 million in 2005.

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

In conjunction with the 1993 adoption of SFAS No. 106 — “Employers’ Accounting for Postretirement Benefits Other Than Pension” (SFAS No. 106), Xcel Energy elected to amortize the unrecognized accumulated postretirement benefit obligation (APBO) on a straight-line basis over 20 years.

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

The actual composition of postretirement benefit plan assets at Dec. 31 was:

	2007	2006
Equity and equity mutual fund securities	67%	67%
Fixed income/debt securities	21	21
Cash equivalents	11	11
Nontraditional investments	1	1
	100%	100%

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

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for Xcel Energy postretirement health care plans that benefit employees of its utility subsidiaries is presented in the following table:

(Thousands of Dollars)	2007	2006
Change in Benefit Obligation
Obligation at Jan. 1	$918,693	$938,172
Service cost	5,813	6,633
Interest cost	50,475	52,939
Medicare subsidy reimbursements	2,526	3,561
Plan amendments	—	(945)
Plan participants’ contributions	13,211	11,870
Actuarial gain	(86,576)	(27,511)
Benefit payments	(73,827)	(66,026)
Obligation at Dec. 31	$830,315	$918,693

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$406,305	$351,863
Actual return on plan assets	24,623	41,409
Plan participants’ contributions	13,211	11,870
Employer contributions	57,147	67,188
Benefit payments	(73,827)	(66,025)
Fair value of plan assets at Dec. 31	$427,459	$406,305

Funded Status at Dec. 31
Funded status	$(402,856)	$(512,388)
Current liabilities	(1,755)	(2,211)
Noncurrent liabilities	(401,101)	(510,177)
Net amounts recognized on consolidated balance sheets	$(402,856)	$(512,388)

NSP-Wisconsin Amounts Recognized in Accumulated Other Comprehensive Income (AOCI):
Components:
Net loss	$15,965	$20,359
Net transition obligations	856	1,027
Pretax AOCI	$16,821	$21,386

AOCI amounts have been recorded as follows based upon expected recovery in rates:
Regulatory assets	$16,821	$21,386
Pretax AOCI	$16,821	$21,386

NSP-Wisconsin accrued benefit liability recorded	$23,667	$27,300

Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	6.25%	6.00%

Effective Dec. 31, 2007, Xcel Energy reduced its initial medical trend assumption from 9.0 percent to 8.0 percent. The ultimate trend assumption remained unchanged at 5.0 percent. The period until the ultimate rate is reached is six years. Xcel Energy bases its medical trend assumption on the long-term cost of inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by Xcel Energy’s retiree medical plan.

A 1-percent change in the assumed health care cost trend rate would have the following effects on NSP-Wisconsin:

(Millions of Dollars)
1-percent increase in APBO components at Dec. 31, 2007	$3.2
1-percent decrease in APBO components at Dec. 31, 2007	(2.7)
1-percent increase in service and interest components of the net periodic cost	0.2
1-percent decrease in service and interest components of the net periodic cost	(0.2)

Curtailment and settlement gains resulted from activities of some of Xcel Energy’s nonregulated subsidiaries.

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously. Xcel Energy expects to contribute approximately $49 million during 2008.

Benefit Costs — The components of net periodic postretirement benefit cost are:

(Thousands of Dollars)	2007	2006	2005
Service cost	$5,813	$6,633	$6,684
Interest cost	50,475	52,939	55,060
Expected return on plan assets	(30,401)	(26,757)	(25,700)
Amortization of transition obligation	14,577	14,444	14,578
Amortization of prior service credit	(2,178)	(2,178)	(2,178)
Amortization of net loss	14,198	24,797	26,246
Net periodic postretirement benefit cost under SFAS No. 106	$52,484	$69,878	$74,690

NSP-Wisconsin
Net periodic postretirement benefit cost recognized — SFAS No. 106	$1,914	$2,638	$2,745

Significant assumptions used to measure costs (income)
Discount rate	6.00%	5.75%	6.00%
Expected average long-term rate of return on assets (before tax)	7.5	7.5	5.5-8.5

Projected Benefit Payments

The following table lists Xcel Energy’s projected benefit payments for the pension and postretirement benefit plans.

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2008	$215,127	$60,706	$5,841	$54,865
2009	215,407	62,674	6,280	56,394
2010	222,771	64,508	6,693	57,815
2011	222,743	66,428	7,031	59,397
2012	227,616	67,497	7,415	60,082
2013-2016	1,196,905	348,035	40,849	307,186

7.     Detail of Interest and Other Income (Expense), Net

Interest and other income, net of nonoperating expenses, for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2007	2006	2005
Interest income	$1,890	$679	$383
Other nonoperating income	66	118	94
Equity expense in unconsolidated affiliates	(12)	(16)	—
Insurance policy expenses	(461)	(524)	(439)
Other nonoperating expenses	—	—	(16)
Total interest and other income, net	$1,483	$257	$22

8.     Derivative Instruments

In the normal course of business, NSP-Wisconsin is exposed to a variety of market risks. Market risk is the potential loss or gain that may occur as a result of changes in the market or fair value of a particular instrument or commodity. NSP-Wisconsin utilizes, in accordance with approved risk management policies, a variety of derivative instruments to mitigate market risk and to enhance its operations.

Commodity Price Risk — NSP-Wisconsin is exposed to commodity price risk in its electric and natural gas operations. Commodity price risk is managed by entering into long- and short-term physical purchase and sales contracts for natural gas used in its natural gas utility operations. Commodity risk is also managed through the use of financial derivative instruments. NSP-Wisconsin utilizes these derivative instruments to reduce the volatility in the cost of commodities acquired on behalf of its retail customers even though regulatory jurisdiction may provide for recovery of actual costs. The use of derivative instruments is done consistently with the local jurisdictional cost-recovery mechanism. NSP-Wisconsin’s risk-management policy allows it to manage commodity price risk with each rate-regulated operation to the extent such exposure exists, as allowed by regulation.

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

Types of and Accounting for Derivative Instruments

NSP-Wisconsin uses derivative instruments in connection with its utility commodity price and interest rate activities, including forward contracts, futures, swaps and options. Qualifying hedging relationships are designated as a hedge of a forecasted transaction or future cash flow (cash flow hedge). The types of qualifying hedging transactions that NSP-Wisconsin is currently engaged in are discussed below.

Cash Flow Hedges

Commodity Cash Flow Hedges — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices. These derivative instruments are designated as cash flow hedges for accounting purposes. At Dec. 31, 2007, NSP-Wisconsin had various commodity-related contracts designated as cash flow hedges extending through March 2008.

At Dec. 31, 2007, NSP-Wisconsin had immaterial amounts in accumulated other comprehensive income that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

NSP-Wisconsin had immaterial ineffectiveness related to commodity cash flow hedge contracts during 2007 and no ineffectiveness related to commodity cash flow hedge contracts during 2006.

Interest Rate Cash Flow Hedges — NSP-Wisconsin enters into interest rate lock agreements, including treasury-rate locks and forward starting swaps, that effectively fix the yield or price on a specified treasury security for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes.

At Dec. 31, 2007, NSP-Wisconsin had net losses of $0.1 million in accumulated other comprehensive income that is expected to be recognized in earnings during the next 12 months.

NSP-Wisconsin had no ineffectiveness related to interest rate cash flow hedges during 2007 and 2006.

The following table shows the major components of the derivative instruments valuation in the consolidated balance sheets at Dec. 31:

	2007		2006
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Natural gas hedging derivative instruments	$226	$460	$129	$276
Total	$226	$460	$129	$276

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive income, included in the consolidated statements of common stockholder’s equity and comprehensive income, is detailed in the following table:

(Millions of Dollars)
Accumulated other comprehensive loss related to hedges at Dec. 31, 2004	$(1.0)

After-tax net realized gains on derivative transactions reclassified into earnings	—
Accumulated other comprehensive loss related to hedges at Dec. 31, 2005	$(1.0)

After-tax net realized losses on derivative transactions reclassified into earnings	0.1
Accumulated other comprehensive loss related to hedges at Dec. 31, 2006	$(0.9)

After-tax net realized losses on derivative transactions reclassified into earnings	0.1
Accumulated other comprehensive loss related to hedges at Dec. 31, 2007	$(0.8)

9.     Financial Instruments

The estimated Dec. 31 fair values of NSP-Wisconsin’s recorded financial instruments are as follows:

	2007		2006
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$109	$109	$113	$113
Long-term debt, including current portion	315,668	314,609	315,664	315,614

The fair value of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts. The fair value of NSP-Wisconsin’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.

The fair value estimates presented are based on information available to management as of Dec. 31, 2007 and 2006. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair values may differ significantly.

NSP-Wisconsin provides a guarantee that guarantees payment or performance under a specified agreement. As a result, NSP-Wisconsin’s exposure under the guarantee is based upon the net liability under the specified agreement. The guarantee issued by NSP-Wisconsin limits the exposure of NSP-Wisconsin to a maximum amount stated in the guarantee. The guarantee requires no liability to be recorded, contains no recourse provisions and requires no collateral. On Dec. 31, 2007, NSP-Wisconsin had the following guarantee and exposure related to that guarantee:

Nature of Guarantee (Millions of Dollars)	Guarantor	Guarantee Amount	Current Exposure	Term or Expiration Date	Triggering Event Requiring Performance	Assets Held as Collateral
Guarantee of customer loans for the Farm Rewiring Program	NSP-Wisconsin	$1.0	$0.1	Continuing	(a)	N/A

(a)	The debtor becomes the subject of bankruptcy or other insolvency proceedings.

Letters of Credit

NSP-Wisconsin may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2007 and 2006, there were no letters of credit outstanding.

10.  Rate Matters

Pending and Recently Concluded Regulatory Proceedings — PSCW

Base Rate

Electric and Gas Rate Case — In June 2007, NSP-Wisconsin filed with the PSCW a request to increase retail electric rates by $67.4 million and retail natural gas rates by $5.3 million, representing overall increases of 14.3 percent and 3.3 percent, respectively. The request assumes a common equity ratio of 53.86 percent, a return on equity of 11.00 percent and a combined electric and natural gas rate base of approximately $640 million.

In January 2008, the PSCW issued the final written order, approving an electric rate increase of approximately $39.4 million, or 8.1 percent and a natural gas rate increase of $5.3 million, or 3.3 percent. New rates went into effect Jan. 9, 2008. The PSCW approved or allowed for:

•      A 10.75 percent return on equity.

•      Reducing the PSCW staff’s recommended common equity ratio from 53.58 percent to 52.5 percent.

•      Recovery of NSP-Wisconsin’s deferred nuclear decommissioning costs and the remaining deferred MISO Day 2 costs.

•      A limited reopener for NSP-Wisconsin to propose recovery of production and transmission plant investment and associated operations and maintenance expenses as well as fuel costs for the year 2009.

A significant portion of PSCW staff adjustments were based on new or revised data since the filing was made and will not have an earnings impact on NSP-Wisconsin. These adjustments, which total approximately $15 million, include:

•      Increased revenues due to a higher than projected sales forecast ($6 million);

•      Higher revenues associated with the interim fuel surcharge approved in October 2007 ($6 million);

•      A lower forecast of fuel and purchased power costs than included in the original filing ($2 million); and

•      A shift of DSM recovery from electric to gas operations ($1 million).

Other

2007 Electric Fuel Cost Recovery — In August 2007, NSP-Wisconsin filed an application with the PSCW requesting authorization to implement an electric fuel surcharge under the provisions of the Wisconsin fuel rules. The application requested authority to increase electric rates by $5.9 million or 1.3 percent on an annual basis. In October 2007, the PSCW issued an order approving an interim rate surcharge at the requested level, subject to refund. The interim rate surcharge became effective Oct. 15, 2007 and was terminated upon implementation of new base electric rates on Jan. 9, 2008. During the time period it was in effect, the surcharge generated approximately $1.3 million in additional revenue. Despite the additional surcharge revenue, NSP-Wisconsin’s actual fuel costs for 2007 were approximately $11.9 million higher than fuel revenues recovered in rates.    Factors contributing to the 2007 under recovery include the inherent limitations of the Wisconsin fuel rules, the PSCW’s decision to set the initial 2007 fuel cost recovery factor at a lower level than requested by NSP-Wisconsin, and actual costs for the second half of 2007 that were higher than the level assumed in the forecast upon which the interim surcharge was based.

The PSCW is expected to review NSP-Wisconsin’s actual 2007 fuel costs in the first quarter of 2008 to determine whether any refund of interim rates is necessary. Because actual 2007 fuel costs exceeded the amount recovered in rates, NSP-Wisconsin does not anticipate any refund will be required.

Fuel Cost Recovery Rulemaking — In June 2006, the PSCW opened a rulemaking docket to address potential revisions to the electric fuel cost recovery rules. Wisconsin statutes prohibit the use of automatic adjustment clauses by large investor-owned electric public utilities. The statutes authorize the PSCW to approve, after a hearing, a rate increase for these utilities to allow for the recovery of costs caused by an emergency or extraordinary increase in the cost of fuel.

In August 2007, the PSCW staff issued its draft revisions to the fuel rules and requested comments. The proposed rules incorporate a plan year fuel cost forecast, deferred accounting for differences between actual and forecast costs (if the difference is greater than 2 percent) and an after the fact reconciliation proceeding to allow the opportunity to recover or refund the deferred balance. The PSCW did not take any official action on this rulemaking in 2007.

Pending and Recently Concluded Regulatory Proceedings — FERC

FERC Transmission Rate Case — In September 2007, Xcel Energy and MISO filed proposed changes to the MISO TEMT to establish a revised formula transmission rate for the integrated NSP System. The rate filing would establish the transmission service rates for the NSP System based on annual forward looking (rather than historic) transmission costs; provide more current recovery of NSP System transmission investments and allow recovery of certain transmission incentives authorized by the Energy Act and the implementation of FERC rules. Xcel Energy made the filing in anticipation of significant transmission capital additions by NSP-Minnesota and NSP-Wisconsin. A forward looking formula rate with a return on construction work in progress for major projects will facilitate the financing and construction of the new transmission facilities while providing a current return on invested capital for the portion of investment subject to FERC rate jurisdiction.  In December 2007, the FERC issued an order accepting the rate change effective Jan. 1, 2008, subject to Xcel Energy and MISO making certain changes to the procedures for pre-filing notice of the annual formula rate changes.  No party filed for rehearing and Xcel Energy submitted the required compliance filing on Jan. 22, 2008. The rate change is expected to increase 2008 NSP System transmission revenues by $2.7 million.

MISO Long-Term Transmission Pricing — In October 2005, MISO filed a proposed change to its Open Access TEMT to regionalize future cost recovery of certain high voltage transmission projects to be constructed for reliability improvements. The tariff, called the Regional Expansion Criteria Benefits phase I (RECB I) and a subsequent proposal based on regional economic benefits (RECB II), would recover varying percentages of eligible reliability transmission costs from all transmission service customers in the MISO 15 state region. In November 2006, the FERC issued an order accepting the RECB I tariff, including the 20 percent limitation. In December 2006, the PSCW and other parties filed an appeal of the RECB I order to the federal Court of Appeals for the District of Columbia. The appeal is pending.

In March 2007, the FERC issued an order approving most aspects of the RECB II proposal. Various parties filed requests for rehearing, which the FERC subsequently denied.

Transmission service rates in the MISO region presently use a rate design in which the transmission cost depends on the location of the load being served (referred to as “license plate” rates). Costs of existing transmission facilities are thus not regionalized. MISO and its transmission owners filed a successor rate methodology in August 2007, to be effective Feb. 1, 2008. Other entities sought to regionalize some of these costs. The impact of the regionalization of future facilities would depend on the specific facilities placed in service. In January 2008, the FERC issued an order accepting the MISO filing to continue use of license plate rates for existing facilities and RECB (limited regionalization) pricing for certain new facilities. The FERC rejected proposals to regionalize a larger share of the cost of existing or new transmission facilities.

Revenue Sufficiency Guarantee Charges — In April 2006, the FERC issued an order determining that MISO had incorrectly applied its TEMT regarding the application of the revenue sufficiency guarantee (RSG) charge to certain transactions. The FERC ordered MISO to resettle all affected transactions retroactive to April 1, 2005. The RSG charges are collected from MISO customers and paid to generators. In October 2006, the FERC issued an order granting rehearing in part and reversed the prior ruling requiring MISO to issue retroactive refunds and ordered MISO to submit a compliance filing to implement prospective changes.

In March 2007, the FERC issued orders separately denying rehearing of the FERC order. Several parties have filed separate appeals to the D.C. Circuit Court seeking judicial review of the FERC’s determinations of the allocation of RSG costs among MISO market participants. Xcel Energy has intervened in each of these proceedings. In August 2007, Ameren Services Company (Ameren) and the Northern Indiana Public Service Company (NIPSCO) filed a joint complaint against MISO at the

FERC, challenging the MISO’s current FERC-approved methodology for the recovery of RSG costs. Subsequently, eight other entities filed complaints at the FERC effectively adopting the substantive arguments raised by Ameren and NIPSCO. In November 2007, the FERC issued an order that instituted a proceeding in these dockets to review evidence and to establish a RSG cost allocation methodology for market participants under the Midwest ISO Tariff. The refund-effective date established is Aug. 10, 2007. FERC action is pending.

11. Commitments and Contingent Liabilities

Leases — NSP-Wisconsin leases a variety of equipment and facilities used in the normal course of business, which are accounted for as operating leases. Rental expense under operating lease obligations was approximately $3.1 million, $2.6 million and $4.4 million for 2007, 2006 and 2005, respectively. The majority of rental expense is for one-year renewable leases.

Future commitments under operating leases are:

(Millions of Dollars)
2008	$0.4
2009	0.1
2010	—
2011	—
2012	—
Thereafter	—

Capital Commitments — The estimated cost, as of Dec. 31, 2007, of the capital expenditure programs and other capital requirements of NSP-Wisconsin is approximately $100 million in 2008, $90 million in 2009 and $80 million in 2010. NSP-Wisconsin’s capital forecast includes the following major project:

CAPX 2020 — In June 2006, CapX 2020, an alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest including Xcel Energy, announced that it had identified several groups of transmission projects that are proposed to be complete by 2020. Group 1 project investments are expected to total approximately $1.3 billion, with major construction targeted to begin in 2009 or 2010 and ending three or four years later. Xcel Energy’s investment is expected to be approximately $700 million. As noted below, the Interchange Agreement provides for the sharing of all costs of generation and transmission facilities of the NSP System shared by NSP-Minnesota and NSP-Wisconsin, including capital costs. Cost recovery by NSP-Wisconsin is expected to occur through the biennial PSCW rate case process.

The capital expenditure programs of NSP-Wisconsin are subject to continuing review and modification. Actual utility construction expenditures may vary from the estimates due to changes in electric and natural gas projected load growth regulatory decisions, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting NSP-Wisconsin’s long-term energy needs. In addition, NSP-Wisconsin’s ongoing evaluation of compliance with future requirements to install emission-control equipment and merger, acquisition and divestiture opportunities to support corporate strategies may impact actual capital requirements.

Fuel Contracts — NSP-Wisconsin has contracts providing for the purchase and delivery of a significant portion of its current coal and natural gas requirements. These contracts expire in various years between 2008 and 2027. In addition, NSP-Wisconsin may be required to pay additional amounts depending on actual quantities shipped under these agreements. As NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers, NSP-Wisconsin may seek deferred accounting treatment and future rate recovery of increased costs due to an “emergency” event, if that event causes fuel costs to exceed the amount included in rates on an annual basis by more than 2 percent.

The estimated minimum purchase for NSP-Wisconsin under these contracts as of Dec. 31, 2007, is as follows:

Coal	Natural Gas Supply	Gas Storage & Transportation
(Millions of Dollars)
$20	$19	$61

Joint Operating System — The electric production and transmission system of NSP-Wisconsin is managed as an integrated system with that of NSP-Minnesota, jointly referred to as the NSP System. The electric production and transmission costs of the entire NSP system are shared by NSP-Minnesota and NSP-Wisconsin. A FERC approved agreement between the two companies, called the Interchange Agreement, provides for the sharing of all costs of generation and transmission facilities of the system, including capital costs. Such costs include current and potential obligations of NSP-Minnesota related to its nuclear generating facilities.

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

•     Sites of former MGPs operated by NSP-Wisconsin, its predecessors, or other entities; and

•     Third party sites, such as landfills, to which NSP-Wisconsin is alleged to be a potentially responsible party (PRP) that sent hazardous materials and wastes.

NSP-Wisconsin records a liability when enough information is obtained to develop an estimate of the cost of environmental remediation and revises the estimate as information is received. The estimated remediation cost may vary materially from the initial estimate.

To estimate the remediation cost for these sites, assumptions are made when facts are not fully known. For instance, assumptions may be made about the nature and extent of site contamination, the extent of required cleanup efforts, costs of alternative cleanup methods and pollution-control technologies, the period over which remediation will be performed and paid for, changes in environmental remediation and pollution-control requirements, the potential effect of technological improvements, the number and financial strength of other PRPs and the identification of new environmental cleanup sites.

Estimates are revised as facts become known. At Dec. 31, 2007, the liability for the cost of remediating these sites was estimated to be $44.2 million, of which $1.5 million was considered to be a current liability. Some of the cost of remediation may be recovered from:

•     Insurance coverage;

•     Other parties that have contributed to the contamination; and

•     Customers.

Neither the total remediation cost nor the final method of cost allocation among all PRPs of the unremediated sites has been determined. Estimates have been recorded for NSP-Wisconsin’s future costs for these sites.

Manufactured Gas Plant Sites

Ashland Manufactured Gas Plant Site — NSP-Wisconsin was named a PRP for creosote and coal tar contamination at a site in Ashland, Wis. The Ashland/Northern States Power Lakefront Superfund Site  (Ashland site) includes property owned by NSP-Wisconsin, which was previously an MGP facility and two other properties: an adjacent city lakeshore park area, on which an unaffiliated third party previously operated a sawmill and an area of Lake Superior’s Chequemegon Bay adjoining the park.

In September 2002, the Ashland site was placed on the National Priorities List. A determination of the scope and cost of the remediation of the Ashland site is not currently expected until late 2008 following the submission of the feasibility study in October 2007. NSP-Wisconsin continues to work with the WDNR to access state and federal funds to apply to the ultimate remediation cost of the entire site. In November 2005, the EPA Superfund Innovative Technology Evaluation Program (SITE) Program accepted the Ashland site into its program. As part of the SITE program, NSP-Wisconsin proposed and the EPA accepted a site demonstration of an in situ, chemical oxidation technique to treat upland ground water and contaminated soil. The fieldwork for the demonstration study was completed in February 2007 and the EPA is scheduled to complete its assessment in early 2008. In 2007, NSP-Wisconsin spent $1.5 million in the development of the work plan, the operation of the existing interim response action and other matters related to the site. In June 2007, the EPA modified its remedial investigation report to establish final remedial action objectives (RAOs) and preliminary remediation goals (PRGs) for the Ashland site. The RAOs and PRGs could potentially impact the development and evaluation of remedial options for ultimate site cleanup. In September 2007, the EPA approved the series of reports included in the remedial investigation (RI) report. The draft feasibility study, which develops and assesses the alternatives for cleaning up the site, was prepared by NSP-Wisconsin and was submitted to the EPA in October 2007.  The range of remediation costs set forth in the draft feasibility study is between $35.8 million and $125.5 million. In February 2008, the EPA provided written comments on the October 2007 draft feasibility study submitted by NSP-Wisconsin.  NSP-Wisconsin has until April 2, 2008 to submit a revised draft feasibility study based upon the EPA’s comments.

In October 2004, the WDNR filed a lawsuit in Wisconsin state court for reimbursement of past oversight costs incurred at the Ashland site between 1994 and March 2003 in the approximate amount of $1.4 million. The lawsuit has been stayed. NSP-Wisconsin has recorded an estimate of its potential liability. All costs paid to the WDNR are expected to be recoverable in rates.

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

Until the EPA and the WDNR select a remediation strategy for the entire site and determine NSP-Wisconsin’s level of responsibility, NSP-Wisconsin’s liability for the actual cost of remediating the Ashland site is not determinable. Since NSP-Wisconsin cannot currently estimate the cost of remediating the Ashland site, that portion of the recorded liability related to remediation is based upon the minimum of the estimated range of remediation costs, contained in the draft feasibility study.  NSP-Wisconsin has recorded a liability of $43.8 million for its potential liability related to the Ashland site, including potential liability for remediation of the Ashland site, WDNR, oversight costs, NRD, outside legal and consultant costs and work plan costs.

NSP-Wisconsin has deferred, as a regulatory asset, the costs accrued for the Ashland site based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for MGP-related environmental remediation from its customers. The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site and has authorized recovery of similar remediation costs for other Wisconsin utilities. External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin biennial retail rate case process.

In addition, in 2003, the Wisconsin Supreme Court rendered a ruling that reopens the possibility that NSP-Wisconsin may be able to recover a portion of the remediation costs from its insurance carriers. Any insurance proceeds received by NSP-Wisconsin will operate as a credit to ratepayers.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of NSP-Wisconsin facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. NSP-Wisconsin removal costs for asbestos are expected to be immaterial; therefore, no ARO was recorded. See additional discussion of AROs below. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

CAIR — In March 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions. The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Wisconsin. CAIR addresses the transportation of fine particulates, ozone and emission precursors to nonattainment downwind states. CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2, with a final compliance deadline in 2015 for both emissions. Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOx that will result in significant emission reductions. It will be based on stringent emission controls and forms the basis for a cap-and-trade program. State emission budgets or caps decline over time. States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

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

CAMR — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.   In February 2008, the D. C. Circuit Court of Appeals vacated CAMR, which impacts federal CAMR requirements but not necessarily state-only rules.  Given the many uncertainties created by the court’s opinion, it is not possible at this time to provide an accurate summary of applicable federal mercury requirements or cost estimates.

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit challenging the phase II rulemaking. In January 2007, the court issued its decision and remanded virtually every aspect of the rule to the EPA for reconsideration. In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the court-ordered remand. As a result, the rule’s compliance requirements and associated deadlines are currently unknown. It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved.

Asset Retirement Obligations

NSP-Wisconsin records future plant removal obligations as a liability at fair value with a corresponding increase to the carrying values of the related long-lived assets in accordance with SFAS No. 143 — “Accounting for Asset Retirement Obligations” (SFAS No. 143). This liability will be increased over time by applying the interest method of accretion to the liability and the capitalized costs will be depreciated over the useful life of the related long-lived assets.  The recording of the obligation for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset pursuant to SFAS No. 71.

Recorded ARO — NSP-Wisconsin recognized an ARO for the retirement costs of natural gas mains and for the removal of electric transmission and distribution equipment. The electric transmission and distribution ARO consists of many small potential obligations associated with polychlorinated biphenyls (PCBs), mineral oil, storage tanks, treated poles, lithium batteries, mercury and street lighting lamps.  These electric and natural gas assets have many in-service dates for which it is difficult to assign the obligation to a particular year. Therefore, the obligation was measured using an average service life.

A reconciliation of the beginning and ending aggregate carrying amounts of NSP-Wisconsin’s AROs is shown in the table below for the 12 months ended Dec. 31, 2007 and Dec. 31, 2006, respectively:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2007	Liabilities Recorded	Liabilities Settled	Accretion	Revisions To Prior Estimates	Ending Balance Dec. 31, 2007

Electric Utility Plant:
Electric transmission and distribution	$180	$—	$—	$4	$(160)	$24
Gas Utility Plant:
Gas transmission and distribution	2,809	—		69	—	2,878
Total liability	$2,989	$—	$—	$73	$(160)	$2,902

(Thousands of Dollars)	Beginning Balance Jan. 1, 2006	Liabilities Recorded	Liabilities Settled	Accretion	Revisions To Prior Estimates	Ending Balance Dec. 31, 2006

Electric Utility Plant:
Electric transmission and distribution	$200	$—	$—	$6	$(26)	$180
Gas Utility Plant:
Gas transmission and distribution	2,736	—		68	5	2,809
Total liability	$2,936	$—	$—	$74	$(21)	$2,989

Removal Costs — NSP-Wisconsin accrues an obligation for plant removal costs for generation, transmission and distribution facilities.  Generally, the accrual of future non-ARO removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates.  These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long periods over which the amounts were accrued and the changing of rates through time, NSP-Wisconsin has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Accordingly, the recorded amounts of estimated future removal costs are considered Regulatory Liabilities under SFAS No. 71.  Removal costs as of Dec. 31, 2007 and Dec. 31, 2006 were $94 million and $91 million, respectively.

Legal Contingencies

In the normal course of business, NSP-Wisconsin is party to routine claims and litigation arising from prior and current operations. NSP-Wisconsin is actively defending these matters and has recorded a liability related to the probable cost of settlement or other disposition, when it can be reasonably estimated.

Gas Trading Litigation

Arandell vs. e prime, Xcel Energy, NSP-Wisconsin et al. — e prime was a subsidiary of Xcel Energy Markets Holdings Inc., which is a wholly owned subsidiary of Xcel Energy.  Among other things, e prime was in the business of natural gas trading and marketing. e prime has not engaged in natural gas trading or marketing activities since 2003.   In February 2007, a complaint was filed alleging that NSP-Wisconsin, Xcel Energy and e prime, among others, engaged in fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. The plaintiffs seek a declaration that contracts for natural gas entered into between Jan. 1, 2000 and Oct. 31, 2002 are void, that they are entitled to repayment for amounts paid for natural gas during that time period, and that treble damages are appropriate. The case was filed in the Wisconsin State Court (Dane County), and then removed to U.S. District Court for the Western District of Wisconsin. In June 2007, the plaintiffs filed a motion to remand the matter to state court, which was denied, and the matter was transferred by the Multi-District Litigation panel to Federal District Court Judge Pro in Nevada, who is the judge assigned to western area wholesale natural gas marketing litigation. In July 2007, plaintiffs filed an amended complaint in Federal District Court in Nevada, which includes allegations against NRG, a former Xcel Energy subsidiary. This gas-trading lawsuit is in the early procedural stages of litigation.  In February 2008, the court denied the defendants’ motions for summary judgment, granted plaintiffs’ motion to conduct limited discovery, and stated that defendants may renew their summary judgment motions upon completion of discovery.

Environmental Litigation

Carbon Dioxide Emissions Lawsuit — In July  2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, to force reductions in CO2 emissions. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the Second Circuit Court of Appeals.  In June 2007 the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 ( April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “ pollutant” subject to regulation by the EPA under the Clean Air Act. In response to the request of the Second Circuit Court of Appeals, in June 2007, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal.  The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.” Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.   In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  In  September 2007, plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals.  The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Employment, Tort and Commercial Litigation

MGP Insurance Coverage Litigation — In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire and LaCrosse, Wis.  In lieu of participating in discussions, in October 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court. In November 2003, NSP-Wisconsin commenced suit in Wisconsin state circuit court against St. Paul Fire & Marine Insurance Co. and its other insurers. Subsequently, the Minnesota court enjoined NSP-Wisconsin from pursuing the Wisconsin litigation. The Wisconsin action remains in abeyance.

NSP-Wisconsin has reached settlements with 22 insurers and these insurers have been dismissed from both the Minnesota and Wisconsin actions.

In July 2007, the Minnesota state court issued a decision on allocation, reaffirming its prior rulings that Minnesota law on allocation should apply and ordering the dismissal, without prejudice, of eleven insurers whose coverage would not be triggered under such an allocation method.  In September 2007, NSP-Wisconsin commenced an appeal in the Court of Appeals for Minnesota challenging the dismissal of these carriers.  In November 2007, Ranger Insurance Company (Ranger) and TIG Insurance Company (TIG) filed a motion to dismiss NSP-Wisconsin’s appeal, asserting that NSP-Wisconsin’s failure to serve Continental Insurance Company, as successor in interest to certain policies issued by Harbor Insurance Company (Harbor), requires dismissal of NSP-Wisconsin’s appeal.   In February 2008, the Court of Appeals issued an order deferring a decision on the procedural motion filed by Harbor and TIG and referring the motion to the panel assigned to consider the merits of the appeal.

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

Stray Voltage — In November 2001, Ralph and Karline Schmidt filed a complaint against NSP-Wisconsin alleging that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of

$1.0 million and pre-verdict interest of $1.2 million. In addition, plaintiffs allege an unspecified amount of damages related to nuisance. The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed rate doctrine was reversed by the Wisconsin Court of Appeals, District IV, in September 2006. NSP-Wisconsin filed its petition for review with the Wisconsin Supreme Court in October 2006, which was granted by the Wisconsin Supreme Court in February 2007. In December 2007, the Wisconsin Supreme Court issued its decision affirming the decision of the Court of Appeals and remanding the case to the Circuit Court.

In November 2001, August C. Heeg Jr. and Joanne Heeg filed a complaint against NSP-Wisconsin alleging that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.9 million and pre-verdict interest of $6.1 million. In addition, plaintiffs allege an unspecified amount of damages related to nuisance. The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed rate doctrine was reversed by the Wisconsin Court of Appeals, District IV, in September 2006. NSP-Wisconsin has filed a petition for review with the Wisconsin Supreme Court.  In December 2007, pursuant to an order issued by the Wisconsin Supreme Court, the parties made submissions discussing the impact of the Court’s decisions in Schmidt vs. NSP-Wisconsin and Gumz vs. NSP-Wisconsin on NSP-Wisconsin’s petition in this matter.  The parties await a decision on NSP-Wisconsin’s petition.

In March 2002, NSP-Wisconsin was served with a lawsuit commenced by James and Grace Gumz and Michael and Susan Gumz alleging that electricity supplied by NSP-Wisconsin harmed their dairy herd and caused them personal injury. The case was tried to a jury commencing in February 2005, on theories of negligence and nuisance. In March 2005, a verdict in the amount of approximately $0.5 million was returned against NSP-Wisconsin. In May 2005, judgment in the amount of $0.6 million was entered against NSP-Wisconsin. NSP-Wisconsin subsequently filed an appeal in District III, Court of Appeals. Plaintiffs filed a cross appeal with respect to the trial court’s dismissal of the treble damages claim. In July 2006, the Court of Appeals affirmed the judgment entered against NSP-Wisconsin. The Court also affirmed the trial court’s dismissal of the plaintiffs’ treble damages claim. NSP- Wisconsin’s petition for review was granted by the Wisconsin Supreme Court in February 2007. In December 2007, the Wisconsin Supreme Court issued its decision affirming the decision of the Court of Appeals.  InDecember 2007, NSP-Wisconsin filed a motion for reconsideration with the Supreme Court and awaits a decision from the Court.

12.   Regulatory Assets and Liabilities

NSP-Wisconsin’s consolidated financial statements are prepared in accordance with the provisions of SFAS No. 71, as discussed in Note 1 to the consolidated financial statements.  Under SFAS No. 71, regulatory assets and liabilities can be created for amounts that regulators may allow to be collected, or may require to be paid back to customers in future electric and natural gas rates.  Any portion of the business that is not rate regulated cannot use SFAS No. 71 accounting.  If changes in the utility industry or the business of NSP-Wisconsin no longer allow for the application of SFAS No. 71 under GAAP, NSP-Wisconsin would be required to recognize the write-off of regulatory assets and liabilities in its consolidated statement of income.  The components of unamortized regulatory assets and liabilities on the consolidated balance sheets of NSP-Wisconsin are:

(Thousands of Dollars)	See Note	Remaining Amortization Period	2007	2006
Regulatory Assets
Environmental costs	1	Varies, generally four to six years once actual expenditures are incurred	$38,427	$24,957
Pension and employee benefit obligations	6		32,217	32,506
Nuclear decommissioning costs (a) (c)		To be determined in future rate proceedings	11,149	5,625
Losses on reacquired debt		Term of related debt	9,751	10,713
AFDC recorded in plant (a)		Plant lives	8,484	8,130
MISO Day 2 costs (a)		Generally two years	6,209	8,054
State commission accounting adjustments (a)		Plant lives	3,950	4,003
Contract valuation adjustments (b)		Term of related contract	1,581	1,902
Conservation programs		Various	1,564	—
Other		Various	1,041	551
Total noncurrent regulatory assets			$114,373	$96,441

Regulatory Liabilities

Current regulatory liability — Wisconsin overrecovered fuel costs (d)			$—	$18

Plant removal costs	11		$94,224	$91,060
Investment tax credit deferrals			7,316	7,717
Gain on sale of emission allowances			417	371
Deferred income tax adjustments			—	1,775
Wisconsin overrecovered fuel costs			149	10,054
Other			1,221	820
Total noncurrent regulatory liabilities			$103,327	$111,797

(a)   Earns a return on investment in the ratemaking process. These amounts are amortized consistent with recovery in rates.

(b)   Includes the fair value of certain long-term purchased power agreements used to meet energy capacity requirements.

(c)   Approximately $5.8 million will be recovered during 2008 and 2009.  Remaining amount will be determined in a future rate proceeding.

(d)   Included in other current liabilities of $6,317 and $10,247 at Dec. 31, 2007 and 2006, respectively, on the consolidated balance sheets.

13. Segments and Related Information

NSP-Wisconsin has two reportable segments, regulated electric utility and regulated natural gas utility.

•     NSP-Wisconsin’s regulated electric utility generates, transmits and distributes electricity in Wisconsin and Michigan. In addition, this segment includes sales for resale and provides wholesale transmission service to various entities primarily in Wisconsin.

•     NSP-Wisconsin’s regulated natural gas utility purchases, transports, stores and distributes natural gas in portions of Wisconsin and Michigan.

Revenues from operating segments not included above are below the necessary quantitative thresholds and are therefore included in the all other category.  Those primarily include investments in rental housing projects that qualify for low-income housing tax credits.

Operating results from the regulated electric utility and regulated natural gas utility serve as the primary basis for the chief operating decision maker (CODM) to evaluate the dual performance of NSP-Wisconsin.

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

The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements.  These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which are separately determined for each segment.

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
2007
Operating revenues from external customers	$631,833	$148,841	$843	$—	$781,517
Intersegment revenues	162	390	—	(552)	—
Total revenues	$631,995	$149,231	$843	$(552)	$781,517
Depreciation and amortization	$46,869	$7,089	$162	$—	$54,120
Financing costs, mainly interest expense	17,967	2,385	1,191	—	21,543
Income tax expense (benefit)	20,272	2,734	(888)	—	22,118
Net income (loss)	$33,741	$4,144	$(19)	$—	$37,866

2006
Operating revenues from external customers	$585,049	$149,242	$782	$—	$735,073
Intersegment revenues	123	3,277	—	(3,400)	—
Total revenues	$585,172	$152,519	$782	$(3,400)	$735,073
Depreciation and amortization	$44,979	$6,711	$162	$—	$51,852
Financing costs, mainly interest expense	18,255	2,411	1,295	—	21,961
Income tax expense (benefit)	23,541	1,590	(663)	—	24,468
Net income (loss)	$41,772	$2,440	$(538)	$—	$43,674
2005
Operating revenues from external customers	$524,462	$156,625	$670	$—	$681,757
Intersegment revenues	207	1,946	—	(2,153)	—
Total revenues	$524,669	$158,571	$670	$(2,153)	$681,757
Depreciation and amortization	$44,417	$6,638	$162	$—	$51,217
Financing costs, mainly interest expense	19,192	2,426	1,491	—	23,109
Income tax expense (benefit)	14,314	1,427	(681)	—	15,060
Net income (loss)	$24,751	$2,791	$(969)	$—	$26,573

14. Related Party Transactions

Xcel Energy Services Inc. provides management, administrative and other services for the subsidiaries of Xcel Energy, including NSP-Wisconsin.  The services are provided and billed to each subsidiary in accordance with Service Agreements executed by each subsidiary.  Costs are charged directly to the subsidiary which uses the service whenever possible and are allocated if they cannot be directly assigned.

Utility Engineering Corp. (UE), a former Xcel Energy subsidiary, provided construction services to NSP-Wisconsin, for which it was paid $0.2 million in 2005.  UE was sold in April 2005.

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

The table below contains significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Thousands of Dollars)	2007	2006	2005
Operating revenues:
Electric utility	$120,217	$99,403	$98,604
Operating expenses:
Purchased power	344,501	298,208	284,329
Transmission expense	27,714	24,525	20,873
Natural gas purchased for resale	366	350	386
Other operations — paid to Xcel Energy Services Inc.	45,441	48,895	50,905
Interest expense	1,081	1,187	1,327

Accounts receivable and payable with affiliates at Dec. 31 was:

	2007		2006
	Accounts	Accounts	Accounts	Accounts
(Thousands of Dollars)	Receivable	Payable	Receivable	Payable
NSP-Minnesota	$—	$20,918	$—	$9,905
PSCo	2	—	—	1,285
SPS	—	87	—	21
Other subsidiaries of Xcel Energy	2,716	4,686	3,859	4,956
	$2,718	$25,691	$3,859	$16,167

NSP-Wisconsin obtains short-term borrowings from NSP-Minnesota at NSP-Minnesota’s average daily interest rate, including the cost of NSP-Minnesota’s compensating balance requirements. At Dec. 31, 2007 and 2006, NSP-Wisconsin had notes payable outstanding to NSP-Minnesota in the amount of $58.6 million and $30.3 million, respectively.

Clearwater Investments Inc., an NSP-Wisconsin subsidiary, also had notes payable outstanding as of Dec. 31, 2007 and 2006 to Xcel Energy, in the amount of $0.7 million and $0.8 million, respectively.

15. Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007

Revenue	$212,295	$175,176	$188,734	$205,312
Operating income	19,822	13,002	32,376	13,611
Net income	9,129	5,299	16,650	6,788

	Quarter Ended
(Thousands of Dollars)	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006

Revenue	$215,157	$151,854	$179,254	$188,808
Operating income	28,016	20,041	29,226	11,845
Net income (loss)	14,123	9,315	16,650	3,586

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During 2006 and 2007, and through the date of this report, there were no disagreements with the independent public accountants for NSP-Wisconsin on accounting principles or practices, financial statement disclosures or audit scope or procedures.

Item 9A(T) — Controls and Procedures

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of Dec. 31, 2007, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in NSP-Wisconsin’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting.  NSP-Wisconsin maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting.  NSP-Wisconsin has evaluated and documented its controls in process activities, in general computer activities, and on an entity-wide level.  During the year and in preparation for issuing its report for the year ended Dec. 31, 2007 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Wisconsin conducted testing and monitoring of its internal control over financial reporting.  Based on the control evaluation, testing and remediation performed, NSP-Wisconsin did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board (PCAOB) and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

This annual report does not include an attestation report of NSP-Wisconsin’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by NSP-Wisconsin’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit NSP-Wisconsin to provide only management’s report in this annual report.

Item 9B — Other Information

None

PART III

Items 10, 11, 12 and 13 of Part III of Form 10-K have been omitted from this report for NSP-Wisconsin in accordance with conditions set forth in general instructions I (1) (a) and (b) of Form 10-K for wholly-owned subsidiaries.

Item 10 — Directors,  Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships, Related Transactions and Director Independence

Item 14 — Principal Accounting Fees and Services

Information concerning fees paid to the principal accountant for each of the last two years is contained in the Xcel Energy Proxy Statement for its 2008 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements
Management Report on Internal Controls — For the year ended Dec. 31, 2007.
Report of Independent Registered Public Accounting Firm — For the years ended Dec. 31, 2007, 2006 and 2005.
Consolidated Statements of Income — For the three years ended Dec. 31, 2007, 2006 and 2005.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2007, 2006 and 2005.
Consolidated Balance Sheets — As of Dec. 31, 2007 and 2006.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2007, 2006 and 2005.

3.	Exhibits

3.01*	Amended and restated articles of incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).

3.02*	By-Laws of NSP-Wisconsin as amended Dec. 6, 2001 (Exhibit 3.02 to Form S-4 (file no. 333-112033) Jan. 21, 2004).

4.01*	Supplemental and Restated Trust Indenture dated March 1, 1991. (Exhibit 4.01K to Registration Statement 33-39831).

4.02*	Supplemental Trust Indenture dated April 1, 1991. (Exhibit 4.01 to Form 10-Q (file no. 001-03140) for the quarter ended March 31, 1991).

4.03*	Supplemental Trust Indenture dated March 1, 1993. (Exhibit to Form 8-K (file no. 001-03140) dated March 3, 1993).

4.04*	Supplemental Trust Indenture dated Oct. 1, 1993. (Exhibit 4.01 to Form 8-K (file no. 001-03140) dated Sept. 21, 1993).

4.05*	Supplemental Trust Indenture dated Dec. 1, 1996. (Exhibit 4.01 to Form 8-K (file no. 001-03140) dated Dec. 12, 1996).

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

10.03*+	Amended and Restated Executive Long-Term Incentive Award Stock Plan. (Exhibit 10.02 to NSP-Minnesota Form 10-Q (file no. 001-03034) for the quarter ended March 31, 1998).

10.04*+	New Century Energies Omnibus Incentive Plan, (Exhibit A to New Century Energies, Inc. Form DEF 14A (file no. 001-12927) filed March 26, 1998.

10.05*+	Supplemental Executive Retirement Plan (Exhibit 10(e) (1) to New Century Energies, Inc. Form 10-K (file no. 001-12927) dated Dec. 31, 1998).

10.06*+	Supplemental Executive Retirement Plan for Key Management Employees, as amended and restated March 26, 1991 (Exhibit 10(e)(2) to PSCo Form 10-K (file no. 001-3280) dated Dec. 31, 1991).

10.07*+	Supplemental Retirement Income Plan as amended July 23, 1991 (Exhibit 10(d) to SPS Form 10-K, (file no. 001-03789) dated Aug. 31, 1996).

10.08*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy dated Oct. 22, 2003 (Exhibit 10.10 to SPS Form S-4, (file no. 333-112032) dated Jan. 21, 2004).

10.09*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy as amended and restated Jan. 1, 2004 (Exhibit B to Form DEF-14A (file no. 001-03034) dated April 9, 2004).

10.10*+	Xcel Energy Nonqualified Deferred Compensation Plan (2002 restatement) (Exhibit 10.23 to Xcel Energy Form 10-K (file no. 001-03034) dated March 15, 2004).

10.11*+	Xcel Energy Non-employee Directors’ Deferred Compensation Plan (Exhibit 10.24 to Xcel Energy Form 10-K (file no. 001-03034) dated March 15, 2004).

10.12*	Form of Services Agreement between Xcel Energy Services Inc. and utility companies (Exhibit H-1 to Form U5B (file no. 001-03034) dated Nov. 16, 2000).

10.13*	Securities Litigation Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated Jan. 14, 2005).

10.14*	ERISA Actions Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.02 to Form 8-K (file no. 001-03034) dated Jan. 14, 2005).

10.15*	Shareholder Derivative Action Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.03 to Form 8-K (file no. 001-03034) dated Jan. 14, 2005).

10.16*+	Employment Agreement, effective Dec. 15, 1997, between company and Mr. Paul J. Bonavia, as amended

(Exhibit 10.25 to Xcel Energy Form 10-K (file no. 001-03034) for the year ended Dec. 31, 2004).

10.17*+	Xcel Energy Executive Annual Incentive Award Plan Form of Restricted Stock Agreement (Exhibit 10.06 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).

10.18*+	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.05 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).

10.19*+	Xcel Energy Omnibus Incentive Plan Form of Performance Share Agreement (Exhibit 10.04 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).

10.20*+	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.07 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).

10.21*+	Xcel Energy Omnibus 2005 Incentive Plan (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated May 25, 2005).

10.22*+	Xcel Energy Executive Annual Incentive Award Plan (Exhibit 10.02 to Form 8-K (file no. 001-03034) dated May 25, 2005).

10.23*+	Xcel Energy Amended Employment Agreement, between Xcel Energy Inc. and Wayne H. Brunetti (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated June 29, 2005).

10.24*+	Xcel Energy Supplemental Executive Retirement Plan (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated Dec. 13, 2005).

10.25*+	First Amendment to the Xcel Energy Senior Executive Severance and Change-In-Control Policy dated Oct. 25, 2006.

10.26*+	Agreement, dated March 20, 2007 between Mr. Gary R. Johnson and Xcel Energy Inc. (Exhibit 10.1 to Form 8-K (file no. 001-03034) dated March 20, 2007).

10.27*

Letter dated Sept. 19, 2007, from Xcel Energy Inc. to the U.S. Department of Justice (DOJ) submitting its offer to settle the COLI tax dispute and Letter dated Sept. 21, 2007 from the DOJ to Xcel Energy Inc. accepting the settlement offer. (Exhibit 10.1 to Form 10-Q (file no. 001-03034) for the quarter ended Sept. 30, 2007).

10.28*+	Second Amendment to the Xcel Energy Senior Executive Severance and Change-in-Control Policy. (Exhibit 10.01 to Xcel Energy’s Form 8-K (file no. 001-03034) dated May 23, 2007).

10.29*+	Amendment Four to Employment Agreement between Xcel Energy Inc. and Paul Bonavia (Exhibit 10.02 to Xcel Energy’s Form 8-K (file no. 001-03034) dated May 23, 2007).

10.30*

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

*Indicates incorporation by reference

+Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

SCHEDULE II

NSP-WISCONSIN AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended Dec. 31, 2007, 2006 and 2005

(Thousands of Dollars)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions from reserves (2)	Balance at end of period
Reserve deducted from related assets:
Allowance for bad debts:
2007	$2,180	$4,235	$1,389	$4,974	$2,830
2006	1,461	5,984	1,374	6,639	2,180
2005	1,258	1,740	1,038	2,575	1,461

(1)   Recovery of amounts previously written off.

(2)   Principally bad debts written off or transferred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STATES POWER COMPANY

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer
(Principal Financial Officer)

February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

/s/ MICHAEL L. SWENSON	/s/ RICHARD C. KELLY
Michael L. Swenson	Richard C. Kelly
President, Chief Executive Officer and Director	Chairman and Director
(Principal Executive Officer)

/s/ TERESA S. MADDEN	/s/ BENJAMIN G.S. FOWKE III
Teresa S. Madden	Benjamin G.S. Fowke III
Vice President and Controller	Vice President, Chief Financial Officer and Director
(Principal Accounting Officer)	(Principal Financial Officer)

/s/ PAUL J. BONAVIA
Paul J. Bonavia
Vice President and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

NSP-Wisconsin has not sent, and does not expect to send, an annual report or proxy statement to its security holder.