Form 10-Q
period 2008-03-31
NORTHERN STATES POWER CO /WI/
filed 2008-05-05
CIK 72909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

☐  Large accelerated filer    ☐  Accelerated filer    ☒ Non-accelerated filer    ☐  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Common Stock, $100 par value	933,000 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended March 31,
	2008	2007
Operating revenues
Electric utility	$165,420	$149,231
Natural gas utility	78,593	62,882
Other	226	182
Total operating revenues	244,239	212,295

Operating expenses
Electric fuel and purchased power	100,428	88,663
Cost of natural gas sold and transported	61,883	49,626
Other operating and maintenance expenses	36,387	35,613
Depreciation and amortization	14,109	13,231
Taxes (other than income taxes)	5,534	5,340
Total operating expenses	218,341	192,473

Operating income	25,898	19,822

Interest and other income, net	397	273
Allowance for funds used during construction — equity	295	157

Interest charges and financing costs
Interest charges — includes financing costs of $323 and $308, respectively	5,927	5,732
Allowance for funds used during construction — debt	(423)	(256)
Total interest charges and financing costs	5,504	5,476

Income before income taxes	21,086	14,776
Income taxes	7,946	5,647
Net income	$13,140	$9,129

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Three months Ended March 31,
	2008	2007

Operating activities
Net income	$13,140	$9,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,792	13,820
Deferred income taxes	(850)	3,008
Amortization of investment tax credits	(170)	(173)
Allowance for equity funds used during construction	(295)	(157)
Net realized and unrealized hedging and derivative transactions	1,439	1,540
Changes in operating assets and liabilities:
Accounts receivable	497	2,204
Accrued unbilled revenues	6,609	12,837
Inventories	12,585	8,193
Other current assets	4,119	4,868
Accounts payable	(5,404)	6,517
Net regulatory assets and liabilities	1,651	(13,076)
Other current liabilities	13,571	9,034
Change in other noncurrent assets	14	(733)
Change in other noncurrent liabilities	(211)	287
Net cash provided by operating activities	61,487	57,298

Investing activities
Utility capital/construction expenditures	(24,650)	(17,871)
Allowance for equity funds used during construction	295	157
Other investments	178	(183)
Net cash used in investing activities	(24,177)	(17,897)

Financing activities
Proceeds from notes payable to affiliate	113,100	65,900
Repayment of notes payable to affiliate	(145,700)	(95,150)
Repayment of long-term debt	(7)	(6)
Capital contributions from parent	5,000	—
Dividends paid to parent	(9,522)	(10,536)
Net cash used in financing activities	(37,129)	(39,792)

Net increase (decrease) in cash and cash equivalents	181	(391)
Cash and cash equivalents at beginning of period	751	1,162
Cash and cash equivalents at end of period	$932	$771
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$206	$123
Cash paid (received) for income taxes (net of refunds received)	(1,912)	196
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment additions in accounts payable	$980	$777

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	March 31, 2008	Dec. 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$932	$751
Accounts receivable, net	71,382	69,183
Accounts receivable from affiliates	22	2,718
Accrued unbilled revenues	30,431	37,040
Inventories	20,938	33,523
Prepaid taxes	12,865	17,041
Deferred income taxes	14,310	13,532
Derivative instruments valuation	—	226
Prepayments and other	2,354	2,734
Total current assets	153,234	176,748

Property, plant and equipment, net	986,143	975,609

Other assets:
Regulatory assets	110,452	114,373
Prepaid pension asset	41,463	40,681
Other investments	4,724	4,902
Other	4,897	4,959
Total other assets	161,536	164,915
Total assets	$1,300,913	$1,317,272

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$80,262	$80,266
Notes payable to affiliates	26,650	59,250
Accounts payable	31,625	37,454
Accounts payable to affiliates	25,187	25,691
Dividends payable to parent	9,366	9,522
Accrued payroll and benefits	4,581	5,916
Accrued interest	9,092	4,105
Derivative instruments valuation	—	460
Other	16,235	6,317
Total current liabilities	202,998	228,981

Deferred credits and other liabilities:
Deferred income taxes	181,959	181,506
Deferred investment tax credits	10,825	10,995
Regulatory liabilities	103,980	103,327
Pension and employee benefit obligations	26,460	26,328
Customer advances	18,269	18,462
Asset retirement obligations	2,920	2,902
Other	43,837	43,769
Total deferred credits and other liabilities	388,250	387,289

Minority interest in subsidiaries	181	212

Commitments and contingent liabilities:
Capitalization:
Long-term debt	235,415	235,402
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	120,957	115,957
Retained earnings	260,611	256,951
Accumulated other comprehensive loss	(799)	(820)
Total common stockholder’s equity	474,069	465,388
Total liabilities and equity	$1,300,913	$1,317,272

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2008, and Dec. 31, 2007; the results of operations for the three months ended March 31, 2008 and 2007; and cash flows for the three months ended March 31, 2008 and 2007. Due to the seasonality of electric and natural gas sales of NSP-Wisconsin, interim results are not necessarily an appropriate base from which to project annual results.

1.	Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2007, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Fair Value Measurements –NSP-Wisconsin presents commodity derivatives at estimated fair values in its consolidated financial statements.  The most observable inputs available are used to determine the fair value of each contract.  In the absence of a quoted price for an identical contract in an active market, NSP-Wisconsin may use broker quotes for identical or similar contracts, or internally prepared valuation models to determine fair value.

2.	Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements (SFAS No. 157) — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007.

In February 2008, the FASB issued Effective Date of FASB Statement No. 157 (FASB Statement of Position (FSP) No. 157-2 (FSP No. 157-2)).  FSP No. 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after Nov. 15, 2008, for fair value measurements of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

As of Jan. 1, 2008, NSP-Wisconsin adopted SFAS No. 157 for all assets and liabilities measured at fair value except for non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis, as permitted by FSP No. 157-2.  The adoption did not have a material impact on its consolidated financial statements.  For additional discussion and SFAS No. 157 required disclosures, see Note 9 to the consolidated financial statements.

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

Business Combinations (SFAS No. 141 (revised 2007)) — In December 2007, the FASB issued SFAS No. 141R, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008. NSP-Wisconsin will evaluate the impact of SFAS No. 141R on its consolidated financial statements for any potential business combinations subsequent to Jan. 1, 2009.

Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51 (SFAS No. 160) — In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after Dec. 15, 2008. NSP-Wisconsin is evaluating the impact of SFAS No. 160 on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161) – In March 2008, the FASB issued SFAS No. 161, which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures of objectives and strategies for using derivatives, gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008, with early application encouraged.  NSP-Wisconsin is currently evaluating the impact of adoption of SFAS No. 161.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (Emerging Issues Task Force (EITF) Issue No. 06-4) — In June 2006, the EITF reached a consensus on EITF No. 06-4, which provides guidance on the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer.  EITF No. 06-4 is effective for fiscal years beginning after Dec. 15, 2007, with earlier application permitted.  Upon adoption of EITF 06-4 on Jan. 1, 2008, NSP-Wisconsin recorded a liability of $0.1 million, net of tax, as a reduction of retained earnings.  Thereafter, changes in the liability will be reflected in operating results.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF No. 06-11) — In June 2007, the EITF reached a consensus on EITF No. 06-11, which states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares and nonvested equity share units charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF No. 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after Dec. 15, 2007. The adoption of EITF No. 06-11 did not have a material impact on NSP-Wisconsin’s consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2008	Dec. 31, 2007
Accounts receivable, net:
Accounts receivable	$74,246	$72,013
Less allowance for bad debts	(2,864)	(2,830)
	$71,382	$69,183

Inventories:
Materials and supplies	$4,457	$4,283
Fuel	14,572	13,457
Natural gas	1,909	15,783
	$20,938	$33,523

Property, plant and equipment, net:
Electric utility plant	$1,349,686	$1,338,188
Natural gas utility plant	168,695	167,593
Common utility and other property	108,699	108,289
Construction work in progress	61,365	52,705
Total property, plant and equipment	1,688,445	1,666,775
Less accumulated depreciation	(702,302)	(691,166)
	$986,143	$975,609

4.	Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated income tax returns.  In the first quarter of 2008, the IRS completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2008.

As of March 31, 2008, NSP-Wisconsin’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2002.

The amount of unrecognized tax benefits was $0.9 million and $1.0 million on Dec. 31, 2007 and March 31, 2008, respectively.

The unrecognized tax benefit balance included $0.1 million and $0.1 million of tax positions on Dec. 31, 2007 and March 31, 2008, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $0.8 million and $0.9 million of tax positions on Dec. 31, 2007 and March 31, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $0.1 million from Dec. 31, 2007 to March 31, 2008, was due to the addition of similar uncertain tax positions related to ongoing activity and the resolution of certain federal and state audit matters.  NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months when the IRS and state tax audits resume.  However, at this time, it is not reasonably possible to estimate an overall range of possible change.

The liability for interest related to unrecognized tax benefits on Dec. 31, 2007, was not material.  The change in the interest liability from Dec. 31, 2007, to March 31, 2008, was not material.  No amounts were accrued for penalties as of March 31, 2008.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2007 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference. The following include unresolved proceedings that are material to NSP-Wisconsin’s financial position.

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

Base Rate

Electric and Gas Rate Case — In January 2008, the PSCW issued the final written order in NSP-Wisconsin’s 2008 test year rate case, approving an electric rate increase of approximately $39.4 million, or 8.1 percent, and a natural gas rate increase of $5.3 million, or 3.3 percent. The rate increase was based on a 10.75 percent ROE and a 52.5 percent common equity ratio. New rates went into effect Jan. 9, 2008.

Other

2008 Electric Fuel Cost Recovery — On May 2, 2008, the PSCW approved NSP-Wisconsin's request to increase Wisconsin retail electric rates on an interim basis. The PSCW approved $19.7 million, or 3.8 percent, on an annual basis, to recover increases in fuel and purchased power costs.  NSP-Wisconsin expects that the surcharge will generate approximately $13 million in additional revenue in 2008.  The increase in fuel costs is primarily driven by fuel and purchased power costs, including replacement power costs associated with unplanned plant outages.  Fuel costs for the remainder of 2008 are expected to be significantly higher than approved by the PSCW in NSP-Wisconsin’s 2008 rate case. The increased rates will be effective May 6, 2008.  The revenues that NSP-Wisconsin collects are subject to refund with interest at a rate of 10.75 percent, pending PSCW review and final approval.

Financing Certificates of Authority — In January 2008, NSP-Wisconsin filed an application with the PSCW for a certificate of authority to increase its previously approved short-term borrowing authority from $75 million to $150 million until such time NSP-Wisconsin completes its scheduled financing plan, at which time the authorization can decrease to $100 million; increase its short-term borrowing authority from NSP-Minnesota from $75 million to $150 million; and issue and sell up to $250 million aggregate principal amount of first mortgage bonds, debentures, notes, or other long-term indebtedness.  NSP-Wisconsin intends to use the proceeds of the long-term debt issuance to refinance or replace existing long-term debt totaling up to $145 million and use the remainder to repay outstanding short-term debt.  NSP-Wisconsin expects to issue long-term debt in 2008, but the exact timing and amount of the issuance will depend upon market conditions.  The PSCW issued a certificate of authority and orders approving NSP-Wisconsin’s short- and long-term financing applications in April 2008.

Bay Front Emission Controls Certificate of Authority — In February 2008, NSP-Wisconsin filed an application with the PSCW seeking a certificate of authority to install equipment relating to combustion improvement and nitrogen oxide (NOx) emission controls in boilers 1 and 2 at the Bay Front power plant in Ashland County, Wisconsin.  In March 2008, the PSCW issued a certificate of authority and order approving the project.  Construction is expected to begin in May and is expected to be completed in the fall of 2008.

6.              Commitments and Contingent Liabilities

Except as noted below, the circumstances set forth in Notes 10 and 11 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2007 and Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

Site Remediation — NSP-Wisconsin must pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin and some other parties have caused environmental contamination. Environmental contingencies could arise from various situations including the following categories of sites:

•	Sites of former manufactured gas plants (MGPs) operated by NSP-Wisconsin, its predecessors, or other entities; and

•	Third party sites, such as landfills, to which NSP-Wisconsin is alleged to be a potentially responsible party (PRP) that sent hazardous materials and wastes.

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

Estimates are revised as facts become known. At March 31, 2008, the liability for the cost of remediating these sites was estimated to be $44.0 million, of which $1.3 million was considered to be a current liability. Some of the cost of remediation may be recovered from:

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

In September 2002, the Ashland site was placed on the National Priorities List. A determination of the scope and cost of the remediation of the Ashland site is not currently expected until early 2009. NSP-Wisconsin continues to work with the Wisconsin Department of Natural Resources (WDNR) to access state and federal funds to apply to the ultimate remediation cost of the entire site.

In November 2005, the Environmental Protection Agency (EPA) Superfund Innovative Technology Evaluation Program (SITE) Program accepted the Ashland site into its program. As part of the SITE program, NSP-Wisconsin proposed and the EPA accepted a site demonstration of an in situ, chemical oxidation technique to treat upland ground water and contaminated soil. The fieldwork for the demonstration study was completed in February 2007. In 2007, NSP-Wisconsin spent $1.5 million in the development of the work plan, the operation of the existing interim response action and other matters related to the site. In June 2007, the EPA modified its remedial investigation report to establish final remedial action objectives (RAOs) and preliminary remediation goals (PRGs) for the Ashland site. The RAOs and PRGs could potentially impact the development and evaluation of remedial options for ultimate site cleanup. In September 2007, the EPA approved the series of reports included in the remedial investigation (RI) report. The draft feasibility study, which develops and assesses the alternatives for cleaning up the site, was prepared by NSP-Wisconsin and was submitted to the EPA in October 2007. The range of remediation costs set forth in the draft feasibility study is between $35.8 million and $125.5 million. In February 2008, the EPA provided written comments on the October 2007 draft feasibility study submitted by NSP-Wisconsin.  NSP-Wisconsin has until May 15, 2008 to submit a revised draft feasibility study based upon the EPA’s comments.

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

Until the EPA and the WDNR select a remediation strategy for the entire site and determine NSP-Wisconsin’s level of responsibility, NSP-Wisconsin’s liability for the actual cost of remediating the Ashland site and the time frame over which the amounts may be paid out are not determinable. Since NSP-Wisconsin cannot currently estimate the cost of remediating the Ashland site, that portion of the recorded liability related to remediation is based upon the minimum of the estimated range of remediation costs, contained in the draft feasibility study. NSP-Wisconsin has recorded a liability of $43.6 million for its potential liability related to the Ashland site, including potential liability for remediation of the Ashland site, WDNR oversight costs, NRD claims, outside legal and consultant costs and work plan costs.

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

In addition, in 2003, the Wisconsin Supreme Court rendered a ruling that reopens the possibility that NSP-Wisconsin may be able to recover a portion of the remediation costs from its insurance carriers. Any insurance proceeds received by NSP-Wisconsin will be credited to ratepayers.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of NSP-Wisconsin facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. NSP-Wisconsin removal costs for asbestos are expected to be immaterial; therefore, no asset retirement obligation was recorded.  See additional discussion of asset retirement obligations in Note 11 of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2007. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

Clean Air Interstate Rule — In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR) to further regulate sulfur dioxide (SO2) and NOx emissions. The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Wisconsin. CAIR addresses the transportation of fine particulates, ozone and emission precursors to nonattainment downwind states. CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2, with a final compliance deadline in 2015 for both emissions. Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOx that will result in significant emission reductions. It will be based on stringent emission controls and forms the basis for a cap-and-trade program. State emission budgets or caps decline over time. States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

NSP-Wisconsin has generating facilities that will be impacted. Preliminary estimates of capital expenditures associated with compliance with CAIR for the integrated electric production and transmission system of NSP-Wisconsin and NSP-Minnesota, jointly referred to as the NSP System, range from $30 million to $40 million, which would be a cost sharable through the Interchange Agreement with NSP-Minnesota.  NSP-Wisconsin purchases of CAIR NOx allowances are estimated at $2.4 million in 2009 and $2.1 million in 2010.

While NSP-Wisconsin expects to comply with the new rules through a combination of additional capital investments in emission controls at various facilities and purchases of emission allowances, it is continuing to review the alternatives. NSP-Wisconsin believes the cost of any required capital investment or allowance purchases will be recoverable from customers.

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulated mercury emissions from power plants.   In February 2008, the D. C. Circuit Court of Appeals vacated CAMR, which impacts federal CAMR requirements but not necessarily state-only rules.  Given the many uncertainties created by the court’s opinion, it is not possible at this time to provide an accurate summary of applicable federal mercury requirements or cost estimates.

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

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit against Xcel Energy and 23 other oil, gas and coal companies.  The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that Defendants’ emission of carbon dioxide and other greenhouse gases contribute to global warming, which is harming their village.  Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million.  Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other.  Xcel Energy was not named in the civil conspiracy claim.  Xcel Energy believes the claims asserted in this lawsuit are without merit. A response to the complaint is due on or before June 30, 2008.

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

In April 2008, the Court of Appeals issued an order staying briefing until further order of the court.  The order was issued in response to NSP-Wisconsin’s request that oral argument be deferred pending a decision by the Wisconsin Supreme Court in Plastics Engineering Co. vs. Liberty Mutual Insurance Co.  In Plastics Engineering Co., the Wisconsin Supreme Court will consider the method of allocation to be adopted in Wisconsin.

The PSCW has established a deferral process whereby clean-up costs associated with the remediation of former MGP sites are deferred and, if approved by the PSCW, recovered from ratepayers. Carrying charges associated with these clean-up costs are not subject to the deferral process and are not recoverable from ratepayers. Any insurance proceeds received by NSP-Wisconsin will be credited to ratepayers. None of the aforementioned lawsuit settlements are expected to have a material effect on NSP-Wisconsin’s consolidated financial statements.

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

In November 2001, August C. Heeg Jr. and Joanne Heeg filed a complaint against NSP-Wisconsin alleging that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.9 million and pre-verdict interest of $6.1 million. In addition, plaintiffs allege an unspecified amount of damages related to nuisance. The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed rate doctrine was reversed by the Wisconsin Court of Appeals, District IV, in September 2006. NSP-Wisconsin has filed a petition for review with the Wisconsin Supreme Court.  In March 2008, the Wisconsin Supreme Court denied NSP-Wisconsin’s petition for review.

In March 2002, NSP-Wisconsin was served with a lawsuit commenced by James and Grace Gumz and Michael and Susan Gumz alleging that electricity supplied by NSP-Wisconsin harmed their dairy herd and caused them personal injury. The case was tried to a jury commencing in February 2005, on theories of negligence and nuisance. In March 2005, a verdict in the amount of approximately $0.5 million was returned against NSP-Wisconsin. In May 2005, judgment in the amount of $0.6 million was entered against NSP-Wisconsin. NSP-Wisconsin subsequently filed an appeal in District III, Court of Appeals. Plaintiffs filed a cross appeal with respect to the trial court’s dismissal of the treble damages claim. In July 2006, the Court of Appeals affirmed the judgment entered against NSP-Wisconsin. The Court also affirmed the trial court’s dismissal of the plaintiffs’ treble damages claim. NSP- Wisconsin’s petition for review was granted by the Wisconsin Supreme Court in February 2007. In December 2007, the Wisconsin Supreme Court issued its decision affirming the decision of the Court of Appeals.  In March 2008, the Wisconsin Supreme Court denied NSP-Wisconsin’s motion for reconsideration.  In April 2008, NSP-Wisconsin paid the judgment in full. Payment of the judgment will not have a material effect on NSP-Wisconsin’s consolidated financial statements.

7.	Short-Term Borrowings

NSP-Wisconsin has an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  At March 31, 2008 and Dec. 31, 2007, NSP-Wisconsin had short-term borrowings under this intercompany arrangement of $26.0 million and $58.6 million, respectively.  The weighted average interest rates at March 31, 2008 and Dec. 31, 2007 were 3.45 percent and 5.58 percent, respectively.

Clearwater Investments Inc., an NSP-Wisconsin subsidiary, also had notes payable outstanding as of March 31, 2008 and Dec. 31, 2007, to Xcel Energy, in the amount of $0.7 million and $0.7 million, respectively.

8.	Derivative Valuation and Financial Impacts

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

Cash Flow Hedges

Commodity Cash Flow Hedges — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices.  These derivative instruments are designated as cash flow hedges for accounting purposes.  At March 31, 2008, NSP-Wisconsin had no commodity-related contracts designated as cash flow hedges.

Interest Rate Cash Flow Hedges — NSP-Wisconsin enters into interest rate lock agreements, including treasury-rate locks and forward starting swaps, that effectively fix the yield or price on a specified treasury security for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At March 31, 2008, NSP-Wisconsin had net losses of $0.1 million in accumulated other comprehensive income that is expected to be recognized in earnings during the next 12 months.

The following table shows the major components of the derivative instruments valuation in the consolidated balance sheets at March 31 and Dec. 31:

	March 31, 2008		Dec. 31, 2007
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Natural gas hedging derivative instruments	$—	$—	$226	$460
Total	$—	$—	$226	$460

The impact of qualifying cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three months ended March 31,
(Thousands of Dollars)	2008	2007
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(820)	$(899)
After-tax net realized losses on derivative transactions reclassified into earnings	21	19
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(799)	$(880)

9.	Fair Value Measurements

Effective Jan. 1, 2008, NSP-Wisconsin adopted SFAS No. 157 for recurring fair value measurements.  SFAS No. 157 provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. SFAS No. 157 establishes a hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. The three levels defined by the SFAS No. 157 hierarchy and examples of each level are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing have little or no observability as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation.

NSP-Wisconsin did not have any material assets or liabilities measured at fair value on a recurring basis as of March 31, 2008, but had several commodity derivatives measured at fair value as of Jan. 1, 2008.  Fair value for these commodity derivatives was determined based on observable prices for similar forward contracts, or internally prepared option valuation models using observable forward curves and volatilities.  Given the observability of the primary inputs to pricing, commodity derivatives assets of $0.2 million and liabilities of $0.5 million at Jan. 1, 2008, were assigned a Level 2 under the SFAS No. 157 hierarchy.

10.	Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three months ended March 31 consisted of the following:

	Three months ended March 31,
(Thousands of Dollars)	2008	2007
Interest income	$450	$367
Other nonoperating income	32	—
Insurance policy expenses	(85)	(91)
Other nonoperating expenses	—	(3)
Total interest and other income, net	$397	$273

11.	Segment Information

NSP-Wisconsin has two reportable segments, regulated electric utility and regulated natural gas utility.

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended March 31, 2008
Revenues from:
External customers	$165,420	$78,593	$226	$—	$244,239
Internal customers	40	84	—	(124)	—
Total revenue	$165,460	$78,677	$226	$(124)	$244,239
Segment net income	$7,548	$5,414	$178	$—	$13,140

Three months ended March 31, 2007
Revenues from:
External customers	$149,231	$62,882	$182	$—	$212,295
Internal customers	29	510	—	(539)	—
Total revenue	$149,260	$63,392	$182	$(539)	$212,295
Segment net income (loss)	$5,780	$3,369	$(20)	$—	$9,129

12.	Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended March 31,
(Thousands of Dollars)	2008	2007
Net income	$13,140	$9,129
Other comprehensive income:
After-tax net realized losses on derivative transactions reclassified into earnings	21	19
Other comprehensive income	21	19
Comprehensive income	$13,161	$9,148

13.	Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended March 31,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$16,773	$16,485	$1,464	$1,701
Interest cost	40,583	39,598	12,546	13,603
Expected return on plan assets	(68,472)	(65,891)	(7,500)	(7,618)
Amortization of transition obligation	—	—	3,644	3,611
Amortization of prior service cost (credit)	5,166	6,487	(544)	(545)
Amortization of net loss	2,859	3,867	2,718	4,994
Net periodic benefit cost (credit)	(3,091)	546	12,328	15,746
Credits not recognized due to the effects of regulation	2,592	2,680	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost (credit) recognized for financial reporting	$(499)	$3,226	$13,301	$16,719

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(389)	$(236)	$500	$602

(1)  Includes qualified and non-qualified pension net periodic benefit cost.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,”

“objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims, actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2007 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 2008.

Market Risks

NSP-Wisconsin is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its annual report on Form 10-K for the year ended Dec. 31, 2007.

Commodity price and interest rate risks for NSP-Wisconsin are mitigated in most jurisdictions due to cost-based rate regulation. At March 31, 2008, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2007.

RESULTS OF OPERATIONS

NSP-Wisconsin’s net income was $13.1 million for the first three months of 2008, compared with $9.1 million for the first three months of 2007.

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

	Three months ended March 31,
(Millions of Dollars)	2008	2007

Total electric utility revenues	$165	$149
Electric fuel and purchased power	(100)	(89)
Total electric utility margin	$65	$60
Margin as a percentage of revenues	39.3%	40.3%

The following summarizes the components of the changes in base electric revenues and base electric margin for the three months ended March 31:

Base Electric Revenues

(Millions of Dollars)	2008 vs. 2007

2007 fuel refund	$10
Base rate changes	8
Interchange agreement billing with NSP-Minnesota	(8)
Fuel and purchased power cost recovery	3
Estimated impact of weather	1
Firm wholesale	1
Increased revenue due to leap year (weather normalized impact)	1
Total increase in base electric revenues	$16

Base Electric Margin

(Millions of Dollars)	2008 vs. 2007

Base rate changes	$8
Interchange agreement billing with NSP-Minnesota (net of deferrals)	(5)
Estimated impact of weather	1
Increased margin due to leap year (weather normalized impact)	1
Firm wholesale	1
Fuel and purchased power cost recovery	(1)
Total increase in base electric margin	$5

Natural Gas Utility Margins

The following table details the change in natural gas revenues and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Three months ended March 31,
(Millions of Dollars)	2008	2007

Natural gas revenues	$79	$63
Cost of natural gas purchased and transported	(62)	(50)
Natural gas margin	$17	$13

The following summarizes the components of the changes in natural gas revenues and margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2008 vs. 2007

Purchased gas adjustment clause recovery	$13
Base rate changes	1
Estimated impact of weather	1
Other	1
Total increase in natural gas revenues	$16

Natural Gas Margin

(Millions of Dollars)	2008 vs. 2007

Base rate changes	$1
Estimated impact of weather	1
Other	2
Total increase in natural gas margin	$4

Non-Fuel Operating Expense and Other Items

The following summarizes the components of the changes in other operating and maintenance expense for the three months ended March. 31:

(Millions of Dollars)	2008 vs. 2007

Higher conservation program costs	$1
Total increase in operating and maintenance expense	$1

Depreciation and Amortization – Depreciation and amortization expense increased by approximately $0.9 million, or 6.6 percent, for the first three months of 2008 compared with the first three months of 2007.  The increase was primarily due to normal system expansion.

Income taxes — Income tax expense increased by $2.3 million for the first quarter of 2008, compared with 2007.  The increase in income tax expense was primarily due to an increase in pretax income. The effective tax rate was 37.7 percent for the first quarter of 2008, compared with 38.2 percent for the same period in 2007.

Regulation

Summary of Recent Regulatory Developments

The Federal Energy Regulatory Commission (FERC) has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Wisconsin. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2007.In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against NSP-Wisconsin. After consultation with legal counsel, NSP-Wisconsin has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 5 and 6 of the Financial Statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 10 and 11 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2007 for a description of certain legal proceedings presently pending.

Item 1A. Risk Factors

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its 2007 Annual Report on Form 10-K, which is incorporated herein by reference. There have been no material changes to the risk factors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2008.

Northern States Power Co. (a Wisconsin corporation)
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer