Form 10-Q
period 2008-06-30
NORTHERN STATES POWER CO /WI/
filed 2008-08-04
CIK 72909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

☐  Large accelerated filer    ☐  Accelerated filer    ☒ Non-accelerated filer (Do not check if a smaller reporting company)   ☐  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 4, 2008
Common Stock, $100 par value	933,000 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues
Electric utility	$156,427	$153,141	$321,847	$302,372
Natural gas utility	31,497	21,818	110,090	84,700
Other	215	217	441	399
Total operating revenues	188,139	175,176	432,378	387,471

Operating expenses
Electric fuel and purchased power	90,999	92,862	191,427	181,525
Cost of natural gas sold and transported	23,816	15,461	85,699	65,087
Other operating and maintenance expenses	36,368	33,521	70,213	67,279
Conservation program expenses	2,543	1,854	5,085	3,709
Depreciation and amortization	14,450	13,446	28,559	26,677
Taxes (other than income taxes)	5,247	5,030	10,781	10,370
Total operating expenses	173,423	162,174	391,764	354,647

Operating income	14,716	13,002	40,614	32,824

Interest and other income, net	277	393	674	666
Allowance for funds used during construction — equity	78	304	373	461

Interest charges and financing costs
Interest charges — includes financing costs of $323, $312, $646 and $621, respectively	5,656	5,611	11,583	11,343
Allowance for funds used during construction — debt	(182)	(317)	(605)	(573)
Total interest charges and financing costs	5,474	5,294	10,978	10,770

Income before income taxes	9,597	8,405	30,683	23,181
Income taxes	3,606	3,106	11,552	8,753
Net income	$5,991	$5,299	$19,131	$14,428

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Six months Ended June 30,
	2008	2007

Operating activities
Net income	$19,131	$14,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,936	27,829
Deferred income taxes	1,813	4,477
Amortization of investment tax credits	(340)	(346)
Allowance for equity funds used during construction	(373)	(461)
Net realized and unrealized hedging and derivative transactions	490	811
Changes in operating assets and liabilities:
Accounts receivable	12,638	10,148
Accrued unbilled revenues	17,531	12,263
Inventories	3,471	3,293
Other current assets	441	355
Accounts payable	(10,689)	(4,343)
Net regulatory assets and liabilities	2,504	(11,019)
Other current liabilities	1,774	3,065
Change in other noncurrent assets	48	(1,270)
Change in other noncurrent liabilities	492	497
Net cash provided by operating activities	78,867	59,727

Investing activities
Utility capital/construction expenditures	(44,625)	(36,537)
Allowance for equity funds used during construction	373	461
Other investments	197	(242)
Net cash used in investing activities	(44,055)	(36,318)

Financing activities
Proceeds from notes payable to affiliate	243,300	162,900
Repayment of notes payable to affiliate	(265,000)	(169,150)
Repayment of long-term debt	(16)	(13)
Capital contributions from parent	8,188	3,002
Dividends paid to parent	(18,888)	(20,579)
Net cash used in financing activities	(32,416)	(23,840)

Net increase (decrease) in cash and cash equivalents	2,396	(431)
Cash and cash equivalents at beginning of period	751	1,162
Cash and cash equivalents at end of period	$3,147	$731

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$10,098	$10,108
Cash paid for income taxes (net of refunds received)	7,668	7,206
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment additions in accounts payable	$1,078	$1,011

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	June 30, 2008	Dec. 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$3,147	$751
Accounts receivable, net	56,102	69,183
Accounts receivable from affiliates	3,161	2,718
Accrued unbilled revenues	19,509	37,040
Inventories	30,052	33,523
Prepaid taxes	17,543	17,041
Deferred income taxes	22,075	13,532
Derivative instruments valuation	1,629	226
Prepayments and other	1,206	2,734
Total current assets	154,424	176,748

Property, plant and equipment, net	991,852	975,609

Other assets:
Regulatory assets	131,707	114,373
Prepaid pension asset	42,016	40,681
Other investments	4,705	4,902
Other	4,815	4,959
Total other assets	183,243	164,915
Total assets	$1,329,519	$1,317,272

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$80,258	$80,266
Notes payable to affiliates	37,550	59,250
Accounts payable	28,103	37,454
Accounts payable to affiliates	23,519	25,691
Dividends payable to parent	9,327	9,522
Accrued payroll and benefits	6,058	5,916
Accrued interest	4,131	4,105
Derivative instruments valuation	39	460
Other	7,676	6,317
Total current liabilities	196,661	228,981

Deferred credits and other liabilities:
Deferred income taxes	192,483	181,506
Deferred investment tax credits	10,655	10,995
Regulatory liabilities	104,533	103,327
Pension and employee benefit obligations	26,514	26,328
Customer advances	18,829	18,462
Asset retirement obligations	2,938	2,902
Environmental liabilities	66,139	42,705
Other	1,238	1,064
Total deferred credits and other liabilities	423,329	387,289

Minority interest in subsidiaries	163	212

Commitments and contingent liabilities
Capitalization:
Long-term debt	235,426	235,402
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	124,145	115,957
Retained earnings	257,275	256,951
Accumulated other comprehensive loss	(780)	(820)
Total common stockholder’s equity	473,940	465,388
Total liabilities and equity	$1,329,519	$1,317,272

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2008, and Dec. 31, 2007; the results of operations for the three and six months ended June 30, 2008 and 2007; and cash flows for the six months ended June 30, 2008 and 2007. Due to the seasonality of electric and natural gas sales of NSP-Wisconsin, interim results are not necessarily an appropriate base from which to project annual results.

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

2.	Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements (SFAS No. 157) — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after Nov. 15, 2007.

As of Jan. 1, 2008, NSP-Wisconsin adopted SFAS No. 157 for all assets and liabilities measured at fair value except for non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis, as permitted by FASB Staff Position No. 157-2.  The adoption did not have a material impact on its consolidated financial statements.  For additional discussion and SFAS No. 157 required disclosures, see Note 9 to the consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS No. 159) — In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS No. 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement was effective for fiscal years beginning after Nov. 15, 2007.  Effective Jan. 1, 2008, NSP-Wisconsin adopted SFAS No. 159 and the adoption did not have a material impact on its consolidated financial statements.

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

Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51 (SFAS No. 160) — In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after Dec. 15, 2008. NSP-Wisconsin is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161) — In March 2008, the FASB issued SFAS No. 161, which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures of objectives and strategies for using derivatives, gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008, with early application encouraged.  NSP-Wisconsin is currently evaluating the impact of adoption of SFAS No. 161 on its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles (GAAP) (SFAS No. 162)  — In May 2008, the FASB issued SFAS No. 162, which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. NSP-Wisconsin does not believe that implementation of SFAS No. 162 will have any impact on its consolidated financial statements.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (Emerging Issues Task Force (EITF) Issue No. 06-4) — In June 2006, the EITF reached a consensus on EITF No. 06-4, which provides guidance on the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer.  EITF No. 06-4 was effective for fiscal years beginning after Dec. 15, 2007, with earlier application permitted.  Upon adoption of EITF No. 06-4 on Jan. 1, 2008, NSP-Wisconsin recorded a liability of $0.1 million, net of tax, as a reduction of retained earnings.  Thereafter, changes in the liability are reflected in operating results.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2008	Dec. 31, 2007
Accounts receivable, net:
Accounts receivable	$59,044	$72,013
Less allowance for bad debts	(2,942)	(2,830)
	$56,102	$69,183

Inventories:
Materials and supplies	$4,801	$4,283
Fuel	13,840	13,457
Natural gas	11,411	15,783
	$30,052	$33,523

(Thousands of Dollars)	June 30, 2008	Dec. 31, 2007
Property, plant and equipment, net:
Electric utility plant	$1,391,305	$1,338,188
Natural gas utility plant	170,172	167,593
Common utility and other property	109,746	108,289
Construction work in progress	35,383	52,705
Total property, plant and equipment	1,706,606	1,666,775
Less accumulated depreciation	(714,754)	(691,166)
	$991,852	$975,609

4.	Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated income tax returns.  In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009. Xcel Energy expects the IRS to commence their examination of tax years 2006 and 2007 in the third quarter of 2008.

As of June 30, 2008, NSP-Wisconsin’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2003. There currently are no state income tax audits in progress.

The amount of unrecognized tax benefits was $0.9 million and $1.1 million on Dec. 31, 2007 and June 30, 2008, respectively.

The unrecognized tax benefit balance included $0.1 million and $0.2 million of tax positions on Dec. 31, 2007 and June 30, 2008, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $0.8 million and $0.9 million of tax positions on Dec. 31, 2007 and June 30, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $0.1 million from April 1, 2008 to June 30, 2008, was due to the addition of similar uncertain tax positions related to ongoing activity.  NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months when the IRS and state audits resume.  However, at this time, it is not reasonably possible to estimate an overall range of possible change.

The liability for interest related to unrecognized tax benefits on Dec. 31, 2007, was not material.  The change in the interest liability from Dec. 31, 2007, to June 30, 2008, was not material.  No amounts were accrued for penalties as of June 30, 2008.

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

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

Base Rate

Electric and Gas Rate Case — In January 2008, the PSCW issued the final written order in NSP-Wisconsin’s 2008 test year rate case, approving an electric rate increase of approximately $39.4 million, or 8.1 percent, and a natural gas rate increase of $5.3 million, or 3.3 percent. The rate increase was based on a 10.75 percent return on equity and a 52.5 percent common equity ratio. New rates went into effect Jan. 9, 2008.

On Aug. 1, 2008, NSP-Wisconsin filed an application with the PSCW requesting authority to increase retail electric rates by $47.1 million, which represents an overall increase of 8.6 percent.  In the application, NSP-Wisconsin requested the PSCW to reopen the 2008 base rate case for the limited purpose of adjusting 2009 base electric rates to reflect forecast increases in production and transmission costs, as authorized by the PSCW.

The requested increase in electric rates is related to investments in cleaner sources of energy and transmission lines to reliably meet customers’ electric demand and increasing costs for fuel and purchased power.  No changes are being requested to the capital structure or ROE authorized by the PSCW in the 2008 base rate case.

Public hearings to address NSP-Wisconsin’s rate request will be held later this fall at the PSCW.  No specific dates for hearings or prehearing conferences have been scheduled as of this time.

Other

2008 Electric Fuel Cost Recovery — On May 2, 2008, the PSCW approved NSP-Wisconsin’s request to increase Wisconsin retail electric rates on an interim basis. The PSCW approved $19.7 million, or 3.8 percent, on an annual basis, to recover increases in fuel and purchased power costs.  NSP-Wisconsin expects that the surcharge will generate approximately $13 million in additional revenues in 2008.  The increase in fuel costs is primarily driven by fuel and purchased power costs, including replacement power costs associated with unplanned plant outages.  Fuel costs for the remainder of 2008 are expected to be significantly higher than approved by the PSCW in NSP-Wisconsin’s 2008 rate case. The increased rates went into effect May 6, 2008.  The revenues that NSP-Wisconsin collects are subject to refund with interest at a rate of 10.75 percent, pending PSCW review and final approval.

Fuel Cost Recovery Rulemaking — In June 2006, the PSCW opened a rulemaking docket to address potential revisions to the electric fuel cost recovery rules. Wisconsin statutes prohibit the use of automatic adjustment clauses by large investor-owned electric public utilities. The statutes authorize the PSCW to approve a rate increase for these utilities to allow for the recovery of costs caused by an emergency or extraordinary increase in the cost of fuel.

In August 2007, the PSCW staff issued its draft revisions to the fuel rules and requested comments. The proposed rules incorporate a plan year fuel cost forecast, deferred accounting for differences between actual and forecast costs (if the difference is greater than 2 percent), and an after the fact reconciliation proceeding to allow the opportunity to recover or refund the deferred balance.

On July 3, 2008, the PSCW officially issued its proposed revisions to the fuel rules for public comment, and set a hearing date of August 4, 2008.  The proposed revisions to the rules are substantively the same as the version issued in August 2007, described above. If approved as proposed, the new rules would be effective with rate requests filed after January 1, 2009.

Bay Front Emission Controls Certificate of Authority — In March 2008, the PSCW issued a certificate of authority and order approving NSP-Wisconsin’s application to install equipment relating to combustion improvement and nitrogen oxide (NOx) emission controls in boilers 1 and 2 at the Bay Front power plant in Ashland County, Wisconsin.  Construction began in May and is expected to be completed in the fall of 2008.

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

Environmental Contingencies

NSP-Wisconsin has been, or is currently, involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, NSP-Wisconsin believes it will recover some portion of these costs through insurance claims. Additionally, where applicable, NSP-Wisconsin is pursuing, or intends to pursue, recovery from other potentially responsible parties (PRP) and through the rate regulatory process. New and changing federal and state environmental mandates can also create added financial liabilities for NSP-Wisconsin, which are normally recovered through the rate regulatory process. To the extent any costs are not recovered through the options listed above, NSP-Wisconsin would be required to recognize an expense.

Site Remediation — NSP-Wisconsin must pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin or other parties have caused environmental contamination. Environmental contingencies could arise from various situations including sites of former manufactured gas plants (MGPs) operated by NSP-Wisconsin, its predecessors, or other entities; and  third party sites, such as landfills, to which NSP-Wisconsin is alleged to be a PRP that sent hazardous materials and wastes.  At June 30, 2008, the liability for the cost of remediating these sites was estimated to be $67.2 million, of which $1.1 million was considered to be a current liability.

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

In September 2002, the Ashland site was placed on the National Priorities List. A final determination of the scope and cost of the remediation of the Ashland site is not currently expected until early 2009. NSP-Wisconsin continues to work with the Wisconsin Department of Natural Resources (WDNR) to access state and federal funds to apply to the ultimate remediation cost of the entire site.

In October 2004, the WDNR filed a lawsuit in Wisconsin state court for reimbursement of past oversight costs incurred at the Ashland site between 1994 and March 2003 in the approximate amount of $1.4 million. The lawsuit has been stayed. NSP-Wisconsin has recorded an estimate of its potential liability. All costs paid to the WDNR are expected to be recoverable in rates.

In November 2005, the Environmental Protection Agency (EPA) Superfund Innovative Technology Evaluation Program (SITE) Program accepted the Ashland site into its program. As part of the SITE program, NSP-Wisconsin proposed and the EPA accepted a site demonstration of an in situ, chemical oxidation technique to treat upland ground water and contaminated soil. The fieldwork for the demonstration study was completed in February 2007. In 2007, NSP-Wisconsin spent $1.5 million in the development of the work plan, the operation of the existing interim response action and other matters related to the site. In June 2007, the EPA modified its remedial investigation report to establish final remedial action objectives (RAOs) and preliminary remediation goals (PRGs) for the Ashland site. The RAOs and PRGs could potentially impact the development and evaluation of remedial options for ultimate site cleanup.  In October 2007, the EPA approved the series of reports included in the remedial investigation (RI) report. The draft feasibility study, which develops and assesses the alternatives for cleaning up the site, was prepared by NSP-Wisconsin and was submitted to the EPA in October 2007. The EPA commented on the draft feasibility study in February 2008, and a revised feasibility study addressing EPA’s concerns was submitted in May 2008.  The estimated remediation costs for the site range between $49.7 million and $137.5 million, including costs set forth in the revised feasibility study, as well as estimates for WDNR past oversight costs, outside legal and consultant costs and work plan costs.

In addition to potential liability for remediation, NSP-Wisconsin may also have liability for natural resource damages (NRD) at the Ashland site. NSP-Wisconsin has indicated to the relevant natural resource trustees its interest in engaging in discussions concerning the assessment of natural resources injuries and in proposing various restoration projects in an effort to fully and finally resolve all NRD claims. NSP-Wisconsin is not able to estimate its potential exposure for NRD at the site, but has recorded an estimate of its potential liability based upon the minimum of its estimated range of potential exposure.

Until the EPA and the WDNR select a remediation strategy for the entire site and determine NSP-Wisconsin’s level of responsibility, NSP-Wisconsin’s liability for the actual cost of remediating the Ashland site and the time frame over which the amounts may be paid out are not determinable. NSP-Wisconsin has recorded a liability of $65.9 million based on management’s best estimate of remediation costs.

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

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of NSP-Wisconsin’s facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. NSP-Wisconsin removal costs for asbestos are expected to be immaterial; therefore, no asset retirement obligation was recorded.  See additional discussion of asset retirement obligations in Note 11 of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2007. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

Clean Air Interstate Rule — In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR) to further regulate sulfur dioxide (SO2) and NOx emissions. The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Wisconsin. CAIR addresses the transportation of fine particulates, ozone and emission precursors to nonattainment downwind states. CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2, with a final compliance deadline in 2015 for both emissions. Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOx that will result in significant emission reductions. It will be based on stringent emission controls and forms the basis for a cap-and-trade program. State emission budgets or caps decline over time. States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.  On July 11, 2008, the D.C. Circuit Court of Appeals vacated CAIR in its entirety and remanded the rule to EPA.  NSP-Wisconsin is currently analyzing the opinion and its implications, and will update the following discussion of CAIR pending further review.

NSP-Wisconsin has generating facilities that would be impacted by CAIR.  The preliminary estimate of capital expenditures associated with compliance with CAIR for the integrated electric production and transmission system of NSP-Wisconsin and NSP-Minnesota, jointly referred to as the NSP System, is $41.4 million, which would be a cost sharable through the Interchange Agreement with NSP-Minnesota.  NSP-Wisconsin purchases of CAIR NOx allowances are estimated at $1.6 million in 2009 and $1.7 million in 2010.

NSP-Wisconsin believes the cost of any required capital investment or allowance purchases will be recoverable from customers.  NSP-Wisconsin will continue to review these cost projections in light of the court’s opinion vacating CAIR.

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

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” (BTA) for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit challenging the phase II rulemaking. In January 2007, the court issued its decision and remanded virtually every aspect of the rule to the EPA for reconsideration. In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the court-ordered remand. As a result, the rule’s compliance requirements and associated deadlines are currently unknown. It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved.  In April 2008, the U.S. Supreme Court granted limited review of the Second Circuit’s opinion to determine whether the EPA has the authority to consider costs and benefits in assessing BTA.  A decision is not expected until 2009.

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

Environmental Litigation

Carbon Dioxide Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of NSP-Wisconsin, to force reductions in carbon dioxide (CO2) emissions. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the Second Circuit Court of Appeals.  In June 2007 the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “ pollutant” subject to regulation by the EPA under the Clean Air Act. In response to the request of the Second Circuit Court of Appeals, in June 2007, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal.  The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, the parent company of NSP-Wisconsin, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.” Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  In September 2007, plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals. Oral arguments will be presented to the Court of Appeals on Aug. 6, 2008. It is uncertain when the Court will reach a decision.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of NSP-Wisconsin, and 23 other oil, gas and coal companies.  The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that Defendants’ emission of CO2 and other greenhouse gases contribute to global warming, which is harming their village.  Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million.  Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other.  Xcel Energy was not named in the civil conspiracy claim.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008.

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

In April 2008, the Court of Appeals issued an order staying briefing and other appellate proceedings until further order of the court.  The order was issued in response to NSP-Wisconsin’s request that oral argument be deferred pending a decision by the Wisconsin Supreme Court in Plastics Engineering Co. vs. Liberty Mutual Insurance Co.  In Plastics Engineering Co., the Wisconsin Supreme Court will consider the method of allocation to be adopted in Wisconsin.

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

Stray Voltage — In November 2001, Ralph and Karline Schmidt filed a complaint against NSP-Wisconsin alleging that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.0 million and pre-verdict interest of $1.2 million. In addition, plaintiffs allege an unspecified amount of damages related to nuisance. The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed rate doctrine was reversed by the Wisconsin Court of Appeals, District IV, in September 2006. NSP-Wisconsin filed its petition for review with the Wisconsin Supreme Court in October 2006, which was granted by the Wisconsin Supreme Court in February 2007. In December 2007, the Wisconsin Supreme Court issued its decision affirming the decision of the Court of Appeals and remanding the case to the Circuit Court.  A trial date is scheduled  for Oct. 12 – 30, 2009.

In November 2001, August C. Heeg Jr. and Joanne Heeg filed a complaint against NSP-Wisconsin alleging that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.9 million and pre-verdict interest of $6.1 million. In addition, plaintiffs allege an unspecified amount of damages related to nuisance. The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed rate doctrine was reversed by the Wisconsin Court of Appeals, District IV, in September 2006. NSP-Wisconsin has filed a petition for review with the Wisconsin Supreme Court.  In March 2008, the Wisconsin Supreme Court denied NSP-Wisconsin’s petition for review.  A trial date is scheduled for June 15 – 30, 2009.

7.	Short-Term Borrowings

NSP-Wisconsin has an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  At June 30, 2008 and Dec. 31, 2007, NSP-Wisconsin had short-term borrowings under this intercompany arrangement of $36.9 million and $58.6 million, respectively.  The weighted average interest rates at June 30, 2008 and Dec. 31, 2007 were 3.06 percent and 5.58 percent, respectively.

Clearwater Investments Inc., an NSP-Wisconsin subsidiary, also had notes payable outstanding as of June 30, 2008 and Dec. 31, 2007, to Xcel Energy, in the amount of $0.7 million.

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

Cash Flow Hedges

Commodity Cash Flow Hedges — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices.  These derivative instruments are designated as cash flow hedges for accounting purposes.  At June 30, 2008, NSP-Wisconsin had various commodity-related contracts designated as cash flow hedges extending through March 2009.  The fair value of these cash flow hedges is deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

Interest Rate Cash Flow Hedges — NSP-Wisconsin enters into interest rate lock agreements, including treasury-rate locks and forward starting swaps, that effectively fix the yield or price on a specified treasury security for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At June 30, 2008, NSP-Wisconsin had net losses of $0.1 million in accumulated other comprehensive income that is expected to be recognized in earnings during the next 12 months.

The following table shows the major components of the derivative instruments valuation in the consolidated balance sheets at June 30 and Dec. 31:

	June 30, 2008		Dec. 31, 2007
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Natural gas hedging derivative instruments	$1,629	$39	$226	$460
Total	$1,629	$39	$226	$460

The impact of qualifying cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Six months ended June 30,
(Thousands of Dollars)	2008	2007
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(820)	$(899)
After-tax net realized losses on derivative transactions reclassified into earnings	40	38
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(780)	$(861)

9.	Fair Value Measurements

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

NSP-Wisconsin held several commodity derivatives measured at fair value on a recurring basis as of June 30, 2008.  Fair value for these commodity derivatives was determined based on observable prices for similar forward contracts, or internally prepared option valuation models using observable forward curves and volatilities.  Given the observability of the primary inputs to pricing, commodity derivatives of $1.6 million at June 30, 2008, were assigned a Level 2 under the SFAS No. 157 hierarchy.

10.	Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three and six months ended June 30 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2008	2007	2008	2007
Interest income	$280	$513	$730	$880
Other nonoperating income	24	—	56	—
Insurance policy expenses	(27)	(120)	(112)	(211)
Other nonoperating expenses	—	—	—	(3)
Total interest and other income, net	$277	$393	$674	$666

11.	Segment Information

NSP-Wisconsin has two reportable segments, regulated electric utility and regulated natural gas utility.

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended June 30, 2008
Revenues from:
External customers	$156,427	$31,497	$215	$—	$188,139
Internal customers	84	716	—	(800)	—
Total revenues	$156,511	$32,213	$215	$(800)	$188,139
Segment net income (loss)	$6,134	$(38)	$(105)	$—	$5,991

Three months ended June 30, 2007
Revenues from:
External customers	$153,141	$21,818	$217	$—	$175,176
Internal customers	69	650	—	(719)	—
Total revenues	$153,210	$22,468	$217	$(719)	$175,176
Segment net income (loss)	$5,791	$(350)	$(142)	$—	$5,299

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2008
Revenues from:
External customers	$321,847	$110,090	$441	$—	$432,378
Internal customers	123	800	—	(923)	—
Total revenues	$321,970	$110,890	$441	$(923)	$432,378
Segment net income	$13,683	$5,375	$73	$—	$19,131

Six months ended June 30, 2007
Revenues from:
External customers	$302,372	$84,700	$399	$—	$387,471
Internal customers	98	1,160	—	(1,258)	—
Total revenues	$302,470	$85,860	$399	$(1,258)	$387,471
Segment net income (loss)	$11,571	$3,019	$(162)	$—	$14,428

12.                 Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Millions of dollars)	2008	2007	2008	2007
Net income	$5,991	$5,299	$19,131	$14,428
Other comprehensive income:
After-tax net realized losses on derivatives transactions reclassified into earnings	19	19	40	38
Other comprehensive income	19	19	40	38
Comprehensive income	$6,010	$5,318	$19,171	$14,466

13.                 Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended June 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$14,929	$14,555	$1,211	$1,205
Interest cost	44,677	43,028	12,894	11,635
Expected return on plan assets	(68,697)	(66,525)	(8,425)	(7,582)
Amortization of transition obligation	—	—	3,644	3,677
Amortization of prior service cost (credit)	5,166	6,487	(544)	(545)
Amortization of net loss	3,511	4,555	3,031	2,106
Net periodic benefit cost (credit)	(414)	2,100	11,811	10,496
Credits not recognized due to the effects of regulation	1,925	2,894	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$1,511	$4,994	$12,784	$11,469

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(166)	$(254)	$506	$355

(1)          Includes qualified and non-qualified pension net periodic benefit cost.

	Six months ended June 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$31,702	$31,040	$2,675	$2,906
Interest cost	85,260	82,626	25,440	25,238
Expected return on plan assets	(137,169)	(132,416)	(15,925)	(15,200)
Amortization of transition obligation	—	—	7,288	7,288
Amortization of prior service cost (credit)	10,332	12,974	(1,088)	(1,090)
Amortization of net loss	6,370	8,422	5,749	7,100
Net periodic benefit cost (credit)	(3,505)	2,646	24,139	26,242
Credits not recognized due to the effects of regulation	4,517	5,574	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,946
Net benefit cost recognized for financial reporting	$1,012	$8,220	$26,085	$28,188

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(555)	$(490)	$1,006	$957

(1)  Includes qualified and non-qualified pension net periodic benefit cost.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims, actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2007 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2008.

Market Risks

NSP-Wisconsin is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its annual report on Form 10-K for the year ended Dec. 31, 2007.

Commodity price and interest rate risks for NSP-Wisconsin are mitigated in most jurisdictions due to cost-based rate regulation. At June 30, 2008, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2007.

RESULTS OF OPERATIONS

NSP-Wisconsin’s net income was $19.1 million for the six three months of 2008, compared with $14.4 million for the first six months of 2007.

Electric Utility Margin

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

	Six months ended June 30,
(Millions of Dollars)	2008	2007

Total electric utility revenues	$322	$302
Electric fuel and purchased power	(192)	(182)
Total electric utility margin	$130	$120
Margin as a percentage of revenues	40.4%	39.7%

The following summarizes the components of the changes in base electric revenues and base electric margin for the six months ended June 30:

Base Electric Revenues

(Millions of Dollars)	2008 vs. 2007

Base rate changes	$16
Interchange agreement billing with NSP-Minnesota	(11)
2007 fuel refund	10
Fuel and purchased power cost recovery	4
Firm wholesale	1
Increased revenues due to leap year (weather normalized impact)	1
Estimated impact of weather	(1)
Total increase in base electric revenues	$20

Base Electric Margin

(Millions of Dollars)	2008 vs. 2007

Base rate changes	$16
Interchange agreement billing with NSP-Minnesota (net of deferrals)	(11)
Fuel and purchased power cost recovery	6
Purchased capacity cost	(2)
Firm wholesale	1
Increased margin due to leap year (weather normalized impact)	1
Estimated impact of weather	(1)
Total increase in base electric margin	$10

Natural Gas Utility Margins

The following table details the change in natural gas revenues and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Six months ended June 30,
(Millions of Dollars)	2008	2007

Natural gas revenues	$110	$85
Cost of natural gas purchased and transported	(86)	(65)
Natural gas margin	$24	$20

The following summarizes the components of the changes in natural gas revenues and margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2008 vs. 2007

Purchased natural gas adjustment clause recovery	$20
Estimated impact of weather	2
Base rate changes	1
Other	2
Total increase in natural gas revenues	$25

Natural Gas Margin

(Millions of Dollars)	2008 vs. 2007

Estimated impact of weather	$2
Base rate changes	1
Other	1
Total increase in natural gas margin	$4

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — The following summarizes the components of the changes in other operating and maintenance expense for the six months ended June 30:

(Millions of Dollars)	2008 vs. 2007

Higher plant generation costs	$1
Higher labor costs	1
Other	1
Total increase in other operating and maintenance expenses	$3

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $1.9 million, or 7.1 percent, for the first six months of 2008 compared with the first six months of 2007.  The increase was primarily due to normal system expansion.

Conservation program expenses — Conservation program expenses increased approximately $1.4 million, or 37.1 percent, for the first six months of 2008, compared to the same period in 2007.  The higher expense is attributable to the ongoing expansion of such programs as designed, in part, to meet certain regulatory commitments.

Income taxes — Income tax expense increased by $2.8 million for the first six months of 2008, compared with the first six months of 2007.  The increase in income tax expense was primarily due to an increase in pretax income. The effective tax rate was 37.6 percent for the first six months of 2008, compared with 37.8 percent for the same period in 2007.

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

Electric Reliability Standards Matters — The electric production and transmission system of NSP-Minnesota is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System.  On Sept. 18, 2007, portions of the NSP System and transmission systems west and north of the NSP System briefly islanded from the rest of the Eastern Interconnection, as a result of a series of transmission line outages.  The initial transmission line outage appears to have occurred on the NSP-Minnesota transmission system due to a failure of a 345 KV conductor during severe weather, and approximately 6,000 NSP-Wisconsin customers temporarily lost power.  The Midwest Reliability Organization (MRO), the North American Electric Reliability Council (NERC) regional entity responsible for oversight of electric system reliability in the upper Midwest, including the NSP System, has initiated an independent incident analysis.  In addition, NERC has initiated a compliance investigation to determine if violations of mandatory NERC reliability standards contributed to the event.  Xcel Energy is cooperating with the MRO incident analysis and NERC compliance investigation.

In June 2008, PSCo was subject to an audit of its compliance with NERC and regional reliability standards by Western Electricity Coordinating Council (WECC), the NERC regional entity for the PSCo system.   In response to information identified in during the audit, Xcel Energy conducted a comprehensive review of the maintenance records for all relay devices on the NSP System.  That review NSP-Minnesota and NSP-Wisconsin did not have documentation demonstrating that all relay devices on the NSP System had been maintained on the schedule in Xcel Energy’s adopted maintenance plan.  In June 2008, the NSP System filed a self-report regarding the maintenance plan violations with the MRO.  Xcel Energy is uncertain if self-report will result in financial penalties being imposed on NSP-Minnesota and NSP-Wisconsin.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in NSP-Wisconsin’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against NSP-Wisconsin. After consultation with legal counsel, NSP-Wisconsin has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 5 and 6 of the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 10 and 11 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2007 for a description of certain legal proceedings presently pending.

Item 1A. RISK FACTORS

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its 2007 Annual Report on Form 10-K, which is incorporated herein by reference. There have been no material changes to the risk factors.

Item 6. EXHIBITS

*Indicates incorporation by reference

3.01*	Amended and restated articles of incorporation of Northern States Power Company, a Wisconsin corporation, (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).

3.02	By-Laws of Northern States Power Company, a Wisconsin corporation, as amended Dec. 6, 2001 and June 3, 2008.

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 4, 2008.

Northern States Power Co. (a Wisconsin corporation)
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer