Form 10-Q
period 2008-09-30
NORTHERN STATES POWER CO /WI/
filed 2008-10-27
CIK 72909

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

☐  Large accelerated filer    ☐  Accelerated filer    ☒ Non-accelerated filer (Do not check if a smaller reporting company) ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 27, 2008
Common Stock, $100 par value	933,000 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Operating revenues
Electric utility	$173,312	$173,634	$495,159	$476,006
Natural gas utility	18,459	14,888	128,549	99,588
Other	234	212	675	611
Total operating revenues	192,005	188,734	624,383	576,205

Operating expenses
Electric fuel and purchased power	98,322	93,529	289,749	275,054
Cost of natural gas sold and transported	12,851	9,910	98,550	74,997
Other operating and maintenance expenses	33,161	32,932	103,374	100,211
Conservation program expenses	2,542	1,854	7,627	5,563
Depreciation and amortization	14,687	13,658	43,246	40,335
Taxes (other than income taxes)	5,189	4,475	15,970	14,845
Total operating expenses	166,752	156,358	558,516	511,005

Operating income	25,253	32,376	65,867	65,200

Interest and other income (expense), net	(732)	161	(58)	827
Allowance for funds used during construction — equity	248	356	621	817

Interest charges and financing costs
Interest charges — includes other financing costs of $338, $316, $984 and $936, respectively	6,619	5,706	18,202	17,049
Allowance for funds used during construction — debt	(219)	(412)	(824)	(985)
Total interest charges and financing costs	6,400	5,294	17,378	16,064

Income before income taxes	18,369	27,599	49,052	50,780
Income taxes	7,278	10,949	18,830	19,702
Net income	$11,091	$16,650	$30,222	$31,078

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Nine months Ended Sept. 30,
	2008	2007

Operating activities
Net income	$30,222	$31,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,334	42,138
Deferred income taxes	3,450	6,840
Amortization of investment tax credits	(510)	(518)
Allowance for equity funds used during construction	(621)	(817)
Net realized and unrealized hedging and derivative transactions	(383)	(602)
Changes in operating assets and liabilities:
Accounts receivable	18,117	18,275
Accrued unbilled revenues	20,549	12,795
Inventories	(12,711)	(8,171)
Other current assets	4,050	3,524
Accounts payable	(14,928)	(4,088)
Net regulatory assets and liabilities	3,273	(9,801)
Other current liabilities	11,108	4,405
Change in other noncurrent assets	335	(342)
Change in other noncurrent liabilities	(630)	2,418
Net cash provided by operating activities	106,655	97,134

Investing activities
Utility capital/construction expenditures	(63,758)	(58,335)
Allowance for equity funds used during construction	621	817
Other investments	(28,632)	612
Net cash used in investing activities	(91,769)	(56,906)

Financing activities
Proceeds from notes payable to affiliate	337,600	248,900
Repayment of notes payable to affiliate	(396,200)	(261,950)
Proceeds from issuance of long-term debt	196,641	—
Repayment of long-term debt	(58)	(20)
Capital contributions from parent	8,188	3,002
Dividends paid to parent	(53,216)	(30,568)
Net cash provided by (used in) financing activities	92,955	(40,636)

Net increase (decrease) in cash and cash equivalents	107,841	(408)
Cash and cash equivalents at beginning of period	751	1,162
Cash and cash equivalents at end of period	$108,592	$754

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$10,486	$9,844
Cash paid for income taxes (net of refunds received)	9,522	9,913
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment additions in accounts payable	$1,708	$607

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	Sept. 30, 2008	Dec. 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$108,592	$751
Accounts receivable, net	53,784	69,183
Accounts receivable from affiliates	—	2,718
Accrued unbilled revenues	16,491	37,040
Inventories	46,234	33,523
Prepaid taxes	13,365	17,041
Deferred income taxes	25,175	13,532
Derivative instruments valuation	407	226
Prepayments and other	30,374	2,734
Total current assets	294,422	176,748

Property, plant and equipment, net	997,903	975,609

Other assets:
Regulatory assets	134,896	114,373
Prepaid pension asset	42,683	40,681
Other investments	4,734	4,902
Other	6,305	4,959
Total other assets	188,618	164,915
Total assets	$1,480,943	$1,317,272

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$80,254	$80,266
Notes payable to affiliates	650	59,250
Accounts payable	30,293	37,454
Accounts payable to affiliates	17,723	25,691
Dividends payable to parent	9,312	9,522
Accrued payroll and benefits	5,458	5,916
Accrued interest	9,814	4,105
Derivative instruments valuation	1,817	460
Other	11,926	6,317
Total current liabilities	167,247	228,981

Deferred credits and other liabilities:
Deferred income taxes	197,303	181,506
Deferred investment tax credits	10,485	10,995
Regulatory liabilities	104,595	103,327
Pension and employee benefit obligations	26,843	26,328
Customer advances	17,217	18,462
Asset retirement obligations	2,957	2,902
Environmental liabilities	68,045	42,705
Other	1,484	1,064
Total deferred credits and other liabilities	428,929	387,289

Minority interest in subsidiaries	151	212

Commitments and contingent liabilities
Capitalization:
Long-term debt	433,878	235,402
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	124,145	115,957
Retained earnings	234,054	256,951
Accumulated other comprehensive loss	(761)	(820)
Total common stockholder’s equity	450,738	465,388
Total liabilities and equity	$1,480,943	$1,317,272

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2008, and Dec. 31, 2007; the results of operations for the three and nine months ended Sept. 30, 2008 and 2007; and cash flows for the nine months ended Sept. 30, 2008 and 2007.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  The Dec. 31, 2007 balance sheet information has been derived from the audited 2007 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2007, filed with the Securities and Exchange Commission on Feb. 25, 2008.  Due to the seasonality of electric and natural gas sales of NSP-Wisconsin, interim results are not necessarily an appropriate base from which to project annual results.

1.	Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2007, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Fair Value Measurements — NSP-Wisconsin presents cash equivalents and commodity derivatives at estimated fair values in its consolidated financial statements.  Cash equivalents are recorded at cost plus accrued interest to approximate fair value.  Changes in the observed trading prices and liquidity of cash equivalents, including commercial paper and money market funds, are also monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.  For commodity derivatives, the most observable inputs available are used to determine the fair value of each contract.  In the absence of a quoted price for an identical contract in an active market, NSP-Wisconsin may use quoted prices for similar contracts, or internally prepared valuation models as primary inputs to determine fair value.

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

As of Jan. 1, 2008, NSP-Wisconsin adopted SFAS No. 157 for all assets and liabilities measured at fair value except for non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis, as permitted by FASB Staff Position No. 157-2.  The adoption did not have a material impact on its consolidated financial statements.  For additional discussion and SFAS No. 157 required disclosures, see Note 10 to the consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159) — In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS No. 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement was effective for fiscal years beginning after Nov. 15, 2007.  Effective Jan. 1, 2008, NSP-Wisconsin adopted SFAS No. 159 and the adoption did not have a material impact on its consolidated financial statements.

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

The Hierarchy of Generally Accepted Accounting Principles (GAAP) (SFAS No. 162)  — In May 2008, the FASB issued SFAS No. 162, which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements.  SFAS No. 162 is effective Nov. 15, 2008. NSP-Wisconsin does not believe that implementation of SFAS No. 162 will have any material impact on its consolidated financial statements.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2008	Dec. 31, 2007
Accounts receivable, net:
Accounts receivable	$57,144	$72,013
Less allowance for bad debts	(3,360)	(2,830)
	$53,784	$69,183

Inventories:
Materials and supplies	$4,781	$4,283
Fuel	13,559	13,457
Natural gas	27,894	15,783
	$46,234	$33,523

(Thousands of Dollars)	Sept. 30, 2008	Dec. 31, 2007
Property, plant and equipment, net:
Electric utility plant	$1,401,286	$1,338,188
Natural gas utility plant	172,446	167,593
Common utility and other property	109,973	108,289
Construction work in progress	41,240	52,705
Total property, plant and equipment	1,724,945	1,666,775
Less accumulated depreciation	(727,042)	(691,166)
	$997,903	$975,609

4.	Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated income tax returns.  In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009. In the third quarter of 2008, the IRS commenced an examination of tax years 2006 and 2007.

As of Sept. 30, 2008, NSP-Wisconsin’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2003. There currently are no state income tax audits in progress.

The amount of unrecognized tax benefits was $0.9 million and $1.3 million on Dec. 31, 2007 and Sept. 30, 2008, respectively.

The unrecognized tax benefit balance included $0.1 million and $0.2 million of tax positions on Dec. 31, 2007 and Sept. 30, 2008, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $0.8 million and $1.1 million of tax positions on Dec. 31, 2007 and Sept. 30, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $0.2 million from July 1, 2008 to Sept. 30, 2008, was due to the addition of similar uncertain tax positions related to ongoing activity.  NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and when state audits resume.  However, at this time, it is not reasonably possible to estimate an overall range of possible change.

The liability for interest related to unrecognized tax benefits on Dec. 31, 2007, was not material.  The change in the interest liability from Dec. 31, 2007, to Sept. 30, 2008, was not material.  No amounts were accrued for penalties as of Sept. 30, 2008.

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

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

Base Rate

Electric and Gas 2008 Rate Case — In January 2008, the PSCW issued the final written order in NSP-Wisconsin’s 2008 test year rate case, approving an electric rate increase of approximately $39.4 million, or 8.1 percent, and a natural gas rate increase of $5.3 million, or 3.3 percent. The rate increase was based on a 10.75 percent ROE and a 52.5 percent common equity ratio. New rates went into effect Jan. 9, 2008.

Electric Limited Reopener 2009 Rate Case — On Aug. 1, 2008, NSP-Wisconsin filed an application with the PSCW requesting authority to increase retail electric rates by $47.1 million, which represents an overall increase of 8.6 percent.  In the application, NSP-Wisconsin requested the PSCW to reopen the 2008 base rate case for the limited purpose of adjusting 2009 base electric rates to reflect forecasted increases in production and transmission costs, as authorized by the PSCW.  Of the total amount requested, approximately $22.7 million was for anticipated increases in fuel and purchased power expenses, approximately $18.8 million was for capital investments in electric generation and transmission projects and the remaining $5.6 million was for various operating and maintenance expenses associated with generation and transmission.  No changes were requested to the capital structure or authorized ROE authorized by the PSCW in the 2008 base rate case.

On Oct. 10, 2008, the PSCW staff filed direct testimony recommending adjustments to the filed revenue deficiency that, in total, would reduce the $47.1 million requested increase to approximately $16.0 million.  Approximately $26.1 million of the $31.1 million reduction is related to updated data since the filing was prepared and would not result in any financial impact to NSP-Wisconsin:

•                  $20.6 million is due to a lower forecast of 2009 fuel and purchased power costs, caused by declining market prices since the filing was made.  PSCW staff requested the company to update the fuel and purchased power forecast again just prior to the PSCW decision in this case.

•                  $5.5 million is due to a change in recovery method for nuclear outage costs from the direct expense method used in the initial August 2008 filing to the deferral and amortization method.  On Sept. 16, 2008, NSP-Minnesota received approval for this change in recovery method from the Minnesota Public Utilities Commission (MPUC), and as a result, NSP-Wisconsin will see a reduction in nuclear outage expense billed through the interchange agreement in 2009.

The remaining $5.0 million reduction is the net effect of a number of smaller adjustments recommended by PSCW staff, including a $1.8 million adjustment to the fixed charge component of the Interchange Agreement based on historic actual to budget spending patterns, and a $1.6 million adjustment to reflect an increase to the sales forecast.  At this time, NSP-Wisconsin is in the process of reviewing PSCW staff testimony to determine the extent to which it will contest the adjustments in rebuttal testimony.

Although the Wisconsin Industrial Energy Group (WIEG), Wal-Mart Stores East, LP (Wal-Mart) and the Citizen’s Utility Board (CUB) participated in the pre hearing conference in this proceeding, none of the parties submitted testimony concerning the revenue deficiency.

On Oct. 17, 2008 the PSCW staff and Wal-Mart submitted testimony on rate design issues.  The PSCW staff is recommending a slightly below-average increase for residential and small commercial customers and an above-average increase for medium and large commercial and industrial customers.  The PSCW staff rate design is generally consistent with the rate design proposed by NSP-Wisconsin, but is based on the lower staff-adjusted revenue requirements. Wal-Mart is recommending an across-the-board percentage increase.  All rebuttal testimony, on both revenue requirements and rate design, is due Oct. 24, 2008.

A hearing to address NSP-Wisconsin’s rate request is scheduled on Oct. 31, 2008 at the PSCW.  The PSCW has also scheduled public meetings concurrently in the Wisconsin cities of Eau Claire, La Crosse and Madison by video conference on Nov. 3, 2008.  A final PSCW decision on the request is expected in December 2008.

Other

Nuclear Refueling Outage Costs — As noted above, on Sept. 16, 2008, the MPUC approved NSP-Minnesota’s request to adopt the deferral and amortization method of accounting for costs associated with refueling outages at its nuclear plants, effective Jan. 1, 2008.  NSP-Wisconsin’s 2008 Wisconsin retail electric retail rates were set based on the previous direct-expense accounting method, and will recover costs associated with 2008 refueling outages in 2008.  For ratemaking purposes, NSP-Wisconsin will switch to the deferral and amortization method effective Jan. 1, 2009.  To reflect timing differences between when the revenue was received from customers versus when the corresponding expense will be billed through the interchange agreement, NSP-Wisconsin has recorded a regulatory liability of $4.1 million.  The regulatory liability will be fully amortized by the end of 2010.

2007 Electric Fuel Cost Recovery — In October 2007, the PSCW issued an order approving an interim fuel surcharge, subject to refund, under the provisions of the Wisconsin fuel rules. The interim surcharge became effective Oct. 15, 2007 and was terminated upon implementation of new base electric rates on Jan. 9, 2008.  During the time period it was in effect, the surcharge generated approximately $1.3 million in additional revenue.  Despite the additional surcharge revenue, NSP-Wisconsin’s actual fuel costs for 2007 were approximately $11.9 million higher than fuel revenues recovered in rates.

On June 30, 2008, NSP-Wisconsin filed a stipulation with the PSCW indicating the parties in this docket are in agreement that NSP-Wisconsin’s actual fuel cost during the time period interim rates were in effect were higher than fuel costs authorized by the PSCW and no final hearing to determine a refund amount is necessary.  The PSCW administrative law judge (ALJ) issued an order closing the docket on Sept. 26, 2008.

2008 Electric Fuel Cost Recovery — On May 2, 2008, the PSCW approved NSP-Wisconsin’s request to increase Wisconsin retail electric rates on an interim basis. The PSCW approved a $19.7 million surcharge, or 3.8 percent, on an annual basis, to recover increases in fuel and purchased power costs.  NSP-Wisconsin expects that the surcharge will generate approximately $12.6 million in additional revenue in 2008.  The increase in fuel costs is primarily driven by fuel and purchased power costs, including replacement power costs associated with unplanned plant outages.  The increased rates went into effect on May 6, 2008.  The revenues that NSP-Wisconsin collects are subject to refund with interest at a rate of 10.75 percent, pending PSCW review and final approval.  At this time, NSP-Wisconsin expects that the PSCW will leave the interim rates in effect for the remainder of 2008, conducting the final review in 2009, after 2008 actual fuel costs are known.

NSP-Wisconsin actual retail fuel costs through September were approximately $6.9 million less than assumed in the April 2008 forecast used to set the interim fuel surcharge.  Actual fuel costs have been running lower than this forecast primarily due to lower load and lower market prices for fuel and purchased power.  Based on actual fuel costs to date, NSP-Wisconsin has established a reserve of $5.0 million to reflect the likelihood that the PSCW will order the company to refund a portion of the revenues collected through the interim surcharge.  Further, NSP-Wisconsin anticipates fuel costs in the fourth quarter of 2008 will continue to be less than assumed in the April 2008 forecast used to set the interim fuel surcharge.  Notwithstanding the interim surcharge and lower than forecast fuel costs, NSP-Wisconsin expects that 2008 calendar year fuel costs will exceed authorized revenues by approximately $3.7 million, net of the anticipated refund.

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

On July 3, 2008, the PSCW issued its notice of hearing in the rulemaking and requested public comments on the proposed revisions to the fuel rules.  The proposed revisions to the rules were substantively the same as the version issued in August 2007, described above.  A public hearing was held Aug. 4, 2008 and written comments were filed by the parties on Aug. 6, 2008.  The utilities subject to the fuel rules, including NSP-Wisconsin, the Wisconsin Utilities Association, and Wisconsin Utility Investors, Inc. filed comments generally supporting the revised rule.  An ad hoc coalition of intervenors, consisting of consumer and industrial customer groups, filed joint comments in opposition to the proposed rules.

The PSCW did not forward the proposed rules to the legislature for approval before the statutory deadline for action in the 2007-08 legislative session, and no further action is expected this year.  At this time it is uncertain what, if any, additional action the PSCW will take with respect to this rulemaking, or the fuel rules in general.

Bay Front Emission Controls Certificate of Authority — In March 2008, the PSCW issued a certificate of authority and order approving NSP-Wisconsin’s application to install equipment relating to combustion improvement and nitrogen oxide (NOx) emission controls in boilers 1 and 2 at the Bay Front power plant in Ashland, Wis.  Construction began in May and is expected to be completed in the fourth quarter of 2008.

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

Site Remediation — NSP-Wisconsin must pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin or other parties have caused environmental contamination. Environmental contingencies could arise from various situations including sites of former manufactured gas plants (MGPs) operated by NSP-Wisconsin, its predecessors, or other entities; and third party sites, such as landfills, to which NSP-Wisconsin is alleged to be a PRP that sent hazardous materials and wastes.  At Sept. 30, 2008, the liability for the cost of remediating these sites was estimated to be $69.1 million, of which $1.0 million was considered to be a current liability.

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

In October 2007, the EPA approved the series of reports included in the remedial investigation report. The draft feasibility study, which develops and assesses the alternatives for cleaning up the site, was prepared by NSP-Wisconsin and was submitted to the EPA in October 2007. The EPA commented on the draft feasibility study in February 2008, and a revised feasibility study addressing EPA’s concerns was submitted in May 2008.  Comments on the revised feasibility study were received from the EPA on Sept. 25, 2008, and the second revision of the feasibility study addressing these comments was submitted on Oct. 24, 2008.  The EPA Remedy Review Board is scheduled to meet in November 2008 to consider the remedial approach proposed by the Remedial Project Manager (RPM) for EPA Region 5.  The estimated remediation costs for the site range between $49.7 million and $137.5 million, including costs set forth in the revised feasibility study, as well as estimates for WDNR past oversight costs, outside legal and consultant costs and work plan costs.

In addition to potential liability for remediation, NSP-Wisconsin may also have liability for natural resource damages (NRD) at the Ashland site.  NSP-Wisconsin has indicated to the relevant natural resource trustees its interest in engaging in discussions concerning the assessment of natural resources injuries and in proposing various restoration projects in an effort to fully and finally resolve all NRD claims.  NSP-Wisconsin is not able to accurately quantify its potential exposure for NRD at the site, but has recorded an estimate of its potential liability based upon its best estimate of potential exposure.

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

Other Environmental Requirements

Clean Air Interstate Rule (CAIR) — In March 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and NOx emissions. The objective of CAIR was to cap emissions of SO2 and NOx in the eastern United States, including Wisconsin. In July 2008, a three-judge panel of the D.C. Circuit Court of Appeals vacated CAIR and remanded the rule to EPA.  The EPA subsequently requested a rehearing en banc, or by the full court.  The D.C. Circuit Court of Appeals has yet to rule on the EPA’s petition for rehearing.

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  In February 2008, the D. C. Circuit Court of Appeals vacated CAMR, which impacts federal CAMR requirements but not necessarily state-only rules.

Wisconsin Mercury Rule — The WDNR is developing a proposed mercury rule that could potentially impact NSP-Wisconsin’s Bay Front plant.  The current proposal would require all three units at the Bay Front plant to install Best Available Control Technology for mercury by January 1, 2015, if the units are defined as coal-fired units.

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

Environmental Litigation

Carbon Dioxide Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of NSP-Wisconsin, to force reductions in carbon dioxide (CO2) emissions. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the Second Circuit Court of Appeals.  In June 2007 the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the Clean Air Act. In response to the request of the Second Circuit Court of Appeals, in June 2007, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal.  The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, the parent company of NSP-Wisconsin, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.” Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  In September 2007, plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals. Oral arguments were presented to the Court of Appeals on Aug. 6, 2008. On Sept. 26, 2008 the Court of Appeals notified the parties that this matter was set for re-argument on Nov. 3, 2008. No explanation was given for the decision.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of NSP-Wisconsin, and 23 other oil, gas and coal companies.  The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that Defendants’ emission of CO2 and other greenhouse gases contribute to global warming, which is harming their village.  Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million.  Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other.  Xcel Energy was not named in the civil conspiracy claim.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on Sept. 30, 2008.

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

Stray Voltage — In November 2001, Ralph and Karline Schmidt filed a complaint against NSP-Wisconsin alleging that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.0 million and pre-verdict interest of $1.2 million. In addition, plaintiffs allege an unspecified amount of damages related to nuisance. The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed rate doctrine was reversed by the Wisconsin Court of Appeals, District IV, in September 2006. In December 2007, the Wisconsin Supreme Court issued its decision affirming the decision of the Court of Appeals and remanding the case to the Circuit Court.  Mediation is scheduled for Dec. 5, 2008.  The matter is set for trial October 12 — 30, 2009.

In November 2001, August C. Heeg Jr. and Joanne Heeg filed a complaint against NSP-Wisconsin alleging that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seek compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1.9 million and pre-verdict interest of $6.1 million. In addition, plaintiffs allege an unspecified amount of damages related to nuisance. The trial court’s grant of summary judgment to NSP-Wisconsin on the bases of the statute of limitations and the filed rate doctrine was reversed by the Wisconsin Court of Appeals, District IV, in September 2006. In March 2008, the Wisconsin Supreme Court denied NSP-Wisconsin’s petition for review.  Mediation is scheduled for Dec. 1, 2008.  The trial set for June 15-30, 2009 has been adjourned.

7.	Short-Term Borrowings

NSP-Wisconsin has an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  NSP-Wisconsin has approval to borrow up to $100 million under the arrangement.  At Sept. 30, 2008 and Dec. 31, 2007, NSP-Wisconsin had short-term borrowings under this intercompany arrangement of $0.0 and $58.6 million, respectively.  The weighted average interest rate at Dec. 31, 2007 was 5.58 percent.

Clearwater Investments Inc., an NSP-Wisconsin subsidiary, also had notes payable outstanding as of Sept. 30, 2008 and Dec. 31, 2007, to Xcel Energy, in the amount of $0.7 million.  The weighted average interest rates at Sept. 30, 2008 and Dec. 31, 2007, were 3.31 percent and 5.52 percent, respectively.

8.	Long-Term Borrowings and Other Financing Instruments

On Sept. 10, 2008, NSP-Wisconsin issued $200 million of 6.375 percent first mortgage bonds, series due Sept. 1, 2038.  NSP-Wisconsin added the net proceeds from the sale of the first mortgage bonds to its general funds and applied a portion of such net proceeds to fund the payment at maturity of $80 million of 7.64 percent senior notes due Oct. 1, 2008.  The balance of the net proceeds will be used for the repayment of short-term debt (including notes payable to affiliates) and general corporate purposes that may include the refinancing of higher-interest rate long-term debt and general working capital.

9.	Derivative Instruments

NSP-Wisconsin uses derivative instruments in connection with its interest rate hedging, short-term wholesale, and commodity trading activities, including forward contracts, futures, swaps and options.  Qualifying hedging relationships are designated as a hedge of a forecasted transaction or future cash flow (cash flow hedge).  The types of qualifying hedging transactions that NSP-Wisconsin is currently engaged in are discussed below.

Cash Flow Hedges

Commodity Cash Flow Hedges — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices.  This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy, or gas purchased for resale and fuel for fleet vehicles.  These derivative instruments are designated as cash flow hedges for accounting purposes.  At Sept. 30, 2008, NSP-Wisconsin had various commodity-related contracts designated as cash flow hedges extending through March 2009. Changes in the fair value of cash flow hedges are recorded in other comprehensive income or deferred as a regulatory asset or liability.  This classification is based on the regulatory recovery mechanisms in place.

Interest Rate Cash Flow Hedges — NSP-Wisconsin enters into various instruments that effectively fix the yield or price on a benchmark interest rate for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At Sept. 30, 2008, NSP-Wisconsin had $0.1 million of net losses in accumulated other comprehensive income related to interest rate derivatives that are expected to be recognized in earnings during the next 12 months.

The following table shows the derivative instruments valuation in the consolidated balance sheets at Sept. 30 and Dec. 31:

	Sept. 30, 2008		Dec. 31, 2007
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Natural gas hedging derivative instruments	$407	$1,817	$226	$460

The impact of qualifying cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Nine months ended Sept. 30,
(Thousands of Dollars)	2008	2007
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(820)	$(899)
After-tax net realized losses on derivative transactions reclassified into earnings	59	60
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(761)	$(839)

10.	Fair Value Measurements

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

NSP-Wisconsin held several commodity derivatives measured at fair value on a recurring basis as of Sept. 30, 2008.  Fair value for these commodity derivatives was determined based on observable prices for identical or similar forward contracts, or internally prepared option valuation models using observable forward curves and volatilities.  NSP-Wisconsin continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment, as well an assessment of the impact of NSP-Wisconsin’s own credit risk when determining the fair value of commodity derivative liabilities, the impact of considering credit risk was immaterial to the fair value of commodity derivative assets and liabilities at Sept. 30, 2008.

The following table presents, for each of the SFAS No. 157 hierarchy levels, NSP-Wisconsin’s assets and liabilities that are measured at fair value on a recurring basis as of Sept. 30, 2008:

(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting (a)	Net Balance
Assets
Cash equivalents	$—	$10,000	$—	$—	$10,000
Commodity derivatives	—	427	—	(20)	407
Total	$—	$10,427	$—	$(20)	$10,407

Liabilities
Commodity derivatives	$1,633	$204	$—	$(20)	$1,817

11.	Detail of Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three and nine months ended Sept. 30 consisted of the following:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of Dollars)	2008	2007	2008	2007
Interest income (expense)	$(741)	$292	$(11)	$1,172
Other nonoperating income	88	—	144	—
Insurance policy expenses	(79)	(131)	(191)	(345)
Total interest and other income (expense), net	$(732)	$161	$(58)	$827

12.	Segment Information

NSP-Wisconsin has two reportable segments, regulated electric utility and regulated natural gas utility.

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended Sept. 30, 2008
Revenues from:
External customers	$173,312	$18,459	$234	$—	$192,005
Internal customers	24	606	—	(630)	—
Total revenues	$173,336	$19,065	$234	$(630)	192,005
Segment net income (loss)	$12,754	$(1,497)	$(166)	$—	$11,091

Three months ended Sept. 30, 2007
Revenues from:
External customers	$173,634	$14,888	$212	$—	$188,734
Internal customers	29	2	—	(31)	—
Total revenues	$173,663	$14,890	$212	$(31)	$188,734
Segment net income (loss)	$17,657	$(1,027)	$20	$—	$16,650

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Nine months ended Sept. 30, 2008
Revenues from:
External customers	$495,159	$128,549	$675	$—	$624,383
Internal customers	147	1,406	—	(1,553)	—
Total revenues	$495,306	$129,955	$675	$(1,553)	$624,383
Segment net income (loss)	$26,436	$3,879	$(93)	$—	$30,222

Nine months ended Sept. 30, 2007
Revenues from:
External customers	$476,006	$99,588	$611	$—	$576,205
Internal customers	127	1,162	—	(1,289)	—
Total revenues	$476,133	$100,750	$611	$(1,289)	$576,205
Segment net income (loss)	$29,228	$1,993	$(143)	$—	$31,078

13.	Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of Dollars)	2008	2007	2008	2007
Net income	$11,091	$16,650	$30,222	$31,078
Other comprehensive income:
After-tax net realized losses on derivatives transactions reclassified into earnings	19	22	59	60
Other comprehensive income	19	22	59	60
Comprehensive income	$11,110	$16,672	$30,281	$31,138

14.	Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended Sept. 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$15,851	$15,520	$1,338	$1,453
Interest cost	42,630	41,313	12,720	12,619
Expected return on plan assets	(68,584)	(66,208)	(7,963)	(7,600)
Amortization of transition obligation	—	—	3,644	3,644
Amortization of prior service cost (credit)	5,166	6,487	(544)	(545)
Amortization of net loss	3,185	4,211	2,875	3,550
Net periodic benefit (credit) cost	(1,752)	1,323	12,070	13,121
Credits not recognized due to the effects of regulation	2,258	2,787	—	—
Additional cost recognized due to the effects of regulation	—	—	972	972
Net benefit cost recognized for financial reporting	$506	$4,110	$13,042	$14,093

NSP-Wisconsin
Net benefit (credit) cost recognized for financial reporting	$(277)	$(245)	$502	$479

(1)          Includes qualified and non-qualified pension net periodic benefit cost.

	Nine months ended Sept. 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$47,553	$46,560	$4,013	$4,359
Interest cost	127,890	123,939	38,160	37,857
Expected return on plan assets	(205,753)	(198,624)	(23,888)	(22,800)
Amortization of transition obligation	—	—	10,932	10,932
Amortization of prior service cost (credit)	15,498	19,461	(1,632)	(1,635)
Amortization of net loss	9,555	12,633	8,624	10,650
Net periodic benefit (credit) cost	(5,257)	3,969	36,209	39,363
Credits not recognized due to the effects of regulation	6,775	8,361	—	—
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost recognized for financial reporting	$1,518	$12,330	$39,127	$42,281

NSP-Wisconsin
Net benefit (credit) cost recognized for financial reporting	$(832)	$(735)	$1,508	$1,436

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

Market Risks

NSP-Wisconsin is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2007 and in Item 1A — Risk Factors in this Quarterly Report on Form 10-Q.  Commodity price and interest rate risks for NSP-Wisconsin are mitigated in most jurisdictions due to cost-based rate regulation.

NSP-Wisconsin is exposed to the impact of changes in price for energy and energy related products, which is partially mitigated by the company’s use of commodity derivatives and impact of cost-based rate regulation.  Though no material non-performance risk currently exists with the counterparties to NSP-Wisconsin’s commodity derivative contracts, the continued turmoil in the financial markets may in the future impact that risk to the extent it impacts those counterparties.  Continued distress in the financial markets may also impact the fair value of the debt and equity securities in pension and postretirement health care plan trusts, as well as NSP-Wisconsin’s ability to earn a return on short-term investments of excess cash.

RESULTS OF OPERATIONS

NSP-Wisconsin’s net income was $30.2 million for the first nine months of 2008, compared with $31.1 million for the first nine months of 2007.

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

	Nine months ended Sept. 30,
(Millions of Dollars)	2008	2007

Total electric utility revenues	$495	$476
Electric fuel and purchased power	(290)	(275)
Total electric utility margin before other operating expenses	$205	$201
Margin as a percentage of revenues	41.4%	42.2%

The following summarizes the components of the changes in base electric revenues and base electric margin for the nine months ended Sept. 30:

Base Electric Revenues

(Millions of Dollars)	2008 vs. 2007

Base rate changes	$26
2007 fuel refund	10
Fuel and purchased power cost recovery	10
Retail sales growth (excluding weather impact)	3
Increased revenues due to leap year (weather normalized impact)	1
Interchange agreement billing with NSP-Minnesota	(17)
2008 fuel refund	(5)
Estimated impact of weather	(5)
Nuclear outage refueling deferral	(4)
Total increase in base electric revenues	$19

Base Electric Margin

(Millions of Dollars)	2008 vs. 2007

Base rate changes	$26
Fuel and purchased power cost recovery	8
Retail sales growth (excluding weather impact)	2
Increased margin due to leap year (weather normalized impact)	1
Interchange agreement billing with NSP-Minnesota (net of deferrals)	(17)
2008 fuel refund	(5)
Estimated impact of weather	(5)
Nuclear outage refueling deferral	(4)
Purchased capacity cost	(2)
Total increase in base electric margin	$4

Natural Gas Utility Margins

The following table details the change in natural gas revenues and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Nine months ended Sept. 30,
(Millions of Dollars)	2008	2007

Natural gas revenues	$129	$100
Cost of natural gas purchased and transported	(99)	(75)
Natural gas margin before other operating expenses	$30	$25

The following summarizes the components of the changes in natural gas revenues and margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2008 vs. 2007

Purchased natural gas adjustment clause recovery	$23
Estimated impact of weather	2
Base rate changes	2
Other	2
Total increase in natural gas revenues	$29

Natural Gas Margin

(Millions of Dollars)	2008 vs. 2007

Estimated impact of weather	$2
Base rate changes	2
Other	1
Total increase in natural gas margin	$5

Non-Fuel Operating Expense and Other Items

Other operating and maintenance expenses — The following summarizes the components of the changes in other operating and maintenance expense for the nine months ended Sept. 30:

(Millions of Dollars)	2008 vs. 2007

Interchange agreement billing with NSP-Minnesota	$2
Higher labor costs	1
Higher plant generation costs	1
Lower employee benefit costs	(1)
Total increase in other operating and maintenance expenses	$3

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $2.9 million, or 7.2 percent, for the first nine months of 2008 compared with the first nine months of 2007.  The increase was primarily due to normal system expansion.

Conservation program expenses — Conservation program expenses increased approximately $2.1 million, or 37.1 percent, for the first nine months of 2008, compared to the same period in 2007.  The higher expense is attributable to the ongoing expansion of such programs as designed, in part, to meet certain regulatory commitments.

Income taxes — Income tax expense decreased by $0.9 million for the first nine months of 2008, compared with the first nine months of 2007.  The decrease in income tax expense was primarily due to a decrease in pretax income. The effective tax rate was 38.4 percent for the first nine months of 2008, compared with 38.8 percent for the same period in 2007.

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

Electric Reliability Standards Matters — The electric production and transmission system of NSP-Minnesota is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System.  On Sept. 18, 2007, portions of the

NSP System and transmission systems west and north of the NSP System briefly islanded from the rest of the Eastern Interconnection, as a result of a series of transmission line outages.  The initial transmission line outage appears to have occurred on the NSP-Minnesota transmission system due to a failure of a 345 KV conductor during severe weather, and approximately 6,000 NSP-Wisconsin customers temporarily lost power.  The Midwest Reliability Organization (MRO), the North American Electric Reliability Corporation (NERC) regional entity responsible for oversight of electric system reliability in the upper Midwest, including the NSP System, has initiated an independent incident analysis.  In addition, NERC has initiated a compliance investigation to determine if violations of mandatory NERC reliability standards contributed to the event.  Xcel Energy is cooperating with the MRO incident analysis and NERC compliance investigation.

In April 2008, a self-report was filed with MRO indicating that certain tests of generation station batteries had not been completed in accordance with Xcel Energy’s adopted maintenance plan for generation station relays and batteries.  Xcel Energy has received preliminary information from the MRO indicating that penalties are likely to be assessed against NSP-Minnesota and NSP-Wisconsin in conjunction with this self-report, though the amount of those penalties is not expected to be material.

In June 2008, PSCo was subject to an audit of its compliance with NERC and regional reliability standards by Western Electricity Coordinating Council, the NERC regional entity for the PSCo system.  In response to information identified during the audit, Xcel Energy conducted a comprehensive review of the maintenance records for all relay devices on the NSP-Minnesota and NSP-Wisconsin transmission systems.  That review found NSP-Minnesota and NSP-Wisconsin did not have documentation demonstrating that all relay devices on those systems had been maintained on the schedule in Xcel Energy’s adopted maintenance plan.  In June 2008, PSCo, SPS and the NSP System filed self-reports regarding the maintenance plan violations with the MRO.

In September 2008, as a result of a review of Xcel Energy’s procedures implementing certain NERC critical infrastructure protection standards applicable to control centers effective July 1, 2008, the NSP System filed a self-report with the MRO disclosing certain deficiencies in requirements applicable to access to critical infrastructure assets for the period July to September 2008.  The NSP System filed a mitigation plan with the MRO within 30 days of the self-report discussing how the deficiencies were corrected.

Xcel Energy is uncertain if the NERC investigation regarding the Sept. 18, 2008 NSP System event or the self-reports of reliability standards violations will result in financial penalties being imposed on NSP-Minnesota and NSP-Wisconsin.  If so, the penalties are not expected to be material.

Other Regulatory Matters — NSP-Wisconsin

Bay Front Biomass Gasification Announcement — On Sept. 30, 2008, NSP-Wisconsin publicly announced a plan to submit an application to the PSCW for a certificate of authority to install biomass gasification technology at the Bay Front Power Plant in Ashland, Wisc. Currently, two of the three boilers at Bay Front use biomass as their primary fuel to generate electricity. The proposed project will convert the existing coal-fired unit to biomass gasification technology allowing the plant to use 100 percent biomass in all three boilers. This is the first time biomass gasification technology will be used to convert a coal-fired boiler at an existing base-load power plant. When complete, the Bay Front Power Plant will be the largest biomass-fueled power plant in the Midwest and one of the largest in the nation.  Contingent upon final approval by the Xcel Energy Board of Directors, the company expects to file an application with the PSCW later this year. Following all state regulatory approvals, engineering, design and construction work are expected to begin in 2010 and the unit could be operational in late 2012.  The preliminary estimate of the project cost is $55 to $70 million.  If approved, the project will improve the environmental performance of the plant and contribute towards state renewable energy standards in the region.

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

Item 1A. RISK FACTORS

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its 2007 Annual Report on Form 10-K, which is incorporated herein by reference. As a result of developments in the financial markets since the filing of the 2007 Annual Report on Form 10-K, we are providing updates below of the risk factors as follows.

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital, which are discussed in greater detail in the capital markets risk section in the 2007 Annual Report on Form 10-K.

Current economic conditions may be exacerbated by insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers ability to pay timely, increase customer bankruptcies, and may lead to increased bad debt.  It is expected that commercial and industrial customers will be impacted first with residential customers following, if such circumstances occur.  See credit risk section for more related information.

Further worldwide economic activity has an impact on the demand for basic commodities needed for utility infrastructure, such as steel, copper, aluminum, etc., which may impact our ability to acquire sufficient supplies. Additionally, the cost of those commodities may be higher than expected.

Item 6. EXHIBITS

*Indicates incorporation by reference

3.01*	Amended and restated articles of incorporation of Northern States Power Company, a Wisconsin corporation, (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).

3.02*	By-Laws of Northern States Power Company, a Wisconsin corporation, as amended Dec. 6, 2001 and June 3, 2008. (Exhibit 3.02 to Form 10Q (file no. 001-03140) Aug. 4, 2008).

4.01*

Supplemental Trust Indenture dated as of Sept. 1, 2008 between Northern States Power Company (Wisconsin) and U.S. Bank National Association, as successor Trustee, creating $200,000,000 principal amount of 6.375% First Mortgage Bonds, Series due Sept. 1, 2038 (Exhibit 4.01 of Form 8-K of Northern States Power Company, a Wisconsin corporation, dated Sept. 3, 2008 (file no. 001-03140)).

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Oct. 27, 2008.

Northern States Power Co. (a Wisconsin corporation)
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer