Form 10-Q
period 2009-03-31
NORTHERN STATES POWER CO /WI/
filed 2009-05-04
CIK 72909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-03140

Northern States Power Company

(Exact name of registrant as specified in its charter)

Wisconsin	39-0508315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1414 West Hamilton Avenue
Eau Claire, Wisconsin	54701
(Address of principal executive offices)	(Zip Code)

(715) 839-2625

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2009
Common Stock, $100 par value	933,000 shares

Northern States Power Company (a Wisconsin corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such form 10-Q.

This Form 10-Q is filed by Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin). NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended March 31,
	2009	2008
Operating revenues
Electric	$184,328	$165,420
Natural gas	64,310	78,593
Other	216	226
Total operating revenues	248,854	244,239

Operating expenses
Electric fuel and purchased power	101,150	100,428
Cost of natural gas sold and transported	48,132	61,883
Other operating and maintenance expenses	34,140	33,845
Conservation program expenses	3,052	2,542
Depreciation and amortization	15,243	14,109
Taxes (other than income taxes)	6,021	5,534
Total operating expenses	207,738	218,341

Operating income	41,116	25,898

Interest and other income, net	249	397
Allowance for funds used during construction — equity	271	295

Interest charges and financing costs
Interest charges — includes financing costs of $340 and $323, respectively	6,652	5,927
Allowance for funds used during construction — debt	(155)	(423)
Total interest charges and financing costs	6,497	5,504

Income before income taxes	35,139	21,086
Income taxes	13,418	7,946
Net income	$21,721	$13,140

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Three months Ended March 31,
	2009	2008

Operating activities
Net income	$21,721	$13,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,026	14,792
Deferred income taxes	1,180	(850)
Amortization of investment tax credits	(157)	(170)
Allowance for equity funds used during construction	(271)	(295)
Net realized and unrealized hedging and derivative transactions	1,048	1,439
Changes in operating assets and liabilities:
Accounts receivable	(1,684)	497
Accrued unbilled revenues	3,510	6,609
Inventories	18,314	12,585
Other current assets	5,360	4,119
Accounts payable	(8,461)	(5,404)
Net regulatory assets and liabilities	5,184	1,651
Other current liabilities	534	13,571
Change in other noncurrent assets	73	14
Change in other noncurrent liabilities	272	(211)
Net cash provided by operating activities	62,649	61,487

Investing activities
Utility capital/construction expenditures	(20,959)	(24,650)
Allowance for equity funds used during construction	271	295
Other investments	2,777	178
Net cash used in investing activities	(17,911)	(24,177)

Financing activities
Proceeds from notes payable to affiliate	—	113,100
Repayment of notes payable to affiliate	—	(145,700)
Repayment of long-term debt, including reacquisition premiums	(66,817)	(7)
Capital contributions from parent	—	5,000
Dividends paid to parent	(8,583)	(9,522)
Net cash used in financing activities	(75,400)	(37,129)

Net (decrease) increase in cash and cash equivalents	(30,662)	181
Cash and cash equivalents at beginning of period	31,611	751
Cash and cash equivalents at end of period	$949	$932

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(7,200)	$(206)
Cash (paid) received for income taxes (net of refunds received)	(8,534)	1,912
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment additions in accounts payable	$2,879	$980

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	March 31, 2009	Dec. 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$949	$31,611
Accounts receivable, net	58,800	56,518
Accounts receivable from affiliates	1	599
Accrued unbilled revenues	39,129	42,639
Inventories	21,162	39,476
Prepaid taxes	13,763	18,377
Deferred income taxes	5,777	3,389
Prepayments and other	7,000	10,401
Total current assets	146,581	203,010

Property, plant and equipment, net	1,018,887	1,010,683

Other assets:
Regulatory assets	189,072	189,753
Other investments	4,073	4,196
Other	5,623	6,031
Total other assets	198,768	199,980
Total assets	$1,364,236	$1,413,673

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34	$250
Notes payable to affiliates	650	650
Accounts payable	32,615	44,555
Accounts payable to affiliates	21,943	17,600
Dividends payable to parent	8,554	8,583
Accrued taxes	11,514	7,996
Accrued interest	5,502	6,513
Derivative instruments valuation	—	1,869
Other	19,518	15,089
Total current liabilities	100,330	103,105

Deferred credits and other liabilities:
Deferred income taxes	178,912	174,969
Deferred investment tax credits	10,209	10,366
Regulatory liabilities	107,070	105,298
Environmental liabilities	66,998	68,018
Pension and employee benefit obligations	40,048	40,383
Customer advances	17,806	17,624
Other	2,339	1,969
Total deferred credits and other liabilities	423,382	418,627

Commitments and contingent liabilities
Capitalization:
Long-term debt	369,302	433,905
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	124,708	124,708
Retained earnings	253,937	240,770
Accumulated other comprehensive loss	(723)	(742)
Total common stockholder’s equity	471,222	458,036
Total liabilities and equity	$1,364,236	$1,413,673

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2009 and Dec. 31, 2008; the results of operations for the three months ended March 31, 2009 and 2008; and cash flows for the three months ended March 31, 2009 and 2008.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  The Dec. 31, 2008 balance sheet information has been derived from the audited 2008 financial statements. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the Consolidated Financial Statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2008, filed with the SEC on Feb. 27, 2009.  Due to the seasonality of electric and natural gas sales of NSP-Wisconsin, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2008, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Reclassification — Conservation program expenses were reclassified as a separate item.  Previously these costs were included in other operating and maintenance expenses on the consolidated statements of income.  This reclassification did not have an impact on total operating expenses.

2.	Accounting Pronouncements

Recently Adopted

Business Combinations (Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007)) — In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008. NSP-Wisconsin implemented SFAS No. 141(R) on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51 (SFAS No. 160) — In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. SFAS No. 160 was effective for fiscal years beginning on or after Dec. 15, 2008. NSP-Wisconsin implemented SFAS No. 160 on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161) — In March 2008, the FASB issued SFAS No. 161, which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures including objectives and strategies for using derivatives, gains and losses on derivative instruments, and credit-risk-related contingent features in derivative contracts.  SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008.  NSP-Wisconsin implemented SFAS No. 161 on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.  For further discussion and SFAS No. 161 required disclosures, see Note 9 to the consolidated financial statements.

Recently Issued

Employers’ Disclosures about Postretirement Benefit Plan Assets (FASB Staff Position (FSP) FAS 132(R)-1) — In December 2008, the FASB issued FSP FAS 132(R)-1, which amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to expand an employer’s required disclosures about plan assets of a defined benefit pension or other postretirement plan to include investment policies and strategies, major categories of plan assets, information regarding fair value measurements, and significant concentrations of credit risk.  FSP FAS 132(R)-1 is effective for fiscal years ending after Dec. 15, 2009.  NSP-Wisconsin does not expect the implementation of FSP FAS 132(R)-1 to have a material impact on its consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and Accounting Principles Board (APB) 28-1) — In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures regarding the fair value of financial instruments in interim financial statements. In addition, entities are required to disclose the method and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. NSP-Wisconsin does not expect the implementation of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) — In April 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of market activity for an asset or liability have significantly decreased.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability, fair value still represents the exit price in an orderly transaction between market participants.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  NSP-Wisconsin does not expect the implementation of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) — In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009.  NSP-Wisconsin does not expect the implementation of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2009	Dec. 31, 2008
Accounts receivable, net:
Accounts receivable	$63,603	$61,176
Less allowance for bad debts	(4,803)	(4,658)
	$58,800	$56,518

Inventories:
Materials and supplies	$4,786	$4,592
Fuel	12,678	13,156
Natural gas	3,698	21,728
	$21,162	$39,476

Property, plant and equipment, net:
Electric plant	$1,441,752	$1,434,233
Natural gas plant	175,676	172,131
Common utility and other property	111,998	111,133
Construction work in progress	38,984	30,494
Total property, plant and equipment	1,768,410	1,747,991
Less accumulated depreciation	(749,523)	(737,308)
	$1,018,887	$1,010,683

4.	Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated income tax returns.  In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009. In the third quarter of 2008, the IRS commenced an examination of tax years 2006 and 2007. As of March 31, 2009, the IRS had not proposed any material adjustments to tax years 2006 and 2007.

As of March 31, 2009, NSP-Wisconsin’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2004. There currently are no state income tax audits in progress.

The amount of unrecognized tax benefits was $1.6 million and $1.5 million on March 31, 2009 and Dec. 31, 2008, respectively.

The unrecognized tax benefit balance included $0.2 million of tax positions on March 31, 2009 and Dec. 31, 2008, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $1.4 million and $1.3 million of tax positions on March 31, 2009 and Dec. 31, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $0.1 million from Dec. 31, 2008 to March 31, 2009, was due to the addition of similar uncertain tax positions related to ongoing activity.  NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and when state audits resume.  At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

The amount of interest expense related to unrecognized tax benefits reported within interest charges in the first quarter of 2009 and 2008 was not material.  The liability for interest related to unrecognized tax benefits was $0.1 million on both March 31, 2009 and Dec. 31, 2008.

No amounts were accrued for penalties as of March 31, 2009 and Dec. 31, 2008.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 12 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2008 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference. The following section includes unresolved proceedings that are material to NSP-Wisconsin’s financial position.

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

2009 Electric Fuel Cost Recovery — NSP-Wisconsin’s fuel and purchased power costs for February 2009 were approximately $1.4 million, or 10.8 percent lower than authorized in the 2009 electric rate case limited reopener, which are outside the monthly and cumulative variance ranges for monitored fuel costs established by the PSCW.   On April 16, 2009, the PSCW opened a proceeding to determine if a rate reduction, or fuel credit factor, should be ordered.  The PSCW set NSP-Wisconsin’s electric rates subject to refund with interest at 10.75 percent, pending a full review of 2009 fuel costs.

6.              Commitments and Contingent Liabilities

Except as noted below, the circumstances set forth in Notes 12 and 13 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2008 and Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

Site Remediation — NSP-Wisconsin must pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin or other parties have caused environmental contamination. Environmental contingencies could arise from various situations including sites of former manufactured gas plants (MGPs) operated by NSP-Wisconsin, its predecessors, or other entities; and third party sites, such as landfills, to which NSP-Wisconsin is alleged to be a PRP that sent hazardous materials and wastes.  At March 31, 2009, the liability for the cost of remediating these sites was estimated to be $69.0 million, of which $2.0 million was considered to be a current liability.

Manufactured Gas Plant Sites

Ashland Manufactured Gas Plant Site — NSP-Wisconsin has been named a PRP for creosote and coal tar contamination at a site in Ashland, Wis.  The Ashland/Northern States Power Lakefront Superfund Site (Ashland site) includes property owned by NSP-Wisconsin, which was previously an MGP facility and two other properties: an adjacent city lakeshore park area, on which an unaffiliated third party previously operated a sawmill, and an area of Lake Superior’s Chequamegon Bay adjoining the park.

In September 2002, the Ashland site was placed on the National Priorities List. A final determination of the scope and cost of the remediation of the Ashland site is not currently expected until 2009 or 2010. In October 2004, the state of Wisconsin filed a lawsuit in Wisconsin state court for reimbursement of past oversight costs incurred at the Ashland site between 1994 and March 2003 in the approximate amount of $1.4 million. The state also alleges a claim for forfeitures and interest. This litigation was resolved in the first quarter of 2009, and all costs paid to the state are expected to be recoverable in rates.

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

In 2008, NSP-Wisconsin spent $0.8 million in the development of the work plan, the operation of the existing interim response action and other matters related to the site.  On Dec. 4, 2008, the EPA approved the final feasibility study submitted by NSP-Wisconsin. The final feasibility study sets forth a range of remedial options under consideration by the EPA for the site but does not select a remedy. The EPA Remedy Review Board met in November 2008 to consider the remedial approach proposed by the Remedial Project Manager (RPM) for EPA Region 5. The remedy the EPA will suggest for the site, following input from the EPA Remedy Review Board, will be set forth in its proposed plan which is currently expected in 2009. The proposed plan will undergo public comment before the EPA makes its final remedy selection in its record of decision, which is currently expected to be issued in late 2009. The estimated remediation costs for the site range between $49.7 million and $137.5 million, including costs set forth in the feasibility study, as well as estimates for outside legal and consultant costs and work plan costs.

In addition to potential liability for remediation, NSP-Wisconsin may also have liability for natural resource damages (NRD) at the Ashland site. NSP-Wisconsin has indicated to the relevant natural resource trustees its interest in engaging in discussions concerning the assessment of natural resources injuries and in proposing various restoration projects in an effort to fully and finally resolve all NRD claims. NSP-Wisconsin has recorded an estimate of its potential liability based upon its best estimate of potential exposure.

Until the EPA and the Wisconsin Department of Natural Resources (WDNR) select a remediation strategy for the entire site and determine NSP-Wisconsin’s level of responsibility, NSP-Wisconsin’s liability for the actual cost of remediating the Ashland site and the time frame over which the amounts may be paid out are not determinable.  NSP-Wisconsin continues to work with the WDNR to access state and federal funds to apply to the ultimate remediation cost of the entire site.  NSP-Wisconsin has recorded a liability of $65.9 million based on management’s best estimate of remediation costs.  NSP-Wisconsin has deferred, as a regulatory asset, the costs accrued for the Ashland site based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for MGP-related environmental remediation from its customers.  The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site and has authorized recovery of similar remediation costs for other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin biennial retail rate case process.

In addition, in 2003, the Wisconsin Supreme Court rendered a ruling that reopens the possibility that NSP-Wisconsin may be able to recover a portion of the remediation costs from its insurance carriers.  Any insurance proceeds received by NSP-Wisconsin will be credited to ratepayers.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of NSP-Wisconsin’s facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. NSP-Wisconsin’s removal costs for asbestos are expected to be immaterial; therefore, no asset retirement obligation was recorded.  See additional discussion of asset retirement obligations in Note 13 of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2008. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

EPA Proposed Greenhouse Gas (GHG) Endangerment Finding — On April 17, 2009, the EPA issued a proposed finding that GHGs threaten public health and welfare.  This finding was in response to the U.S. Supreme Court’s decision in Massachusetts v. EPA, 549 U.S. 497 (2007), which held that GHGs are pollutants covered by the Clean Air Act and required the EPA to determine whether emissions of GHGs from motor vehicles endanger public health or welfare.  The EPA’s proposed endangerment finding applies to the Clean Air Act’s mobile source program, and does not automatically trigger regulation under other provisions of the Clean Air Act that are applicable to stationary sources, such as power plants.  As such, the proposed endangerment finding, in and of itself, does not impact NSP-Wisconsin.

Clean Air Interstate Rule (CAIR) — In March 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions. The objective of CAIR was to cap emissions of SO2 and NOx in the eastern United States, including Wisconsin. In July 2008, the D.C. Circuit Court of Appeals vacated CAIR and remanded the rule to EPA.  On Dec. 23, 2008, the court reinstated CAIR while the EPA develops new regulations in accordance with the court’s July opinion.

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

For 2009, the estimated NOx allowance costs for NSP Wisconsin are $1.7 million.  Allowance cost estimates for NSP-Wisconsin are based on March 2009 allowance costs and fuel quality.   NSP-Wisconsin believes the cost of any required capital investment or allowance purchases will be recoverable from customers in rates.

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

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available (BTA) for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit (Court of Appeals) challenging the phase II rulemaking. In January 2007, the Court of Appeals issued its decision and remanded the rule to the EPA for reconsideration. In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the remand.  In April 2008, the U.S. Supreme Court granted limited review of the Court of Appeals’ opinion to determine whether the EPA has the authority to consider costs and benefits in assessing BTA.  On April 1, 2009, the U.S. Supreme Court issued a decision in Entergy Corp. v. Riverkeeper, Inc., concluding that the EPA can, but is not required to, consider a cost benefit analysis when establishing BTA.  The decision overturned only one aspect of the Court of Appeal’s earlier opinion, and merely gives the EPA the discretion to consider costs and benefits when it reconsiders its phase II rules.  Until the EPA fully responds to the Court of Appeal’s decision, the rule’s compliance requirements and associated deadlines will remain unknown.  As such, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

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

In late March 2009, Newpage Wisconsin System Inc. commenced a lawsuit in state court in Wood County, Wis.  The allegations are substantially similar to Arandell and name several defendants, including Xcel Energy, e prime and NSP-Wisconsin.

As with Arandell, Xcel Energy, e prime and NSP-Wisconsin believe the allegations asserted against them are without merit and they intend to vigorously defend against the asserted claims.

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, to force reductions in CO2 emissions. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. In June 2007, the Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the CAA. In July 2007, in response to the request of the Court of Appeals, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal. The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

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

NSP-Wisconsin has reached settlements with 22 insurers, and these insurers have been dismissed from both the Minnesota and Wisconsin actions.  NSP-Wisconsin has also reached settlements in principle with Ranger Insurance Company (Ranger), TIG Insurance Company (TIG), Royal Indemnity Company and Globe Indemnity Company.

In July 2007, the Minnesota state court issued a decision on allocation, reaffirming its prior rulings that Minnesota law on allocation should apply and ordering the dismissal, without prejudice, of 11 insurers whose coverage would not be triggered under such an allocation method. In September 2007, NSP-Wisconsin commenced an appeal in the Minnesota Court of

Appeals challenging the dismissal of these carriers. In November 2007, Ranger and TIG filed a motion to dismiss NSP-Wisconsin’s appeal, asserting that NSP-Wisconsin’s failure to serve Continental Insurance Company, as successor in interest to certain policies issued by Harbor Insurance Company (Harbor), requires dismissal of NSP-Wisconsin’s appeal. In February 2008, the Court of Appeals issued an order deferring a decision on the procedural motion filed by Harbor and TIG and referring the motion to the panel assigned to consider the merits of the appeal.

In April 2008, the Court of Appeals issued an order staying briefing and other appellate proceedings until further order of the court. The order was issued in response to NSP-Wisconsin’s request that oral argument be deferred pending a decision by the Wisconsin Supreme Court in Plastics Engineering Co. vs. Liberty Mutual Insurance Co. On Jan. 29, 2009, the Wisconsin Supreme Court issued its decision in Plastics Engineering Co., adopting an all sums method of allocating damages when an injury spans multiple, successive policy periods. On Feb. 3, 2009, the Court of Appeals issued an order dissolving the stay and establishing a briefing schedule. NSP-Wisconsin filed its supplemental brief addressing the impact of Plastics Engineering Co. on March 9, 2009.  The insurers filed their initial briefs on April 9, 2009, and NSP-Wisconsin has until May 4, 2009 to reply to the insurers’ briefs.

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

Stray Voltage — In November 2001, Ralph and Karline Schmidt filed a complaint against NSP-Wisconsin alleging that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seeking compensatory, punitive and treble damages. Plaintiffs alleged compensatory damages of $1.1 million and pre-verdict interest of $2.5 million. In addition, plaintiffs alleged an unspecified amount of damages related to nuisance. The matter was resolved on a confidential basis during mediation on Jan. 7, 2009, and the case was dismissed.  The settlement will not have a material effect on the consolidated financial statements of NSP-Wisconsin.

In November 2001, August C. Heeg Jr. and Joanne Heeg filed a complaint against NSP-Wisconsin alleging that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and seeking compensatory, punitive and treble damages. Plaintiffs alleged compensatory damages of $1.9 million and pre-verdict interest of $6.1 million. In addition, plaintiffs alleged an unspecified amount of damages related to nuisance. The matter was resolved on a confidential basis during mediation on Dec. 1, 2008 and the case was dismissed.  The settlement will not have a material effect on the consolidated financial statements of NSP-Wisconsin.

7.	Short-Term Borrowings

NSP-Wisconsin has an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  NSP-Wisconsin has approval to borrow up to $100 million under the arrangement.  At March 31, 2009 and Dec. 31, 2008, NSP-Wisconsin had no short-term borrowings under this intercompany arrangement.

Clearwater Investments Inc., an NSP-Wisconsin subsidiary, also had notes payable outstanding as of March 31, 2009 and Dec. 31, 2008, to Xcel Energy, in the amount of $0.7 million.  The weighted average interest rates at March 31, 2009 and Dec. 31, 2008, were 1.31 percent and 3.34 percent, respectively.

8.	Long-Term Borrowings and Other Financing Instruments

On March 1, 2009, NSP-Wisconsin redeemed its 7.375 percent $65.0 million first mortgage bonds due Dec. 1, 2026.  In addition to repayment of all principal amounts, NSP-Wisconsin paid accrued interest and a redemption premium totaling approximately $3.0 million.

9.	Derivative Instruments

Effective Jan. 1, 2009, NSP-Wisconsin adopted SFAS No. 161, which requires additional disclosures regarding why an entity uses derivative instruments, the volume of an entity’s derivative activities, the fair value amounts recorded to the consolidated balance sheet for derivatives, the gains and losses on derivative instruments included in the consolidated statement of income or deferred, and information regarding certain credit-risk-related contingent features in derivative contracts.

NSP-Wisconsin enters into derivative instruments, including forward contracts, futures, swaps and options, to reduce risk in connection with changes in interest rates and utility commodity prices.  See additional information pertaining to the valuation of derivative instruments in Note 10 to the consolidated financial statements.

Interest Rate Derivatives — NSP-Wisconsin enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At March 31, 2009, accumulated other comprehensive income related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest transactions impact earnings.  An immaterial amount of accumulated other comprehensive income related to interest rate derivatives was reclassified into earnings during the three months ended March 31, 2009.

Commodity Derivatives — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy and gas for resale.

Changes in the fair value of cash flow hedges are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on the regulatory recovery mechanisms in place.  At March 31, 2009, NSP-Wisconsin had no amounts in accumulated other comprehensive income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.  During the three months ended March 31, 2009, changes in the fair value of natural gas commodity derivatives resulted in losses of $0.4 million recognized in regulatory assets and liabilities.  Natural gas commodity derivatives settlement losses of $4.3 million were incurred during the three months ended March 31, 2009, subject to purchased natural gas cost recovery mechanisms, which reclassify derivative settlement gains and losses out of income as regulatory assets and liabilities, as appropriate.

NSP-Wisconsin also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of these derivative instruments are deferred as a regulatory asset or liability, based on the regulatory recovery mechanisms in place.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three months ended March 31, 2009, and as such, had no gains or losses from fair value hedges or related hedged transactions for the period.

The following table shows the commodity derivatives recorded to derivative instruments valuation in the consolidated balance sheets:

	March 31, 2009		Dec. 31, 2008
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets (a)	Derivative Instruments Valuation - Liabilities
Commodity derivatives	$—	$—	$2	$1,869

(a) Amounts included in prepayments and other in the consolidated balance sheets

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three months ended March 31,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(742)	$(820)
After-tax net realized losses on derivative transactions reclassified into earnings	19	21
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(723)	$(799)

10.	Fair Value Measurements

Effective Jan. 1, 2008, NSP-Wisconsin adopted Fair Value Measurements (SFAS No. 157) for recurring fair value measurements.  SFAS No. 157 provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. SFAS No. 157 establishes a hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. The three levels defined by the SFAS No. 157 hierarchy and examples of each level are as follows:

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

Fair value for commodity derivatives is determined based on observable prices for identical or similar forward contracts, or internally prepared option valuation models using observable forward curves and volatilities.  NSP-Wisconsin continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment, as well an assessment of the impact of NSP-Wisconsin’s own credit risk when determining the fair value of commodity derivative liabilities, the impact of considering credit risk was immaterial to the fair value of commodity derivative assets and liabilities presented in the consolidated balance sheets.

NSP-Wisconsin had no assets or liabilities measured at fair value on a recurring basis as of March 31, 2009.  The following table presents, for each of the SFAS No. 157 hierarchy levels, NSP-Wisconsin’s assets and liabilities that are measured at fair value on a recurring basis as of Dec. 31, 2008:

	Dec. 31, 2008
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

(b)	Amounts included in prepayments and other in the consolidated balance sheets.

11.	Detail of Interest and Other Income (Expenses), Net

Interest and other income (expenses), net, for the three months ended March 31, consisted of the following:

	Three months ended March 31,
(Thousands of Dollars)	2009	2008
Interest income	$274	$450
Other non-operating income	32	32
Insurance policy expenses	(57)	(85)
Total interest and other income (expenses), net	$249	$397

12.	Segment Information

NSP-Wisconsin has two reportable segments, regulated electric and regulated natural gas.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three months ended March 31, 2009
Revenues from:
External customers	$184,328	$64,310	$216	$—	$248,854
Internal customers	34	553	—	(587)	—
Total revenues	$184,362	$64,863	$216	$(587)	248,854
Segment net income	$17,067	$4,531	$123	$—	$21,721

Three months ended March 31, 2008
Revenues from:
External customers	$165,420	$78,593	$226	$—	$244,239
Internal customers	40	84	—	(124)	—
Total revenues	$165,460	$78,677	$226	$(124)	$244,239
Segment net income	$7,548	$5,414	$178	$—	$13,140

13.	Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended March 31,
(Thousands of Dollars)	2009	2008
Net income	$21,721	$13,140
Other comprehensive income:
After-tax net realized losses on derivative transactions reclassified into earnings	19	21
Other comprehensive income	19	21
Comprehensive income	$21,740	$13,161

14.	Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended March 31,
	2009	2008	2009	2008
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$15,986	$16,773	$1,276	$1,464
Interest cost	41,849	40,583	12,156	12,546
Expected return on plan assets	(63,360)	(68,472)	(5,394)	(7,500)
Amortization of transition obligation	—	—	3,496	3,644
Amortization of prior service cost (credit)	6,155	5,166	(652)	(544)
Amortization of net loss	2,929	2,859	4,885	2,718
Net periodic benefit cost (credit)	3,559	(3,091)	15,767	12,328
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(487)	2,592	973	973
Net benefit cost (credit) recognized for financial reporting	$3,072	$(499)	$16,740	$13,301

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$130	$(389)	$580	$500

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of financial condition and liquidity for NSP-Wisconsin is omitted per conditions set forth in general instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis of the results of operations set forth in general instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).

Forward-Looking Information

The following discussion and analysis by management focuses on those factors that had a material effect on NSP-Wisconsin’s financial condition, results of operations, and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes to the consolidated financial statements.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results.

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims, actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2008 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 2009.

Market Risks

NSP-Wisconsin is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in its Annual Report on Form 10-K for the year ended Dec. 31, 2008.  Commodity price and interest rate risks for NSP-Wisconsin are mitigated in most jurisdictions due to cost-based rate regulation.

Continued distress in the financial markets may also impact the fair value of the debt and equity securities in pension and postretirement health care plan trusts, as well as NSP-Wisconsin’s ability to earn a return on short-term investments of excess cash.  As of March 31, 2009, there have been no material changes to market risks from that set forth in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2008.

Results of Operations

NSP-Wisconsin’s net income was $21.7 million for the first three months of 2009, compared with $13.1 million for the first three months of 2008.

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

Electric — The following tables detail the change in electric revenues and margin:

	Three months ended March 31,
(Millions of Dollars)	2009	2008

Electric revenues	$184	$165
Electric fuel and purchased power	(101)	(100)
Electric margin	$83	$65

The following summarizes the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2009 vs. 2008

Base rate changes	$5
Fuel and purchased power cost recovery	3
Interchange agreement billing with NSP-Minnesota	2
Other	9
Total increase in electric revenues	$19

Electric Margin

(Millions of Dollars)	2009 vs. 2008

Fuel and purchased power cost recovery	$9
Base rate changes	5
Interchange agreement billing with NSP-Minnesota (net of deferrals)	(4)
Other	8
Total increase in electric margin	$18

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

Natural Gas — The following table details the change in natural gas revenues and margin:

	Three months ended March 31,
(Millions of Dollars)	2009	2008

Natural gas revenues	$64	$79
Cost of natural gas sold and transported	(48)	(62)
Natural gas margin	$16	$17

The following summarizes the components of the changes in natural gas revenues and margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2009 vs. 2008

Purchased natural gas adjustment clause recovery	$(13)
Estimated impact of weather	(1)
Other	(1)
Total decrease in natural gas revenues	$(15)

Natural Gas Margin

(Millions of Dollars)	2009 vs. 2008

Estimated impact of weather	$(1)
Total decrease in natural gas margin	$(1)

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — The following summarizes the components of the changes in other operating and maintenance expense for the three months ended March 31:

(Millions of Dollars)	2009 vs. 2008

Lower insurance costs	$(2)
Interchange agreement billing with NSP-Minnesota	1
Higher employee benefit costs	1
Total change in other operating and maintenance expenses	$—

Conservation Program Expenses — Conservation program expenses increased approximately $0.5 million, or 20.1 percent, for the first three months of 2009, compared to the same period in 2008.  The increase is attributable to an expected payment related to an investment loss.

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $1.1 million, or 8.0 percent, for the first three months of 2009 compared with the first three months of 2008.  The increase was primarily due to normal system expansion.

Income Taxes — Income tax expense increased by $5.5 million for the first three months of 2009, compared with the first three months of 2008.  The increase in income tax expense was primarily due to an increase in pretax income. The effective tax rate was 38.2 percent for the first quarter of 2009, compared with 37.7 percent for the same period in 2008.

Public Utility Regulation

Bay Front Biomass Gasification — On Feb. 23, 2009, NSP-Wisconsin filed an application with the PSCW for a certificate of authority to install biomass gasification technology at the Bay Front Power Plant in Ashland, Wis.  On April 27, 2009, the pre hearing conference for the application for the Bay Front gasifier project was held.  The PSCW’s administrative law judge ruled on requests for intervention, established the issues list for the hearing and set the hearing date for Aug. 5, 2009.  Currently, two of the three boilers at Bay Front use biomass as their primary fuel to generate electricity. The proposed project will convert the existing coal-fired unit to biomass gasification technology allowing the plant to use 100 percent biomass in all three boilers. The project, estimated to cost $58 million, will require additional biomass receiving and handling facilities at the plant, an external gasifier, minor modifications to the plant’s remaining coal-fired boiler and an enhanced air quality control system. The total generation output of the plant is not expected to change significantly as a result of the project.  However, the project will improve the environmental performance of the plant and contribute towards state renewable energy standards in the region.  Following all state regulatory approvals, engineering and design work is expected to begin in 2010, and the unit could be operational by late 2012.  When complete, the Bay Front Power Plant will be the largest biomass-fueled power plant in the Midwest and one of the largest in the nation.

Summary of Recent Federal Regulatory Developments

The Federal Energy Regulatory Commission has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Wisconsin. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2008.  See Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

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

Additional Information

See Notes 5 and 6 of the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 12 and 13 of NSP-Wisconsin’s consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2008 for a description of certain legal proceedings presently pending.

Item 1A. RISK FACTORS

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2008, which is incorporated herein by reference. There have been no material changes to risk factors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 4, 2009.

Northern States Power Company (a Wisconsin corporation)
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer