Form 10-Q
period 2009-06-30
NORTHERN STATES POWER CO /WI/
filed 2009-08-03
CIK 72909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 3, 2009
Common Stock, $100 par value	933,000 shares

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues
Electric	$153,059	$156,427	$337,387	$321,847
Natural gas	17,907	31,497	82,217	110,090
Other	220	215	436	441
Total operating revenues	171,186	188,139	420,040	432,378

Operating expenses
Electric fuel and purchased power	89,877	90,999	191,027	191,427
Cost of natural gas sold and transported	10,492	23,816	58,624	85,699
Other operating and maintenance expenses	36,567	36,368	70,707	70,213
Conservation program expenses	2,543	2,543	5,595	5,085
Depreciation and amortization	15,393	14,450	30,636	28,559
Taxes (other than income taxes)	5,658	5,247	11,679	10,781
Total operating expenses	160,530	173,423	368,268	391,764

Operating income	10,656	14,716	51,772	40,614

Interest and other income, net	90	277	339	674
Allowance for funds used during construction — equity	392	78	663	373

Interest charges and financing costs
Interest charges — includes financing costs of $352, $323, $692 and $646, respectively	5,982	5,656	12,634	11,583
Allowance for funds used during construction — debt	(192)	(182)	(347)	(605)
Total interest charges and financing costs	5,790	5,474	12,287	10,978

Income before income taxes	5,348	9,597	40,487	30,683
Income taxes	1,872	3,606	15,290	11,552
Net income	$3,476	$5,991	$25,197	$19,131

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Six Months Ended June 30,
	2009	2008

Operating activities
Net income	$25,197	$19,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,281	29,936
Deferred income taxes	1,860	1,813
Amortization of investment tax credits	(313)	(340)
Allowance for equity funds used during construction	(663)	(373)
Net realized and unrealized hedging and derivative transactions	1,080	490
Changes in operating assets and liabilities:
Accounts receivable	9,427	12,638
Accrued unbilled revenues	8,206	17,531
Inventories	17,639	3,471
Other current assets	602	441
Accounts payable	(8,194)	(10,689)
Net regulatory assets and liabilities	9,971	2,504
Other current liabilities	1,145	1,774
Change in other noncurrent assets	223	48
Change in other noncurrent liabilities	(640)	492
Net cash provided by operating activities	96,821	78,867

Investing activities
Utility capital/construction expenditures	(45,662)	(44,625)
Allowance for equity funds used during construction	663	373
Other investments	4,635	197
Net cash used in investing activities	(40,364)	(44,055)

Financing activities
Proceeds from notes payable to affiliate	—	243,300
Repayment of notes payable to affiliate	—	(265,000)
Repayment of long-term debt, including reacquisition premiums	(66,832)	(16)
Capital contributions from parent	1,321	8,188
Dividends paid to parent	(17,137)	(18,888)
Net cash used in financing activities	(82,648)	(32,416)

Net (decrease) increase in cash and cash equivalents	(26,191)	2,396
Cash and cash equivalents at beginning of period	31,611	751
Cash and cash equivalents at end of period	$5,420	$3,147

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(11,596)	$(10,098)
Cash paid for income taxes (net of refunds received)	(11,884)	(7,668)
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment additions in accounts payable	$2,698	$1,078

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	June 30, 2009	Dec. 31, 2008
Assets
Current assets
Cash and cash equivalents	$5,420	$31,611
Accounts receivable, net	46,394	56,518
Accounts receivable from affiliates	1,296	599
Accrued unbilled revenues	34,433	42,639
Inventories	21,837	39,476
Prepaid taxes	19,382	18,377
Deferred income taxes	4,917	3,389
Derivative instruments valuation	112	—
Prepayments and other	4,342	10,401
Total current assets	138,133	203,010

Property, plant and equipment, net	1,029,016	1,010,683

Other assets
Regulatory assets	219,232	189,753
Other investments	4,011	4,196
Other	5,431	6,031
Total other assets	228,674	199,980
Total assets	$1,395,823	$1,413,673

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$34	$250
Notes payable to affiliates	650	650
Accounts payable	34,551	44,555
Accounts payable to affiliates	20,091	17,600
Dividends payable to parent	8,611	8,583
Taxes accrued	10,209	7,996
Accrued interest	6,594	6,513
Derivative instruments valuation	—	1,869
Other	17,121	15,089
Total current liabilities	97,861	103,105

Deferred credits and other liabilities
Deferred income taxes	179,021	174,969
Deferred investment tax credits	10,053	10,366
Regulatory liabilities	113,425	105,298
Environmental liabilities	99,440	68,018
Pension and employee benefit obligations	39,587	40,383
Customer advances	18,119	17,624
Other	1,577	1,969
Total deferred credits and other liabilities	461,222	418,627

Commitments and contingent liabilities
Capitalization
Long-term debt	369,314	433,905
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	126,028	124,708
Retained earnings	248,802	240,770
Accumulated other comprehensive loss	(704)	(742)
Total common stockholder’s equity	467,426	458,036
Total liabilities and equity	$1,395,823	$1,413,673

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2009 and Dec. 31, 2008; the results of operations for the three and six months ended June 30, 2009 and 2008; and its cash flows for the six months ended June 30, 2009 and 2008.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after June 30, 2009 up to Aug. 3, 2009, which is the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2008 balance sheet information has been derived from the audited 2008 financial statements. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2008, filed with the SEC on Feb. 27, 2009.  Due to the seasonality of electric and natural gas sales of NSP-Wisconsin, interim results are not necessarily an appropriate base from which to project annual results.

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

Interim Disclosures about Fair Value of Financial Instruments (FASB Staff Position (FSP) FAS 107-1 and Accounting Principles Board (APB) 28-1) — In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures regarding the fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 was effective for interim periods ending after June 15, 2009. NSP-Wisconsin implemented FSP FAS 107-1 and APB 28-1 on April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.  For FSP FAS 107-1 and APB 28-1 required disclosures, see Note 10 to the consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) — In April 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of market activity for an asset or liability have significantly decreased.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability, fair value still represents the exit price in an orderly transaction between market participants.  FSP FAS 157-4 was effective for interim and annual periods ending after June 15, 2009.  NSP-Wisconsin implemented FSP FAS 157-4 on April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) — In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments.  FSP FAS 115-2 and FAS 124-2 was effective for interim and annual periods ending after June 15, 2009.  NSP-Wisconsin implemented FSP FAS 115-2 and FAS 124-2 on April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Subsequent Events (SFAS No. 165) — In May 2009, the FASB issued SFAS No. 165, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued.  The accounting guidance contained in SFAS No. 165 is consistent with the auditing literature widely used for accounting and disclosure of subsequent events, however, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated.  SFAS No. 165 was effective for interim and annual periods ending after June 15, 2009.  NSP-Wisconsin implemented SFAS No. 165 on April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Recently Issued

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

Amendments to FASB Interpretation No. 46(R) (SFAS No. 167) — In June 2009, the FASB issued SFAS No. 167, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect various elements of consolidation guidance under FASB Interpretation No. 46(R), including guidance for determining whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary.  SFAS No. 167 is effective for fiscal years beginning after Nov. 15, 2009.  NSP-Wisconsin is currently evaluating the impact of SFAS No. 167 on its consolidated financial statements.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS No. 168) — In June 2009, the FASB issued SFAS No. 168, which confirms that the FASB Accounting Standards Codification (Codification) will become the single source of authoritative GAAP, other than the guidance put forth by the SEC.  All other accounting literature not included in the Codification will be considered non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after Sept. 15, 2009. NSP-Wisconsin expects the implementation of SFAS No. 168 to have no impact on its consolidated financial statements.

3.        Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2009	Dec. 31, 2008
Accounts receivable, net
Accounts receivable	$50,965	$61,176
Less allowance for bad debts	(4,571)	(4,658)
	$46,394	$56,518

Inventories
Materials and supplies	$4,835	$4,592
Fuel	12,832	13,156
Natural gas	4,170	21,728
	$21,837	$39,476

Property, plant and equipment, net
Electric plant	$1,450,647	$1,434,233
Natural gas plant	180,586	172,131
Common and other property	112,041	111,133
Construction work in progress	47,967	30,494
Total property, plant and equipment	1,791,241	1,747,991
Less accumulated depreciation	(762,225)	(737,308)
	$1,029,016	$1,010,683

4.        Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated income tax returns.

Federal Audit — In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009. In the third quarter of 2008, the IRS commenced an examination of tax years 2006 and 2007. As of June 30, 2009, the IRS had not proposed any material adjustments to tax years 2006 and 2007.

State Audits — As of June 30, 2009, NSP-Wisconsin’s earliest open tax year for which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2004. There currently are no state income tax audits in progress.

Unrecognized Tax Benefits — The amount of unrecognized tax benefits was $1.7 million and $1.5 million on June 30, 2009 and Dec. 31, 2008, respectively.  The unrecognized tax benefit amounts were increased by a payable associated with net operating loss (NOL) and tax credit carryovers of $0.6 million on June 30, 2009.  The tax benefits associated with NOL and tax credit carryovers were not material as of Dec. 31, 2008.

The unrecognized tax benefit balance included $0.2 million of tax positions on June 30, 2009 and Dec. 31, 2008, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $1.5 million and $1.3 million of tax positions on June 30, 2009 and Dec. 31, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $0.1 million from April 1, 2009 to June 30, 2009, was due to the addition of similar uncertain tax positions related to ongoing activity.  NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and when state audits resume.  At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

The amount of interest expense related to unrecognized tax benefits reported within interest charges in the second quarter of 2009 and 2008 was not material.  The liability for interest related to unrecognized tax benefits was $0.1 million on both June 30, 2009 and Dec. 31, 2008.

No amounts were accrued for penalties as of June 30, 2009 and Dec. 31, 2008.

5.        Rate Matters

Except to the extent noted below, the circumstances set forth in Note 12 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2008 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference. The following disclosure includes unresolved proceedings that are material to NSP-Wisconsin’s financial position.

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

Base Rate

2008 Electric Rate Case — Nuclear Decommissioning Expenses — In January 2008, the PSCW issued the final order in NSP-Wisconsin’s 2008 test-year rate case, approving an electric rate increase of approximately $39.4 million, or 8.1 percent, and new rates went into effect. The PSCW’s final order included recovery of $8.7 million of annual nuclear decommissioning expenses, subject to refund, in anticipation of potential decreases in NSP-Minnesota’s decommissioning expenses.  NSP-Wisconsin and NSP-Minnesota, a wholly owned subsidiary of Xcel Energy, share all NSP system generation and transmission costs, including nuclear decommissioning costs, by means of a Federal Energy Regulatory Commission-approved tariff commonly referred to as the Interchange Agreement.

On June 12, 2009, the Minnesota Public Utility Commission (MPUC) issued the final order in its review of NSP-Minnesota’s 2009 nuclear plant decommissioning accrual, and as a result of that order, the Wisconsin retail jurisdiction’s share of annual nuclear decommissioning expenses decreases to approximately $1.4 million, effective Jan. 1, 2009.  In accordance with the PSCW’s final order, NSP-Wisconsin has established a refund liability of $3.6 million through June 30, 2009.

The MPUC order also directed NSP-Minnesota to proceed with a filing to propose a method to return to customers their contributions made to the external escrow decommissioning fund for the Monticello nuclear plant. Once that plan is approved, NSP-Wisconsin will determine what steps are necessary to initiate a refund for its customers’ proportionate share of these funds.

2010 Electric and Natural Gas Rate Case — On June 1, 2009, NSP-Wisconsin filed a combined electric and natural gas rate application.  NSP-Wisconsin requested an overall increase in annual retail electric revenues of approximately $30.4 million, or an increase of 5.7 percent.  The rate filing is based on a 2010 calendar year budget, an electric net investment rate base of approximately $644 million, a regulatory equity ratio of 53.12 percent, and NSP-Wisconsin’s currently authorized rate of return on equity of 10.75 percent.  NSP-Wisconsin did not request any change to natural gas rates.  NSP-Wisconsin’s gas net investment rate base is approximately $81 million.  NSP-Wisconsin has requested the PSCW to issue an order approving this application in time to allow for new rates to be effective Jan. 1, 2010.

Other

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

NSP-Wisconsin’s actual fuel costs through June were approximately $7.6 million less than authorized, primarily due to lower load and lower market prices for fuel and purchased power.  The PSCW has not yet completed its review of NSP-Wisconsin’s 2009 fuel costs.  However, based on actual fuel costs to date, NSP-Wisconsin has established a reserve of $5.6 million to reflect the likelihood that the PSCW will order the company to refund a portion of the electric revenues collected through June 30, 2009.

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

Site Remediation — NSP-Wisconsin must pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin or other parties have caused environmental contamination. Environmental contingencies could arise from various situations including sites of former manufactured gas plants (MGPs) operated by NSP-Wisconsin, its predecessors, or other entities; and third party sites, such as landfills, to which NSP-Wisconsin is alleged to be a PRP that sent hazardous materials and wastes.  At June 30, 2009, the liability for the cost of remediating these sites was estimated to be $100.6 million, of which $1.2 million was considered to be a current liability.

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

In September 2002, the Ashland site was placed on the National Priorities List. A final determination of the scope and cost of the remediation of the Ashland site is not currently expected until late 2009 or 2010. In October 2004, the state of Wisconsin filed a lawsuit in Wisconsin state court for reimbursement of past oversight costs incurred at the Ashland site between 1994 and March 2003 in the approximate amount of $1.4 million. The state also alleges a claim for forfeitures and interest. This litigation was resolved in the first quarter of 2009, and all costs paid to the state are expected to be recoverable in rates.

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

In 2008, NSP-Wisconsin spent $0.8 million in the development of the work plan, the operation of the existing interim response action and other matters related to the site.  On Dec. 4, 2008, the EPA approved the final feasibility study submitted by NSP-Wisconsin. The final feasibility study sets forth a range of remedial options under consideration by the EPA for the site but does not select a remedy. The EPA Remedy Review Board met in November 2008 to consider the remedial approach proposed by the Remedial Project Manager (RPM) for EPA Region 5. On June 12, 2009, the EPA issued its proposed remedial action plan (PRAP). The PRAP will undergo public comment before the EPA makes its final remedy selection in its record of decision, which is currently expected to be issued in late 2009. The estimated remediation costs for the cleanup proposed by the EPA in the PRAP range between $94.4 million and $112.8 million.

On July 23, 2009, NSP-Wisconsin advised the EPA and the WDNR that it would not implement the hybrid “dry dredging” alternative proposed in the PRAP.  NSP-Wisconsin stated that the EPA’s hybrid alternative is 1) unsafe, 2) would cost at least $37 million more than conventional, wet dredging, and 3) would provide no environmental benefits over conventional dredging.  NSP-Wisconsin will submit written comments supporting its position by Aug. 17, 2009, the close of the comment period on the PRAP.

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

Until the EPA and the Wisconsin Department of Natural Resources (WDNR) select a remediation strategy for the entire site and determine NSP-Wisconsin’s level of responsibility, NSP-Wisconsin’s liability for the actual cost of remediating the Ashland site and the time frame over which the amounts may be paid out are not determinable. NSP-Wisconsin continues to work with the WDNR to access state and federal funds to apply to the ultimate remediation cost of the entire site. NSP-Wisconsin has recorded a liability of $97.5 million based upon the minimum of the range of remediation costs established by the PRAP, together with estimated outside legal, consultant and work plan costs. NSP-Wisconsin has deferred, as a regulatory asset, the costs accrued for the Ashland site based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for MGP-related environmental remediation from its customers. The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site and has authorized recovery of similar remediation costs for other Wisconsin utilities. External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin biennial retail rate case process.

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

Other Environmental Requirements

American Clean Energy and Security Act (ACES) — On June 26, 2009, the U.S. House of Representatives passed ACES.  Key provisions include a federal cap-and-trade program to reduce greenhouse gas (GHG) emissions by 17 percent by 2020 and 83 percent by 2050 compared to 2005 levels, a national renewable energy standard, investments in new clean energy technologies and energy efficiency, and mandates for new energy-saving standards.  The U.S. Senate has delayed consideration of ACES until September 2009, during which time the bill could change considerably.  The ultimate impact of the bill on NSP-Wisconsin therefore remains uncertain.

EPA Proposed GHG Endangerment Finding — On April 17, 2009, the EPA issued a proposed finding that GHGs threaten public health and welfare.  This finding was in response to the U.S. Supreme Court’s decision in Massachusetts v. EPA, 549 U.S. 497 (2007), which held that GHGs are pollutants covered by the Clean Air Act (CAA) and required the EPA to determine whether emissions of GHGs from motor vehicles endanger public health or welfare.  The EPA’s proposed endangerment finding applies to the CAA’s mobile source program, and does not automatically trigger regulation under other provisions of the CAA that are applicable to stationary sources, such as power plants.  As such, the proposed endangerment finding, in and of itself, does not impact NSP-Wisconsin.

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

For 2009, the estimated NOx allowance costs for NSP-Wisconsin are $1.0 million to $1.6 million.  Allowance cost estimates for NSP-Wisconsin are based on fuel quality and current market data.   NSP-Wisconsin believes the cost of any required capital investment or allowance purchases will be recoverable from customers in rates.

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

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available (BTA) for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit (Court of Appeals) challenging the phase II rulemaking. In January 2007, the Court of Appeals issued its decision and remanded the rule to the EPA for reconsideration. In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the remand.  In April 2008, the U.S. Supreme Court granted limited review of the Court of Appeals’ opinion to determine whether the EPA has the authority to consider costs and benefits in assessing BTA.  On April 1, 2009, the U.S. Supreme Court issued a decision in Entergy Corp. v. Riverkeeper, Inc., concluding that the EPA can consider a cost benefit analysis when establishing BTA.  The decision overturned only one aspect of the Court of Appeals’ earlier opinion, and gives the EPA the discretion to consider costs and benefits when it reconsiders its phase II rules.  Until the EPA fully responds to the Court of Appeals’ decision, the rule’s compliance requirements and associated deadlines will remain unknown.  As such, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

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

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of NSP-Wisconsin, to force reductions in CO2 emissions. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. In June 2007, the Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the CAA. In July 2007, in response to the request of the Court of Appeals, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal. The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy, the parent company of NSP-Wisconsin, received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.” Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds. In September 2007, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were presented to the Court of Appeals on Aug. 6, 2008. Pursuant to the court’s order of Sept. 26, 2008, re-argument was held on Nov. 3, 2008. No explanation was given for the order.  The Court of Appeals has taken the matter under advisement.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of NSP-Wisconsin, and 23 other utilities, oil, gas and coal companies.  The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million.  Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other.  Xcel Energy was not named in the civil conspiracy claim.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008. The matter has now been fully briefed.  It is uncertain when the court will render a decision.

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

On Jan. 29, 2009, the Wisconsin Supreme Court issued its decision in Plastics Engineering Co. vs. Liberty Mutual Insurance Co., adopting an all sums method of allocating damages when an injury spans multiple, successive policy periods.   On June 2, 2009, the Minnesota Court of Appeals heard oral arguments and is expected to issue a decision in early September 2009.

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

7.        Short-Term Borrowings

NSP-Wisconsin has an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  NSP-Wisconsin has approval to borrow up to $100 million under the arrangement.  At June 30, 2009 and Dec. 31, 2008, NSP-Wisconsin had no short-term borrowings under this intercompany arrangement.

Clearwater Investments Inc., an NSP-Wisconsin subsidiary, also had notes payable outstanding as of June 30, 2009 and Dec. 31, 2008, to Xcel Energy, in the amount of $0.7 million.  The weighted average interest rates at June 30, 2009 and Dec. 31, 2008, were 1.01 percent and 3.34 percent, respectively.

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

NSP-Wisconsin enters into derivative instruments, including forward contracts, futures, swaps and options, to reduce risk in connection with changes in interest rates and utility commodity prices.  See additional information pertaining to the valuation of derivative instruments in Note 11 to the consolidated financial statements.

Interest Rate Derivatives — NSP-Wisconsin enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At June 30, 2009, accumulated other comprehensive income related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest transactions impact earnings.  An immaterial amount of accumulated other comprehensive losses related to interest rate derivatives were reclassified into earnings during the three and six months ended June 30, 2009.

Commodity Derivatives — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy and gas for resale.

At June 30, 2009, NSP-Wisconsin had no commodity derivative contracts designated as cash flow hedges.  However, as of June 30, 2009, NPS-Wisconsin has entered into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging instruments.  Changes in the fair value of these derivative instruments are deferred as a regulatory asset or liability based on the commission approved regulatory recovery mechanisms.

During the six months ended June 30, 2009, changes in the fair value of natural gas commodity derivatives resulted in losses of $0.4 million recognized in regulatory assets and liabilities.  Natural gas commodity derivatives settlement losses of $4.3 million were incurred during the six months ended June 30, 2009, subject to purchased natural gas cost recovery mechanisms, which reclassify derivative settlement gains and losses out of income as regulatory assets and liabilities, as appropriate.  There were no material changes in fair value or settlement losses on commodity derivatives for the three and six months ended June 2009.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2009, and as such, had no gains or losses from fair value hedges or related hedged transactions for the period.

The following table shows the commodity derivatives recorded to derivative instruments valuation in the consolidated balance sheets:

	June 30, 2009		Dec. 31, 2008
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets (a)	Derivative Instruments Valuation - Liabilities
Commodity derivatives	$112	$—	$2	$1,869

(a) Amounts included in prepayments and other in the consolidated balance sheets

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three months ended June 30,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive loss related to cash flow hedges at April 1	$(723)	$(799)
After-tax net realized losses on derivative transactions reclassified into earnings	19	19
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(704)	$(780)

	Six months ended June 30,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(742)	$(820)
After-tax net realized losses on derivative transactions reclassified into earnings	38	40
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(704)	$(780)

At June 30, 2009, commodity derivatives recorded to derivative instruments valuation included derivative contracts with gross notional amounts of approximately 302,000 MMBtu of natural gas. These amounts reflect the gross notional amounts of futures and forwards and are not reflective of net positions in the underlying commodities.

Credit Related Contingent Features —Certain NSP-Wisconsin’s derivative instruments are subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Wisconsin’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  As of June 30, 2009, NSP-Wisconsin had no collateral posted related to adequate assurance clauses in derivative contracts.

10.     Financial Instruments

The estimated fair values of NSP-Wisconsin’s recorded financial instruments are as follows:

	June 30, 2009		Dec. 31, 2008
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$132	$132	$160	$160
Long-term debt, including current portion	369,348	400,474	434,155	438,050

The fair value of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts.  The fair value of NSP-Wisconsin’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.

The fair value estimates presented are based on information available to management as of June 30, 2009 and Dec. 31, 2008.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair values may differ significantly.

NSP-Wisconsin provides a guarantee for payment or performance under a specified agreement.  As a result, NSP-Wisconsin’s exposure under the guarantee is based upon the net liability under the specified agreement.  The guarantee issued by NSP-Wisconsin limits the exposure of NSP-Wisconsin to a maximum amount stated in the guarantee.  The guarantee requires no liability to be recorded, contains no recourse provisions and requires no collateral.  On June 30, 2009 and Dec. 31, 2008, NSP-Wisconsin had issued guarantees of up to $1.0 million with $0.3 million of known exposure under these guarantees.

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At June 30, 2009 and Dec. 31, 2008, there were no letters of credit outstanding.

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

The following table presents, for each of the SFAS No. 157 hierarchy levels, NSP-Wisconsin’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2009
(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting (b)	Net Balance
Commodity derivative assets	$—	$112	$—	$—	$112

	Dec. 31, 2008
(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting (b)	Net Balance
Commodity derivative assets (a)	$—	$2	$—	$—	$2
Commodity derivative liabilities	600	1,269	—	—	1,869

(a)          Amounts included in prepayments and other in the consolidated balance sheets.

(b)         FASB Interpretation No. 39 Offsetting of Amounts Relating to Certain Contracts, as amended by FASB Staff Position FIN 39-1 Amendment of FASB Interpretation No. 39, permits the netting of receivables and payables for derivatives and related collateral amounts when a legally enforceable master netting agreement exists between NSP-Wisconsin and a counterparty.  A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

12.      Interest and Other Income (Expenses), Net

Interest and other income (expenses), net, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of Dollars)	2009	2008	2009	2008
Interest income	$257	$280	$531	$730
Other nonoperating income	13	24	45	56
Insurance policy expenses	(180)	(27)	(237)	(112)
Total interest and other income (expenses), net	$90	$277	$339	$674

13.      Segment Information

NSP-Wisconsin has two reportable segments, regulated electric and regulated natural gas.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three months ended June 30, 2009
Revenues from:
External customers	$153,059	$17,907	$220	$—	$171,186
Internal customers	46	206	—	(252)	—
Total revenues	$153,105	$18,113	$220	$(252)	$171,186
Segment net income (loss)	$3,804	$(495)	$167	$—	$3,476

Three months ended June 30, 2008
Revenues from:
External customers	$156,427	$31,497	$215	$—	$188,139
Internal customers	84	716	—	(800)	—
Total revenues	$156,511	$32,213	$215	$(800)	$188,139
Segment net income (loss)	$6,134	$(38)	$(105)	$—	$5,991

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2009
Revenues from:
External customers	$337,387	$82,217	$436	$—	$420,040
Internal customers	80	759	—	(839)	—
Total revenues	$337,467	$82,976	$436	$(839)	$420,040
Segment net income	$20,871	$4,036	$290	$—	$25,197

Six months ended June 30, 2008
Revenues from:
External customers	$321,847	$110,090	$441	$—	$432,378
Internal customers	123	800	—	(923)	—
Total revenues	$321,970	$110,890	$441	$(923)	$432,378
Segment net income	$13,683	$5,375	$73	$—	$19,131

14.      Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Thousands of Dollars)	2009	2008	2009	2008
Net income	$3,476	$5,991	$25,197	$19,131
Other comprehensive income:
After-tax net realized losses on derivatives transactions reclassified into earnings	19	19	38	40
Other comprehensive income	19	19	38	40
Comprehensive income	$3,495	$6,010	$25,235	$19,171

15.      Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended June 30,
	2009	2008	2009	2008
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$16,744	$14,929	$1,057	$1,211
Interest cost	43,046	44,677	13,050	12,894
Expected return on plan assets	(64,909)	(68,697)	(5,993)	(8,425)
Amortization of transition obligation	—	—	3,726	3,644
Amortization of prior service cost (credit)	6,154	5,166	(711)	(544)
Amortization of net loss	3,299	3,511	4,779	3,031
Net periodic benefit cost (credit)	4,334	(414)	15,908	11,811
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(959)	1,925	973	973
Net benefit cost recognized for financial reporting	$3,375	$1,511	$16,881	$12,784

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$150	$(166)	$483	$506

	Six months ended June 30,
	2009	2008	2009	2008
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$32,730	$31,702	$2,333	$2,675
Interest cost	84,895	85,260	25,206	25,440
Expected return on plan assets	(128,269)	(137,169)	(11,388)	(15,925)
Amortization of transition obligation	—	—	7,222	7,288
Amortization of prior service cost (credit)	12,309	10,332	(1,363)	(1,088)
Amortization of net loss	6,228	6,370	9,665	5,749
Net periodic benefit cost (credit)	7,893	(3,505)	31,675	24,139
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(1,446)	4,517	1,946	1,946
Net benefit cost recognized for financial reporting	$6,447	$1,012	$33,621	$26,085

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$280	$(555)	$1,063	$1,006

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims, actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2008 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2009.

Market Risks

NSP-Wisconsin is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in its Annual Report on Form 10-K for the year ended Dec. 31, 2008.  Commodity price and interest rate risks for NSP-Wisconsin are mitigated in most jurisdictions due to cost-based rate regulation.

Continued distress in the financial markets may also impact the fair value of the debt and equity securities in pension and postretirement health care plan trusts, as well as NSP-Wisconsin’s ability to earn a return on short-term investments of excess cash.  As of June 30, 2009, there have been no material changes to market risks from that set forth in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2008.

Results of Operations

NSP-Wisconsin’s net income was $25.2 million for the first six months of 2009, compared with $19.1 million for the first six months of 2008.

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

Electric — The following tables detail the change in electric revenues and margin:

	Six Months Ended June 30,
(Millions of Dollars)	2009	2008

Electric revenues	$337	$322
Electric fuel and purchased power	(191)	(192)
Electric margin	$146	$130

The following summarizes the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2009 vs. 2008
Base rate changes, net of provision for refund	$6
Interchange agreement billing with NSP-Minnesota	3
Estimated impact of weather	2
Fuel and purchased power cost recovery	(2)
Retail sales decline (excluding weather impact)	(2)
Other	8
Total increase in electric revenues	$15

Electric Margin

(Millions of Dollars)	2009 vs. 2008
Fuel and purchased power cost recovery	$7
Base rate changes, net of provision for refund	6
Estimated impact of weather	2
Interchange agreement billing with NSP-Minnesota (net of deferrals)	(6)
Other	7
Total increase in electric margin	$16

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

Natural Gas — The following table details the change in natural gas revenues and margin:

	Six Months Ended June 30,
(Millions of Dollars)	2009	2008
Natural gas revenues	$82	$110
Cost of natural gas sold and transported	(59)	(86)
Natural gas margin	$23	$24

The following summarizes the components of the changes in natural gas revenues and margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2009 vs. 2008
Purchased natural gas adjustment clause recovery	$(26)
Estimated impact of weather	(1)
Other	(1)
Total decrease in natural gas revenues	$(28)

Natural Gas Margin

(Millions of Dollars)	2009 vs. 2008
Estimated impact of weather	$(1)
Total decrease in natural gas margin	$(1)

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — The following summarizes the components of the changes in other operating and maintenance expense for the six months ended June 30:

(Millions of Dollars)	2009 vs. 2008
Interchange agreement billing with NSP-Minnesota	$2
Higher employee benefit costs	2
Lower consulting costs	(1)
Lower insurance costs	(1)
Other	(2)
Total change in other operating and maintenance expenses	$—

Conservation Program Expenses — Conservation program expenses increased approximately $0.5 million, or 10.0 percent, for the first six months of 2009, compared with the first six months of 2008.  The increase is attributable to an expected payment related to an investment loss.

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $2.1 million, or 7.3 percent, for the first six months of 2009, compared with the first six months of 2008.  The increase was primarily due to normal system expansion.

Income Taxes — Income tax expense increased by $3.7 million for the first six months of 2009, compared with the first six months of 2008.  The increase in income tax expense was primarily due to an increase in pretax income. The effective tax rate was 37.8 percent for the first six months of 2009, compared with 37.6 percent for the same period in 2008.

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

On June 19, 2009 NSP-Wisconsin filed direct testimony and exhibits in support of its application.  NSP-Minnesota also made filings in North Dakota and Minnesota to ensure future recovery in rates of the portion of the project costs that will be billed to NSP-Minnesota through the Interchange Agreement.

On July 20, 2009 the PSCW staff and intervenors filed their direct testimony in the case.  The PSCW staff testimony is generally supportive of the project. PSCW staff reviewed the application for conformance with applicable statutory requirements and identified five reasons that make it desirable to convert the third Bay Front boiler to biomass: i) additional mercury emission controls for the third boiler are too costly to continue operating this unit as a coal baseload facility; ii) there is pending legislation regarding additional restrictions in greenhouse gas emissions; iii) there is an increasing likelihood of higher renewable energy mandates at the state or federal level; iv) the project has reasonable proximity to adequate fuel sources; and v) the project is less costly than building a new generating facility.  PSCW staff’s testimony also indicates that NSP-Wisconsin’s plans to incorporate sustainability guidelines into its biomass supply contracts should satisfy environmental concerns regarding biomass harvesting.  Lastly, PSCW staff testimony identified a few concerns related to various aspects of the project and requested additional information to supplement NSP-Wisconsin’s application.

Two intervenors, RENEW Wisconsin and Cooperative Network, filed testimony in support of the project.  RENEW Wisconsin posits that several environmental, economic and energy policy goals are achieved by approving the project.  Cooperative Network testifies that its members in northern Wisconsin are poised to fill the role of aggregating, processing and transporting biomass for use in the project.

Two intervenors, Clean Wisconsin and Wisconsin Paper Council (WPC) filed testimony in opposition to the project. Clean Wisconsin believes the ecological impacts of the project have not been adequately addressed and suggested that the PSCW require a comprehensive environmental analysis addressing their concerns before the project is approved. The WPC argues that i) NSP-Wisconsin has under-estimated the price and over-estimated the available supply of biomass fuel; ii) there is not enough biomass for both the Bay Front project and other planned and existing uses of biomass, which will damage an already struggling forest products industry in Wisconsin; iii) the price increase resulting from NSP-Wisconsin’s pressure on biomass supplies will drive up customer rates and; iv) a bio-refinery project proposed by one WPC’s members is a more efficient use of available biomass.

NSP-Wisconsin is expected to file rebuttal testimony addressing various issues raised by the PSCW staff and the intervenors. The hearing in the case is scheduled for Aug. 12, 2009.

Summary of Recent Federal Regulatory Developments

The Federal Energy Regulatory Commission has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of North American Electric Reliability Corporation (NERC) mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2008.  In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

Electric Reliability Standards Compliance

Compliance Audits

The NSP System was subject to electric reliability standards compliance audits in the first quarter of 2008.  The Midwest Reliability Organization (MRO) found the NSP System in compliance with all NERC standards audited.  In 2008, the NSP System filed self-reports with the MRO relating to failure to complete certain generation station battery tests, relay maintenance intervals and certain critical infrastructure protection standards.  Xcel Energy expects that penalties may be assessed by the MRO in conjunction with some of the self-reports.  The penalties are not expected to be material.

MRO/NERC Compliance Investigation

The electric production and transmission system of NSP-Minnesota is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System.  On Sept. 18, 2007, portions of the NSP System and transmission systems west and north of the NSP System briefly islanded from the rest of the Eastern Interconnection, as a result of a series of transmission line outages.  The initial transmission line outage appears to have occurred on the NSP System.  In March 2008, Xcel Energy received notice that the MRO was commencing a compliance investigation of the Sept. 18, 2007 event.  Because the event affected more than one region, the NERC took over the investigation.  The final outcome of the NERC compliance investigation is unknown at this time.  Given the ongoing investigation, NSP-Wisconsin is unable to determine if the outcome of this matter will result in any finding of standards violations, and if so, whether any associated penalties will have a material adverse impact on operations, cash flows or financial condition.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

Except to the extent updated or described below, NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2008, which is incorporated herein by reference.

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

One alternative available to address counterparty credit risk is to transact on liquid commodity exchanges.  The credit risk is then socialized through the exchange central clearinghouse function.  While exchanges do remove counterparty credit risk, all participants are subject to margin requirements, which creates an additional need for liquidity to post margin as exchange positions change value daily.  Additional margin requirements could impact our liquidity.

NSP-Wisconsin may at times have direct credit exposure as part of its local gas distribution company supply activity to various financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties.  NSP-Wisconsin may also have some indirect credit exposure due to participation in organized markets such as the PJM Interconnection and Midwest Independent Transmission System Operator, Inc. (MISO) in which any credit losses are socialized to all market participants.

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

Many of the federal and state climate change legislative proposals, such as ACES, use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap.  Under the proposals, the cap becomes more stringent with the passage of time.  The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year.  The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions allowances for their own operations.  Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions. The impact of legislation and regulations, including a “cap and trade” structure, on NSP-Wisconsin and its customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices.  An important factor is NSP-Wisconsin’s ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed.  We may not recover all costs related to complying with regulatory requirements imposed on NSP-Wisconsin.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the operating and maintenance costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

For further discussion see Note 6 to the consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 3, 2009.

Northern States Power Company (a Wisconsin corporation)
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer