Form 10-Q
period 2009-09-30
NORTHERN STATES POWER CO /WI/
filed 2009-11-02
CIK 72909

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Nov. 2, 2009
Common Stock, $100 par value	933,000 shares

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Operating revenues
Electric	$170,063	$173,312	$507,450	$495,159
Natural gas	11,983	18,459	94,200	128,549
Other	219	234	655	675
Total operating revenues	182,265	192,005	602,305	624,383

Operating expenses
Electric fuel and purchased power	91,582	98,322	282,609	289,749
Cost of natural gas sold and transported	6,174	12,851	64,798	98,550
Other operating and maintenance expenses	34,874	33,161	105,581	103,374
Conservation program expenses	2,541	2,542	8,136	7,627
Depreciation and amortization	15,426	14,687	46,062	43,246
Taxes (other than income taxes)	5,714	5,189	17,393	15,970
Total operating expenses	156,311	166,752	524,579	558,516

Operating income	25,954	25,253	77,726	65,867

Other income (expense), net	67	(732)	406	(58)
Allowance for funds used during construction — equity	459	248	1,122	621

Interest charges and financing costs
Interest charges — includes other financing costs of $356, $338, $1,047 and $984, respectively	6,224	6,619	18,858	18,202
Allowance for funds used during construction — debt	(209)	(219)	(556)	(824)
Total interest charges and financing costs	6,015	6,400	18,302	17,378

Income before income taxes	20,465	18,369	60,952	49,052
Income taxes	6,842	7,278	22,132	18,830
Net income	$13,623	$11,091	$38,820	$30,222

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Nine Months Ended Sept. 30,
	2009	2008

Operating activities
Net income	$38,820	$30,222
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	47,039	45,334
Deferred income taxes	2,312	3,450
Amortization of investment tax credits	(470)	(510)
Allowance for equity funds used during construction	(1,122)	(621)
Net realized and unrealized hedging and derivative transactions	1,112	(383)
Changes in operating assets and liabilities:
Accounts receivable	14,119	18,117
Accrued unbilled revenues	9,662	20,549
Inventories	12,731	(12,711)
Other current assets	3,184	4,050
Accounts payable	(9,357)	(14,928)
Net regulatory assets and liabilities	17,840	3,273
Other current liabilities	(1,342)	11,108
Change in other noncurrent assets	353	335
Change in other noncurrent liabilities	(1,803)	(630)
Net cash provided by operating activities	133,078	106,655

Investing activities
Utility capital/construction expenditures	(69,961)	(63,758)
Allowance for equity funds used during construction	1,122	621
Other investments	4,596	(28,632)
Net cash used in investing activities	(64,243)	(91,769)

Financing activities
Proceeds from notes payable to affiliate	33,400	337,600
Repayment of notes payable to affiliate	(33,400)	(396,200)
Proceeds from the issuance of long-term debt	—	196,641
Repayment of long-term debt, including reacquisition premiums	(66,844)	(58)
Capital contributions from parent	1,321	8,188
Dividends paid to parent	(25,748)	(53,216)
Net cash (used in) provided by financing activities	(91,271)	92,955

Net (decrease) increase in cash and cash equivalents	(22,436)	107,841
Cash and cash equivalents at beginning of period	31,611	751
Cash and cash equivalents at end of period	$9,175	$108,592
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(18,144)	$(10,486)
Cash paid for income taxes, net	(19,477)	(9,522)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$1,748	$1,708

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	Sept. 30, 2009	Dec. 31, 2008
Assets
Current assets
Cash and cash equivalents	$9,175	$31,611
Accounts receivable, net	42,998	56,518
Accounts receivable from affiliates	—	599
Accrued unbilled revenues	32,977	42,639
Inventories	26,745	39,476
Prepaid taxes	14,767	18,377
Deferred income taxes	6,366	3,389
Prepayments and other	7,033	10,401
Total current assets	140,061	203,010

Property, plant and equipment, net	1,038,300	1,010,683

Other assets
Regulatory assets	214,220	189,753
Other investments	4,050	4,196
Other	5,581	6,031
Total other assets	223,851	199,980
Total assets	$1,402,212	$1,413,673

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$34	$250
Notes payable to affiliates	650	650
Accounts payable	33,646	44,555
Accounts payable to affiliates	18,883	17,600
Dividends payable	8,511	8,583
Taxes accrued	9,058	7,996
Accrued interest	5,694	6,513
Derivative instruments valuation	512	1,869
Other	17,482	15,089
Total current liabilities	94,470	103,105

Deferred credits and other liabilities
Deferred income taxes	180,111	174,969
Deferred investment tax credits	9,896	10,366
Regulatory liabilities	122,727	105,298
Environmental liabilities	95,089	68,018
Pension and employee benefit obligations	39,229	40,383
Customer advances	17,563	17,624
Other	1,241	1,969
Total deferred credits and other liabilities	465,856	418,627

Commitments and contingent liabilities
Capitalization
Long-term debt	369,328	433,905
Common stockholder’s equity – authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	126,028	124,708
Retained earnings	253,915	240,770
Accumulated other comprehensive loss	(685)	(742)
Total common stockholder’s equity	472,558	458,036
Total liabilities and equity	$1,402,212	$1,413,673

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2009 and Dec. 31, 2008; the results of operations for the three and nine months ended Sept. 30, 2009 and 2008; and its cash flows for the nine months ended Sept. 30, 2009 and 2008.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after Sept. 30, 2009 up to Nov. 2, 2009, which is the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2008 balance sheet information has been derived from the audited 2008 financial statements.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2008, filed with the SEC on Feb. 27, 2009.  Due to the seasonality of electric and natural gas sales of NSP-Wisconsin, interim results are not necessarily an appropriate base from which to project annual results.

1.        Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2008, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.        Accounting Pronouncements

Recently Adopted

Business Combinations — In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance on business combinations which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008.  NSP-Wisconsin implemented the guidance on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Noncontrolling Interests — Also in December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. This new guidance was effective for fiscal years beginning on or after Dec. 15, 2008. NSP-Wisconsin implemented the guidance on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Derivatives and Hedging Disclosures — In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  The guidance amends and expands previous disclosure requirements for derivative instruments and hedging activities, including disclosures of objectives and strategies for using derivatives, gains and losses on derivative instruments, and credit-risk-related contingent features in derivative contracts.  This new guidance was effective for fiscal years and interim periods beginning after Nov. 15, 2008.  NSP-Wisconsin implemented the guidance on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.  For further discussion and the required disclosures, see Note 9 to the consolidated financial statements.

Interim Fair Value Disclosures — In April 2009, the FASB issued new guidance on interim disclosures about fair value of financial instruments which requires that disclosures regarding the fair value of financial instruments be included in interim financial statements.  This new guidance was effective for interim periods ending after June 15, 2009.  NSP-Wisconsin implemented the guidance on April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.  For further discussion and the required disclosures, see Note 10 to the consolidated financial statements.

Fair Value in Inactive Markets — Also in April 2009, the FASB issued new guidance for identifying market transactions that are not orderly and determining fair value when market trading activity has decreased significantly.  The new guidance emphasizes that even if there has been a significant decrease in the volume and level of market activity for an asset or liability, fair value still represents the exit price in an orderly transaction between market participants.  This new guidance was effective for interim and annual periods ending after June 15, 2009.  NSP-Wisconsin implemented the guidance on April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Other-Than-Temporary Impairments — Additionally in April 2009, the FASB issued new guidance on recognition and presentation of other-than-temporary impairments which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments.  This new guidance was effective for interim and annual periods ending after June 15, 2009.  NSP-Wisconsin implemented the guidance on April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Subsequent Events — In May 2009, the FASB issued new guidance on subsequent events which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued.  The guidance is consistent with the auditing literature historically used for accounting and disclosure of subsequent events, however, it requires an entity to disclose the date through which subsequent events have been evaluated.  This new guidance was effective for interim and annual periods ending after June 15, 2009.  NSP-Wisconsin implemented the guidance on April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Accounting Standards Codification — In June 2009, the FASB issued Topic 105 — Generally Accepted Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Accounting Standards Update (ASU) No. 2009-01), which updates the FASB Accounting Standards Codification (ASC or Codification) to state that the Codification is to be the single source of authoritative GAAP, other than the guidance put forth by the SEC.  All other accounting literature not included in the Codification is to be considered non-authoritative.  The updates to the Codification contained in ASU No. 2009-01 were effective for interim and annual periods ending after Sept. 15, 2009.  NSP-Wisconsin implemented the guidance set forth by ASU No. 2009-01, recognizing the Codification as the single source of authoritative GAAP, other than the guidance put forth by the SEC, on July 1, 2009. The implementation did not have a material impact on NSP-Wisconsin’s consolidated financial statements.

Recently Issued

Postretirement Benefit Plans — In December 2008, the FASB issued new guidance on employers’ disclosures about postretirement benefit plan assets.  The guidance will amend and expand previous disclosure requirements for plan assets of a defined benefit pension or other postretirement plan to include investment policies and strategies, major categories of plan assets, information regarding fair value measurements, and significant concentrations of credit risk.  This new guidance is effective for disclosures for fiscal years ending after Dec. 15, 2009.  NSP-Wisconsin does not expect the implementation of the guidance to have a material impact on its consolidated financial statements.

Consolidation of Variable Interest Entities — In June 2009, the FASB issued new guidance on consolidation of variable interest entities. The guidance will significantly affect various elements of consolidation under existing accounting standards, including the determination of whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary.  This new guidance is effective for fiscal years beginning after Nov. 15, 2009.  NSP-Wisconsin is currently evaluating the impact of this guidance on its consolidated financial statements.

Fair Value of Liabilities — In August 2009, the FASB issued Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (ASU No. 2009-05), which will update the Codification with clarifications for measuring the fair value of liabilities.  The liability-specific guidance includes clarifications and guidelines for using, when available, the most observable prices in active markets for identical liabilities or similar liabilities, or the prices of identical liabilities or similar liabilities traded as assets, rather than more complex and less observable valuation techniques and inputs such as those used in a present value model.  The updates to the Codification contained in ASU No. 2009-05 are effective for interim and annual periods beginning after its August, 2009 issuance.  NSP-Wisconsin does not expect the implementation of these changes in the Codification to have a material impact on its consolidated financial statements.

3.        Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2009	Dec. 31, 2008
Accounts receivable, net
Accounts receivable	$47,589	$61,176
Less allowance for bad debts	(4,591)	(4,658)
	$42,998	$56,518
Inventories
Materials and supplies	$4,900	$4,592
Fuel	11,502	13,156
Natural gas	10,343	21,728
	$26,745	$39,476
Property, plant and equipment, net
Electric plant	$1,475,385	$1,434,233
Natural gas plant	185,053	172,131
Common and other property	112,360	111,133
Construction work in progress	39,892	30,494
Total property, plant and equipment	1,812,690	1,747,991
Less accumulated depreciation	(774,390)	(737,308)
	$1,038,300	$1,010,683

4.        Income Taxes

NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated income tax returns.

Federal Audit — In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009.  The IRS commenced an examination of tax years 2006 and 2007 in the third quarter of 2008, and this audit is expected to be completed in the first quarter of 2010.  As of Sept. 30, 2009, the IRS had not proposed any material adjustments to tax years 2006 and 2007.

State Audits — As of Sept. 30, 2009, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2004. There currently are no state income tax audits in progress.

Unrecognized Tax Benefits — The amount of unrecognized tax benefits was $2.0 million and $1.5 million on Sept. 30, 2009 and Dec. 31, 2008, respectively.  The tax benefits associated with net operating loss (NOL) and tax credit carryovers were not material as of Sept. 30, 2009 and Dec. 31, 2008.

The unrecognized tax benefit balance included $0.3 million and $0.2 million of tax positions on Sept. 30, 2009 and Dec. 31, 2008, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $1.7 million and $1.3 million of tax positions on Sept. 30, 2009 and Dec. 31, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $0.3 million from June 30, 2009 to Sept. 30, 2009, was due to the addition of similar uncertain tax positions related to ongoing activity.  NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and when state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefits could decrease up to approximately $1 million.

The amount of interest expense related to unrecognized tax benefits reported within interest charges in the third quarter of 2009 and 2008 was not material.  The liability for interest related to unrecognized tax benefits was $0.2 million and $0.1 million on Sept. 30, 2009 and Dec. 31, 2008, respectively.

No amounts were accrued for penalties as of Sept. 30, 2009 or Dec. 31, 2008.

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

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

Base Rate

2008 Electric Rate Case — Nuclear Decommissioning Expenses — In January 2008, the PSCW issued the final order in NSP-Wisconsin’s 2008 test year rate case.  The PSCW’s final order included recovery of $8.7 million of annual nuclear decommissioning expenses, subject to refund, in anticipation of potential decreases in NSP-Minnesota’s decommissioning expenses.  NSP-Wisconsin and NSP-Minnesota share all NSP System generation and transmission costs, including nuclear decommissioning costs, by means of a Federal Energy Regulatory Commission (FERC)-approved tariff commonly referred to as the Interchange Agreement.

In June 2009, the MPUC issued the final order in its review of NSP-Minnesota’s 2009 nuclear plant decommissioning accrual, and as a result of that order, the Wisconsin retail jurisdiction’s share of annual nuclear decommissioning expenses decreased to approximately $1.4 million, effective January 2009.  In accordance with the PSCW’s final order, NSP-Wisconsin has established a refund liability of $5.5 million through September 2009.

The MPUC order also directed NSP-Minnesota to proceed with a filing to propose a method to return to customers their contributions made to the external escrow decommissioning fund for the Monticello nuclear plant.  Once that plan is approved, NSP-Wisconsin will determine what steps are necessary to initiate a refund for its customers’ proportionate share of these funds.  NSP-Wisconsin’s share of these funds is approximately $5.8 million as of Sept. 30, 2009.

2010 Electric and Natural Gas Rate Case — In June 2009, NSP-Wisconsin filed an electric and gas rate case in Wisconsin seeking an increase in retail electric rates of $30.4 million, or 5.7 percent, and proposed no change in natural gas rates.  The request is based on a return on equity (ROE) of 10.75 percent, an equity ratio of 53.12 percent, an electric rate base of $644 million, a gas rate base of $81 million and a 2010 forecasted test year.  The request is comprised of a traditional base rate increase of $45.1 million offset by projected fuel decreases of $14.7 million.

On Oct. 21, 2009, PSCW staff and intervenors filed testimony.  The PSCW staff recommended an increase of $14.5 million for 2010 based on a 10.75 percent ROE and a 51.63 percent equity ratio.  The PSCW staff has proposed to apply the 2009 fuel over recovery discussed in 2009 Electric Fuel Cost Recovery below against the increase such that there would be no change in rates for 2010.  A summary of the proposed adjustments is listed below:

Millions of Dollars	Request	PSCW Adjusted Request
Base non-fuel	$45.1	$36.8
Fuel	(14.7)	(15.8)
Prairie Island decommissioning	—	(6.5)
Rate increase	$30.4	$14.5

The base non-fuel adjustments include: (1) an adjustment to the equity ratio from 53.12 percent to 51.63 percent on a regulatory basis; (2) a reduction to the rate base to account for appropriated retained earnings associated with certain hydro licenses; (3) reduced interchange agreement fixed charge billings and (4) a disallowance of certain employee compensation expenses.  In addition, the PSCW staff adjustments to the proposed increase include a $6.5 million reduction for Prairie Island nuclear plant decommissioning expense as a result of the 10-year life extension approved by the MPUC.

The Wisconsin Industrial Energy Group (WIEG) filed direct testimony objecting to NSP-Wisconsin’s class cost of service study and proposed rate design and recommended changes that would benefit its members.

A decision is expected by the end of 2009 with new rates in effect in January 2010.  The procedural schedule is as follows:

•                  NSP-Wisconsin rebuttal testimony on Nov. 6, 2009;

•                  Surrebuttal testimony on Nov. 10, 2009; and

•                  Technical and public hearing on Nov. 11, 2009.

Other

2009 Electric Fuel Cost Recovery — NSP-Wisconsin’s fuel and purchased power costs for February 2009 were lower than authorized and outside the variance ranges for monitored fuel costs established by the PSCW.  In April 2009, the PSCW opened a proceeding to determine if a rate reduction, or fuel credit factor, should be ordered.  The PSCW set NSP-Wisconsin’s electric rates subject to refund with interest at 10.75 percent, pending a full review of 2009 fuel costs.

NSP-Wisconsin’s actual fuel costs through September 2009 were approximately $19.1 million less than authorized, primarily due to lower load and lower market prices for fuel and purchased power.  As noted above, the PSCW staff recommended that a portion of this amount be used to offset the 2010 rate increase. The PSCW has not yet completed its review of NSP-Wisconsin’s 2009 fuel costs.  However, based on actual fuel costs to date, NSP-Wisconsin has established a liability of $13.3 million for such amounts subject to refund collected through Sept. 30, 2009.

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

Site Remediation — NSP-Wisconsin must pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin or other parties have caused environmental contamination. Environmental contingencies could arise from various situations including sites of former manufactured gas plants (MGPs) operated by NSP-Wisconsin, its predecessors, or other entities; and third party sites, such as landfills, to which NSP-Wisconsin is alleged to be a PRP that sent hazardous materials and wastes.  At Sept. 30, 2009, the liability for the cost of remediating these sites was estimated to be $100.8 million, of which $5.7 million was considered to be a current liability.

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

In 2008, NSP-Wisconsin spent $0.8 million in the development of the work plan, the operation of the existing interim response action and other matters related to the site.  In December 2008, the EPA approved the final feasibility study submitted by NSP-Wisconsin.  The final feasibility study sets forth a range of remedial options under consideration by the EPA for the site but does not select a remedy.  In 2009, the EPA issued its proposed remedial action plan (PRAP).  It is expected that the EPA will select a remedial action plan sometime in late 2009.  The estimated remediation costs for the cleanup proposed by the EPA in the PRAP range between $94.4 million and $112.8 million.

In July 2009, NSP-Wisconsin advised the EPA and the Wisconsin Department of Natural Resources (WDNR) that it would not implement the hybrid “dry dredging” alternative proposed in the PRAP.  NSP-Wisconsin stated that the EPA’s hybrid alternative is 1) unsafe, 2) would cost at least $37 million more than conventional, wet dredging, and 3) would provide no environmental benefits over conventional dredging.

In addition to potential liability for remediation, NSP-Wisconsin may also have liability for natural resource damages at the Ashland site.  NSP-Wisconsin has recorded an estimate of its potential liability based upon its best estimate of potential exposure.

NSP-Wisconsin’s liability for the actual cost of remediating the Ashland site and the time frame over which the amounts may be paid out are not determinable, until the EPA and the WDNR select a remediation strategy for the entire site and determine NSP-Wisconsin’s level of responsibility.  NSP-Wisconsin continues to work with the WDNR to access state and federal funds to apply to the ultimate remediation cost of the entire site.  NSP-Wisconsin has recorded a liability of $97.5 million based upon the minimum of the range of remediation costs established by the PRAP, together with estimated outside legal, consultant and remedial design costs. NSP-Wisconsin has deferred, as a regulatory asset, the costs accrued for the Ashland site based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site and has authorized recovery of similar remediation costs for other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin biennial retail rate case process.

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

Clean Air Interstate Rule (CAIR) — In March 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions.  The objective of CAIR was to cap emissions of SO2 and NOx in the eastern United States, including Wisconsin. In July 2008, the D.C. Circuit Court of Appeals vacated CAIR and remanded the rule to EPA.  On Dec. 23, 2008, the court reinstated CAIR while the EPA develops new regulations in accordance with the court’s July opinion.  The EPA has indicated that a CAIR replacement rule will be proposed in early 2010 with finalization planned for early 2011.

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

For 2009, the estimated NOx allowance costs for NSP-Wisconsin are $0.3 million.  Allowance cost estimates for NSP-Wisconsin are based on fuel quality and current market data.  NSP-Wisconsin believes the cost of any required capital investment or allowance purchases will be recoverable from customers in rates.

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  In February 2008, the D. C. Circuit Court of Appeals vacated CAMR, which impacts federal CAMR requirements but not necessarily state-only rules.  The EPA is in the process of developing a Maximum Achievable Control Technology (MACT) rule to replace CAMR.  The EPA is expected to propose the new MACT rule for electric generating units in 2010.

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

In late March 2009, Newpage Wisconsin System Inc. commenced a lawsuit in state court in Wood County, Wis.  The allegations are substantially similar to Arandell and name several defendants, including Xcel Energy, e prime and NSP-Wisconsin.  In September

2009, Plaintiffs moved to consolidate the Newpage and Arandell matters. Defendants have filed motions to dismiss and, as with Arandell, Xcel Energy, e prime and NSP-Wisconsin believe the allegations asserted against them are without merit and they intend to vigorously defend against the asserted claims.

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of NSP-Wisconsin, to force reductions in CO2 emissions. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. In June 2007, the Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the CAA. In July 2007, in response to the request of the Court of Appeals, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal. On Sept. 21, 2009, the Court of Appeals issued an opinion reversing the lower court decision.  Xcel Energy intends to file a petition for rehearing or rehearing en banc on or before Nov. 5, 2009.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy, the parent company of NSP-Wisconsin, received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds. In September 2007, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were presented to the Court of Appeals on Aug. 6, 2008.  Pursuant to the court’s order of Sept. 26, 2008, re-argument was held on Nov. 3, 2008.  On Oct. 16, 2009, the U.S. Court of Appeals for the Fifth Circuit reversed the district court decision, in part, concluding that the plaintiffs pleaded sufficient facts to overcome the constitutional challenges that formed the basis for dismissal by the district court.  It is anticipated that Xcel Energy will file a petition for rehearing or rehearing en banc.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of NSP-Wisconsin, and 23 other utilities, oil, gas and coal companies.  The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million.  Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other.  Xcel Energy was not named in the civil conspiracy claim.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008. On Oct. 15, 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  It is unknown whether plaintiffs intend to appeal this decision.

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

On Aug. 25, 2009, the Minnesota Court of Appeals affirmed the district court decision.  NSP-Wisconsin subsequently filed a petition for review of this decision with the Minnesota Supreme Court. It is uncertain when the Minnesota Supreme Court will rule on whether to grant review pursuant to the petition.

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

Clearwater Investments Inc., an NSP-Wisconsin subsidiary, also had notes payable outstanding as of Sept. 30, 2009 and Dec. 31, 2008, to Xcel Energy, in the amount of $0.7 million.  The weighted average interest rates at Sept. 30, 2009 and Dec. 31, 2008, were 0.48 percent and 3.34 percent, respectively.

8.        Long-Term Borrowings and Other Financing Instruments

On March 1, 2009, NSP-Wisconsin redeemed its 7.375 percent $65.0 million first mortgage bonds due Dec. 1, 2026.  In addition to repayment of all principal amounts, NSP-Wisconsin paid accrued interest and a redemption premium totaling approximately $3.0 million.

9.        Derivative Instruments

Effective Jan. 1, 2009, NSP-Wisconsin adopted new guidance on disclosures about derivative instruments and hedging activities contained in ASC 815 Derivatives and Hedging, which requires additional disclosures regarding why an entity uses derivative instruments, the volume of an entity’s derivative activities, the fair value amounts recorded to the consolidated balance sheet for derivatives, the gains and losses on derivative instruments included in the consolidated statement of income or deferred, and information regarding certain credit-risk-related contingent features in derivative contracts.

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

At Sept. 30, 2009, accumulated other comprehensive income related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.  An immaterial amount of accumulated other comprehensive losses related to interest rate derivatives were reclassified into earnings during the three and nine months ended Sept. 30, 2009.

Commodity Derivatives — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy and gas for resale.

At Sept. 30, 2009, NSP-Wisconsin had no commodity derivative contracts designated as cash flow hedges.  However, as of Sept. 30, 2009, NPS-Wisconsin has entered into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging instruments.  Changes in the fair value of these commodity derivative instruments are deferred as a regulatory asset or liability based on the commission approved regulatory recovery mechanisms.

During the three and nine months ended Sept. 30, 2009, changes in the fair value of natural gas commodity derivatives resulted in net gains of $0.4 and $0.1 million, respectively, recognized as regulatory assets and liabilities.  Natural gas commodity derivatives settlement losses of $4.3 million were incurred during the nine months ended Sept. 30, 2009, subject to purchased natural gas cost recovery mechanisms, which reclassify derivative settlement gains and losses out of income as regulatory assets and liabilities, as appropriate.  There were no material settlement losses or gains on commodity derivatives for the three months ended Sept. 30, 2009.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2009, and as such, had no gains or losses from fair value hedges or related hedged transactions for the period.

The following table shows the commodity derivatives recorded to derivative instruments valuation in the consolidated balance sheets:

	Sept. 30, 2009		Dec. 31, 2008
	Derivative	Derivative	Derivative	Derivative
	Instruments	Instruments	Instruments	Instruments
	Valuation -	Valuation -	Valuation -	Valuation -
(Thousands of Dollars)	Assets(a)	Liabilities	Assets(a)	Liabilities
Commodity derivatives	$983	$512	$2	$1,869

(a) Amounts included in prepayments and other in the consolidated balance sheets.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following tables:

	Three Months Ended Sept. 30,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive loss related to cash flow hedges at July 1	$(704)	$(780)
After-tax net realized losses on derivative transactions reclassified into earnings	19	19
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(685)	$(761)

	Nine Months Ended Sept. 30,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(742)	$(820)
After-tax net realized losses on derivative transactions reclassified into earnings	57	59
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(685)	$(761)

At Sept. 30, 2009, commodity derivatives recorded to derivative instruments valuation included derivative contracts with gross notional amounts of approximately 2,827,000 MMBtu of natural gas. These amounts reflect the gross notional amounts of futures and forwards and are not reflective of net positions in the underlying commodities.  Notional amounts for options are also included on a gross basis, but are weighted for the probability of exercise.

Credit Related Contingent Features — Contract provisions of the derivative instruments that NSP-Wisconsin enters into may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Wisconsin is unable to maintain its credit rating.  At Sept. 30, 2009, if the credit rating of NSP-Wisconsin were downgraded below investment grade, no contracts underlying NSP-Wisconsin’s derivative liabilities would require the posting of collateral or contract settlement upon the downgrade.

Certain of NSP-Wisconsin’s derivative instruments are subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Wisconsin’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  As of Sept. 30, 2009, NSP-Wisconsin had no collateral posted related to adequate assurance clauses in derivative contracts.

10.     Financial Instruments

The estimated fair values of NSP-Wisconsin’s recorded financial instruments are as follows:

	Sept. 30, 2009		Dec. 31, 2008
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$134	$134	$160	$160
Long-term debt, including current portion	369,362	417,334	434,155	438,050

The fair value of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts.  The fair value of NSP-Wisconsin’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.

The fair value estimates presented are based on information available to management as of Sept. 30, 2009 and Dec. 31, 2008.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair values may differ significantly.

NSP-Wisconsin provides a guarantee for payment or performance under a specified agreement.  As a result, NSP-Wisconsin’s exposure under the guarantee is based upon the net liability under the specified agreement.  The guarantee issued by NSP-Wisconsin limits the exposure of NSP-Wisconsin to a maximum amount stated in the guarantee.  The guarantee requires no liability to be recorded, contains no recourse provisions and requires no collateral.  On Sept. 30, 2009, NSP-Wisconsin had issued guarantees of up to $1.0 million with $0.4 million of known exposure under these guarantees.  On Dec. 31, 2008, NSP-Wisconsin had issued guarantees of up to $1.0 million with $0.3 million of known exposure under these guarantees.

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At Sept. 30, 2009 and Dec. 31, 2008, there were no letters of credit outstanding.

11.     Fair Value Measurements

Effective Jan. 1, 2008, NSP-Wisconsin adopted new guidance for recurring fair value measurements contained in ASC 820 Fair Value Measurements and Disclosures which provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value was established by this guidance. The three levels in the hierarchy and examples of each level are as follows:

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

The following tables present, for each of these hierarchy levels, NSP-Wisconsin’s assets and liabilities that are measured at fair value on a recurring basis:

	Sept. 30, 2009
				Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting (b)	Net Balance
Commodity derivative assets(a)	$—	$930	$—	$53	$983
Commodity derivative liabilities	—	459	—	53	512

	Dec. 31, 2008
				Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting (b)	Net Balance
Commodity derivative assets(a)	$—	$2	$—	$—	$2
Commodity derivative liabilities	600	1,269	—	—	1,869

(a)	Amounts included in prepayments and other in the consolidated balance sheets.

(b)

ASC 815 Derivatives and Hedging permits the netting of receivables and payables for derivatives and related collateral amounts when a legally enforceable master netting agreement exists between NSP-Wisconsin and a counterparty. A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

12.      Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2009	2008	2009	2008
Interest income (expense)	$260	$(741)	$791	$(11)
Other nonoperating income	18	88	63	144
Insurance policy expenses	(211)	(79)	(448)	(191)
Other income (expense), net	$67	$(732)	$406	$(58)

13.      Segment Information

NSP-Wisconsin has two reportable segments, regulated electric and regulated natural gas.

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended Sept. 30, 2009
Revenues from:
External customers	$170,063	$11,983	$219	$—	$182,265
Internal customers	25	224	—	(249)	—
Total revenues	$170,088	$12,207	$219	$(249)	$182,265
Segment net income (loss)	$13,379	$(1,437)	$1,681	$—	$13,623

Three Months Ended Sept. 30, 2008
Revenues from:
External customers	$173,312	$18,459	$234	$—	$192,005
Internal customers	24	606	—	(630)	—
Total revenues	$173,336	$19,065	$234	$(630)	$192,005
Segment net income (loss)	$12,754	$(1,497)	$(166)	$—	$11,091

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Nine Months Ended Sept. 30, 2009
Revenues from:
External customers	$507,450	$94,200	$655	$—	$602,305
Internal customers	105	983	—	(1,088)	—
Total revenues	$507,555	$95,183	$655	$(1,088)	$602,305
Segment net income	$34,250	$2,599	$1,971	$—	$38,820

Nine Months Ended Sept. 30, 2008
Revenues from:
External customers	$495,159	$128,549	$675	$—	$624,383
Internal customers	147	1,406	—	(1,553)	—
Total revenues	$495,306	$129,955	$675	$(1,553)	$624,383
Segment net income (loss)	$26,436	$3,879	$(93)	$—	$30,222

14.      Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2009	2008	2009	2008
Net income	$13,623	$11,091	$38,820	$30,222
Other comprehensive income:
After-tax net realized losses on derivatives transactions reclassified into earnings	19	19	57	59
Other comprehensive income	19	19	57	59
Comprehensive income	$13,642	$11,110	$38,877	$30,281

15.      Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30,
	2009	2008	2009	2008
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy Inc.
Service cost	$16,365	$15,851	$1,166	$1,338
Interest cost	42,448	42,630	12,603	12,720
Expected return on plan assets	(64,135)	(68,584)	(5,694)	(7,963)
Amortization of transition obligation	—	—	3,611	3,644
Amortization of prior service cost (credit)	6,155	5,166	(681)	(544)
Amortization of net loss	3,114	3,185	4,832	2,875
Net periodic benefit cost (credit)	3,947	(1,752)	15,837	12,070
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(723)	2,258	972	972
Net benefit cost recognized for financial reporting	$3,224	$506	$16,809	$13,042

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$140	$(277)	$532	$502

	Nine Months Ended Sept. 30,
	2009	2008	2009	2008
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy Inc.
Service cost	$49,095	$47,553	$3,499	$4,013
Interest cost	127,343	127,890	37,809	38,160
Expected return on plan assets	(192,404)	(205,753)	(17,082)	(23,888)
Amortization of transition obligation	—	—	10,833	10,932
Amortization of prior service cost (credit)	18,464	15,498	(2,044)	(1,632)
Amortization of net loss	9,342	9,555	14,497	8,624
Net periodic benefit cost (credit)	11,840	(5,257)	47,512	36,209
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(2,169)	6,775	2,918	2,918
Net benefit cost recognized for financial reporting	$9,671	$1,518	$50,430	$39,127

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$420	$(832)	$1,595	$1,508

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; environmental laws and regulations; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2008, and Item 1A and Exhibit 99.01 to this report on Form 10-Q for the quarter ended Sept. 30, 2009.

Market Risks

NSP-Wisconsin is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in its Annual Report on Form 10-K for the year ended Dec. 31, 2008.  Commodity price and interest rate risks for NSP-Wisconsin are mitigated in most jurisdictions due to cost-based rate regulation.

Continued distress in the financial markets may also impact the fair value of the debt and equity securities in pension and postretirement health care plan trusts, as well as NSP-Wisconsin’s ability to earn a return on short-term investments of excess cash.  As of Sept. 30, 2009, there have been no material changes to market risks from that set forth in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2008.

Results of Operations

NSP-Wisconsin’s net income was $38.8 million for the first nine months of 2009, compared with $30.2 million for the first nine months of 2008.

Electric Revenues and Margin

Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power.  The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, dramatic changes in costs or periods of extreme temperatures can impact earnings.

Electric — The following tables detail the change in electric revenues and margin:

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2009	2008
Electric revenues	$507	$495
Electric fuel and purchased power	(283)	(290)
Electric margin	$224	$205

The following summarizes the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2009 vs. 2008
Retail rate increases, net of provision for refund	$15
Interchange agreement billing with NSP-Minnesota	5
Estimated impact of weather	1
Retail sales decline (excluding weather impact)	(3)
Fuel and purchased power recovery	(9)
Other, net	3
Total increase in electric revenue	$12

Electric Margin

(Millions of Dollars)	2009 vs. 2008
Retail rate increases, net of provision for refund	$15
Fuel and purchased power cost recovery	10
Estimated impact of weather	1
Interchange agreement billing with NSP-Minnesota (net of deferrals)	(8)
Retail sales decline (excluding weather impact)	(3)
Other, net	4
Total increase in electric margin	$19

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

Natural Gas — The following table details the change in natural gas revenues and margin:

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2009	2008
Natural gas revenues	$94	$129
Cost of natural gas sold and transported	(65)	(99)
Natural gas margin	$29	$30

The following summarizes the components of the changes in natural gas revenues and margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2009 vs. 2008
Purchased natural gas adjustment clause recovery	$(33)
Estimated impact of weather	(1)
Other, net	(1)
Total decrease in natural gas revenues	$(35)

Natural Gas Margin

(Millions of Dollars)	2009 vs. 2008
Estimated impact of weather	$(1)
Total decrease in natural gas margin	$(1)

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first nine months of 2009 increased $2.2 million, or 2.1 percent, compared with 2008.  The following summarizes the components of the changes in other operating and maintenance expense for the nine months ended Sept. 30:

(Millions of Dollars)	2009 vs. 2008
Higher employee benefit costs	$3
Lower consulting costs	(1)
Total increase in other operating and maintenance expenses	$2

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $2.8 million, or 6.5 percent, for the first nine months of 2009, compared with the first nine months of 2008.  The increase was primarily due to normal system expansion.

Income Taxes — Income tax expense increased by $3.3 million for the first nine months of 2009, compared with the first nine months of 2008.  The increase in income tax expense was primarily due to an increase in pretax income. The effective tax rate was 36.3 percent for the first nine months of 2009, compared with 38.4 percent for the same period in 2008. The lower effective tax rate for the first nine months of 2009 was primarily due to a lower forecasted annual effective tax rate for 2009 resulting largely from a lower level of state tax expense.

Factors Affecting Results of Continuing Operations

Public Utility Regulation

Bay Front Biomass Gasification — In February 2009, NSP-Wisconsin filed an application with the PSCW for a certificate of authority (CA) to install biomass gasification technology at the Bay Front Power Plant in Ashland, Wis.  Currently, two of the three boilers at Bay Front use biomass as their primary fuel to generate electricity. The proposed project will convert the third boiler to biomass gasification technology allowing the plant to use 100 percent biomass in all three boilers. The project, estimated to cost $58 million, will require additional biomass receiving and handling facilities at the plant, an external gasifier, minor modifications to the plant’s remaining coal-fired boiler and an enhanced air quality control system. The total generation output of the plant is not expected to change significantly as a result of the project.  However, the project will improve the environmental performance of the plant and contribute towards state RES in the region.  Following all state regulatory approvals, engineering and design work is expected to begin in 2010, and the unit could be operational by late 2012.  Intervenors have filed testimony both supporting and opposing the project. The request is pending a decision by the PSCW.

NSP-Minnesota also made filings in North Dakota and Minnesota to help ensure future rate recovery of the portion of the project costs that will be billed to NSP-Minnesota through the Interchange Agreement.  Decisions on those filings are currently pending regulatory action before the NDPSC and the MPUC respectively.

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

Electric Reliability Standards Compliance

Compliance Audits

The electric production and transmission system of NSP-Minnesota is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System.  The NSP System was subject to an electric reliability standards compliance audit in the first quarter of 2008.  The Midwest Reliability Organization (MRO) found the NSP System in compliance with all NERC standards audited.  In 2008, the NSP System filed self-reports with the MRO relating to failure to complete certain generation station battery tests, relay maintenance intervals and certain critical infrastructure protection standards.  In August and September of 2009, the NSP System reached agreement with the MRO that would resolve all open audit findings and self reports by payment of a non-material penalty.  Xcel Energy is in the process of developing a definitive settlement agreement.  The settlement agreement will be subject to NERC and FERC approval.

MRO/NERC Compliance Investigation

On Sept. 18, 2007, portions of the NSP System and transmission systems west and north of the NSP System briefly islanded from the rest of the Eastern Interconnection, as a result of a series of transmission line outages.  The initial transmission line outage appears to have occurred on the NSP System.  In March 2008, Xcel Energy received notice that the MRO was commencing a compliance investigation of the September 2007 event.  Because the event affected more than one region, the NERC took over the investigation.  The final outcome of the NERC compliance investigation is unknown at this time.  Given the ongoing investigation, NSP-Wisconsin is unable to determine if the outcome of this matter will result in any finding of standards violations, and if so, whether any associated penalties will have a material adverse impact on operations, cash flows or financial condition.

MISO Generation Interconnection Cost Allocation Tariff — In July 2009, MISO and its transmission owners (including NSP-Minnesota and NSP-Wisconsin) filed to change the cost allocation procedures in the MISO tariff associated with interconnection of new generation.  The current rule requires the interconnecting generator to fund 50 percent of the network upgrades associated with the interconnection, with 50 percent funded by the affected transmission owners.  The proposed change would require the interconnecting generator to fund 90 percent of the costs on an interim basis until MISO and its stakeholders can develop a replacement tariff in 2010.  Approximately 40 parties, including Xcel Energy, filed interventions or protests with extensive objections filed by several wind generation developers.  Xcel Energy urged the FERC to require MISO and its stakeholders to develop and file a replacement tariff by April 1, 2010, so the tariff could be in effect by July 2010.  Xcel Energy indicated uncertainly regarding cost allocation and cost recovery could affect pending transmission projects.  The tariff change is pending FERC action.

FERC Audit of Wholesale FCA — In October 2009, the FERC notified NSP-Minnesota and NSP-Wisconsin that the FERC audit division began an audit of compliance with the FERC’s accounting and reporting regulations related to the calculation of the NSP-Minnesota and NSP-Wisconsin wholesale FCA for the period commencing Jan. 1, 2008.  The audit is a periodic financial audit and does not imply any non-compliance has occurred.

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

We may be subject to litigation, legislative and regulatory responses to climate change, with which compliance could be difficult and costly.

Legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk.  Increased public awareness and concern may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs.  Numerous states have announced or adopted programs to stabilize and reduce GHG and federal legislation has been introduced in both houses of Congress.  Likewise, the EPA has drafted regulations pursuant to which GHGs from certain stationary sources would be regulated under the Clean Air Act by March 2010.  NSP-Wisconsin electric generating facilities are likely to be subject to regulation under climate change laws introduced at either the state or federal level within the next few years. Xcel Energy, the parent company of NSP-Wisconsin, is also currently a party to climate change lawsuits and may be subject to additional climate change lawsuits, including lawsuits similar to those described in the Note 6, Commitments and Contingent Liabilities, in our Notes to our Consolidated Financial Statements.  While Xcel Energy believes such lawsuits are without merit, an adverse outcome in any of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties or damages.   Defense costs associated with such litigation can also be significant.  Such payments or expenditures could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

Many of the federal and state climate change legislative proposals, such as ACES, use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap.  Under the proposals, the cap becomes more stringent with the passage of time.  The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year.  The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions allowances for their own operations.  Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions. The impact of legislation and regulations, including a “cap and trade” structure, on NSP-Wisconsin and its customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices.  Another important factor is NSP-Wisconsin’s ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed.  We may not recover all costs related to complying with regulatory requirements imposed on NSP-Wisconsin.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the operating and maintenance costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

For further discussion see Note 6 to the consolidated financial statements.

Item 6. EXHIBITS

*Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
3.02*	By-Laws as amended Dec. 6, 2001 and June 3, 2008 (Exhibit 3.02 to Form 10Q (file no. 001-03140) Aug. 4, 2008).
31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Nov. 2, 2009.

Northern States Power Company (a Wisconsin corporation)

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer