Form 10-K
period 2009-12-31
NORTHERN STATES POWER CO /WI/
filed 2010-03-01
CIK 72909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

As of March 1, 2010, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Xcel Energy Inc.’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

Northern States Power Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

This Form 10-K is filed by Northern States Power Co., a Wisconsin corporation (NSP-Wisconsin).  NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the U. S. Securities and Exchange Commission (SEC).  This report should be read in its entirety.

PART I

Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Subsidiaries and Affiliates (current and former)
NCE	New Century Energies, Inc.
NRG	NRG Energy, Inc., a Delaware corporation and independent power producer
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado, a Colorado corporation
SPS	Southwestern Public Service Company, a New Mexico corporation
utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo, SPS
Xcel Energy	Xcel Energy Inc., a Minnesota corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC

Federal Energy Regulatory Commission. The U. S. agency that regulates the rates and services for transportation of electricity and natural gas; the sale of wholesale electricity, in interstate commerce, including the sale of electricity at market-based rates; hydroelectric generation licensing; and accounting requirements for utility holding companies, service companies and public utilities.

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

NDPSC	North Dakota Public Service Commission. The state agency that regulates the retail rates, services and other aspects of NSP-Minnesota’s operations in North Dakota.
NERC

North American Electric Reliability Corporation. A self-regulatory organization, subject to oversight by the U. S. FERC and government authorities in Canada, to develop and enforce reliability standards.

NRC	Nuclear Regulatory Commission. The federal agency that regulates the operation of nuclear power plants.
PSCW	Public Service Commission of Wisconsin. The state agency that regulates the retail rates, services, securities issuances and other aspects of NSP-Wisconsin’s operations in Wisconsin.
WDNR	Wisconsin Department of Natural Resources
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management. Energy conservation, weatherization and other programs to conserve or manage energy use by customers.
FCA

Fuel clause adjustment. A clause included in electric rate schedules that provides for monthly rate adjustments to reflect the actual cost of electric fuel and purchased energy compared to a prior forecast. The difference between the electric costs collected through the FCA rates and the actual costs incurred in a month are collected or refunded in a subsequent period.

RES	Renewable energy standards

Other Terms and Abbreviations
ACES	American Clean Energy and Security Act
AEP	American Electric Power

AFUDC

Allowance for funds used during construction. Defined in regulatory accounts as non-cash accounting convention that represents the estimated composite interest costs of debt and a return on equity funds used to finance construction. The allowance is capitalized in property accounts and included in income.

ALJ	Administrative law judge. A judge presiding over regulatory proceedings.
ARC	Aggregator of Retail Customers
ARO	Asset retirement obligation. Obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.
ASC	FASB Accounting Standards Codification
ASM	Ancillary Services Market
BACT	Best Available Control Technology
CO2	Carbon dioxide
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CapX 2020	An alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort.
CIP	Conservation improvement program
Codification	FASB Accounting Standards Codification
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

GHG	Greenhouse gas
LNG	Liquefied natural gas. Natural gas that has been converted to a liquid.
MACT	Maximum Achievable Control Technology
mark-to-market	The process whereby an asset or liability is recognized at fair value.
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investor Services Inc.
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

NOx	Nitrogen oxide
nonutility	All items of revenue, expense and investment not associated, either by direct assignment or by allocation, with providing service to the utility customer.
PJM	Pennsylvania-New Jersey-Maryland Interconnection
OCI	Other comprehensive income
rate base	The investor-owned plant facilities for generation, transmission and distribution and other assets used in supplying utility service to the consumer.

REC	Renewable energy credit
RECB	Regional Expansion Criteria Benefits
RFP	Request for Proposal
ROE	Return on equity
RPS	Renewable Portfolio Standard, a regulation that requires the increased production of energy from renewable energy sources, such as wind, solar, biomass, and geothermal.
RTO

Regional Transmission Organization. An independent entity, which is established to have “functional control” over utilities’ electric transmission systems, in order to provide non-discriminatory access to transmission of electricity.

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
Volt

The unit of measurement of electromotive force. Equivalent to the force required to produce a current of one ampere through a resistance of one ohm. The unit of measure for electrical potential. Generally measured in kilovolts.

Watt	A measure of power production or usage.

COMPANY OVERVIEW

NSP-Wisconsin was incorporated in 1901 under the laws of Wisconsin.  NSP-Wisconsin is an operating utility engaged in the generation, transmission, distribution and sale of electricity in portions of northwestern Wisconsin and in the western portion of the Upper Peninsula of Michigan.  The wholesale customers served by NSP-Wisconsin comprised approximately 8 percent of its total sales in 2009.  NSP-Wisconsin also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in the same service territory.  NSP-Wisconsin provides electric utility service to approximately 249,000 customers and natural gas utility service to approximately 105,000 customers.  Approximately 98 percent of NSP-Wisconsin’s retail electric operating revenues were derived from operations in Wisconsin during 2009.  Generally, NSP-Wisconsin’s earnings range from approximately 5 percent to 10 percent of Xcel Energy’s consolidated net income.

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

NSP-Wisconsin conducts its utility business in the following reportable segments: regulated electric utility, regulated natural gas and all other.  Comparative segment revenues and related financial information for fiscal 2009, 2008 and 2007 are set forth in Note 15 to the accompanying consolidated financial statements.

NSP-Wisconsin focuses on growing through investments in electric and natural gas rate base to meet growing customer demands, environmental and renewable energy initiatives and to maintain or increase reliability and quality of service to customers.  NSP-Wisconsin files periodic rate cases, establishes formula rate or automatic rate adjustment mechanisms with state and federal regulators to earn a return on its investment and recover costs of operations.

ELECTRIC UTILITY OPERATIONS

Overview

Climate Change and Clean Energy — Like most other utilities, NSP-Wisconsin is subject to a significant array of environmental regulations.  Further, there are significant future environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change.  NSP-Wisconsin is subject to state RPS requirements which we believe they will be in a position to achieve by the applicable state deadlines.  Although the exact form and design of any federal RPS policy is uncertain at this time, we believe that we will be well-positioned to meet a federal standard as well, although the ultimate design of any federal policy could have a varied impact on NSP-Wisconsin depending upon the energy efficiency and other standards imposed.  In addition, NSP-Wisconsin’s electric generating facilities have been and are likely to be further subject to climate change legislation introduced at either the state or federal level within the next few years.  In 2009, the EPA took a number of steps toward the regulation of GHGs under the CAA.  By spring 2010, the EPA expects to promulgate regulations to control GHGs from mobile sources.   Thereafter, the EPA anticipates phasing-in permit requirements and regulation of GHGs for large stationary sources, such as power plants, in calendar year 2011.

While NSP-Wisconsin is not currently subject to state or federal limits on its GHG emissions, NSP-Wisconsin has undertaken a number of initiatives to prepare for climate change regulation and reduce our GHG emissions.  These initiatives include emission reduction programs, energy efficiency and conservation programs, renewable energy development and technology exploration projects.  Although the impact of climate change policy on NSP-Wisconsin will depend on the specifics of state and federal policies and legislation, and regulation we believe that, based on prior state commission practice, we would be granted the authority to recover the cost of these initiatives through rates.

Utility Restructuring and Retail Competition — The FERC has continued with its efforts to promote more competitive wholesale markets through open-access transmission and other means.  As a consequence, NSP-Wisconsin and its wholesale customers can purchase from competing wholesale suppliers and use the transmission systems of the utility subsidiaries on a comparable basis to the utility subsidiaries’ to serve their native load.  In 2008, the FERC approved a MISO proposal to begin operation of a regional ASM in January 2009.

The FERC has approved the open access transmission planning processes for the MISO, the RTO serving the NSP System.  In 2002, NSP-Wisconsin began providing its Michigan electric customers with the opportunity to select an alternative electric energy provider.  To date, no NSP-Wisconsin customers have selected an alternative electric energy provider.

The retail electric business faces competition as industrial and large commercial customers have the ability to own or operate facilities to generate their own electricity.  In 2009, FERC adopted rules requiring MISO to allow ARCs to offer demand response aggregation services to end-use customers in the states served by NSP-Wisconsin unless the applicable state regulatory authority prohibits ARCs from serving retail customers in its state.  In addition, customers may have the option of substituting other fuels, such as natural gas, steam or chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region.  While NSP-Wisconsin faces these challenges, it believes its rates are competitive with currently available alternatives.

Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — Retail rates, services and other aspects of NSP-Wisconsin’s operations are regulated by the PSCW and the MPSC, within their respective states.  In addition, each of the state commissions certifies the need for new generating plants and electric transmission lines before the facilities may be sited and built.  NSP-Wisconsin is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, hydroelectric generation licensing, accounting practices, wholesale sales for resale the transmission of electricity in interstate commerce and certain natural gas transactions in interstate commerce.  NSP-Wisconsin has received authorization from the FERC to make wholesale electric sales at market-based prices (see Market Based Rate Rules discussion) and is a transmission-owning member of the MISO RTO.

The PSCW has a biennial base-rate filing requirement.  By June of each odd-numbered year, NSP-Wisconsin must submit a rate filing for the test year beginning the following January.

Bay Front Biomass Gasification — In December 2009, the PSCW granted NSP-Wisconsin a certificate of authority to install biomass gasification technology at the Bay Front Power Plant in Ashland, Wis.  The project will convert a third boiler to biomass gasification technology allowing the plant to use up to 100 percent biomass in all three boilers.  The project, estimated to cost $58 million, will require additional biomass receiving and handling facilities at the plant, an external gasifier, minor modifications to the plant’s remaining coal-fired boiler and an enhanced air quality control system.  The project is expected to improve the environmental performance of the plant and contribute towards state RES in the region.  Engineering and design are expected to begin in 2010, and the unit could be operational by late 2012.

NSP-Minnesota also made filings in North Dakota and Minnesota requesting future rate recovery of the portion of the project costs that will be billed to NSP-Minnesota through the Interchange Agreement.  Decisions on those filings are currently pending regulatory action before the NDPSC and the MPUC respectively.

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

Wisconsin Fuel Cost Recovery Legislation — Existing statutes prohibit the use of automatic adjustment clauses by large investor-owned electric public utilities, but authorize the PSCW to approve a rate increase to allow for the recovery of costs caused by an emergency or extraordinary increase in the cost of fuel.

In November 2009, a bill was introduced in the Wisconsin legislature to modify the existing statutes and rules governing electric fuel cost recovery in utility rates.  Under the proposed statutes, an electric utility would submit a forward-looking annual fuel cost plan for approval by the PSCW.  Once a utility has an approved fuel cost plan, it could then defer any under-collection or over-collection of fuel costs for future rate recovery or refund, providing that the under/over-collection exceeds a symmetrical annual tolerance band established by the PSCW.  Approval of a fuel cost plan and any rate adjustment for recovery or refund of deferred costs would be determined by the PSCW after opportunity for a hearing.  If passed, the legislation would require the PSCW to promulgate rules to implement the new statutes.

NSP-Wisconsin expects hearings on the legislation to occur in the 2010 session; however, at this time it is uncertain what, if any, additional action the legislature will take with respect to this legislation.

Wisconsin RPS and Energy Efficiency and Conservation Goals — The Wisconsin legislature has passed an RPS that requires 10 percent of electric sales statewide to be supplied by renewable energy sources by the year 2015.  However, under the RPS, each individual utility must increase its renewable percentage by 6 percent over its baseline level.  For NSP-Wisconsin, the RPS is 12.89 percent.  NSP-Wisconsin anticipates it will meet the RPS requirements with its pro-rata share of existing and planned renewable generation on the NSP System.

ARCs — In 2009, the FERC adopted rules requiring MISO to allow ARCs to offer demand response aggregation services to end-use customers in the states served by NSP-Wisconsin, unless the applicable state regulatory authority prohibits ARCs from serving retail customers in their state.  ARCs would operate in competition with the state-regulated retail demand response programs offered by NSP-Wisconsin.  The MISO ARC tariff provisions are effective in June 2010.  During 2009, the PSCW and MPSC issued orders temporarily prohibiting ARCs from operating in Wisconsin and Michigan, respectively, pending further regulatory proceedings.  NSP-Wisconsin expects the PSCW and MPSC to conduct additional proceedings following the implementation of the MISO ARC tariffs.

Capacity and Demand

Uninterrupted system peak demand for the NSP System’s electric utility for each of the last three years and the forecast for 2010, assuming normal weather, is listed below.

	System Peak Demand (in MW)
	2007	2008	2009	2010 Forecast
NSP System	9,427	8,697	8,615	9,280

The peak demand for the NSP System typically occurs in the summer.  The 2009 uninterrupted system peak demand for the NSP System occurred on June 23, 2009.

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

NSP-Minnesota also makes short-term purchases to comply with minimum availability requirements, to obtain energy at a lower cost and for various other operating requirements.

Purchased Transmission Services — In addition to using their integrated transmission system, NSP-Wisconsin and NSP-Minnesota have contractual arrangements with MISO and regional transmission service providers to deliver power and energy to the NSP System for native load customers, which are retail and wholesale load obligations with terms of more than one year.

NSP System Resource Plan — In July 2009, the MPUC approved NSP-Minnesota’s 2007 resource plan.  The plan would reduce CO2 emissions by 22 percent from 2005 by 2020, a 6 million ton reduction. The plan includes the following components:

•                  Energy efficiency savings of 1.15 percent in 2010, 1.2 percent in 2011 and 1.3 percent in 2012;

•                  Install sufficient renewables to meet the Minnesota RES;

•                  Obtain required approvals to extend the life of the Prairie Island nuclear plant and to increase the output at both Prairie Island and Monticello;

•                  Continue ongoing capacity expansion at Sherco Unit 3;

•                  Continue to investigate repowering Black Dog Units 3 and 4, and provide the MPUC with specific plans and timelines for the repowering;

•                  Obtain approval for the 375 MW intermediate and 350 MW diversity exchange with Manitoba Hydro beginning in 2015; and

•                  Continue to ensure sufficient transmission available to deliver generation to load.

Additionally, the MPUC required NSP-Minnesota to consider higher levels of DSM and energy efficiency and provide recommendations in NSP-Minnesota’s next resource plan, which is to be filed no later than Aug. 1, 2010.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

							Weighted
	Coal*		Nuclear		Natural Gas		Average
NSP System Generating Plants	Cost	Percent	Cost	Percent	Cost	Percent	Fuel Cost
2009	$1.78	57%	$0.70	39%	$7.36	4%	$1.61
2008	1.73	58	0.56	39	10.09	3	1.55
2007	1.56	57	0.51	38	7.60	4	1.47

*  Includes refuse-derived fuel and wood.

See additional discussion of fuel supply and costs under Item 1A — Risk Factors.

Fuel Sources

Coal — The NSP System normally maintains approximately 40 days of coal inventory at each plant site.  Coal supply inventories at Dec. 31, 2009 and 2008, were approximately 43 and 49 days usage, respectively.  NSP-Minnesota’s generation stations use low-sulfur western coal purchased primarily under long-term contracts with suppliers operating in Wyoming and Montana.  Estimated coal requirements at NSP-Minnesota’s and NSP-Wisconsin’s major coal-fired generating plants were approximately 10.2 and 11.0 million tons per year at Dec. 31, 2009 and 2008, respectively.

NSP-Minnesota and NSP-Wisconsin have contracted for coal supplies to provide 91 percent of their coal requirements in 2010, 60 percent of their coal requirements in 2011 and 14 percent of their coal requirements in 2012.  Any remaining requirements will be filled through a RFP process or through over-the-counter transactions.

NSP-Minnesota and NSP-Wisconsin have a number of coal transportation contracts that provide for delivery of 100 percent of their coal requirements in 2010, 28 percent of their coal requirements in 2011 and 28 percent of their coal requirements 2012.  Coal delivery may be subject to short-term interruptions or reductions due to operation of the mines, transportation problems, weather and availability of equipment.

Nuclear — NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication for the operation of its nuclear generation plants.  The contract strategy involves a portfolio of spot purchases and medium and long-term contracts for uranium, conversion and enrichment with multiple producers caused by supply interruptions due to geographical and world political issues.

•                     Current nuclear fuel supply contracts cover 100 percent of uranium concentrates requirements through 2010, approximately 85 percent of the requirements for 2011 through 2014, and 49 percent of the requirements for 2015 through 2017, with no arrangements for 2018 and beyond.  Contracts for additional uranium concentrate supplies are currently in various stages of negotiations that are expected to provide a portion of the remaining open requirements through 2025.

•                     Current contracts for conversion services cover 100 percent of the requirements through 2011 and approximately 70 percent of the requirements from 2012 through 2016, with no arrangements for 2017 and beyond.  Contracts for additional conversion services are being evaluated and negotiated to provide a portion of remaining open requirements for 2014 and beyond.

•                     Current enrichment services contracts cover 100 percent of 2010 through 2013 requirements.  Contracts for additional enrichment services are being evaluated and negotiated to provide a portion of the remaining open requirements for 2014 and beyond.

•                     Fabrication services for Monticello are covered through 2011.  Responses from the fuel fabrication vendors to our RFPs for additional supply for Monticello are being reviewed with plans to enter into a contract with one of the vendors in 2010.  Prairie Island’s fuel fabrication is 100 percent committed through 2014.

NSP-Minnesota expects sufficient uranium, conversion and enrichment to be available for the total fuel requirements of its nuclear generating plants.  Some exposure to price volatility will remain, due to index-based pricing structures on the contracts.

Natural gas — The NSP System uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers.  Natural gas supplies and associated transportation and storage services for power plants are procured under contracts with various terms to provide an adequate supply of fuel.  The supply, transportation and storage contracts expire in various years from 2010 to 2028.  Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2009, NSP-Minnesota’s commitments related to supply contracts were $53 million and commitments related to transportation and storage contracts were approximately $538 million.  The NSP System has limited on-site fuel oil storage facilities and relies on the spot market for incremental supplies, if needed.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of NERC mandatory electric reliability standards.  State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters.  In addition to the matters discussed below, see Note 12 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Rules Implementing Energy Policy Act of 2005 (Energy Act) — The Energy Act required the FERC to adopt new regulations to implement various aspects of the Energy Act.  Violations of FERC rules are potentially subject to enforcement action by the FERC including financial penalties up to $1 million per day per violation.

While NSP-Wisconsin cannot predict the ultimate impact the new regulations will have on its operations or financial results, NSP-Wisconsin is taking actions that are intended to comply with and implement new FERC rules and regulations as they become effective.

Electric Reliability Standards Compliance

Compliance Audits

The electric production and transmission system of NSP-Minnesota is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System.  The NSP System was subject to an electric reliability standards compliance audit in the first quarter of 2008.  The Midwest Reliability Organization (MRO) found the NSP System in compliance with all NERC standards audited.  In 2008, the NSP System filed self-reports with the MRO relating to failure to complete certain generation station battery tests, relay maintenance intervals and certain critical infrastructure protection standards.  In 2009, the NSP System reached agreement with the MRO that would resolve all open audit findings and self-reports by payment of a non-material penalty.  Xcel Energy, the parent company of NSP-Minnesota and NSP-Wisconsin, is in the process of developing a definitive settlement agreement.  The settlement agreement will be subject to NERC and FERC approval.

MRO/NERC Compliance Investigation

On Sept. 18, 2007, portions of the NSP System and transmission systems west and north of the NSP System briefly islanded from the rest of the Eastern Interconnection, as a result of a series of transmission line outages.  In addition, service to approximately 790 MW of load was temporarily interrupted, primarily in Saskatchewan, Canada.  The initial transmission line outages occurred on the NSP System.  In March 2008, NSP-Minnesota received notice that the MRO was commencing a compliance investigation of the September 2007 event.  Because the event affected more than one region, the NERC took over the investigation.  In January 2010, the NERC issued a preliminary report alleging the NSP System violated certain NERC reliability standards.  The report represents the preliminary conclusions of the NERC and is subject to additional procedures at NERC, and ultimately FERC review.  Xcel Energy disagrees with many aspects of the preliminary report and filed its response with NERC on Feb. 19, 2010.  The final outcome of the NERC compliance investigation, and whether and to what extent penalties for violations may be assessed, is unknown at this time.

Electric Transmission Rate Regulation — The FERC regulates the rates charged and terms and conditions for electric transmission services.  FERC policy encourages utilities to turn over the functional control of their electric transmission assets for the sale of electric transmission services to an RTO.  NSP-Minnesota and NSP-Wisconsin are members of the MISO RTO.  Each RTO separately files regional transmission tariff rates for approval by the FERC.  All members within that RTO are then subjected to those rates.

Centralized Regional Wholesale Markets — The FERC rules allow RTOs to operate centralized regional wholesale energy markets.  In April 2005, MISO began operation of a Day 2 regional day-ahead and real time wholesale energy market.  The Day 2 market is designed to provide more efficient generation dispatch over the 15 state MISO region, including the NSP System.  In 2007, SPP began operation of an energy imbalance service (EIS) market, which provides a more limited wholesale energy balancing market for the region that includes the SPS system.

In January 2009, MISO began ASM operations, which provide further efficiencies in generation dispatch by allowing for regional regulation response and contingency reserve services through a bid-based market mechanism co-optimized with the Day 2 energy market.

Market Based Rate Rules — Each of the Xcel Energy utility subsidiaries has been granted market-based rate authority.  Under market based rate rules, the NSP System was reauthorized to sell at market-based rates in June 2009.  SPS filed a request for market-based rate reauthorization with the FERC in July 2009.  That request is pending FERC action.  PSCo will be required to file for such reauthorization in June 2010.

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

MISO Long-Term Transmission Pricing — Transmission service rates in the MISO region have historically used a rate design in which the transmission cost depends on the location of the load being served, which is referred to as license plate rates.  Costs of existing transmission facilities are thus not regionalized.  MISO has implemented several changes regarding the allocation of costs for new transmission facilities.  In 2006 and 2007, the FERC issued orders accepting the so-called RECB tariff, which provide a 20 percent limitation on the portion of transmission expansion costs that may be regionalized and recovered from all loads in the 15 state MISO region.

In 2007, AEP filed a proposal that would regionalize certain costs of the existing AEP system over the MISO and PJM RTO regions.  The AEP proposal would shift several million dollars in transmission costs annually to the NSP System.  The impact of the AEP proposal on transmission cost allocation in MISO is uncertain.

In July 2009, MISO filed a proposed change to the RECB tariff with the FERC to address concerns regarding allocation of costs associated with new transmission required to deliver new wind generation.  This tariff would regionalize 10 percent of the cost of new 345 KV transmission facilities associated with new generation interconnections across transmission users in MISO, with the interconnecting generator paying the remaining 90 percent of the costs.  The generator is required to fund 100 percent of the costs for facilities less than 345 KV.  The FERC approved the tariff change in October 2009, subject to a permanent replacement cost allocation tariff to be filed with the FERC in July 2010.  The uncertainty surrounding allocation of costs associated with wind generation interconnection could affect the timing or location of such interconnections, which could affect near term NSP System transmission investment needs.

FERC Audit of Wholesale FCA — In October 2009, the FERC notified NSP-Minnesota and NSP-Wisconsin that the FERC audit division began an audit of compliance with the FERC’s accounting and reporting regulations related to the calculation of the NSP-Minnesota and NSP-Wisconsin wholesale FCA for the period commencing Jan. 1, 2008.  The audit is a periodic financial audit, and NSP-Wisconsin is fully cooperating with the audit.

Electric Operating Statistics

	Year Ended Dec. 31,
	2009		2008		2007

Electric sales (Millions of Kwh)
Residential	1,897		1,938		1,958
Commercial and industrial	4,221		4,391		4,373
Public authorities and other	38		38		38
Total retail	6,156		6,367		6,369
Sales for resale	531		553		575
Total energy sold	6,687		6,920		6,944

Number of customers at end of period
Residential	210,109		209,980		208,415
Commercial and industrial	37,662		37,315		36,754
Public authorities and other	1,163		1,154		1,144
Total retail	248,934		248,449		246,313
Wholesale	10		10		10
Total customers	248,944		248,459		246,323

Electric revenues (Thousands of Dollars)
Residential	$201,756		$200,982		$183,264
Commercial and industrial	318,645		320,804		287,860
Public authorities and other	5,585		5,420		4,973
Total retail	525,986		527,206		476,097
Wholesale	29,649		32,768		32,403
Interchange revenues from NSP-Minnesota	109,251		106,363		120,218
Other electric revenues	6,817		(962)		3,115
Total electric revenues	$671,703		$665,375		$631,833

Kwh sales per retail customer	24,730		25,627		25,857
Revenue per retail customer	$2,113		$2,122		$1,933
Residential revenue per Kwh	10.64	¢	10.37	¢	9.36	¢
Commercial and industrial revenue per Kwh	7.55		7.31		6.58
Wholesale revenue per Kwh	5.58		5.93		5.64

NATURAL GAS UTILITY OPERATIONS

The most significant recent developments in the natural gas operations of NSP-Wisconsin are the continued volatility in natural gas market prices and the continued trend toward declining use per residential customer, as well as small commercial and industrial customers (C&I), as a result of improved building construction technologies, higher appliance efficiencies and conservation.  From 1999 to 2009, average annual sales to the typical NSP-Wisconsin residential customer declined from 85 MMBtu per year to 70 MMBtu per year, and to a typical small C&I customer declined from 495 MMBtu per year to 462 MMBtu per year, on a weather-normalized basis.  Although wholesale price increases do not directly affect earnings because of gas cost-recovery mechanisms, high prices can encourage further efficiency efforts by customers.

For a further discussion of rate and regulatory matters see Note 12 to the consolidated financial statements.

Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — NSP-Wisconsin is regulated by the PSCW and the MPSC.  The PSCW has a biennial base-rate filing requirement.  By June of each odd-numbered year, NSP-Wisconsin must submit a rate filing for the test year period beginning the following January.  The filing procedure and review generally allow the PSCW sufficient time to issue an order and implement new base rates effective with the start of the test year.  NSP-Wisconsin is subject to the jurisdiction of the FERC with respect to certain natural gas transactions in interstate commerce.

Natural Gas Cost-Recovery Mechanisms — NSP-Wisconsin has a retail purchased gas adjustment cost-recovery mechanism for Wisconsin operations to recover changes in the actual cost of natural gas and transportation and storage services.  The PSCW has the authority to disallow certain costs if it finds the utility was not prudent in its procurement activities.

NSP-Wisconsin’s natural gas rate schedules for Michigan customers include a natural gas cost-recovery factor, which is based on 12-month projections.  After each 12-month period, a reconciliation is submitted whereby over-collections are refunded and any under-collections are collected from the customers over the subsequent 12-month period.

For further discussion, see Note 12 to the consolidated financial statements.

Capability and Demand

Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).  The maximum daily send-out (firm and interruptible) for NSP-Wisconsin was 147,362 MMBtu for 2009, which occurred on Jan. 15, 2009.

NSP-Wisconsin purchases natural gas from independent suppliers.  These purchases are generally priced based on market indices that reflect current prices.  The natural gas is delivered under transportation agreements with interstate pipelines.  These agreements provide for firm deliverable pipeline capacity of approximately 135,633 MMBtu per day.  In addition, NSP-Wisconsin has contracted with providers of underground natural gas storage services.  These storage agreements provide storage for approximately 26 percent of winter natural gas requirements and 38 percent of peak day firm requirements of NSP-Wisconsin.

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

NSP-Wisconsin is required to file a natural gas supply plan with the PSCW annually to change natural gas supply contract levels to meet peak demand.  NSP-Wisconsin’s winter 2009-2010 supply plan was approved by the PSCW in October 2009.

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

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by NSP-Wisconsin’s regulated retail natural gas distribution business:

2009	$5.85
2008	8.54
2007	7.56

The cost of natural gas supply, transportation service and storage service is recovered through various cost-recovery adjustment mechanisms.  NSP-Wisconsin has firm natural gas transportation contracts with several pipelines, which expire in various years from 2010 through 2029.

NSP-Wisconsin has certain natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2009, NSP-Wisconsin was committed to approximately $126 million in such obligations under these contracts.

NSP-Wisconsin purchased firm natural gas supply utilizing short-term agreements from approximately 13 domestic and Canadian suppliers.  This diversity of suppliers and contract lengths allows NSP-Wisconsin to maintain competition from suppliers and minimize supply costs.

Natural Gas Operating Statistics

	Year Ended Dec. 31,
	2009		2008		2007

Natural gas deliveries (Thousands of MMBtu)
Residential	6,825		7,155		6,510
Commercial and industrial	8,656		8,921		8,268
Other	374		443		1,884
Total retail	15,855		16,519		16,662
Transportation	3,775		3,828		3,923
Total deliveries	19,630		20,347		20,585

Number of customers at end of period
Residential	92,484		91,593		89,640
Commercial and industrial	12,190		12,132		11,934
Total retail	104,674		103,725		101,574
Transportation and other	22		22		22
Total customers	104,696		103,747		101,596

Natural gas revenues (Thousands of Dollars)
Residential	$66,003		$87,944		$72,567
Commercial and industrial	62,577		90,211		73,590
Total retail	128,580		178,155		146,157
Transportation and other	2,975		1,279		2,684
Total natural gas revenues	$131,555		$179,434		$148,841

MMBtu sales per retail customer	151.47		159.26		164.04
Revenue per retail customer	$1,228		$1,718		$1,439
Residential revenue per MMBtu	9.67	¢	12.29	¢	11.15	¢
Commercial and industrial revenue per MMBtu	7.23		10.11		8.90
Transportation and other per MMBtu	0.79		0.33		0.68

ENVIRONMENTAL MATTERS

NSP-Wisconsin’s facilities are regulated by federal and state environmental agencies.  These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances.  Various company activities require registrations, permits, licenses, inspections and approvals from these agencies.  NSP-Wisconsin has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems.  NSP-Wisconsin facilities have been designed and constructed to operate in compliance with applicable environmental standards.

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

EMPLOYEES

The number of full-time NSP-Wisconsin employees at Dec. 31, 2009 and 2008 was 561 and 546, respectively.  Of these full-time employees, 405 and 403, or 72 percent and 74 percent respectively, are covered under collective bargaining agreements.  See Note 7 to the consolidated financial statements for further discussion of the bargaining agreements.  Employees of Xcel Energy Services Inc., a subsidiary of Xcel Energy, also provide services to NSP-Wisconsin and are not considered in the above amounts.

Item 1A — Risk Factors

Oversight of Risk and Related Processes

The goal of Xcel Energy’s risk management process, which includes NSP-Wisconsin, is to understand and manage material risk; management is responsible for identifying and managing the risks, while directors oversee and hold management accountable.  Our risk management process has three parts: identification and analysis, management and mitigation, and communication and disclosure.  Our management identifies and analyzes risks to determine materiality and other attributes like timing, probability and controllability.

Management broadly considers our business, the utility industry, the domestic and global economy, and the environment to identify risks.  Identification and analysis occurs formally through a key risk assessment process conducted by senior management, the securities disclosure process, the hazard risk management process, and internal auditing and compliance with financial and operational controls.  Management also identifies and analyzes risk through its business planning process and development of goals and key performance indicators, which include risk identification to determine barriers to implementing our strategy.  At the same time, the business planning process identifies areas where a business area may take inappropriate risk to meet goals.

The goal of the risk management process is to mitigate the risks inherent in the implementation of Xcel Energy’s and NSP-Wisconsin’s strategy.  The process for risk management and mitigation includes our code of conduct and other compliance policies, formal structures and groups, and overall business management.  At a threshold level, we have developed a robust compliance program and promotes a culture of compliance, which mitigates risk.  In addition to the code of conduct, we have a robust compliance program, including policies, training and reporting options.

Building on the culture of compliance, we manage and mitigate risks through formal structures and groups, including management councils, risk committees, and the services of corporate areas such as internal audit, the corporate controller and legal services.  While we have developed a number of formal structures for risk management, many material risks affect the business as a whole and are managed across business areas.

We confront legislative and regulatory policy and compliance risks, including risks related to climate change and emission of CO2 and risks for recovery of capital and operating costs; resource planning and other long-term planning risks, including resource acquisition risks; financial risks, including credit, interest rate and capital market risks; and macroeconomic risks, including risks related to economic conditions and changes in demand for our products and services.  Cross-cutting risks such as these are discussed and managed across business areas and coordinated by Xcel Energy’s and NSP-Wisconsin’s senior management.

Management provides information to the Xcel Energy’s Board in presentations and communications over the course of the Board calendar.  Senior management presents an assessment of key risks to the Board annually.  The presentation of the key risks and the discussion provides the Board with information on the risks management believes are material, including the earnings impact, timing, likelihood and controllability.  Based on this presentation, the Board reviews risks at an enterprise level and confirms risk management and mitigation are included in Xcel Energy’s and NSP-Wisconsin’s strategy.

The guidelines on corporate governance and committee charters define the scope of review and inquiry for the Board and committees.  The standing committees also oversee risk management as part of their charters.  Each committee has responsibility for overseeing aspects of risk and our management and mitigation of the risk.  The Xcel Energy Board has overall responsibility for risk oversight.  As described above, the Board reviews the key risk assessment process presented by senior management.  This key risk assessment analyzes the most likely areas of future risk to Xcel Energy.  The Xcel Energy Board also reviews the performance and annual goals of each business area.  This review, when combined with the oversight of specific risks by the committees, allows the Board to confirm risk is considered in the development of goals and that risk has been adequately considered and mitigated in the execution of corporate strategy.

Risks Associated with Our Business

Our profitability depends in part on our ability to recover costs from our customers and there may be changes in circumstances or in the regulatory environment that impair our ability to recover costs from our customers.

We are subject to comprehensive regulation by federal and state utility regulatory agencies.  The state utility commissions regulate many aspects of our utility operations, including siting and construction of facilities, customer service and the rates that we can charge customers.  The FERC has jurisdiction, among other things, over wholesale rates for electric transmission service, the sale of electric energy in interstate commerce and certain natural gas transactions in interstate commerce.

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations.  We currently provide service at rates approved by one or more regulatory commissions.  These rates are generally regulated based on an analysis of our costs incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our costs at any given time.  While rate regulation is premised on providing a reasonable opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.  Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers.  Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.  If all of our costs are not recovered through customer rates, we could incur financial operating losses, which, over the long term, could jeopardize our ability to meet our financial obligations.

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

We are subject to interest rate risk.

If interest rates increase, we may incur increased interest expense on variable interest rate debt, short-term borrowings or incremental long-term debt, which could have an adverse impact on our operating results.

We are subject to capital market risk.

Our operations require significant capital investment in property, plant and equipment; consequently, we are an active participant in debt and equity markets.  Any disruption in capital markets could have a material impact on our ability to fund our operations.  Capital markets are global in nature and are impacted by numerous events throughout the world economy.  Capital market disruption events, such as the collapse in the U. S. sub-prime mortgage market and subsequent broad financial market stress, could prevent us from issuing new securities or cause us to issue securities with less than ideal terms and conditions, such as higher interest rates.

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

One alternative available to address counterparty credit risk is to transact on liquid commodity exchanges.  The credit risk is then socialized through the exchange central clearinghouse function.  While exchanges do remove counterparty credit risk, all participants are subject to margin requirements, which create an additional need for liquidity to post margin as exchange positions change value daily.  Additional margin requirements could impact our liquidity.

We may at times have direct credit exposure as part of our local gas distribution company supply activity to various financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties.  We may also have some indirect credit exposure due to participation in organized markets such as the PJM Interconnection and MISO in which any credit losses are socialized to all market participants.

We are subject to commodity risks and other risks associated with energy markets and energy production.

We engage in wholesale sales and purchases of electric capacity, energy and energy-related products, and are subject to market supply and commodity price risk.  Commodity price changes can affect the value of our commodity trading derivatives.  We mark certain derivatives to estimated fair market value on a daily basis (mark-to-market accounting), which may cause earnings volatility.  Actual settlements can vary significantly from these estimates, and significant changes from the assumptions underlying our fair value estimates could cause significant earnings variability.

If we encounter market supply shortages, we may be unable to fulfill contractual obligations to our retail, wholesale and other customers at previously authorized or anticipated costs.  Any such supply shortages could cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations.  Any significantly higher energy or fuel costs relative to corresponding sales commitments would have a negative impact on our cash flows and could potentially result in economic losses.  Potential market supply shortages may not be fully resolved through alternative supply sources and such interruptions may cause short-term disruptions in our ability to provide electric and/or natural gas services to our customers.  The impact of these cost and reliability issues depends on unique operating conditions such as generation fuels mix, availability of water for cooling, availability of fuel transportation, electric generation capacity, transmission, etc.

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

At Dec. 31, 2009, these sites included:

•                  Sites of former MGPs operated by us, our predecessors, or other entities; and

•                  Third party sites, such as landfills, for which we are alleged to be a potentially responsible party that sent hazardous materials and wastes.

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

In addition, existing environmental laws or regulations may be revised, new laws or regulations seeking to protect the environment may be adopted or become applicable to us, including but not limited to regulation of mercury, NOx, SO2, CO2, particulates and coal ash.  We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

We are subject to physical and financial risks associated with climate change.

There is a growing consensus that emissions of GHGs are linked to global climate change.  Climate change creates physical and financial risk.  Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events.  We do not serve any coastal communities so the possibility of sea level rises does not directly affect us or our customers.  Our customers’ energy needs vary with weather conditions, primarily temperature and humidity.  For residential customers, heating and cooling represent their largest energy use.  To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes.  Increased energy use due to weather changes may require us to invest in more generating assets, transmission and other infrastructure to serve increased load.  Decreased energy use due to weather changes may affect our financial condition, through decreased revenues.  Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.  Weather conditions outside of our service territory could also have an impact on our revenues.  We buy and sell electricity depending upon system needs and market opportunities.  Extreme weather conditions creating high-energy demand on our own and/or other systems may raise electricity prices as we buy short-term energy to serve our own system, which would increase the cost of energy we provide to our customers.  Severe weather impacts our service territories, primarily when thunderstorms, tornadoes and snow or ice storms occur.  We include storm restoration in our budgeting process as a normal business expense and we anticipate continuing to do so.  To the extent the frequency of extreme weather events increases, this could increase our cost of providing service.  Changes in precipitation resulting in droughts or water shortages could adversely affect our operations, principally our fossil generating units.  A negative impact to water supplies due to long-term drought conditions could adversely impact our ability to provide electricity to customers, as well as increase the price they pay for energy.  We may not recover all costs related to mitigating these physical and financial risks.

To the extent climate change impacts a region’s economic health, it may also impact our revenues.  Our financial performance is tied to the health of the regional economies we serve.  The price of energy, as a factor in a region’s cost of living as well as an important input into the cost of goods and services, has an impact on the economic health of our communities.  The cost of additional regulatory requirements, such as a tax on GHGs or additional environmental regulation could impact the availability of goods and prices charged by our suppliers which would normally be borne by consumers through higher prices for energy and purchased goods.  To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

We may be subject to legislative and regulatory responses to climate change, with which compliance could be difficult and costly.

Legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk.  Increased public awareness and concern may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs.  Numerous states have announced or adopted programs to stabilize and reduce GHG and federal legislation has been introduced in both houses of Congress.  Our electric generating facilities are likely to be subject to regulation under climate change laws introduced at either the state or federal level within the next few years.

The EPA has taken steps to regulate GHGs under the CAA.  On Dec. 7, 2009, the EPA issued a finding that GHG emissions endanger public health and welfare and that motor vehicle emissions contribute to the GHGs in the atmosphere.  This endangerment finding creates a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles.  The EPA has proposed to finalize GHG efficiency standards for light duty vehicles by spring 2010.  Thereafter, the EPA anticipates phasing-in permit requirements and regulation of GHGs for large stationary sources, such as power plants, in calendar year 2011.  Xcel Energy, our parent company, is also currently a party to climate change lawsuits and may be subject to additional climate change lawsuits, including lawsuits similar to those described in Note 13, Commitments and Contingent Liabilities, in our notes to the consolidated financial statements.  While Xcel Energy believes such lawsuits are without merit, an adverse outcome in any of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties or damages.  Defense costs associated with such litigation can also be significant.  Such payments or expenditures could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

Many of the federal and state climate change legislative proposals, such as ACES, use a cap and trade policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap.  Under the proposals, the cap becomes more stringent with the passage of time.  The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year.  The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emission allowances for their own operations.  Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions.  There are many uncertainties, however, regarding when and in what form climate change legislation will be enacted.  The impact of legislation and regulations, including a cap and trade structure, on us and our customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices.  While we do not have operations outside of the United States, any international treaties or accords could have an impact to the extent they lead to future federal or state regulations.  Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed.  We may not recover all costs related to complying with regulatory requirements imposed on us.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the operating and maintenance costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

For further discussion, see Note 13 to the consolidated financial statements.

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions.  The consequences of a prolonged recession may include a lower level of economic activity and uncertainty with respect to energy prices and the capital and commodity markets.  A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital, which are discussed in greater detail in the capital markets risk section above.

Current economic conditions may be exacerbated by insufficient financial sector liquidity leading to potential increased unemployment, and may impact customers’ ability to pay timely, increase customer bankruptcies, and may lead to increased bad debt.  It is expected that commercial and industrial customers will be impacted first with residential customers following, if such circumstances occur.  See credit risk section for more related information.

Further, worldwide economic activity has an impact on the demand for basic commodities needed for utility infrastructure, such as steel, copper, aluminum, etc., which may impact our ability to acquire sufficient supplies.  Additionally, the cost of those commodities may be higher than expected.

Our utility operations are subject to long-term planning risks.

On a periodic basis, or as needed, our utility operations file long-term resource plans with our regulators.  These plans are based on numerous assumptions over the relevant planning horizon such as sales growth, economic activity, costs, regulatory mechanisms, impact of technology on sales and production, customer response and continuation of the existing utility business model.  Given the uncertainty in these planning assumptions, there is a risk that the magnitude and timing of resource additions and demand may not coincide.  This could lead to under recovery of costs or insufficient resources to meet customer demand.

We share in the electric production and transmission costs of the NSP-Minnesota system, which is integrated with our system.  Accordingly, our costs may be increased due to increased costs associated with NSP-Minnesota’s system.

Our electric production and transmission system is managed on an integrated basis with the electric production and transmission system of NSP-Minnesota.  As discussed above, pursuant to the Interchange Agreement between NSP-Minnesota and us, we share, on a proportional basis, all costs related to the generation and transmission facilities of the entire integrated NSP System, including capital costs.  Accordingly, if the costs to operate the NSP System increase, or revenue decreases, whether as a result of state or federally mandated improvements or otherwise, our costs could also increase and our revenues could decrease and we cannot guarantee a full recovery of such costs through our rates at the time the costs are incurred.

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

•                  Limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and

•                  Uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of licensed lives.

The NRC has authority to impose licensing and safety-related requirements for the operation of nuclear generation facilities.  In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  Revised NRC safety requirements could necessitate substantial capital expenditures at NSP-Minnesota’s nuclear plants.  In addition, the Institute for Nuclear Power Operations (INPO) reviews NSP-Minnesota’s nuclear operations and nuclear generation facilities.  Compliance with INPO recommendations could result in substantial capital expenditures or a substantial increase in operating expenses.

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

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business.  Because our generation, transmission systems and local natural gas distribution companies are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility or an event (severe storm, severe temperature extremes, generator or transmission facility outage, pipeline rupture, railroad disruption, sudden and significant increase or decrease in wind generation, or any disruption of work force such as may be caused by flu epidemic) within our operating systems or on a neighboring system.  Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material adverse impact on our financial condition and results.

We are subject to business continuity risks associated with our ability to respond to unforeseen events.

The term business continuity refers to the ability of an entity to maintain day-to-day operations in response to unforeseen events.  While the immediate response to such events may be part of a pre-existing disaster recovery plan, business continuity is a broader concept that refers to how well the company responds to subsequent pressures on its day-to-day operations.  The company’s response may have been initially triggered by an event, but when combined with other factors, it has an even greater and longer lasting impact on the firm’s on going business operations.

Our response to unforeseen events will, in part, determine the financial impact of the event on our financial condition and results.  It is difficult to predict the magnitude of such events and associated impacts.

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

The Energy Act increased the FERC’s civil penalty authority for violation of FERC statutes, rules and orders.  The FERC can now impose penalties of $1 million per violation per day.  In addition, more than 120 electric reliability standards that were historically subject to voluntary compliance are now mandatory and subject to potential financial penalties by NERC or FERC for violations.  If a serious reliability incident did occur, it could have a material adverse effect on our operations or financial results.

Increasing costs associated with our defined benefit retirement plans and other employee benefits may adversely affect our results of operations, financial position, or liquidity.

We have defined benefit pension and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans.  These estimates and assumptions may change based on economic conditions, actual stock market performance, changes in interest rates and changes in governmental regulations.  In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans beginning in 2008.  Therefore, our funding requirements and related contributions may change in the future.

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

As of Dec. 31, 2009, Xcel Energy had approximately $7.9 billion of long-term debt and $1.0 billion of short-term debt and current maturities.  Xcel Energy provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries of specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2009, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $76.4 million and $18.0 million of exposure.  Xcel Energy has also provided indemnities to sureties in respect of bonds for the benefit of its subsidiaries.  The total amount of bonds with these indemnities outstanding as of Dec. 31, 2009, was approximately $29.9 million.  Xcel Energy’s total exposure under these indemnities cannot be estimated at this time.  If Xcel Energy were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund the other contingent liabilities, it could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

We are a wholly owned subsidiary of Xcel Energy.  Xcel Energy can exercise substantial control over our dividend policy and business and operations and may exercise that control in a manner that may be perceived to be adverse to our interests.

All of the members of our board of directors, as well as many of our executive officers, are officers of Xcel Energy.  Our board makes determinations with respect to a number of significant corporate events, including the payment of our dividends.

We have historically paid quarterly dividends to Xcel Energy.  In 2009, 2008 and 2007 we paid $34.3 million, $62.5 million and $40.2 million of dividends to Xcel Energy, respectively.  If Xcel Energy’s cash requirements increase, our board of directors could decide to increase the dividends we pay to Xcel Energy to help support Xcel Energy’s cash needs.  This could adversely affect our liquidity.  The amount of dividends that we can pay is limited to some extent by our indenture for our first mortgage bonds.

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Virtually all of the utility plant of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Electric Utility Generating Stations:

Station, City and Unit	Fuel	Installed	Summer 2009 Net Dependable Capability (MW)
Steam:
Bay Front-Ashland, Wis., 3 Units	Coal/Wood/Natural Gas	1948-1956	73
French Island-La Crosse, Wis., 2 Units	Wood/RDF(a)	1940-1948	29
Combustion Turbine:
Flambeau Station-Park Falls, Wis	Natural Gas	1969	13
Wheaton-Eau Claire, Wis., 6 Units	Natural Gas	1973	353
French Island-La Crosse, Wis., 2 Units	Natural Gas	1974	147
Hydro:
62 Units		Various	258
		Total	873

(a)   RDF is refuse-derived fuel, made from municipal solid waste.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2009:

Conductor Miles
345 KV	1,152
161 KV	1,474
115 KV	1,761
Less than 115 KV	31,956

NSP-Wisconsin had 203 electric utility transmission and distribution substations at Dec. 31, 2009.

Natural gas utility mains at Dec. 31, 2009:

Miles
Distribution	2,202

Item 3 — Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against NSP-Wisconsin.  After consultation with legal counsel, NSP-Wisconsin has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Additional Information

For a discussion of legal claims and environmental proceedings, see Note 13 to the consolidated financial statements.  For a discussion of proceedings involving utility rates and other regulatory matters, see Item 1 for Public Utility Regulation and Summary of Recent Federal Regulatory Developments and Note 12 to the consolidated financial statements.

Item 4 — Reserved

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy and there is no market for its common equity securities.

NSP-Wisconsin had dividend restrictions imposed by FERC rules and state regulatory commissions.

•                  Dividends are also subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

•                  NSP-Wisconsin shall not pay dividends if its equity-to-total capitalization ratio falls below the state commission authorized level of 52.5 percent.  NSP-Wisconsin’s equity-to-total capitalization ratio was 56.1 percent at Dec. 31, 2009.

The dividends declared during 2009 and 2008 were as follows:

(Thousands of Dollars)	2009	2008
First quarter	$8,554	$9,366
Second quarter	8,611	9,327
Third quarter	8,511	34,312
Fourth quarter	8,522	8,583

Item 6 — Selected Financial Data

This is omitted per conditions set forth in general instructions I (1) (a) and (b) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion of financial condition and liquidity for NSP-Wisconsin is omitted per conditions set forth in general instructions I (1) (a) and (b) of Form 10-K for wholly owned subsidiaries. It is replaced with management’s narrative analysis and the results of operations for the current year as set forth in general instructions I (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update them to reflect changes that occur after that date.

Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of NSP-Wisconsin to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates, or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; environmental laws and regulations; actions of accounting regulatory bodies; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including the items described under “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2009 and Exhibit 99.01 to NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2009.

Financial Review

NSP-Wisconsin’s net income was approximately $47.4 million for 2009, compared with approximately $45.5 million for 2008.

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

Electric — The following tables detail the change in electric revenues and margin:

(Millions of Dollars)	2009	2008
Electric revenues	$672	$665
Electric fuel and purchased power	(378)	(385)
Electric margin	$294	$280

The following summarizes the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2009 vs. 2008
Retail rate increases	$19
Retail sales decline (excluding weather impact)	(5)
Fuel and purchased power cost recovery	(10)
Other, net	3
Total increase in electric revenue	$7

Electric Margin

(Millions of Dollars)	2009 vs. 2008
Retail rate increases	$19
Fuel and purchased power cost recovery	14
Interchange agreement billing with NSP-Minnesota	(15)
Retail sales decline (excluding weather impact)	(5)
Other, net	1
Total increase in electric margin	$14

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

Natural Gas — The following table details the change in natural gas revenues and margin:

(Millions of Dollars)	2009	2008
Natural gas revenues	$132	$179
Cost of natural gas sold and transported	(90)	(137)
Natural gas margin	$42	$42

The following summarizes the components of the changes in natural gas revenues for the year ended Dec. 31:

Natural Gas Revenues

(Millions of Dollars)	2009 vs. 2008
Purchased natural gas adjustment clause recovery	$(46)
Estimated impact of weather	(1)
Total decrease in natural gas revenues	$(47)

The natural gas margin remained consistent in 2009 and 2008.

Non-Fuel Operating Expense and Other Items

Operating and Maintenance Expenses — Operating and maintenance expenses for 2009 increased $8.2 million, or 5.9 percent, compared with 2008. The following summarizes the components of the changes for the year ended Dec. 31:

(Millions of Dollars)	2009 vs. 2008
Higher employee benefit costs	$7
Higher contract labor costs	1
Total increase in other operating and maintenance expenses	$8

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $3.4 million, or 5.9 percent, for 2009 compared with 2008. These increases were due to normal system expansion partially offset by decreased amortization due to the 10-year life extension of the Prairie Island nuclear plant for purposes of determining depreciation, effective Jan. 1, 2009.

Taxes (Other than Income Taxes) — Taxes (other than income taxes) increased by approximately $2.3 million, or 10.9 percent, for 2009 compared with 2008. The increase was primarily due to a higher tax on electric gross earnings, a tax that is a substitute for property taxes.

Income Taxes — Income tax expense decreased by approximately $2.2 million for 2009, compared with 2008.  The effective tax rate was 35.1 percent for 2009, compared with 37.9 percent for 2008. The decrease in income tax expense and the lower effective tax rate for 2009 were primarily due to state unitary tax benefit in 2009. Without this benefit, the effective tax rate for 2009 would have been 38.7 percent.

The effective tax rates for 2009 and 2008 differ from their statutory federal income tax rates, primarily due to state income tax expense partially offset by tax credits recognized and tax benefit from plant related regulatory differences.  See Note 6 to the consolidated financial statements.

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

NSP-Wisconsin is exposed to the impact of changes in price for energy and energy related products, which is partially mitigated by NSP-Wisconsin’s use of commodity derivatives.  Though no material non-performance risk currently exists with the counterparties to NSP-Wisconsin’s commodity derivative contracts, distress in the financial markets may in the future impact that risk to the extent it impacts those counterparties.  Distress in the financial markets may also impact the fair value of the securities in the master pension trust, as well as NSP-Wisconsin’s ability to earn a return on short-term investments of excess cash.

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

Interest Rate Risk — NSP-Wisconsin is subject to the risk of fluctuating interest rates in the normal course of business.  NSP-Wisconsin’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

Credit Risk — NSP-Wisconsin is also exposed to credit risk.  Credit risk relates to the risk of loss resulting from counterparties’ nonperformance of their contractual obligations.  NSP-Wisconsin maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2009, a 10 percent increase in prices would have resulted in an increase in credit exposure of $1.3 million, while a decrease of 10 percent in prices would have resulted in a decrease in credit exposure assets of $0.6 million.

NSP-Wisconsin conducts standard credit reviews for all counterparties.  NSP-Wisconsin employs additional credit risk control mechanisms when appropriate, such as letters of credit, parental guarantees, standardized master netting agreements and termination provisions that allow for offsetting of positive and negative exposures.  The credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.  Distress in the financial markets could increase our credit risk.

Item 8 — Financial Statements and Supplementary Data

See Item 15-1 in Part IV for an index of financial statements included herein.

See Note 17 to the consolidated financial statements for summarized quarterly financial data.

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

NSP-Wisconsin management assessed the effectiveness of the company’s internal control over financial reporting as of Dec. 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of Dec. 31, 2009, the company’s internal control over financial reporting is effective based on those criteria.

NSP-Wisconsin’s independent auditors have issued an audit report on the company’s internal control over financial reporting.  Their report appears herein.

/S/ MICHAEL L. SWENSON	/S/ DAVID M. SPARBY
Michael L. Swenson	David M. Sparby
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 1, 2010	March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder
Northern States Power Company-Wisconsin

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Northern States Power Company, a Wisconsin corporation, and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern States Power Company, a Wisconsin corporation of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

Northern States Power Company, a Wisconsin corporation

We have audited the internal control over financial reporting of Northern States Power Company, a Wisconsin corporation, and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 1, 2010

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands of dollars)

	Year Ended Dec. 31
	2009	2008	2007
Operating revenues
Electric	$671,703	$665,375	$631,833
Natural gas	131,555	179,434	148,841
Other	893	910	843
Total operating revenues	804,151	845,719	781,517

Operating expenses
Electric fuel and purchased power	377,784	385,180	372,940
Cost of natural gas sold and transported	90,318	136,790	113,179
Other operating and maintenance expenses	145,748	137,587	135,347
Conservation program expenses	10,679	10,170	7,418
Depreciation and amortization	61,757	58,335	54,120
Taxes (other than income taxes)	23,284	20,989	19,702
Total operating expenses	709,570	749,051	702,706

Operating income	94,581	96,668	78,811

Other income, net	727	317	1,483
Allowance for funds used during construction — equity	1,637	898	1,233

Interest charges and financing costs
Interest charges — includes other financing costs of $1,147, $1,325, and $1,252, respectively	24,782	25,641	22,967
Allowance for funds used during construction — debt	(818)	(1,053)	(1,424)
Total interest charges and financing costs	23,964	24,588	21,543

Income before income taxes	72,981	73,295	59,984
Income taxes	25,618	27,774	22,118
Net income	$47,363	$45,521	$37,866

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands of dollars)

	Year Ended Dec. 31
	2009	2008	2007
Operating activities
Net income	$47,363	$45,521	$37,866
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	62,809	61,142	56,538
Deferred income taxes	8,725	1,305	8,907
Amortization of investment tax credits	(634)	(629)	(695)
Allowance for equity funds used during construction	(1,637)	(898)	(1,233)
Provision for bad debts	4,505	4,784	4,235
Net realized and unrealized hedging and derivative transactions	1,144	457	228
Changes in operating assets and liabilities:
Accounts receivable	(17,905)	10,000	(10,201)
Accrued unbilled revenues	(2,268)	(5,599)	(4,939)
Inventories	11,033	(5,953)	(7,239)
Other current assets	(9,019)	(1,730)	(2,142)
Accounts payable	13,344	(1,086)	13,390
Net regulatory assets and liabilities	24,706	4,840	(4,854)
Other current liabilities	(10,794)	13,470	(3,019)
Change in other noncurrent assets	822	1,733	1,357
Change in other noncurrent liabilities	(349)	(1,023)	(4,591)
Net cash provided by operating activities	131,845	126,334	83,608

Investing activities
Utility capital/construction expenditures	(105,408)	(93,736)	(80,149)
Allowance for equity funds used during construction	1,637	898	1,233
Other investments	5,140	(6,565)	1,211
Net cash used in investing activities	(98,631)	(99,403)	(77,705)

Financing activities
Proceeds from notes payable to affiliate	62,500	337,600	371,250
Repayment of notes payable to affiliate	(47,050)	(396,200)	(343,050)
Proceeds from issuance of long-term debt	—	196,370	—
Repayment of long-term debt, including reacquisition premiums	(66,890)	(80,065)	(62)
Capital contributions from parent	21,797	8,751	5,758
Dividends paid to parent	(34,259)	(62,527)	(40,210)
Net cash (used in) provided by financing activities	(63,902)	3,929	(6,314)

Net increase (decrease) in cash and cash equivalents	(30,688)	30,860	(411)
Cash and cash equivalents at beginning of period	31,611	751	1,162
Cash and cash equivalents at end of period	$923	$31,611	$751
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(23,138)	$(20,709)	$(20,632)
Cash paid for income taxes, net	(30,011)	(15,768)	(15,732)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$1,800	$2,017	$1,845

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands of dollars)

	Dec. 31
	2009	2008
Assets
Current assets
Cash and cash equivalents	$923	$31,611
Accounts receivable, net	50,069	56,518
Accounts receivable from affiliates	20,448	599
Accrued unbilled revenues	44,907	42,639
Inventories	28,443	39,476
Prepaid taxes	26,646	18,377
Deferred income taxes	4,238	3,389
Prepayments and other	6,507	10,401
Total current assets	182,181	203,010

Property, plant and equipment, net	1,059,773	1,010,683

Other assets
Regulatory assets	220,702	189,753
Other investments	4,287	4,196
Other	4,768	6,031
Total other assets	229,757	199,980
Total assets	$1,471,711	$1,413,673

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,365	$250
Notes payable to affiliates	16,100	650
Accounts payable	36,560	44,555
Accounts payable to affiliates	38,722	17,600
Dividends payable to parent	8,522	8,583
Accrued interest	6,440	6,513
Taxes accrued	911	7,996
Derivative instruments valuation	20	1,869
Other	15,869	15,089
Total current liabilities	124,509	103,105

Deferred credits and other liabilities
Deferred income taxes	183,909	174,969
Deferred investment tax credits	9,732	10,366
Regulatory liabilities	131,621	105,298
Environmental liabilities	95,085	68,018
Pension and employee benefit obligations	45,247	40,383
Customer advances	16,672	17,624
Other	3,884	1,969
Total deferred credits and other liabilities	486,150	418,627

Commitments and contingent liabilities
Capitalization
Long-term debt	367,978	433,905
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	146,505	124,708
Retained earnings	253,935	240,770
Accumulated other comprehensive loss	(666)	(742)
Total common stockholder’s equity	493,074	458,036
Total liabilities and equity	$1,471,711	$1,413,673

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

(amounts in thousands of dollars, except share data)

	Common Stock				Accumulated	Total
			Additional		Other	Common
			Paid In	Retained	Comprehensive	Stockholder’s
	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity
Balance at Dec. 31, 2006	933,000	$93,300	$110,199	$258,681	$(899)	$461,281
Adoption of new accounting guidance for uncertainty in income taxes				(400)		(400)
Net income				37,866		37,866
Net derivative instrument fair value changes during the period, net of tax of $48					79	79
Comprehensive income for 2007						37,945
Common dividends declared to parent				(39,196)		(39,196)
Contribution of capital by parent			5,758			5,758
Balance at Dec. 31, 2007	933,000	$93,300	$115,957	$256,951	$(820)	$465,388
Adoption of new accounting guidance for endorsement split-dollar life insurance, net of tax of $(72)				(114)		(114)
Net income				45,521		45,521
Net derivative instrument fair value changes during the period, net of tax of $49					78	78
Comprehensive income for 2008						45,599
Common dividends declared to parent				(61,588)		(61,588)
Contribution of capital by parent			8,751			8,751
Balance at Dec. 31, 2008	933,000	$93,300	$124,708	$240,770	$(742)	$458,036
Net income				47,363		47,363
Net derivative instrument fair value changes during the period, net of tax of $51					76	76
Comprehensive income for 2009						47,439
Common dividends declared to parent				(34,198)		(34,198)
Contribution of capital by parent			21,797			21,797
Balance at Dec. 31, 2009	933,000	$93,300	$146,505	$253,935	$(666)	$493,074

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(amounts in thousands of dollars)

	Dec. 31
	2009	2008
Long-Term Debt
First Mortgage Bonds, Series due:
Oct. 1, 2018, 5.25%	$150,000	$150,000
Dec. 1, 2026, 7.375%	—	65,000
Sept. 1, 2038, 6.375%	200,000	200,000
City of La Crosse Resource Recovery Bond, Series due Nov. 1, 2021, 6% (a)	18,600	18,600
Fort McCoy System Acquisition, due Oct. 15, 2030, 7%	693	726
Other	2,015	2,062
Unamortized discount	(1,965)	(2,233)
Total	369,343	434,155
Less current maturities	1,365	250
Total long-term debt	$367,978	$433,905

Common Stockholder’s Equity
Common Stock — authorized 1,000,000 shares of $100 par value; outstanding 933,300 shares in 2009 and 2008	$93,300	$93,300
Additional paid in capital	146,505	124,708
Retained earnings	253,935	240,770
Accumulated other comprehensive loss	(666)	(742)
Total common stockholder’s equity	$493,074	$458,036

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

NSP-Wisconsin has various rate-adjustment mechanisms in place that currently provide for the recovery of natural gas and electric fuel costs, as well as purchased energy costs.  These cost-adjustment tariffs may increase or decrease the level of costs recovered through base rates and are revised periodically, for any difference between the total amount collected under the clauses and the recoverable costs incurred.  Where applicable, under governing state regulatory commission rate orders, fuel costs over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as current regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as current regulatory assets.  A summary of significant rate adjustment mechanisms follows:

•                     NSP-Wisconsin’s rates in Wisconsin include a cost-of-gas adjustment clause for purchased natural gas, but not for purchased electric energy or electric fuel.  Requests can be made for recovery of those electric costs prospectively through the rate review process, which normally occurs every two years, or an interim fuel-cost hearing process.

•                     NSP-Wisconsin sells firm power and energy in wholesale markets, which are regulated by the FERC.  Rates for these sales include monthly wholesale fuel cost-recovery mechanisms.

Fair Value Measurements — NSP-Wisconsin presents cash equivalents, interest rate derivatives, and commodity derivatives at estimated fair value in its consolidated financial statements.  Cash equivalents are recorded at cost plus accrued interest to approximate fair value.  Changes in the observed trading prices and liquidity of cash equivalents, including commercial paper and money market funds, are also monitored as additional support for determining fair value and losses are recorded in earnings if fair value falls below recorded cost.  For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used as a primary input to establish fair value.  For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract.  In the absence of a quoted price for an identical contract in an active market, NSP-Wisconsin may use quoted prices for similar contracts, or internally prepared valuation models to determine fair value.

Types of and Accounting for Derivative Instruments — NSP-Wisconsin uses derivative instruments in connection with its utility commodity price and interest rate activities, including forward contracts, futures, swaps and options.  All derivative instruments not designated and qualifying for the normal purchases and normal sales exception, as defined by ASC 815 Derivatives and Hedging, are recorded on the consolidated balance sheets at fair value as derivative instruments valuation.  This includes certain instruments used to mitigate market risk for the utility operations.  The classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.  Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability.  The classification is dependent on the applicability of specific regulation.

Gains or losses on hedging transactions for natural gas purchased for resale are recorded as a component of natural gas costs and interest rate hedging transactions are recorded as a component of interest expense.  NSP-Wisconsin is allowed to recover in electric or natural gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility.

Cash Flow Hedges — Qualifying hedging relationships are designated as a hedge of a forecasted transaction or future cash flow (cash flow hedge).  The accounting for derivatives requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.  NSP-Wisconsin formally documents all hedging relationships in accordance with this guidance.  The documentation includes, among other factors, the identification of the hedging instrument and the hedged transaction, as well as the risk management objectives and strategies for undertaking the hedging transaction. In addition, at inception and on a quarterly basis, NSP-Wisconsin formally assesses whether the derivative instruments being used are highly effective in offsetting changes in the cash flows of the hedged items.

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective are included in OCI, or deferred as a regulatory asset or liability based on recovery mechanisms until earnings are affected by the hedged transaction.  NSP-Wisconsin discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. To test the effectiveness of hedges, a hypothetical hedge is used to mirror all the critical terms of the hedged transaction and the dollar-offset method is utilized to assess the effectiveness of the actual hedge at inception and on an ongoing basis. Gains and losses related to discontinued hedges that were previously deferred in OCI or deferred as a regulatory asset or liability will remain deferred until the hedged transaction is reflected in earnings, unless it is probable that the hedged forecasted transaction will not occur, in which case associated deferred amounts are immediately recognized in current earnings.

Normal Purchases and Normal Sales — NSP-Wisconsin enters into contracts for the purchase and sale of commodities for use in their business operations.  ASC 815 Derivatives and Hedging requires a company to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.

NSP-Wisconsin evaluates all of its contracts at inception to determine if they are derivatives and if they meet the normal purchases and normal sales designation requirements.  For further discussion of NSP-Wisconsin’s risk management and derivative activities, see Note 9 to the consolidated financial statements.

Property, Plant and Equipment and Depreciation — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and applicable interest expense. The cost of plant retired is charged to accumulated depreciation and amortization. Regulatory obligations to incur removal costs are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs are charged to expense as incurred. Maintenance and replacement of items determined to be less than units of property are charged to operating expenses as incurred. Planned major maintenance activities are charged to operating expense unless the cost represents the acquisition of an additional unit of property or the replacement of an existing unit of property.  Property, plant and equipment also includes costs associated with property held for future use.

NSP-Wisconsin records depreciation expense related to its plant by using the straight-line method over the plant’s useful life. Actuarial and semi-actuarial life studies are performed on a periodic basis and submitted to the state and federal commissions for review.  Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation.  Depreciation expense, expressed as a percentage of average depreciable property, for the years ended Dec. 31, 2009, 2008 and 2007 was 3.5 percent.

AFUDC — AFUDC represents the cost of capital used to finance utility construction activity. AFUDC is computed by applying a composite pretax rate to qualified construction work in progress. The amount of AFUDC capitalized as a utility construction cost is credited to other nonoperating income (for equity capital) and interest charges (for debt capital). AFUDC amounts capitalized are included in NSP-Wisconsin’s rate base for establishing utility service rates.

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

Income Taxes — NSP-Wisconsin accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  NSP-Wisconsin defers income taxes for all temporary differences between pretax financial and taxable income, and between the book and tax bases of assets and liabilities. NSP-Wisconsin uses the tax rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

NSP-Wisconsin follows the guidance in ASC 740 Income Taxes to measure and disclose uncertain tax positions that NSP-Wisconsin has taken or expects to take in its income tax returns.  In accordance with this guidance, NSP-Wisconsin recognizes a tax position in its consolidated financial statements when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position.  Recognition of changes in uncertain tax positions are reflected as a component of income tax expense.

NSP-Wisconsin reports interest and penalties related to income taxes within the other income and interest charges sections in the consolidated statements of income.

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

Regulatory Accounting — NSP-Wisconsin accounts for certain income and expense items in accordance with ASC 980 Regulated Operations.  Under this guidance:

•                     Certain costs, which would otherwise be charged to expense, are deferred as regulatory assets based on the expected ability to recover them in future rates; and

•                     Certain credits, which would otherwise be reflected as income, are deferred as regulatory liabilities based on the expectation they will be returned to customers in future rates.

Estimates of recovering deferred costs and returning deferred credits are based on specific ratemaking decisions or precedent for each item.  Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment.  If restructuring or other changes in the regulatory environment occur, NSP-Wisconsin may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets and liabilities from its balance sheet.  Such changes could have a material effect on NSP-Wisconsin’s results of operations in the period the write-off is recorded.  See more discussion of regulatory assets and liabilities in Note 14 to the consolidated financial statements.

Deferred Financing Costs — Other assets included deferred financing costs, net of amortization, of approximately $2.9 million and $3.4 million at Dec. 31, 2009 and 2008, respectively.  NSP-Wisconsin is amortizing these financing costs over the remaining maturity periods of the related debt.

Debt premiums, discounts and expenses are amortized over the life of the related debt.  The premiums, discounts and expenses associated with refinanced debt are deferred and amortized over the life of the related new issuance, in accordance with regulatory guidelines.

Accounts Receivable and Allowance for Bad Debts — Accounts receivable are stated at the actual billed amount net of write-offs and an allowance for bad debts.  NSP-Wisconsin establishes an allowance for uncollectible receivables based on a reserve policy that reflects its expected exposure to the credit risk of customers.

Renewable Energy Credits — RECs are marketable environmental commodities that represent proof that energy was generated from eligible renewable energy sources.  RECs are awarded upon delivery of the associated energy and can be bought and sold. RECs are typically used as a form of measurement of compliance to RPSs enacted by those states that are encouraging construction and consumption of renewable energy, but can also be sold separately from the energy produced.

When RECs are acquired in the course of generation or purchase as a result of meeting load obligations, they are recorded as inventory at cost.  RECs acquired for trading purposes are recorded as other investments and are also recorded at cost.  The cost of RECs that are retired for compliance purposes is recorded as electric fuel and purchased power expense.  The net margin on sales of RECs for trading purposes is recorded as electric utility operating revenues, net of any margin sharing requirements.

Subsequent Events — Management has evaluated the impact of events occurring after Dec. 31, 2009 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.

2.             Accounting Pronouncements

Recently Adopted

Business Combinations — In December 2007, the FASB issued new guidance on business combinations which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008.  NSP-Wisconsin implemented the guidance on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

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

Accounting Standards Codification — In June 2009, the FASB issued Topic 105 — Generally Accepted Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Accounting Standards Update (ASU) No. 2009-01), which updates the FASB ASC to state that the Codification is to be the single source of authoritative generally accepted accounting principles, other than the guidance put forth by the SEC.  All other accounting literature not included in the Codification is to be considered non-authoritative.  The updates to the Codification contained in ASU No. 2009-01 were effective for interim and annual periods ending after Sept. 15, 2009.  NSP-Wisconsin implemented the guidance set forth by ASU No. 2009-01, recognizing the Codification as the single source of authoritative generally accepted accounting principles, other than the guidance put forth by the SEC, on July 1, 2009.  The implementation did not have a material impact on NSP-Wisconsin’s consolidated financial statements.

Postretirement Benefit Plans — In December 2008, the FASB issued new guidance on employers’ disclosures about postretirement benefit plan assets.  The guidance amends and expands previous disclosure requirements for plan assets of a defined benefit pension or other postretirement plan to include investment policies and strategies, major categories of plan assets, and information regarding fair value measurements.  This new guidance was effective for disclosures for fiscal years ending after Dec. 15, 2009.  NSP-Wisconsin implemented the guidance on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.  For further discussion and the required disclosures, see Note 7 to the consolidated financial statements.

Fair Value of Liabilities — In August 2009, the FASB issued Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (ASU No. 2009-05), which updates the Codification with clarifications for measuring the fair value of liabilities.  The liability-specific guidance includes clarifications and guidelines for using, when available, the most observable prices in active markets for identical liabilities or similar liabilities, or the prices of identical liabilities or similar liabilities traded as assets, rather than more complex and less observable valuation techniques and inputs such as those used in a present value model.  The updates to the Codification contained in ASU No. 2009-05 were effective for interim and annual periods beginning after its August, 2009 issuance.  NSP-Wisconsin implemented the guidance on Sept. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Recently Issued

Consolidation of Variable Interest Entities — In June 2009, the FASB issued new guidance on consolidation of variable interest entities.  The guidance will significantly affect various elements of consolidation under existing accounting standards, including the determination of whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary.  This new guidance is effective for interim and annual periods beginning after Nov. 15, 2009.  NSP-Wisconsin does not expect the implementation of the guidance to have a material impact on its consolidated financial statements.

Fair Value Measurement Disclosures — In January 2010, the FASB issued Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (ASU No. 2010-06), which will update the Codification to require new disclosures for assets and liabilities measured at fair value.  The requirements include expanded disclosure of valuation methodologies for Level 2 and Level 3 fair value measurements, transfers in and out of Levels 1 and 2, and gross rather than net presentation of certain changes in Level 3 fair value measurements.  The updates to the Codification contained in ASU No. 2010-06 are effective for interim and annual periods beginning after Dec. 15, 2009, except for requirements related to gross presentation of certain changes in Level 3 fair value measurements, which are effective for interim and annual periods beginning after Dec. 15, 2010.  NSP-Wisconsin does not expect the implementation of the guidance to have a material impact on its consolidated financial statements.

3.             Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2009	Dec. 31, 2008
Accounts receivable, net
Accounts receivable	$54,778	$61,176
Less allowance for bad debts	(4,709)	(4,658)
	$50,069	$56,518
Inventories
Materials and supplies	$4,892	$4,592
Fuel	13,377	13,156
Natural gas	10,174	21,728
	$28,443	$39,476
Property, plant and equipment, net
Electric plant	$1,486,696	$1,434,233
Natural gas plant	187,459	172,131
Common and other property	109,226	111,133
Construction work in progress	52,144	30,494
Total property, plant and equipment	1,835,525	1,747,991
Less accumulated depreciation	(775,752)	(737,308)
	$1,059,773	$1,010,683

4.             Short-Term Borrowings

NSP-Wisconsin has an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  NSP-Wisconsin has approval by the Board of Directors to issue up to $100 million under the arrangement.  At Dec. 31, 2009, NSP-Wisconsin had short-term borrowings under this intercompany arrangement of $15.5 million with a weighted average interest rate of 0.36 percent.  NSP-Wisconsin had no short-term borrowings at Dec. 31, 2008.

Clearwater Investments Inc., an NSP-Wisconsin subsidiary, also had notes payable outstanding as of Dec. 31, 2009 and 2008 to Xcel Energy, in the amount of $0.6 million and $0.7 million, respectively.  The weighted average interest rates at Dec. 31, 2009 and 2008 were 0.37 percent and 3.34 percent, respectively.

5.   Long-Term Debt

In March 2009, NSP-Wisconsin redeemed its 7.375 percent $65.0 million first mortgage bonds due Dec. 1, 2026.

In September 2008, NSP-Wisconsin issued $200 million of 6.375 percent first mortgage bonds, series due Sept. 1, 2038.  NSP-Wisconsin added the net proceeds from the sale of the first mortgage bonds to its general funds and applied a portion of such net proceeds to fund the payment at maturity of $80 million of 7.64 percent senior notes due Oct. 1, 2008.  The balance of the net proceeds was used for the repayment of short-term debt (including notes payable to affiliates) and for general corporate purposes.

All property of NSP-Wisconsin is subject to the lien of its first mortgage indenture.

During the next five years, NSP-Wisconsin has long-term debt maturities of $1.4 million due in 2010.

6.             Income Taxes

Federal Audit — NSP- Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  In 2008, the IRS completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003).  The IRS did not propose any material adjustments for those tax years.  The statute of limitations applicable to Xcel Energy’s 2004 and 2005 federal income tax returns expired on Dec. 31, 2009.  The IRS commenced an examination of tax years 2006 and 2007 in 2008, and this audit is expected to be completed in the first quarter of 2010.  As of Dec. 31, 2009, the IRS had not proposed any material adjustments to tax years 2006 and 2007.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2009, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2005.  There currently are no state income tax audits in progress.

Unrecognized Tax Benefits — The amount of unrecognized tax benefits was $1.2 million and $1.5 million on Dec. 31, 2009 and Dec. 31, 2008, respectively.  A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2009	2008
Balance at Jan. 1	$1.5	$0.9
Additions based on tax positions related to the current year	0.6	0.5
Reductions based on tax positions related to the current year	(0.1)	—
Additions for tax positions of prior years	0.3	0.1
Reductions for tax positions of prior years	(0.1)	—
Settlements with taxing authorities	(1.0)	—
Balance at Dec. 31	$1.2	$1.5

The tax benefits associated with net operating loss (NOL) and tax credit carryovers were not material as of Dec. 31, 2009 and Dec. 31, 2008.

The unrecognized tax benefit balance included $0.2 million and $0.2 million of tax positions on Dec. 31, 2009 and Dec. 31, 2008, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $1.0 million and $1.3 million of tax positions on Dec. 31, 2009 and Dec. 31, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The decrease in the unrecognized tax benefit balance of $0.3 million in 2009 was due to the resolution of certain federal audit matters, partially offset by an increase due to the addition of similar uncertain tax positions related to ongoing activity.  NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months when the IRS and state audits resume.  At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits is as follows:

(Millions of Dollars)	2009	2008
Payable for interest related to unrecognized tax benefits at Jan. 1	$(0.1)	$—
Interest income (expense) related to unrecognized tax benefits	0.1	(0.1)
Payable for interest related to unrecognized tax benefits at Dec. 31	$—	$(0.1)

No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2009 or Dec. 31, 2008.

Other Income Tax Matters — NOL and tax credit carryforwards as of Dec. 31, 2009 and 2008 were as follows:

(Millions of Dollars)	2009	2008
Federal NOL carryforward	$3.9	$3.2
Federal tax credit carryforwards	4.0	1.3
State NOL carryforward	3.4	—
Valuation allowances for state NOL carryforward	3.4	—

The federal carryforward periods expire between 2021 and 2029.  The state carryforward periods expire between 2010 and 2023.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.  The following reconciles such differences for the years ending Dec. 31:

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax form:
State income taxes, net of federal income tax benefit	1.5	5.2	4.9
Tax credits recognized, net of federal income tax expense	(1.1)	(0.9)	(1.2)
Resolution of income tax audits and other	0.5	—	(0.2)
Regulatory differences — utility plant items	(0.6)	(1.3)	(0.7)
Change in unrecognized tax benefits	—	0.1	(0.5)
Life insurance policies	(0.1)	(0.1)	(0.1)
Other, net	(0.1)	(0.1)	(0.3)
Effective income tax rate	35.1%	37.9%	36.9%

The components of NSP-Wisconsin’s income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2009	2008	2007
Current federal tax expense	$16,713	$20,137	$12,089
Current state tax expense	1,236	6,336	2,553
Current change in unrecognized tax expense (benefit)	(422)	625	(737)
Deferred federal tax expense	8,412	2,409	6,653
Deferred state tax expense (benefit)	78	(557)	1,845
Deferred change in unrecognized tax expense (benefit)	400	(547)	409
Deferred tax credits	(165)	—	—
Deferred investment tax credits	(634)	(629)	(694)
Total income tax expense	$25,618	$27,774	$22,118

The components of deferred income tax at Dec. 31 were:

(Thousands of Dollars)	2009	2008
Deferred tax expense excluding items below	$8,091	$3,606
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	685	(2,252)
Tax expense allocated to other comprehensive income	(51)	(49)
Deferred tax expense	$8,725	$1,305

The components of net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

(Thousands of Dollars)	2009	2008
Deferred tax liabilities:
Difference between book and tax bases of property	$175,424	$158,213
Regulatory assets	50,147	38,515
Employee benefits	15,912	16,379
Wisconsin annual license fee	7,774	7,369
Other	1,706	196
Total deferred tax liabilities	$250,963	$220,672

Deferred tax assets:
Environmental remediation	$40,416	$27,688
Regulatory liabilities	13,520	6,978
Deferred investment tax credits	4,922	4,157
Tax credit carryforward	4,044	1,275
Rate refund	3,152	3,926
NOL carryforward	1,980	1,617
Bad debts	1,888	1,868
Other	1,370	1,583
Total deferred tax assets	$71,292	$49,092
Net deferred tax liability	$179,671	$171,580

7. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Xcel Energy, which includes NSP-Wisconsin, offers various benefit plans to its employees.  At Dec. 31, 2009, NSP-Wisconsin had 405 bargaining employees covered under a collective-bargaining agreement, which expires at the end of 2010.

Effective Jan. 1, 2009, Xcel Energy and NSP-Wisconsin adopted new guidance on employers’ disclosures about pension and postretirement benefit plan assets.  The new guidance expands employers’ disclosure requirements for benefit plan assets, including investment policies and strategies, major categories of plan assets, and information regarding fair value measurements consistent with the disclosures for entities’ recurring fair value measurements prescribed by ASC 820 Fair Value Measurements.

ASC 820 Fair Value Measurements establishes a hierarchal framework for disclosing the observability of the inputs utilized in measuring fair value.  The three levels defined by the hierarchy and examples of each level are as follows:

Level 1 — Quoted prices are available in active markets for identical assets as of the reporting date.  The types of assets included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as common stocks listed by the New York Stock Exchange.

Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date.  The types of assets included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs, such as corporate bonds with pricing based on market interest rate curves and recent trades of similarly rated securities.

Level 3 — Significant inputs to pricing have little or no observability as of the reporting date.  The types of assets included in Level 3 are those with inputs requiring significant management judgment or estimation, such as asset and mortgage backed securities, for which subjective risk-based adjustments to estimated yield and forecasted prepayments are significant inputs.

Pension Benefits

Xcel Energy, which includes NSP-Wisconsin, has several noncontributory, defined benefit pension plans that cover almost all employees.  Benefits are based on a combination of years of service, the employee’s average pay and social security benefits.  Xcel Energy’s and NSP-Wisconsin’s policy is to fully fund the actuarially determined pension costs recognized for ratemaking and financial reporting purposes, subject to the limitations of applicable employee benefit and tax laws, into an external trust over time.

Xcel Energy and NSP-Wisconsin base the investment-return assumption on expected long-term performance for each of the investment types included in the pension asset portfolio and consider the actual historical returns achieved by its asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts.  The historical weighted average annual return for the past 20 years for the portfolio of pension investments is 8.98 percent, which is greater than the current assumption level.  The pension cost determination assumes a forecasted mix of investment types over the long term.  Investment returns in 2009 were above the assumed level of 8.50 percent while returns in 2008 and 2007 were below the assumed level of 8.75 percent.  Xcel Energy and NSP-Wisconsin continually review pension assumptions.  In 2010, Xcel Energy will use an investment-return assumption, of all pension plans in aggregate, of 7.79 percent.

The assets are invested in a portfolio according to Xcel Energy’s and NSP-Wisconsin’s return, liquidity and diversification objectives to provide a source of funding for plan obligations and minimize the necessity of contributions to the plan, within appropriate levels of risk.  The principal mechanism for achieving these objectives is the allocation of assets to selected asset classes, given the long-term risk, return, and liquidity characteristics of each particular asset class.  There were no significant concentrations of risk in any particular industry, index, or entity, however, a higher weighting in equity investments can increase the volatility in the return levels achieved by pension assets in any year.

The following table presents the target pension asset allocation for 2009 and 2008:

	2009	2008
Domestic and international equity securities	24%	52%
Long duration fixed income securities	34	—
Short to intermediate term fixed income securities	19	25
Alternative investments	18	23
Cash	5	—
Total	100%	100%

In 2009, Xcel Energy and NSP-Wisconsin engaged J.P. Morgan’s Pension Advisory Group to evaluate the allocation of the total assets in the master pension trust, taking into consideration the funded status of each individual pension plan. The investment strategy employed during 2009 is based on plan-specific investment recommendations that seek to minimize potential investment and interest rate risk as a plan’s funded status increases over time. The investment recommendations result in a greater percentage of short-to-intermediate term and long-duration fixed income securities being allocated to specific plans having relatively higher funded status ratios, and a greater percentage of growth assets being allocated to plans having relatively lower funded status ratios. The aggregate asset allocation presented in the table above for the master pension trust results from the plan-specific strategies.

Pension Plan Assets

The following table presents, for each of the fair value hierarchy levels, pension plan assets that are measured at fair value as of Dec. 31, 2009:

(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$221,971	$—	$221,971
Short-term investments & money market securities	—	324,683	—	324,683
Derivatives	—	11,606	—	11,606
Government securities	—	94,949	—	94,949
Corporate bonds	—	522,403	—	522,403
Asset-backed & mortgage-backed securities	—	—	191,831	191,831
Common stock	89,260	—	—	89,260
Private equity investments	—	—	82,098	82,098
Commingled equity and bond funds	—	1,014,072	—	1,014,072
Real estate	—	—	66,704	66,704
Securities lending collateral obligation and other	—	(170,251)	—	(170,251)
Total	$89,260	$2,019,433	$340,633	$2,449,326

The following table presents the changes in Level 3 pension plan assets for the year ended Dec. 31, 2009:

		Realized and	Purchases,
		Unrealized Gains	Issuances, and
(Thousands of Dollars)	Jan. 1, 2009	Gains (Losses)	Settlements (net)	Dec. 31, 2009
Asset-backed & mortgage-backed securities	$244,008	$151,755	$(203,932)	$191,831
Real estate	109,289	(43,207)	622	66,704
Private equity investments	81,034	(5,682)	6,746	82,098
Total	$434,331	$102,866	$(196,564)	$340,633

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets, on a combined basis, is presented in the following table:

(Thousands of Dollars)	2009	2008
Accumulated Benefit Obligation at Dec. 31	$2,676,174	$2,435,513

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$2,598,032	$2,662,759
Service cost	65,461	62,698
Interest cost	169,790	167,881
Plan amendments	(35,341)	—
Actuarial loss (gain)	223,122	(47,509)
Benefit payments	(191,433)	(247,797)
Obligation at Dec. 31	$2,829,631	$2,598,032

Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$2,185,203	$3,186,273
Actual return (loss) on plan assets	255,556	(788,273)
Employer contributions	200,000	35,000
Benefit payments	(191,433)	(247,797)
Fair value of plan assets at Dec. 31	$2,449,326	$2,185,203

Funded Status of Plans at Dec. 31:
Funded status	$(380,305)	$(412,829)
Noncurrent assets	—	15,612
Noncurrent liabilities	(380,305)	(428,441)
Net pension amounts recognized on consolidated balance sheets	$(380,305)	$(412,829)

NSP-Wisconsin Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$76,573	$65,172
Prior service cost	4,920	6,549
Total	$81,493	$71,721

Amounts Related to the Funded Status of the Plans Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Regulatory assets	$81,493	$71,121
Total	$81,493	$71,121

NSP-Wisconsin accrued benefit liability recorded	24,006	13,675

Measurement Date	Dec. 31, 2009	Dec. 31, 2008

Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	6.00%	6.75%
Expected average long-term increase in compensation level	4.00	4.00
Mortality table	RP 2000	RP 2000

At Dec. 31, 2009, Xcel Energy’s pension plans, in the aggregate, had plan assets of $2.4 billion and projected benefit obligations of $2.8 billion.  At Dec. 31, 2008, one of the pension plans had plan assets of $259.9 million, which exceeded projected benefit obligations of $244.3 million and all other plans in the aggregate had plan assets of $1.9 billion and projected benefit obligations of $2.4 billion.

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations.  These regulations did not require cash funding for 2007 through 2009 for the pension plans and are not expected to require cash funding in 2010.

Xcel Energy accelerated its planned 2010 contribution of $100 million based on available liquidity, bringing its total pension contributions to $200 million during 2009.

•                     Voluntary contributions were made to the PSCo Bargaining Pension Plan of $173 million in 2009, $35 million in 2008 and $35 million in 2007.

•                     Voluntary contributions were made to the NCE Non-Bargaining Pension Plan of $27 million in 2009.  No voluntary contributions were made to the plan during 2007 or 2008.

•                     Pension funding contributions for 2011, which will be dependent on several factors including, realized asset performance, future discount rate, IRS and legislative initiatives as well as other actuarial assumptions, are estimated to range between $100 million to $150 million.

Plan Amendments — The decrease in the projected benefit obligation for the plan amendment is due to a change in the average earnings calculation resulting from negotiations with the PSCo Bargaining Pension Plan.

Benefit Costs — The components of net periodic pension cost (credit) are:

(Thousands of Dollars)	2009	2008	2007
Service cost	$65,461	$62,698	$61,392
Interest cost	169,790	167,881	162,774
Expected return on plan assets	(256,538)	(274,338)	(264,831)
Amortization of prior service cost	24,618	20,584	25,056
Amortization of net loss	12,455	11,156	15,845
Net periodic pension cost (credit)	$15,786	$(12,019)	$236

NSP-Wisconsin:
Net periodic pension benefit cost (credit) recognized	$559	$(1,041)	$(978)

Significant Assumptions Used to Measure Costs:
Discount rate for year-end valuation	6.75%	6.25%	6.00%
Expected average long-term increase in compensation level	4.00	4.00	4.00
Expected average long-term rate of return on assets	8.50	8.75	8.75

Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan.  The return assumption used for 2010 pension cost calculations will be 7.79 percent.  The cost calculation uses a market-related valuation of pension assets.  Xcel Energy, including NSP-Wisconsin, uses a calculated value method to determine the market-related value of the plan assets.  The market-related value begins with the fair market value of assets as of the beginning of the year.  The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year.

Xcel Energy, which includes NSP-Wisconsin, also maintains noncontributory, defined benefit supplemental retirement income plans for certain qualifying executive personnel.  Benefits for these unfunded plans are paid out of operating cash flows.

Defined Contribution Plans

Xcel Energy and NSP-Wisconsin maintain 401(k) and other defined contribution plans that cover substantially all employees.  The contributions for NSP-Wisconsin were approximately $0.9 million in 2009, 2008, and 2007, respectively.

Postretirement Health Care Benefits

Xcel Energy, which includes NSP-Wisconsin, has a contributory health and welfare benefit plan that provides health care and death benefits to most Xcel Energy retirees.  The former NCE discontinued contributing toward health care benefits for nonbargaining employees retiring after 1998 and for bargaining employees of NSP-Minnesota and NSP-Wisconsin who retired after 1999.  Employees of the former NCE who retired after 1998 are eligible to participate in the Xcel Energy health care program with no employer subsidy.

In 1993, Xcel Energy and NSP-Wisconsin adopted accounting guidance regarding other non-pension postretirement benefits and elected to amortize the unrecognized accumulated postretirement benefit obligation (APBO) on a straight-line basis over 20 years.

Regulatory agencies for nearly all retail and wholesale utility customers have allowed rate recovery of accrued postretirement benefit costs.

Plan Assets — Certain state agencies that regulate Xcel Energy’s utility subsidiaries also have issued guidelines related to the funding of postretirement benefit costs.  Also, a portion of the assets contributed on behalf of non-bargaining retirees has been funded into a sub-account of the Xcel Energy pension plans.  These assets are invested in a manner consistent with the investment strategy for the pension plan.

Xcel Energy and NSP-Wisconsin base investment-return assumption for the postretirement health care fund assets on expected long-term performance for each of the investment types included in the asset portfolio.  The assets are invested in a portfolio according to Xcel Energy’s and NSP-Wisconsin’s return, liquidity and diversification objectives to provide a source of funding for plan obligations and minimize the necessity of contributions to the plan, within appropriate levels of risk.  The principal mechanism for achieving these objectives is the allocation of assets to selected asset classes, given the long-term risk, return, and liquidity characteristics of each particular asset class.  There were no significant concentrations of risk in any particular industry, index, or entity.  Investment-return volatility is not considered to be a material factor in postretirement health care costs.

The following table presents, for each of the fair value hierarchy levels, postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2009:

(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$165,291	$—	$165,291
Short term investments	—	2,226	—	2,226
Derivatives	—	5,937	—	5,937
Government securities	—	1,538	—	1,538
Corporate bonds	—	60,416	—	60,416
Asset-backed & mortgage-backed securities	—	—	55,371	55,371
Preferred stock	—	540	—	540
Registered investment companies (mutual funds)	—	89,296	—	89,296
Securities lending collateral obligation and other	—	4,074	—	4,074
Total	$—	$329,318	$55,371	$384,689

The following table presents the changes in Level 3 postretirement benefit plan assets for the year ended Dec. 31, 2009:

(Thousands of Dollars)	Jan. 1, 2009	Realized and Unrealized Gains	Purchases, Issuances, and Settlements (net)	Dec. 31, 2009
Asset-backed & mortgage-backed securities	$78,693	$4,051	$(27,373)	$55,371

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets, on a combined basis, is presented in the following table:

(Thousands of Dollars)	2009	2008
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$794,597	$830,315
Service cost	4,665	5,350
Interest cost	50,412	51,047
Medicare subsidy reimbursements	3,226	6,178
Plan amendments	(27,407)	—
Plan participants’ contributions	13,786	13,892
Actuarial gain	(47,446)	(46,827)
Benefit payments	(62,931)	(65,358)
Obligation at Dec. 31	$728,902	$794,597

Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$299,566	$427,459
Actual return (loss) return on plan assets	72,101	(132,226)
Plan participants’ contributions	13,786	13,892
Employer contributions	62,167	55,799
Benefit payments	(62,931)	(65,358)
Fair value of plan assets at Dec. 31	$384,689	$299,566

Funded Status of Plans at Dec. 31:
Funded status	$(344,213)	$(495,031)
Current liabilities	(2,240)	(4,928)
Noncurrent liabilities	(341,973)	(490,103)
Net pension amounts recognized on consolidated balance sheets	$(344,213)	$(495,031)

NSP-Wisconsin Amounts Not Yet Recognized as Components of Net Periodic Cost:
Net loss	$10,057	$14,982
Net prior service credit	(140)	—
Transition obligation	514	685
Total	$10,431	$15,667

Amounts Related to the Funded Status of the Plans Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Regulatory assets	10,431	15,667
Total	$10,431	$15,667

NSP-Wisconsin accrued benefit liability recorded	19,927	23,908

Measurement Date	Dec. 31, 2009	Dec. 31, 2008

Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	6.00%	6.75%
Mortality table	RP 2000	RP 2000

Effective Dec. 31, 2009, Xcel Energy and NSP-Wisconsin reduced the initial medical trend assumption from 7.4 percent to 6.8 percent.  The ultimate trend assumption remained unchanged at 5.0 percent.  The period until the ultimate rate is reached is three years.  Xcel Energy and NSP-Wisconsin base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A 1-percent change in the assumed health care cost trend rate would have the following effects on NSP-Wisconsin:

(Thousands of Dollars)
1-percent increase in APBO components of Dec. 31, 2009	$2,007
1-percent decrease in APBO components of Dec. 31, 2009	(1,699)
1-percent increase in service and interest components of the net periodic cost	185
1-percent decrease in service and interest components of the net periodic cost	(153)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans.  Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously.  Xcel Energy, which includes NSP-Wisconsin, contributed $62.2 million during 2009 and $55.6 million during 2008 and expects to contribute approximately $45.4 million during 2010.

Plan Amendments — The decrease in the projected benefit obligation for the plan amendment is due to a change in the medical experience rate resulting from negotiations with the PSCo Bargaining Postretirement Health Care Plan.

Benefit Costs — The components of net periodic postretirement benefit cost are:

(Thousands of Dollars)	2009	2008	2007
Service cost	$4,665	$5,350	$5,813
Interest cost	50,412	51,047	50,475
Expected return on plan assets	(22,775)	(31,851)	(30,401)
Amortization of transition obligation	14,444	14,577	14,577
Amortization of prior service cost	(2,726)	(2,175)	(2,178)
Amortization of net loss	19,329	11,498	14,198
Net periodic postretirement benefit cost	$63,349	$48,446	$52,484

NSP-Wisconsin:
Net periodic postretirement benefit cost recognized	$2,126	$2,011	$1,914

Significant Assumptions Used to Measure Costs:
Discount rate for year-end valuation	6.75%	6.25%	6.00%
Expected average long-term rate of return on assets (before tax)	7.50	7.50	7.50

Projected Benefit Payments

The following table lists the projected benefit payments for the pension and postretirement benefit plans.

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2010	$238,929	$58,738	$4,901	$53,837
2011	230,833	60,202	5,184	55,018
2012	234,256	60,665	5,529	55,136
2013	237,817	60,785	5,841	54,944
2014	244,160	61,260	6,075	55,185
2015-2019	1,256,824	313,040	33,598	279,442

8.    Other Income, Net

Other income (expense), net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2009	2008	2007
Interest income	$1,186	$108	$1,890
Other non-operating income	107	193	54
Insurance policy (expenses) income	(566)	16	(461)
Other income, net	$727	$317	$1,483

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

At Dec. 31, 2009, the amount of accumulated other comprehensive income related to interest rate derivatives expected to be reclassified into earnings during the next 12 months is $0.1 million and will be reclassified as the related hedged interest rate transactions impact earnings.  Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during the year ended Dec. 31, 2009 were $0.1 million.

Commodity Derivatives — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy and gas for resale.

At Dec. 31, 2009, NSP-Wisconsin had no commodity derivative contracts designated as cash flow hedges.  However, as of Dec. 31, 2009, NPS-Wisconsin has entered into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging instruments.  Changes in the fair value of these commodity derivative instruments are deferred as a regulatory asset or liability based on commission approved regulatory recovery mechanisms.

During the year ended Dec. 31, 2009, changes in the fair value of natural gas commodity derivatives resulted in $0.1 million of net gains, recognized as regulatory assets and liabilities.  During 2009, settlement losses on natural gas commodity derivatives of $3.4 million were incurred subject to purchased natural gas cost recovery mechanisms, which capture derivative settlement gains and losses out of income as a regulatory asset or liability, as appropriate.  During 2009, NSP-Wisconsin recognized $1.0 million of losses in earnings for settlement losses of natural gas commodity derivatives.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the year ended Dec. 31, 2009, and as such, had no gains or losses from fair value hedges or related hedged transactions for the period.

The following table shows the commodity derivatives recorded to derivative instruments valuation in the consolidated balance sheets:

	2009		2008
	Derivative	Derivative	Derivative	Derivative
	Instruments	Instruments	Instruments	Instruments
	Valuation -	Valuation -	Valuation -	Valuation -
(Thousands of Dollars)	Assets (a)	Liabilities	Assets (a)	Liabilities
Natural gas hedging derivative instruments	$613	$20	$2	$1,869

(a)  Amounts included in prepayments and other in the consolidated balance sheets.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive income, included in the consolidated statements of common stockholder’s equity and comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2009	2008	2007
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(742)	$(820)	$(899)
After-tax net realized losses on derivative transactions reclassified into earnings	76	78	79
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(666)	$(742)	$(820)

At Dec. 31, 2009, commodity derivatives recorded to derivative instruments valuation included derivative contracts with gross notional amounts of approximately 2,053,000 MMBtu of natural gas.  These amounts reflect the gross notional amounts of futures and forwards and are not reflective of net positions in the underlying commodities.  Notional amounts for options are also included on a gross basis, but are weighted for the probability of exercise.

Credit Related Contingent Features — Contract provisions of the derivative instruments that NSP-Wisconsin enters into may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Wisconsin is unable to maintain its credit rating.  If the credit rating of NSP-Wisconsin at Dec. 31, 2009 were downgraded below investment grade, no contracts underlying NSP-Wisconsin’s derivative liabilities would require the posting of collateral or contract settlement upon the downgrade.

Certain of NSP-Wisconsin’s derivative instruments are subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Wisconsin’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  As of Dec. 31, 2009, NSP-Wisconsin had no collateral posted related to adequate assurance clauses in derivative contracts.

10.       Financial Instruments

The estimated Dec. 31 fair values of NSP-Wisconsin’s recorded financial instruments are as follows:

	2009		2008
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$134	$134	$160	$160
Long-term debt, including current portion	369,343	394,476	434,155	438,050

The fair value of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts.  The fair value of NSP-Wisconsin’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.

The fair value estimates presented are based on information available to management as of Dec. 31, 2009 and 2008.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair values may differ significantly.

NSP-Wisconsin provides a guarantee for payment or performance under a specified agreement.  As a result, NSP-Wisconsin’s exposure under the guarantee is based upon the net liability under the specified agreement.  The guarantee issued by NSP-Wisconsin limits the exposure of NSP-Wisconsin to a maximum amount stated in the guarantee.  The guarantee requires no liability to be recorded, contains no recourse provisions and requires no collateral.  On Dec. 31, 2009, NSP-Wisconsin had the following guarantee and exposure related to that guarantee:

Nature of Guarantee	Guarantee Amount	Current Exposure	Term or Expiration Date	Triggering Event Requiring Performance	Assets Held as Collateral
(Millions of Dollars)
Guarantee of customer loans for the Farm Rewiring Program	1.0	0.5	Continuing	(a)	N/A

(a)  The debtor becomes the subject of bankruptcy or other insolvency proceedings.

Letters of Credit

NSP-Wisconsin may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At Dec. 31, 2009 and 2008, there were no letters of credit outstanding.

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

Fair value for commodity derivatives is determined based on observable prices for identical or similar forward contracts, or internally prepared option valuation models using observable forward curves and volatilities.  NSP-Wisconsin continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment, as well as an assessment of the impact of NSP-Wisconsin’s own credit risk when determining the fair value of commodity derivative liabilities, the impact of considering credit risk was immaterial to the fair value of commodity derivative assets and liabilities presented in the consolidated balance sheets.

The following tables present, for each of these hierarchy levels, NSP-Wisconsin’s assets and liabilities that are measured at fair value on a recurring basis:

	Dec. 31, 2009
				Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting (a)	Net Balance
Commodity derivative assets (b)	$—	$608	$—	$5	$613
Commodity derivative liabilities	—	15	—	5	20

	Dec. 31, 2008
				Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting (a)	Net Balance
Commodity derivative assets (b)	$—	$2	$—	$—	$2
Commodity derivative liabilities	600	1,269	—	—	1,869

(a)       ASC 815 Derivatives and Hedging permits the netting or receivables and payables for derivatives and related collateral amounts when a legally enforceable master netting agreement exists between Xcel Energy and a counterparty.  A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

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

In June 2009, the MPUC issued the final order in its review of NSP-Minnesota’s 2009 nuclear plant decommissioning accrual, and as a result of that order, the Wisconsin retail jurisdiction’s share of annual nuclear decommissioning expenses decreased to approximately $1.4 million, effective January 2009.  The PSCW reviewed NSP-Wisconsin’s nuclear decommissioning expenses in the context of the company’s 2010 electric rate case, and reduced the NSP-Wisconsin’s 2010 revenue requirements pursuant to the refund provision in the 2008 rate case order.

The June 2009 MPUC order also directed NSP-Minnesota to return to customers their contributions made to the external escrow-decommissioning fund for the Monticello nuclear plant.  In NSP-Wisconsin’s 2010 electric rate case the PSCW decided that NSP-Wisconsin should return the Wisconsin retail jurisdiction’s share of these funds, with interest to customers in the next rate case.  NSP-Wisconsin’s share of these funds is approximately $5.9 million as of Dec. 31, 2009.

2010 Electric and Natural Gas Rate Case — In June 2009, NSP-Wisconsin filed an electric and gas rate case in Wisconsin seeking an increase in retail electric rates of $30.4 million, or 5.7 percent, and proposed no change in natural gas rates.  The request was based on an ROE of 10.75 percent, an equity ratio of 53.12 percent, an electric rate base of $644 million, a gas rate base of $81 million and a 2010 forecasted test year.  The request was comprised of a base rate increase of $45.1 million offset by projected fuel decreases of $14.7 million.

In December 2009, the PSCW approved an electric rate increase of approximately $6.4 million or 1.2 percent and no change in gas rates, based on a 10.4 percent ROE and a 52.30 percent equity ratio.  The PSCW ordered NSP-Wisconsin to apply $6.4 million of the estimated 2009 fuel refund obligation to offset the rate increase.  Lastly, the PSCW approved NSP-Wisconsin’s request for a limited rate case reopener in 2011 to update certain costs that are billed to NSP-Wisconsin through the interchange agreement with NSP-Minnesota.

The base non-fuel adjustments made by the PSCW include: (1) adjustments to the ROE and equity ratio as discussed above; (2) reduced interchange agreement fixed charge billings; and (3) a disallowance of certain employee compensation expenses.  In addition, the PSCW adjustments include a $9.1 million reduction for Prairie Island nuclear plant decommissioning and depreciation expense as a result of the 10-year life extension approved by the MPUC earlier this year.  The PSCW approved NSP-Wisconsin’s request to discontinue the practice of reducing rate base and common equity to account for appropriated retained earnings associated with certain hydro licenses.

A summary of the PSCW’s adjustments is listed below:

Millions of Dollars	Request	PSCW Approved
Base non-fuel	$45.1	$35.8
Fuel	(14.7)	(20.3)
Prairie Island decommissioning	—	(9.1)
Rate increase	$30.4	$6.4

Other

2009 Electric Fuel Cost Recovery — NSP-Wisconsin’s actual fuel and purchased power costs for 2009 were less than the amount authorized in rates, primarily due to lower load and lower market prices for fuel and purchased power.  In April 2009, the PSCW determined fuel costs were outside the established variance ranges and set NSP-Wisconsin’s electric rates subject to refund with interest, pending a full review of 2009 fuel costs.

The PSCW has not yet completed its review of NSP-Wisconsin’s 2009 fuel costs.  However, based on actual 2009 fuel costs, NSP-Wisconsin has established a liability of $18.5 million to reflect its expected 2009 fuel refund obligation.  As noted above, the PSCW ordered NSP-Wisconsin to apply $6.4 million of the 2009 fuel refund obligation to offset the 2010 electric rate increase.  NSP-Wisconsin filed an application with the PSCW in February 2010, requesting authorization to immediately refund the remainder of its 2009 fuel refund obligation to customers before the PSCW completes its review of actual 2009 fuel costs.  If the PSCW review determines an additional refund is owed, the balance would be deferred and returned to customers in NSP-Wisconsin’s next rate filing.

Pending and Recently Concluded Regulatory Proceedings — FERC

FERC Section 5 Rate Cases for Interstate Gas Pipelines — In November 2009, the FERC approved orders initiating rate investigations under Section 5 of the Natural Gas Act (NGA) against Northern Natural Gas Company (NNG) and Great Lakes Gas Transmission Company (GLGT).  NSP-Minnesota and NSP-Wisconsin are together the largest customer on NNG, holding $41 million per year of maximum rate storage and transportation contracts.

According to the FERC orders, FERC staff concluded, based on a review of the financial information filed with the FERC by the pipelines, that each of the pipelines are substantially over-recovering their cost of service and earning excessive ROEs.  The orders require the pipelines to file full cost and revenue studies, and the matters were set for hearing before an ALJ on an expedited basis.  If the FERC orders the pipelines to reduce their transportation and storage rates, the rate reductions and any associated refunds would be reflected in the purchased gas and electric fuel cost adjustment mechanisms of the Xcel Energy utility subsidiaries.

Xcel Energy has filed an intervention as part of a group of similarly situated GLGT shippers in the GLGT Section 5 case, and filed to intervene individually in the NNG Section 5 rate case.  The FERC ALJ conducted a pre-hearing conference on Jan. 12, 2010 and established the procedural schedule for the proceedings.  If fully litigated, the Section 5 rate cases can be expected to go to hearings before the ALJ beginning Aug. 2, 2010.  An initial decision must be issued by Nov. 11, 2010.

13. Commitments and Contingent Liabilities

Capital Commitments — As of Dec. 31, 2009, the estimated cost of the capital expenditure programs and other capital requirements of NSP-Wisconsin is approximately $135 million in 2010, $155 million in 2011 and $160 million in 2012.  NSP-Wisconsin’s capital forecast includes the following major project:

CapX 2020 — In 2006, CapX 2020, an alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest, including Xcel Energy, announced that it had identified several groups of transmission projects that proposed to be complete by 2020.  Group 1 project investments are expected to total approximately $1.7 billion, with major construction targeted to begin in 2010 and ending three to five years later. Xcel Energy’s investment is expected to be approximately $900 million depending on the route and configuration approved by the MPUC and the PSCW. Approximately 75 percent of the 2010 capital expenditures and return on investment for transmission projects are expected to be recovered under an NSP-Minnesota TCR tariff rider mechanism authorized by Minnesota legislation, as well as a similar TCR mechanism passed in South Dakota.  Cost-recovery by NSP-Wisconsin is expected to occur through the biennial PSCW rate case process.

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

Fuel Contracts — NSP-Wisconsin has contracts providing for the purchase and delivery of a significant portion of its current coal and natural gas requirements.  These contracts expire in various years between 2010 and 2032.  In addition, NSP-Wisconsin may be required to pay additional amounts depending on actual quantities shipped under these agreements.  As NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers, NSP-Wisconsin may seek deferred accounting treatment and future rate recovery of increased costs due to an emergency event, if that event causes fuel costs to exceed the amount included in rates on an annual basis by more than 2 percent.

The estimated minimum purchases for NSP-Wisconsin under these contracts as of Dec. 31, 2009, is as follows:

(Millions of Dollars)	2009
Coal	$16.9
Natural gas supply	25.4
Gas storage and transportation	101.1

Leases — NSP-Wisconsin leases a variety of equipment and facilities used in the normal course of business, which are accounted for as operating leases.  Rental expense under operating lease obligations was approximately $1.9 million, $2.1 million and $3.1 million for 2009, 2008 and 2007, respectively.  The majority of rental expense is for one-year renewable leases.

Future commitments under operating leases are:

(Millions of Dollars)
2010	$1.0
2011	1.3
2012	1.1
2013	1.0
2014	1.0
2015 and thereafter	7.4
Total	$12.8

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

NSP-Minnesota’s public liability for claims resulting from any nuclear incident is limited to $12.5 billion under the Price-Anderson amendment to the Atomic Energy Act of 1954, as amended.  NSP-Minnesota has secured $300 million of coverage for its public liability exposure with a pool of insurance companies.  The remaining $12.2 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear accident.  NSP-Minnesota is subject to assessments of up to $117.5 million per reactor per accident for each of its three licensed reactors, to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States.  The maximum funding requirement is $17.5 million per reactor during any one year.  These maximum assessment amounts are both subject to inflation adjustment by the NRC and state premium taxes.  The NRC’s last adjustment was effective Oct. 29, 2008.  The next adjustment is due on or before Oct. 29, 2013.

NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from Nuclear Electric Insurance Ltd. (NEIL).  The coverage limits are $2.3 billion for each of NSP-Minnesota’s two nuclear plant sites.  NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units.  Premiums are expensed over the policy term.  All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds.  Capital has been accumulated in the reserve funds of NEIL to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage.  However, in each calendar year, NSP-Minnesota could be subject to maximum assessments of approximately $15.2 million for business interruption insurance and $30.9 million for property damage insurance if losses exceed accumulated reserve funds.

Environmental Contingencies

NSP-Wisconsin has been, or is currently, involved with the cleanup of contamination from certain hazardous substances at several sites.  In many situations, NSP-Wisconsin believes it will recover some portion of these costs through insurance claims.  Additionally, where applicable, NSP-Wisconsin is pursuing, or intends to pursue, recovery from other PRPs and through the rate regulatory process.  New and changing federal and state environmental mandates can also create added financial liabilities for NSP-Wisconsin, which are normally recovered through the rate regulatory process.  To the extent any costs are not recovered through the options listed above, NSP-Wisconsin would be required to recognize an expense.

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

MGP Sites

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

In September 2002, the Ashland site was placed on the National Priorities List.  A final determination of the scope and cost of the remediation of the Ashland site is not currently expected until 2010.  In October 2004, the state of Wisconsin filed a lawsuit in Wisconsin state court for reimbursement of past oversight costs incurred at the Ashland site between 1994 and March 2003 in the approximate amount of $1.4 million.  The state also alleged a claim for forfeitures and interest.  This litigation was resolved in the first quarter of 2009, and all costs paid to the state are expected to be recoverable in rates.

In 2009, the EPA issued its proposed remedial action plan (PRAP).  The estimated remediation costs for the cleanup proposed by the EPA in the PRAP range between $94.4 million and $112.8 million.  NSP-Wisconsin submitted comments to EPA in response to the PRAP, and indicated that it had serious concerns about the cleanup approach proposed by the EPA.  It is expected that the EPA will select a final remedial action plan sometime in early 2010.

NSP-Wisconsin’s potential liability, the actual cost of remediating the Ashland site and the time frame over which the amounts may be paid out are not determinable until the EPA selects a remediation strategy for the entire site and determines NSP-Wisconsin’s level of responsibility.  NSP-Wisconsin continues to work with the WDNR to access state and federal funds to apply to the ultimate remediation cost of the entire site.  NSP-Wisconsin has recorded a liability of $97.5 million based upon the minimum of the range of remediation costs established by the PRAP, together with estimated outside legal, consultant and remedial design costs.  NSP-Wisconsin has deferred, as a regulatory asset, the costs accrued for the Ashland site based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site and has authorized recovery of similar remediation costs for other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin biennial retail rate case process.

In addition, in 2003, the Wisconsin Supreme Court rendered a ruling that reopens the possibility that NSP-Wisconsin may be able to recover a portion of the remediation costs from its insurance carriers.  Any insurance proceeds received by NSP-Wisconsin will be credited to ratepayers.

In addition to potential liability for remediation, NSP-Wisconsin may also have potential liability for natural resource damages at the Ashland site.  NSP-Wisconsin has recorded an estimate of its potential liability based upon its best estimate of potential exposure.

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

Other Environmental Requirements

EPA GHG Endangerment Finding — On Dec. 7, 2009, in response to the U. S. Supreme Court’s decision in Massachusetts v. EPA, 549 U. S. 497 (2007), the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare and that emissions from motor vehicles contribute to the GHGs in the atmosphere.  This endangerment finding creates a mandatory duty for the EPA to regulate GHGs from light duty vehicles.  The EPA has proposed to finalize GHG efficiency standards for light duty vehicles by spring 2010.  Thereafter, the EPA anticipates phasing-in permit requirements and regulation of GHGs for large stationary sources, such as power plants, in calendar year 2011.

CAIR — In March 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Wisconsin.  In response to the decisions by the D.C. Circuit Court of Appeals vacating but reinstating CAIR while the EPA develops revised regulations, the EPA has indicated that a CAIR replacement rule will be proposed in early 2010 with finalization planned for early 2011.

As currently written, CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2, with a final compliance deadline in 2015 for both emissions.  Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOx that will result in significant emission reductions.  It will be based on stringent emission controls and forms the basis for a cap and trade program.  State emission budgets or caps decline over time.  States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

For 2009, the NOx allowance costs for NSP-Wisconsin were $0.5 million.  The estimated NOx allowance cost for 2010 is $0.4 million.  Allowance cost estimates for NSP-Wisconsin are based on fuel quality and current market data.  NSP-Wisconsin believes the cost of any required capital investment or allowance purchases will be recoverable from customers in rates.

CAMR — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  In February 2008, the D. C. Circuit Court of Appeals vacated CAMR, which impacts federal CAMR requirements but not necessarily state-only rules.  The EPA has agreed to finalize MACT emission standards for all hazardous air pollutants from electric utility steam generating units by November 2011 to replace CAMR.  Xcel Energy, the parent company of NSP-Wisconsin, anticipates that the EPA will require affected facilities to demonstrate compliance within 18 to 36 months thereafter.

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

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available (BTA) for minimizing adverse environmental impacts.  In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants.  Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit (Court of Appeals) challenging the phase II rulemaking.  In January 2007, the Court of Appeals issued its decision and remanded the rule to the EPA for reconsideration.  In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the remand.  In April 2008, the U. S. Supreme Court granted limited review of the Court of Appeals’ opinion to determine whether the EPA has the authority to consider costs and benefits in assessing BTA.  On April 1, 2009, the U. S. Supreme Court issued a decision in Entergy Corp. v. Riverkeeper, Inc., concluding that the EPA can consider a cost benefit analysis when establishing BTA.  The decision overturned only one aspect of the Court of Appeals’ earlier opinion, and gives the EPA the discretion to consider costs and benefits when it reconsiders its phase II rules.  Until the EPA fully responds to the Court of Appeals’ decision, the rule’s compliance requirements and associated deadlines will remain unknown.  As such, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

Asset Retirement Obligations

NSP-Wisconsin records future plant removal obligations as a liability at fair value with a corresponding increase to the carrying values of the related long-lived assets in accordance with ASC 410 Asset Retirement and Environmental Obligations.  This liability will be increased over time by applying the interest method of accretion to the liability and the capitalized costs will be depreciated over the useful life of the related long-lived assets.  The recording of the obligation for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset.

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

A reconciliation of the beginning and ending aggregate carrying amounts of NSP-Wisconsin’s AROs is shown in the table below for the 12 months ended Dec. 31, 2009 and Dec. 31, 2008, respectively:

	Beginning				Revisions	Ending
	Balance	Liabilities	Liabilities		to Prior	Balance
(Thousands of Dollars)	Jan. 1, 2009	Recognized	Settled	Accretion	Estimates	Dec. 31, 2009
Electric plant
Electric transmission and distribution	$29	$—	$—	$2	$(5)	$26
Natural gas plant
Gas transmission and distribution	56	—	—	4	—	60
Total liability	$85	$—	$—	$6	$(5)	$86

NSP-Wisconsin revised electric transmission and distribution AROs due to revised estimates and end of life dates.

	Beginning				Revisions	Ending
	Balance	Liabilities	Liabilities		to Prior	Balance
(Thousands of Dollars)	Jan. 1, 2008	Recognized	Settled	Accretion	Estimates	Dec. 31, 2008
Electric plant
Electric transmission and distribution	$24	$—	$—	$1	$4	$29
Natural gas plant
Gas transmission and distribution	2,878	—	—	72	(2,894)	56
Total liability	$2,902	$—	$—	$73	$(2,890)	$85

Removal Costs — NSP-Wisconsin accrues an obligation for plant removal costs for generation, transmission and distribution facilities.  Generally, the accrual of future non-ARO removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates.  These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities.  Given the long periods over which the amounts were accrued and the changing of rates through time, NSP-Wisconsin has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates.  Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities.  Removal costs as of Dec. 31, 2009 and Dec. 31, 2008 were $102 million and $96 million, respectively.

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

Gas Trading Litigation

Arandell vs. e prime, Xcel Energy, NSP-Wisconsin et al. — e prime was a subsidiary of Xcel Energy Markets Holdings Inc., which is a wholly owned subsidiary of Xcel Energy.  Among other things, e prime was in the business of natural gas trading and marketing.  e prime has not engaged in natural gas trading or marketing activities since 2003.  In February 2007, a complaint was filed alleging that NSP-Wisconsin, Xcel Energy and e prime, among others, engaged in fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices.  The plaintiffs seek a declaration that contracts for natural gas entered into between Jan. 1, 2000 and Oct. 31, 2002 are void that they are entitled to repayment for amounts paid for natural gas during that time period, and that treble damages are appropriate.  The case was filed in the Wisconsin State Court (Dane County), and then removed to U. S. District Court for the Western District of Wisconsin.  In June 2007, the plaintiffs filed a motion to remand the matter to state court, which was denied, and the matter was transferred by the Multi-District Litigation panel to Federal District Court Judge Pro in Nevada, who is the judge assigned to the Western Area Wholesale Natural Gas Antitrust Litigation.  In July 2007, plaintiffs filed an amended complaint in Federal District Court in Nevada, which includes allegations against NRG, a former Xcel Energy subsidiary.  In February 2008, the court denied the defendants’ motions for summary judgment, granted plaintiffs’ motion to conduct limited discovery, and in December 2009 allowed defendants to renew their summary judgment motions.

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

Environmental Litigation

Carbon Dioxide Emissions Lawsuit — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U. S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of NSP-Wisconsin, to force reductions in CO2 emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  On Sept. 19, 2005, the court granted a motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the U. S. Court of Appeals for the Second Circuit.  On Sept. 21, 2009, the Court of Appeals issued an opinion reversing the lower court decision.  On Nov. 5, 2009, the defendants, including Xcel Energy, filed a petition for rehearing and en banc review.  It is uncertain when the Court of Appeals will respond to the petition.

Comer vs. Xcel Energy Inc. et al. — In 2006, Xcel Energy, the parent company of NSP-Wisconsin, received notice of a purported class action lawsuit filed in U. S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  Plaintiffs filed a notice of appeal to the U. S. Court of Appeals for the Fifth Circuit.  On Oct. 16, 2009, the U. S. Court of Appeals for the Fifth Circuit reversed the district court decision, in part, concluding that the plaintiffs pleaded sufficient facts to overcome the constitutional challenges that formed the basis for dismissal by the district court.  On Nov. 27, 2009, defendants, including Xcel Energy, filed a petition for en banc review.  It is uncertain when the Court of Appeals will respond to the petition.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U. S. District Court for the Northern District of California against Xcel Energy, the parent company of NSP-Wisconsin, and 23 other utilities, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008.  On Oct. 15, 2009, the U. S. District Court dismissed the lawsuit on constitutional grounds.  On Nov. 5, 2009, plaintiffs filed a notice of appeal to the U. S. Court of Appeals for the Ninth Circuit.

Employment, Tort and Commercial Litigation

MGP Insurance Coverage Litigation — In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire and La Crosse, Wis.  In lieu of participating in discussions, in October 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court.  In November 2003, NSP-Wisconsin commenced suit in Wisconsin state court against St. Paul Fire & Marine Insurance Co. and its other insurers.  Subsequently, the Minnesota court enjoined NSP-Wisconsin from pursuing the Wisconsin litigation.  The Wisconsin action remains in abeyance.

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

On Aug. 25, 2009, the Minnesota Court of Appeals affirmed the district court decision.  NSP-Wisconsin subsequently filed a petition for review of this decision with the Minnesota Supreme Court.  On Nov. 17, 2009, the Minnesota Supreme Court issued an order denying the petition.  Defendants subsequently filed in the Wisconsin state court action a motion to dismiss, which NSP-Wisconsin intends to oppose.  Oral arguments are set for March 5, 2010.  It is unknown when the court will rule on this motion.

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

14.   Regulatory Assets and Liabilities

NSP-Wisconsin’s consolidated financial statements are prepared in accordance with the provisions of ASC 980 Regulated Operations, as discussed in Note 1 to the consolidated financial statements.  Under this guidance, regulatory assets and liabilities can be created for amounts that regulators may allow to be collected, or may require to be paid back to customers in future electric and natural gas rates.  Any portion of the business that is not rate regulated cannot establish regulatory assets and liabilities.  If changes in the utility industry or the business of NSP-Wisconsin no longer allow for the application of regulatory accounting guidance under GAAP, NSP-Wisconsin would be required to recognize the write-off of regulatory assets and liabilities in its consolidated statements of income.

The components of unamortized regulatory assets and liabilities on the consolidated balance sheets of NSP-Wisconsin are:

(Thousands of Dollars)	See Note	Remaining Amortization Period	2009	2008
Regulatory Assets
Environmental costs	1	Generally four to six years once actual expenditures are incurred	$95,054	$63,727
Pension and employee benefit obligations (b)	1	Various	91,363	86,595
Losses on reacquired debt		Term of related debt	10,277	8,787
Nuclear decommissioning costs		Two years	6,293	8,775
AFUDC recorded in plant (a)		Plant lives	9,143	8,619
State commission accounting adjustments (a)		Plant lives	3,770	3,882
Conservation programs		Up to two years	2,139	711
MISO Day 2 costs			—	3,041
Contract valuation adjustments			—	2,884
Other		Various	2,663	2,732
Total noncurrent regulatory assets			$220,702	$189,753

Regulatory Liabilities
Plant removal costs	13		$102,111	$96,745
Wisconsin overrecovered fuel costs			18,493	76
Investment tax credit deferrals			8,217	6,939
Gain on sale of emission allowances			183	333
Other			2,617	1,205
Total noncurrent regulatory liabilities			$131,621	$105,298

(a)    Earns a return on investment in the ratemaking process.  These amounts are amortized consistent with recovery in rates.

(b)    Includes the non-qualified pension plan.

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

Operating results from the regulated electric utility and regulated natural gas serve as the primary basis for the chief operating decision maker to evaluate the dual performance of NSP-Wisconsin.

To report net income for regulated electric and regulated natural gas segments, NSP-Wisconsin must assign or allocate all costs and certain other income.  In general, costs are:

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
2009
Operating revenues from external customers	$671,703	$131,555	$893	$—	$804,151
Intersegment revenues	136	1,054	—	(1,190)	—
Total revenues	$671,839	$132,609	$893	$(1,190)	$804,151

Depreciation and amortization	$52,622	$8,959	$176	$—	$61,757
Interest charges and financing cost	21,082	2,715	167	—	23,964
Income tax expense (benefit)	25,877	3,075	(3,334)	—	25,618
Income from continuing operations	40,281	3,932	3,150	—	47,363

2008
Operating revenues from external customers	$665,375	$179,434	$910	$—	$845,719
Intersegment revenues	181	1,829	—	(2,010)	—
Total revenues	$665,556	$181,263	$910	$(2,010)	$845,719

Depreciation and amortization	$49,727	$8,432	$176	$—	$58,335
Interest charges and financing cost	20,611	2,796	1,181	—	24,588
Income tax expense (benefit)	24,287	4,390	(903)	—	27,774
Income (loss) from continuing operations	39,305	6,502	(286)	—	45,521

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
2007
Operating revenues from external customers	$631,833	$148,841	$843	$—	$781,517
Intersegment revenues	162	390	—	(552)	—
Total revenues	$631,995	$149,231	$843	$(552)	$781,517

Depreciation and amortization	$46,869	$7,089	$162	$—	$54,120
Interest charges and financing cost	17,967	2,385	1,191	—	21,543
Income tax expense (benefit)	20,272	2,734	(888)	—	22,118
Income (loss) from continuing operations	33,741	4,144	(19)	—	37,866

16.  Related Party Transactions

Xcel Energy Services Inc. provides management, administrative and other services for the subsidiaries of Xcel Energy, including NSP-Wisconsin.  The services are provided and billed to each subsidiary in accordance with service agreements executed by each subsidiary.  Costs are charged directly to the subsidiary, which uses the service whenever possible, and are allocated if they cannot be directly assigned.

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

The table below contains significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Thousands of Dollars)	2009	2008	2007
Operating revenues
Electric	$109,251	$106,363	$120,217
Operating expenses
Purchased power	353,248	357,946	344,501
Transmission expense	35,775	32,197	27,714
Natural gas purchased for resale	309	312	366
Other operations paid to Xcel Energy Services Inc	48,533	45,819	45,441
Interest expense	66	1,064	1,081

Accounts receivable and payable with affiliates at Dec. 31 were:

	2009		2008
	Accounts	Accounts	Accounts	Accounts
(Thousands of Dollars)	Receivable	Payable	Receivable	Payable
NSP-Minnesota	$—	$31,243	$—	$12,416
PSCo	—	30	—	71
SPS	—	29	—	58
Other subsidiaries of Xcel Energy	20,448	7,420	599	5,055
	$20,448	$38,722	$599	$17,600

NSP-Wisconsin obtains short-term borrowings from NSP-Minnesota at NSP-Minnesota’s average daily interest rate, including the cost of NSP-Minnesota’s compensating balance requirements.  At Dec. 31, 2009 and 2008, NSP-Wisconsin had notes payable outstanding to NSP-Minnesota in the amount of $15.5 million and $0.0 million, respectively.

Clearwater Investments Inc., an NSP-Wisconsin subsidiary, also had notes payable outstanding as of Dec. 31, 2009 and 2008 to Xcel Energy, in the amount of $0.6 million and $0.7 million, respectively.

17.  Summarized Quarterly Financial Data (Unaudited)

Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results.  Summarized quarterly unaudited financial data is as follows:

	Quarter Ended
(Thousands of Dollars)	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
Operating revenues	$248,854	$171,186	$182,265	$201,846
Operating income	41,116	10,656	25,954	16,855
Net income	21,721	3,476	13,623	8,543

	Quarter Ended
(Thousands of Dollars)	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
Operating revenues	$244,239	$188,139	$192,005	$221,336
Operating income	25,898	14,716	25,253	30,801
Net income	13,140	5,991	11,091	15,299

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During 2008 and 2009, and through the date of this report, there were no disagreements with the independent public accountants for NSP-Wisconsin on accounting principles or practices, financial statement disclosures or audit scope or procedures.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of Dec. 31, 2009, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

No change in NSP-Wisconsin’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting.  NSP-Wisconsin maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting.  NSP-Wisconsin has evaluated and documented its controls in process activities, in general computer activities, and on an entity-wide level.  During the year and in preparation for issuing its report for the year ended Dec. 31, 2009 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Wisconsin conducted testing and monitoring of its internal control over financial reporting.  Based on the control evaluation, testing and remediation performed, NSP-Wisconsin did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board (PCAOB) and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

Item 9B — Other Information

None

PART III

Items 10, 11, 12 and 13 of Part III of Form 10-K have been omitted per conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 10 — Directors,  Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accountant Fees and Services

Information concerning fees paid to the principal accountant for each of the last two years is contained in the Xcel Energy Proxy Statement for its 2010 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Consolidated Financial Statements
Management Report on Internal Controls — For the year ended Dec. 31, 2009.
Report of Independent Registered Public Accounting Firm — For the years ended Dec. 31, 2009, 2008 and 2007.
Consolidated Statements of Income — For the three years ended Dec. 31, 2009, 2008 and 2007.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2009, 2008 and 2007.
Consolidated Balance Sheets — As of Dec. 31, 2009 and 2008.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2009, 2008 and 2007.

3.	Exhibits

*Indicates incorporation by reference +Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*	Amended and restated articles of incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
3.02*	By-Laws of NSP-Wisconsin as amended Dec. 6, 2001 (Exhibit 3.02 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
3.03*	By-Laws of NSP-Wisconsin as amended Dec. 6, 2001 and June 3, 2008, (Exhibit 3.02 to Form 10-Q (file no. 001-03140) Aug. 4, 2008).
4.01*	Supplemental and Restated Trust Indenture dated March 1, 1991. (Exhibit 4.01K to Registration Statement 33-39831).
4.02*	Supplemental Trust Indenture dated April 1, 1991. (Exhibit 4.01 to Form 10-Q (file no. 001-03140) for the quarter ended March 31, 1991).
4.03*	Supplemental Trust Indenture dated Dec. 1, 1996. (Exhibit 4.01 to Form 8-K (file no. 001-03140) dated Dec. 12, 1996).
4.04*	Trust Indenture dated Sept. 1, 2000, between NSP-Wisconsin and Firstar Bank, NA as Trustee. (Exhibit 4.01 to Form 8-K (file no. 001-03140) dated Sept. 25, 2000).
4.05*

Supplemental Trust Indenture dated Sept. 1, 2003 between NSP-Wisconsin and US Bank NA, supplementing indentures dated April 1, 1947 and March 1, 1991 (Exhibit 4.05 to Xcel Energy Form 10-Q (file no. 001-03034) dated Nov. 13, 2003).

4.06*

Supplemental Trust Indenture dated as of Sept. 1, 2008 between NSP-Wisconsin and U. S. Bank NA, as successor Trustee, creating $200,000,000 principal amount of 6.375% First Mortgage Bonds, Series due Sept. 1, 2038 (Exhibit 4.01 of Form 8-K of NSP-Wisconsin dated Sept. 3, 2008 (file no. 001-03140)).

10.01*+	Xcel Energy Omnibus Incentive Plan (Exhibit A to Form DEF-14A (file no. 001-03034) filed Aug. 29, 2000).
10.02*+	Xcel Energy Inc. Non-Qualified Pension Plan (2009 Restatement) (Exhibit 10.02 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.03*+	Amended and Restated Executive Long-Term Incentive Award Stock Plan. (Exhibit 10.02 to Xcel Energy Form 10-Q (file no. 001-03034) for the quarter ended March 31, 1998).
10.04*+	New Century Energies Omnibus Incentive Plan, (Exhibit A to New Century Energies, Inc. Form DEF 14A (file no. 001-12927) filed March 26, 1998).
10.05*+	Xcel Energy Senior Executive Severance Policy (2009 Amendment and Restatement) (Exhibit 10.05 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008)
10.06*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy as amended and restated Jan. 1, 2009 (Exhibit 10.06 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008.
10.07*+	Xcel Energy Nonqualified Deferred Compensation Plan as amended and restated Jan. 1, 2009 (Exhibit 10.07 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.08*+

Xcel Energy Non-employee Directors’ Deferred Compensation Plan as amended and restated on Jan. 1, 2009 (Exhibit 10.08 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).

10.09*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies (Exhibit H-1 to Form U5B (file no. 001-03034) dated Nov. 16, 2000).
10.10*+	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.05 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).

10.11*+	Xcel Energy Omnibus Incentive Plan Form of Performance Share Agreement (Exhibit 10.04 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.12*+	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.07 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.13*+	Xcel Energy Omnibus 2005 Incentive Plan (Appendix B to Exhibit 14A, Definitive Proxy Statement to Xcel Energy (file no. 001-03034) dated April 11, 2005).
10.14*+	Xcel Energy Executive Annual Incentive Award Plan (Appendix C to Exhibit 14A, Definitive Proxy Statement to Xcel Energy (file no. 001-03034) dated April 11, 2005).
10.15*+	Xcel Energy Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009 (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.16*+

First Amendment to the Xcel Energy Inc. Executive Annual Incentive Award Plan effective as of Jan. 1, 2009 (Exhibit 10.21 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).

10.17*+	First Amendment to the Xcel Energy Inc. Omnibus Incentive Award Plan as of Jan. 1, 2009 (Exhibit 10.22 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.18*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP- Minnesota Exhibit 10.01 to NSP-Wisconsin Form S-4 (file no. 333-112033) dated Jan. 21, 2004).
10.19*+

Second Amendment to the Xcel Energy 2005 Omnibus Incentive Plan (renaming it the Xcel Energy 2005 Long-Term Incentive Plan) (Exhibit 10.05 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended Sept. 30, 2009).

10.20*+

Amendment dated Aug. 26, 2009 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy. Exhibit 10.06 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended Sept. 30, 2009).

10.21*+

Second Amendment to the Xcel Energy Inc. Executive Annual Incentive Award Plan (Effective May 25, 2005) (Exhibit 10.07 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended Sept. 30, 2009).

10.22*+	Xcel Energy Executive Annual Incentive Award Plan Form of Restricted Stock Agreement (Exhibit 10.08 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended Sept. 30, 2009).
10.23*+	Xcel Energy 2010 Executive Annual Discretionary Award Plan. (Exhibit 10.24 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2009).

12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SCHEDULE II

NSP-WISCONSIN AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended Dec. 31, 2009, 2008 and 2007

(amounts in thousands of dollars)

		Additions
	Balance at Jan. 1	Charged to costs and expenses	Charged to other accounts (a)	Deductions from reserves (b)	Balance at Dec. 31
Reserve deducted from related assets:
Allowance for bad debts:
2009	$4,658	$4,505	$1,050	$5,504	$4,709
2008	2,830	4,784	1,135	4,091	4,658
2007	2,180	4,235	1,389	4,974	2,830

(a) Recovery of amounts previously written off.
(b) Principally bad debts written off or transferred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STATES POWER COMPANY

/S/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer
(Principal Financial Officer)

March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 1, 2010.

/S/ MICHAEL L. SWENSON	/S/ RICHARD C. KELLY
Michael L. Swenson	Richard C. Kelly
President, Chief Executive Officer and Director	Chairman and Director
(Principal Executive Officer)

/S/ TERESA S. MADDEN	/S/ DAVID M. SPARBY
Teresa S. Madden	David M. Sparby
Vice President and Controller	Vice President and Chief Financial Officer
(Principal Accounting Officer)	(Principal Financial Officer)

/S/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

NSP-Wisconsin has not sent, and does not expect to send, an annual report or proxy statement to its security holder.