Form 10-Q
period 2010-03-31
NORTHERN STATES POWER CO /WI/
filed 2010-05-03
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2010
Common Stock, $100 par value	933,000 shares

Northern States Power Company (a Wisconsin corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

Certifications Pursuant to Section 302
Certifications Pursuant to Section 906
Statement Pursuant to Private Litigation

This Form 10-Q is filed by Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin).  NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended March 31,
	2010	2009
Operating revenues
Electric	$173,062	$184,328
Natural gas	51,481	64,310
Other	226	216
Total operating revenues	224,769	248,854

Operating expenses
Electric fuel and purchased power	97,350	101,150
Cost of natural gas sold and transported	36,078	48,132
Other operating and maintenance expenses	37,886	34,140
Conservation program expenses	2,896	3,052
Depreciation and amortization	15,730	15,243
Taxes (other than income taxes)	5,962	6,021
Total operating expenses	195,902	207,738

Operating income	28,867	41,116

Other income, net	663	249
Allowance for funds used during construction — equity	434	271

Interest charges and financing costs
Interest charges — includes other financing costs of $350 and $340, respectively	6,356	6,652
Allowance for funds used during construction — debt	(185)	(155)
Total interest charges and financing costs	6,171	6,497

Income before income taxes	23,793	35,139
Income taxes	10,249	13,418
Net income	$13,544	$21,721

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$13,544	$21,721
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,057	16,026
Deferred income taxes	3,648	1,180
Amortization of investment tax credits	(156)	(157)
Allowance for equity funds used during construction	(434)	(271)
Net realized and unrealized hedging and derivative transactions	31	1,048
Changes in operating assets and liabilities:
Accounts receivable	20,601	(1,684)
Accrued unbilled revenues	9,527	3,510
Inventories	7,050	18,314
Other current assets	11,917	5,360
Accounts payable	(16,918)	(8,461)
Net regulatory assets and liabilities	(2,351)	5,184
Other current liabilities	7,021	534
Change in other noncurrent assets	(39)	73
Change in other noncurrent liabilities	423	272
Net cash provided by operating activities	69,921	62,649

Investing activities
Utility capital/construction expenditures	(26,171)	(20,959)
Allowance for equity funds used during construction	434	271
Other investments	2,243	2,777
Net cash used in investing activities	(23,494)	(17,911)

Financing activities
Proceeds from notes payable to affiliate	131,400	—
Repayment of notes payable to affiliate	(129,300)	—
Repayment of long-term debt, including reacquisition premiums	(10)	(66,817)
Dividends paid to parent	(48,522)	(8,583)
Net cash used in financing activities	(46,432)	(75,400)

Net decrease in cash and cash equivalents	(5)	(30,662)
Cash and cash equivalents at beginning of period	923	31,611
Cash and cash equivalents at end of period	$918	$949
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(6,784)	$(7,200)
Cash received (paid) for income taxes, net	5,878	(8,534)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$2,062	$2,879

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	March 31, 2010	Dec. 31, 2009
Assets
Current assets
Cash and cash equivalents	$918	$923
Accounts receivable, net	49,916	50,069
Accounts receivable from affiliates	—	20,448
Accrued unbilled revenues	35,380	44,907
Inventories	21,393	28,443
Prepaid taxes	14,839	26,646
Deferred income taxes	6,054	4,238
Prepayments and other	3,769	6,507
Total current assets	132,269	182,181

Property, plant and equipment, net	1,071,228	1,059,773

Other assets
Regulatory assets	219,866	220,702
Other investments	4,084	4,287
Other	4,739	4,768
Total other assets	228,689	229,757
Total assets	$1,432,186	$1,471,711

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,360	$1,365
Notes payable to affiliates	18,200	16,100
Accounts payable	30,228	36,560
Accounts payable to affiliates	28,398	38,722
Dividends payable to parent	8,774	8,522
Accrued interest.	5,509	6,440
Taxes accrued	6,166	911
Derivative instruments valuation	1,159	20
Other	18,393	15,869
Total current liabilities	118,187	124,509

Deferred credits and other liabilities
Deferred income taxes	189,666	183,909
Deferred investment tax credits	9,576	9,732
Regulatory liabilities	127,728	131,621
Environmental liabilities	95,072	95,085
Pension and employee benefit obligations	45,306	45,247
Customer advances	16,848	16,672
Other	3,941	3,884
Total deferred credits and other liabilities	488,137	486,150

Commitments and contingent liabilities
Capitalization
Long-term debt	367,999	367,978
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	146,505	146,505
Retained earnings	218,705	253,935
Accumulated other comprehensive loss	(647)	(666)
Total common stockholder’s equity	457,863	493,074
Total liabilities and equity	$1,432,186	$1,471,711

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2010 and Dec. 31, 2009; the results of operations for the three months ended March 31, 2010 and 2009; and its cash flows for the three months ended March 31, 2010 and 2009.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after March 31, 2010 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2009 balance sheet information has been derived from the audited 2009 financial statements.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2009, filed with the SEC on March 1, 2010.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales,  interim results are not necessarily an appropriate base from which to project annual results.

1.        Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2009, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.        Accounting Pronouncements

Recently Adopted

Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance on consolidation of variable interest entities. The guidance affects various elements of consolidation, including the determination of whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary. These updates to the FASB Accounting Standards Codification (ASC or Codification) are effective for interim and annual periods beginning after Nov. 15, 2009.  NSP-Wisconsin implemented the guidance on Jan. 1, 2010, and the implementation did not have a material impact on its consolidated financial statements.  For further information and required disclosures regarding variable interest entities, see Note 6 to the consolidated financial statements.

Fair Value Measurement Disclosures — In January 2010, the FASB issued Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (Accounting Standards Update (ASU) No. 2010-06), which updates the Codification to require new disclosures for assets and liabilities measured at fair value. The requirements include expanded disclosure of valuation methodologies for fair value measurements, transfers between levels of the fair value hierarchy, and gross rather than net presentation of certain changes in Level 3 fair value measurements. The updates to the Codification contained in ASU No. 2010-06 were effective for interim and annual periods beginning after Dec. 15, 2009, except for requirements related to gross presentation of certain changes in Level 3 fair value measurements, which are effective for interim and annual periods beginning after Dec. 15, 2010.  NSP-Wisconsin implemented the portions of the guidance required on Jan. 1, 2010, and the implementation did not have a material impact on its consolidated financial statements.  For further information and required disclosures, see Note 8 to the consolidated financial statements.

3.        Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2010	Dec. 31, 2009
Accounts receivable, net
Accounts receivable	$54,406	$54,778
Less allowance for bad debts	(4,490)	(4,709)
	$49,916	$50,069
Inventories
Materials and supplies	$5,020	$4,892
Fuel	12,998	13,377
Natural gas	3,375	10,174
	$21,393	$28,443
Property, plant and equipment, net
Electric plant	$1,497,285	$1,486,696
Natural gas plant	189,219	187,459
Common and other property	110,190	109,226
Construction work in progress	63,804	52,144
Total property, plant and equipment	1,860,498	1,835,525
Less accumulated depreciation	(789,270)	(775,752)
	$1,071,228	$1,059,773

4.        Income Taxes

Medicare Part D Subsidy Reimbursements — In March 2010, the Patient Protection and Affordable Care Act was signed into law.  The law includes provisions to generate tax revenue to help offset the cost of the new legislation.  One of these provisions reduces the deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage, beginning in 2013.  Based on this provision, NSP-Wisconsin is subject to additional taxes and is required to reverse previously recorded tax benefits in the period of enactment.

NSP-Wisconsin expensed approximately $0.7 million of previously recognized tax benefits relating to Medicare Part D subsidies during the first quarter of 2010.  NSP-Wisconsin does not expect the $0.7 million of additional tax expense to recur in future periods.  However, the 2010 effective tax rate will increase due to additional tax expense of approximately $0.2 million associated with current year retiree health care accruals.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In the first quarter of 2010, the IRS (Internal Revenue Service) completed an examination of Xcel Energy’s federal income tax returns of tax years 2006 and 2007. The IRS did not propose any material adjustments for those tax years. The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expires on Aug. 28, 2010.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2010, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2005. There currently are no state income tax audits in progress.

Unrecognized Tax Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual effective tax rate (ETR). In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment of cash to the taxing authority to an earlier period.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Unrecognized tax benefit - Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit - Temporary tax positions	1.1	1.0
Unrecognized tax benefit balance	$1.3	$1.2

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards were as follows:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Tax benefits associated with NOL and tax credit carryforward	$(0.1)	$—

The increase in the unrecognized tax benefit balance of $0.1 million from Dec. 31, 2009 to March 31, 2010 was due to the addition of similar uncertain tax positions related to ongoing activity. NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months when the IRS and state audits resume. At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits is as follows:

(Millions of Dollars)	2010	2009
Payable for interest related to unrecognized tax benefits at Jan. 1	$—	$(0.1)
Interest expense related to unrecognized tax benefits	(0.1)	—
Payable for interest related to unrecognized tax benefits at March 31	$(0.1)	$(0.1)

No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2010 or Dec. 31, 2009.

5.        Rate Matters

Except to the extent noted below, the circumstances set forth in Note 12 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2009 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

2009 Electric Fuel Cost Recovery — In April 2009, the PSCW initiated a fuel cost recovery proceeding under the Wisconsin fuel rules and set NSP-Wisconsin’s rates subject to refund with interest, pending a full review of 2009 fuel costs.  The PSCW has not yet completed its audit, but based on actual 2009 fuel costs, NSP-Wisconsin anticipates a $19.1 million fuel refund obligation.  In NSP-Wisconsin’s 2010 rate case decision, the PSCW authorized NSP-Wisconsin to apply $6.4 million of the 2009 fuel refund obligation to offset the 2010 Wisconsin retail electric rate increase.  The remainder, estimated at $12.7 million, was refunded to customers based on a per kilowatt hour credit applied to all sales from Feb. 16 through March 15, 2010.  Any difference between the final audited refund amount, including interest, and the actual amount refunded to customers will be deferred to NSP-Wisconsin’s next rate proceeding.

2010 Electric Fuel Cost Recovery — NSP-Wisconsin’s fuel and purchased power costs through March 2010 were approximately $1.8  million, or 4.5 percent lower than authorized in the 2010 electric rate case, which is outside the monthly and cumulative variance ranges for monitored fuel costs established by the PSCW.  Pursuant to the fuel rules, it is expected that during the second quarter of 2010, NSP-Wisconsin’s electric rates will be set subject to refund with interest at 10.4 percent, pending a full review of 2010 fuel costs.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

FERC Rate Case for Wholesale Municipal Customers — On April 1, 2010, NSP-Wisconsin filed an application with the FERC seeking changes to the rates, terms and conditions of the firm power sale for resale service agreement provided to its ten wholesale municipal full-requirements customers.  The filing would allow NSP-Wisconsin:

•      To set rates that will allow it to collect revenues sufficient to recover significant increases in its costs of services to the customers since rates were last set in 2006;

•      To convert from existing cost-based production stated rates to cost-based production formula rates; and

•      To establish a means to collect from the customers their proportionate share of presently unrecovered transmission costs incurred by the NSP System, whereby NSP-Minnesota and NSP-Wisconsin share all generation and transmission costs through the Interchange Agreement, which is a FERC-approved tariff.

NSP-Wisconsin has requested the FERC to accept the formula rate template as the rate effective June 1, 2010, but permit NSP-Wisconsin to delay charging the customers the rates derived by the formula until July 1, 2010.  NSP-Wisconsin cannot, at this time, estimate the amount of the rate increase to the customers when the new rates become effective July 1, 2010 because the data to populate the formula rate template is derived from NSP-Wisconsin’s 2009 FERC Form No. 1, which was  not completed and filed with the FERC until April 16, 2010.  However, had the formula rates been in effect for formula rate year July 1, 2009 through June 30, 2010, the customers would have seen an increase over present rates of approximately $1.3 million or 4.4 percent.  Given the investment in NSP System generation and the increase in operations and maintenance expenses, NSP-Wisconsin estimates that the formula rate increase over present rates for formula rate year July 1, 2010 through June 30, 2011 will be in excess of 4.4 percent.  The rate application is pending FERC action.

On April 22, 2010, the NSP-Wisconsin municipal wholesale customers filed a motion to intervene and protest with the FERC.  The customers protest the Interchange Agreement, arguing that the inputs to the proposed formula rate are not transparent and NSP-Wisconsin has not provided adequate support for the costs billed to it by NSP-Minnesota.  In addition, they seek the maximum suspension period.

6.        Commitments and Contingent Liabilities

Except as noted below and in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the circumstances set forth in Notes 12 and 13 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2009 appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.  The following include contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

Commitments

Variable Interest Entities — Effective Jan. 1, 2010, NSP-Wisconsin adopted new guidance on consolidation of variable interest entities contained in ASC 810 Consolidation.  The guidance requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary.

Low-Income Housing Limited Partnerships — NSP-Wisconsin has entered into limited partnerships for the construction and operation of affordable rental housing developments which qualify for low-income housing tax credits.  NSP-Wisconsin has determined the low-income housing limited partnerships to be variable interest entities primarily due to contractual arrangements within each limited partnership that establish sharing of ongoing voting control and profits and losses that does not consistently align with the partners’ proportional equity ownership.  These limited partnerships are designed to qualify for low-income housing tax credits, and NSP-Wisconsin received a larger allocation of the tax credits than the general partners at inception of the arrangements.  It has been determined that NSP-Wisconsin has the power to direct the activities that most significantly impact these entities’ economic performance, and therefore NSP-Wisconsin consolidates these limited partnerships in its consolidated financial statements.

Equity financing for these entities has been provided by NSP-Wisconsin and the general partner of each limited partnership, and NSP-Wisconsin’s risk of loss is limited to its capital contributions, adjusted for any distributions and its share of undistributed profits and losses; no significant additional financial support has been, or is in the future, required to be provided to the limited partnerships by NSP-Wisconsin.  Mortgage-backed debt comprises the majority of the financing at inception of each limited partnership and is to be paid over the life of the limited partnership arrangement.  Obligations of the limited partnerships are secured by the low-income housing properties of each limited partnership, and the creditors of each limited partnership have no significant recourse to NSP-Wisconsin or its subsidiaries.  Likewise, the assets of the limited partnerships may only be used to settle obligations of the limited partnerships, and not those of NSP-Wisconsin or its subsidiaries.

Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for the NSP-Wisconsin low-income housing limited partnerships include the following:

(Thousands of Dollars)	March 31, 2010	Dec. 31, 2009
Current assets	$163	$208
Property, plant and equipment, net	3,003	3,030
Other noncurrent assets	85	82
Total assets	$3,251	$3,320

Current portion of mortgages and other current liabilities	$1,434	$1,476
Mortgages and other long-term debt payable	679	684
Other noncurrent liabilities	43	40
Total liabilities	$2,156	$2,200

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

Site Remediation — NSP-Wisconsin must pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including sites of former manufactured gas plants (MGPs) operated by NSP-Wisconsin, its predecessors, or other entities; and third party sites, such as landfills, for which NSP-Wisconsin is alleged to be a PRP that sent hazardous materials and wastes.  At March 31, 2010, the liability for the cost of remediating these sites was estimated to be $100.8 million, of which $5.7 million was considered to be a current liability.

Manufactured Gas Plant Sites

Ashland MGP Site — NSP-Wisconsin has been named a PRP for creosote and coal tar contamination at a site in Ashland, Wis.  The Ashland/Northern States Power Lakefront Superfund Site (Ashland site) includes property owned by NSP-Wisconsin, which was previously an MGP facility and two other properties: an adjacent city lakeshore park area, on which an unaffiliated third party previously operated a sawmill; and an area of Lake Superior’s Chequamegon Bay adjoining the park.

In September 2002, the Ashland site was placed on the National Priorities List.  A final determination of the scope and cost of the remediation of the Ashland site is not currently expected until sometime in 2010.  In October 2004, the state of Wisconsin filed a lawsuit in Wisconsin state court for reimbursement of past oversight costs incurred at the Ashland site between 1994 and March 2003 in the approximate amount of $1.4 million.  The state also alleged a claim for forfeitures and interest.  This litigation was resolved in the first quarter of 2009, and all costs paid to the state are expected to be recoverable in rates.

In 2009, the Environmental Protection Agency (EPA) issued its proposed remedial action plan (PRAP).  The estimated remediation costs for the cleanup proposed by the EPA in the PRAP range between $94.4 million and $112.8 million.  NSP-Wisconsin submitted comments to EPA in response to the PRAP, and indicated that it had serious concerns about the cleanup approach proposed by the EPA.  It is expected that the EPA will select a final remedial action plan sometime in 2010.

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

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of NSP-Wisconsin’s facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated.  NSP-Wisconsin’s removal costs for asbestos are expected to be immaterial; therefore, no asset retirement obligation was recorded.  See additional discussion of asset retirement obligations in Note 13 of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2009. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

EPA Greenhouse Gas (GHG) Endangerment Finding — On Dec. 7, 2009, in response to the U. S. Supreme Court’s decision in Massachusetts v. EPA, 549 U. S. 497 (2007), the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare and that emissions from motor vehicles contribute to the GHGs in the atmosphere.  This endangerment finding creates a mandatory duty for the EPA to regulate GHGs from light duty vehicles.  On April 1, 2010, the EPA issued GHG efficiency standards for light duty vehicles, which will take effect on Jan. 2, 2011.  The EPA takes the position that after Jan. 2, 2011, any permit issued for major stationary sources, such as power plants, must address GHG emissions through Best Available Control Technology review and emissions limits.

Clean Air Interstate Rule (CAIR) — In March 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions.  The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Wisconsin.  In response to the decisions by the U. S. Court of Appeals for the District of Columbia, which vacated but later reinstated CAIR while the EPA develops revised regulations, the EPA has indicated that a CAIR replacement rule will be proposed in May 2010 with finalization planned for 2011.

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

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  In February 2008, the U. S. Court of Appeals for the District of Columbia vacated CAMR, which impacts federal CAMR requirements, but not necessarily state-only mercury legislation and rules.  The EPA has agreed to finalize Maximum Achievable Control Technology (MACT) emission standards for all hazardous air pollutants from electric utility steam generating units by November 2011 to replace CAMR.  Xcel Energy anticipates that the EPA will require affected facilities to demonstrate compliance within 18 to 36 months thereafter.

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

NSP-Wisconsin has proposed a gasifier project for boiler 5 at the Bay Front plant.  If the gasifier project is implemented prior to 2015, that boiler will no longer be subject to this rule as long as the modification does not increase mercury emissions, and the boiler no longer burns coal.  At that point, it will likely be subject to revised commercial and industrial boiler MACT (Boiler MACT) requirements.  In addition, if the Boiler MACT is revised prior to 2015, boilers 1 and 2 will no longer be subject to the Wisconsin mercury reduction rule, and will need to comply with the Boiler MACT.  As such, any cost estimates to comply with the Wisconsin mercury reduction rule are premature at this time.

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

Gas Trading Litigation

Arandell vs. e prime, Xcel Energy, NSP-Wisconsin et al. — e prime, inc. (eprime) is a subsidiary of Xcel Energy Markets Holdings Inc., which is a wholly owned subsidiary of Xcel Energy.  Among other things, e prime was in the business of natural gas trading and marketing.  e prime has not engaged in natural gas trading or marketing activities since 2003.  In February 2007, a complaint was filed alleging that NSP-Wisconsin, Xcel Energy and e prime, among others, engaged in fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices.  The plaintiffs seek a declaration that contracts for natural gas entered into between Jan. 1, 2000 and Oct. 31, 2002 are void that they are entitled to repayment for amounts paid for natural gas during that time period, and that treble damages are appropriate.  The case was filed in the Wisconsin State Court (Dane County), and then removed to U. S. District Court for the Western District of Wisconsin.  In June 2007, the plaintiffs filed a motion to remand the matter to state court, which was denied, and the matter was transferred by the Multi-District Litigation panel to Federal District Court Judge Pro in Nevada, who is the judge assigned to the Western Area Wholesale Natural Gas Antitrust Litigation.  In July 2007, plaintiffs filed an amended complaint in Federal District Court in Nevada, which includes allegations against NRG, a former Xcel Energy subsidiary.  In February 2008, the court denied the defendants’ motions for summary judgment, granted plaintiffs’ motion to conduct limited discovery, and in December 2009 allowed defendants to renew their summary judgment motions.

In March 2009, Newpage Wisconsin System Inc. commenced a lawsuit in state court in Wood County, Wis.  The allegations are substantially similar to Arandell and name several defendants, including Xcel Energy, e prime and NSP-Wisconsin.  In September 2009, Plaintiffs moved to consolidate the Newpage and Arandell matters.  Defendants have filed motions to dismiss and, as with Arandell, Xcel Energy, e prime and NSP-Wisconsin believe the allegations asserted against them are without merit and they intend to vigorously defend against the asserted claims.

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U. S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of NSP-Wisconsin, to force reductions in CO2 emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  On Sept. 19, 2005, the court granted a motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the U. S. Court of Appeals for the Second Circuit.  On Sept. 21, 2009, the Court of Appeals issued an opinion reversing the lower court decision.  A subsequent petition for rehearing and en banc review was denied.  Defendants anticipate filing a petition for review with the U. S. Supreme Court on or before June 2010.

Comer vs. Xcel Energy Inc. et al. — In 2006, Xcel Energy, the parent company of NSP-Wisconsin, received notice of a purported class action lawsuit filed in U. S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  Plaintiffs filed a notice of appeal to the U. S. Court of Appeals for the Fifth Circuit.  On Oct. 16, 2009, the U. S. Court of Appeals for the Fifth Circuit reversed the district court decision, in part, concluding that the plaintiffs pleaded sufficient facts to overcome the constitutional challenges that formed the basis for dismissal by the district court.  A subsequent petition by defendants, including Xcel Energy, for en banc review was granted.  Oral arguments are expected to be presented to the Fifth Circuit panel on May 24, 2010.

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

Employment, Tort and Commercial Litigation

MGP Insurance Coverage Litigation — In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire and La Crosse, Wis.  In lieu of participating in discussions, in October 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court.  In November 2003, NSP-Wisconsin commenced suit in Wisconsin state court against St. Paul Fire & Marine Insurance Co. and its other insurers.  Subsequently, the Minnesota court enjoined NSP-Wisconsin from pursuing the Wisconsin litigation.  In July of 2007, the Minnesota trial court granted defendant’s motion for summary judgment, which was affirmed on appeal in August 2009.  Pursuant to defendants’ motion, the Wisconsin action was dismissed in March 2010.  In April 2010, NSP-Wisconsin appealed this decision to the Wisconsin Court of Appeals.

NSP-Wisconsin has reached settlements with 22 insurers, and these insurers have been dismissed from both the Minnesota and Wisconsin actions.  NSP-Wisconsin has also reached settlements in principle with Ranger Insurance Company, TIG Insurance Company, Royal Indemnity Company and Globe Indemnity Company.

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

Robarge vs. NSP-Wisconsin — Plaintiffs in this purported class action, served in late 2009 and venued in County Circuit Court in Eau Claire, Wis., allege that NSP-Wisconsin has engaged in unfair and improper refund practices regarding the cost of service extensions and seek certification of a class of those similarly situated.  Plaintiffs claim entitlement to actual damages in an amount, as yet undetermined, punitive damages, injunctive relief, and fees and costs.  NSP-Wisconsin filed a motion for dismissal, which was denied in March 2010, and the parties are now engaged in discovery.  NSP-Wisconsin will vigorously defend this matter, which it believes is without merit, and will continue to pursue dismissal or summary judgment.

7.        Short-Term Borrowings

NSP-Wisconsin has an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  The following table presents the intercompany borrowing arrangement for NSP-Wisconsin:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Notes payable outstanding	$17.6	$15.5
Weighted average interest rate	0.29%	0.36%
Commercial paper available for issuance	$100	$100

The following table presents the notes payable of Clearwater Investments Inc., an NSP-Wisconsin subsidiary, to Xcel Energy:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Notes payable outstanding	$0.6	$0.6
Weighted average interest rate	0.34%	0.37%

8.        Derivative Instruments and Fair Value Measurements

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

At March 31, 2010, accumulated other comprehensive income related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.  There were no material losses related to interest rate derivatives reclassified from accumulated other comprehensive into earnings during the three months ended March 31, 2010.

Commodity Derivatives — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy and gas for resale.

At March 31, 2010, NSP-Wisconsin had no commodity derivative contracts designated as cash flow hedges.  However, as of March 31, 2010, NPS-Wisconsin has entered into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging instruments.  Changes in the fair value of these commodity derivative instruments are deferred as a regulatory asset or liability based on the commission approved regulatory recovery mechanisms.

The following table details the gross notional amounts of futures, forwards and financial transmission rights of commodity derivative contracts at March 31, 2010 and Dec. 31, 2009:

(Amounts in Thousands) (a)(b)	March 31, 2010	Dec. 31, 2009
MMBtu of natural gas	906	2,053

(a) Amounts are not reflective of net positions in the underlying commodities.

(b) Notional amounts for options are also included on a gross basis, but are weighted for the probability of exercise.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended March 31,
(Thousands of Dollars)	2010	2009
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(666)	$(742)
After-tax net realized losses on derivative transactions reclassified into earnings	19	19
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(647)	$(723)

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three months ended March 31, 2010 and March 31, 2009, and as such, had no gains or losses from fair value hedges or related hedged transactions for these periods.

During the three months ended March 31, 2010 and March 31, 2009, changes in the fair value of natural gas commodity derivatives resulted in net losses of $1.5 million and $0.4 million, respectively, recognized as regulatory assets and liabilities.  Natural gas commodity derivatives settlement gains of $0.3 million and losses of $4.3 million were incurred during the three months ended March 31, 2010 and March 31, 2009, respectively, subject to purchased natural gas cost recovery mechanisms, which capture derivative settlement gains and losses out of income as a regulatory asset or liability, as appropriate.

Credit Related Contingent Features — Contract provisions of the derivative instruments that NSP-Wisconsin enters into may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Wisconsin is unable to maintain its credit ratings.  If the credit ratings of NSP-Wisconsin at March 31, 2010 and Dec. 31, 2009 were downgraded below investment grade, no contracts underlying NSP-Wisconsin’s derivative liabilities would require the posting of collateral or contract settlement upon the downgrade.

Certain of NSP-Wisconsin’s derivative instruments are subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Wisconsin’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  As of March 31, 2010 and Dec. 31, 2009, NSP-Wisconsin had no collateral posted related to adequate assurance clauses in derivative contracts.

Fair Value Measurements

ASC 820 Fair Value Measurements and Disclosures provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value was established by this guidance. The three levels in the hierarchy and examples of each level are as follows:

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

The following tables present, for each of these hierarchy levels, NSP-Wisconsin’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2010
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative liabilities
Natural gas commodity	$—	$(1,159)	$—	$(1,159)	$—	$(1,159)

	Dec. 31, 2009
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Natural gas commodity (a)	$—	$608	$—	$608	$5	$613
Current derivative liabilities
Natural gas commodity	—	15	—	15	5	20

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

9.        Financial Instruments

The estimated fair values of NSP-Wisconsin’s recorded financial instruments are as follows:

	March 31, 2010		Dec. 31, 2009
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Other investments	$115	$115	$134	$134
Long-term debt, including current portion	369,359	397,527	369,343	394,476

The fair value of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts.  The fair value of NSP-Wisconsin’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.

The fair value estimates presented are based on information available to management as of March 31, 2010 and Dec. 31, 2009.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair values may differ significantly.

Guarantees — NSP-Wisconsin provides a guarantee for payment or performance under a specified agreement.  As a result, NSP-Wisconsin’s exposure under the guarantee is based upon the net liability under the specified agreement.  The guarantee issued by NSP-Wisconsin limits the exposure of NSP-Wisconsin to a maximum amount stated in the guarantee.  The guarantee requires no liability to be recorded, contains no recourse provisions and requires no collateral.  At March 31, 2010 and Dec. 31, 2009, NSP-Wisconsin had issued guarantees of up to $1.0 million with $0.5 million of known exposure under these guarantees.

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At March 31, 2010 and Dec. 31, 2009, there were no letters of credit outstanding.

10.      Other Income, Net

Other income (expense), net, consisted of the following:

	Three Months Ended March 31,
(Thousands of Dollars)	2010	2009
Interest income	$732	$274
Other nonoperating income	14	32
Insurance policy expenses	(83)	(57)
Other income, net	$663	$249

11.      Segment Information

NSP-Wisconsin has two reportable segments, regulated electric utility and regulated natural gas utility.  All other revenues primarily include investments in rental housing projects that qualify for low-income housing tax credits.

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended March 31, 2010
Operating revenues from external customers	$173,062	$51,481	$226	$—	$224,769
Intersegment revenues	87	270	—	(357)	—
Total revenues	$173,149	$51,751	$226	$(357)	$224,769
Net income (loss)	$9,686	$3,983	$(125)	$—	$13,544

Three Months Ended March 31, 2009
Operating revenues from external customers	$184,328	$64,310	$216	$—	$248,854
Intersegment revenues	34	553	—	(587)	—
Total revenues	$184,362	$64,863	$216	$(587)	$248,854
Net income	$17,067	$4,531	$123	$—	$21,721

12.      Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended March 31,
(Thousands of Dollars)	2010	2009
Net income	$13,544	$21,721
Other comprehensive income:
After-tax net realized losses on derivative transactions reclassified into earnings	19	19
Comprehensive income	$13,563	$21,740

13.      Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2010	2009	2010	2009
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy Inc.
Service cost	$17,618	$15,986	$1,038	$1,276
Interest cost	40,652	41,849	10,529	12,156
Expected return on plan assets	(58,124)	(63,360)	(7,134)	(5,394)
Amortization of transition obligation.	—	—	3,611	3,496
Amortization of prior service cost (credit)	5,164	6,155	(1,233)	(652)
Amortization of net loss	11,024	2,929	2,709	4,885
Net periodic benefit cost	16,334	3,559	9,520	15,767
Costs not recognized and additional cost recognized due to the effects of regulation	(7,326)	(487)	973	973
Net benefit cost recognized for financial reporting	$9,008	$3,072	$10,493	$16,740

NSP-Wisconsin
Net benefit cost recognized for financial reporting	$1,074	$130	$402	$580

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

Forward-Looking Statements

The following discussion and analysis by management focuses on those factors that had a material effect on NSP-Wisconsin’s financial condition, results of operations, and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes to the consolidated financial statements.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results. Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; environmental laws and regulations; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2009, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Market Risks

NSP-Wisconsin is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in its Annual Report on Form 10-K for the year ended Dec. 31, 2009.  Commodity price and interest rate risks for NSP-Wisconsin are mitigated in most jurisdictions due to cost-based rate regulation.

Distress in the financial markets may also impact the fair value of the debt and equity securities in pension and postretirement health care plan trusts, as well as NSP-Wisconsin’s ability to earn a return on short-term investments of excess cash.  As of March 31, 2010, there have been no material changes to market risks from that set forth in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2009.

Results of Operations

NSP-Wisconsin’s net income was $13.5 million for the first three months of 2010, compared with $21.7 million for the first three months of 2009.

Electric Revenues and Margin

Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power.  The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.

Electric — The following tables detail the change in electric revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2010	2009
Electric revenues	$173	$184
Electric fuel and purchased power	(97)	(101)
Electric margin	$76	$83

The following summarizes the components of the changes in electric revenues and electric margin for the three months ended March 31, 2010:

Electric Revenues

(Millions of Dollars)	2010 vs. 2009
Fuel and purchased power cost recovery	$(5)
Estimated impact of weather	(2)
Retail sales decline (excluding weather impact)	(1)
Retail rate increases	7
Other, net	(10)
Total decrease in electric revenue	$(11)

Electric Margin

(Millions of Dollars)	2010 vs. 2009
Fuel and purchased power cost recovery	$(3)
Estimated impact of weather	(2)
Retail sales decline (excluding weather impact)	(1)
Retail rate increases	7
Interchange agreement billing with NSP-Minnesota	1
Other, net	(9)
Total decrease in electric margin	$(7)

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

Natural Gas — The following table details the change in natural gas revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2010	2009
Natural gas revenues	$51	$64
Cost of natural gas sold and transported	(36)	(48)
Natural gas margin	$15	$16

The following summarizes the components of the changes in natural gas revenues and margin for the three months ended March 31, 2010:

Natural Gas Revenues

(Millions of Dollars)	2010 vs. 2009
Purchased natural gas adjustment clause recovery	$(13)
Estimated impact of weather	(1)
Other, net	1
Total decrease in natural gas revenues	$(13)

Natural Gas Margin

(Millions of Dollars)	2010 vs. 2009
Estimated impact of weather	$(1)
Total decrease in natural gas margin	$(1)

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first three months of 2010 increased $3.7 million, or 11.0 percent, compared with 2009.  The higher insurance costs in 2010 are the result of a one-time cost reimbursement in 2009 related to a legal settlement and higher premiums.  The following summarizes the components of the changes in other operating and maintenance expense for the three months ended March 31, 2009:

(Millions of Dollars)	2010 vs. 2009
Higher insurance costs	$2
Higher Interchange Agreement billing costs with NSP-Minnesota	1
Other, net	1
Total increase in other operating and maintenance expenses	$4

Income Taxes — Income tax expense decreased by $3.2 million for the first three months of 2010, compared with the first three months of 2009.  The decrease in income tax expense was primarily due to a decrease in pretax income, partially offset by a write-off of tax benefits previously recorded for Medicare Part D subsidies.  The effective tax rate was 43.1 percent for the first three months of 2010, compared with 38.2 percent for the same period in 2009.  The higher effective tax rate for the first three months of 2010 was primarily due to the write-off of tax benefit for Medicare Part D subsidies.  Without this write-off, the effective tax rate for the first three months of 2010 would have been 40.1 percent.

Factors Affecting Results of Continuing Operations

Public Utility Regulation

Bay Front Biomass Gasification — In December 2009, the PSCW granted NSP-Wisconsin a certificate of authority to install biomass gasification technology at the Bay Front Power Plant in Ashland, Wis.  The project will convert a third boiler to biomass gasification technology allowing the plant to use up to 100 percent biomass in all three boilers.  The initial estimate required for the additional biomass receiving and handling facilities at the plant, an external gasifier, minor modifications to the plant’s remaining coal-fired boiler and an enhanced air quality control system is approximately $58 million.  The project is expected to improve the environmental performance of the plant and contribute towards state renewable energy standard in the region.  NSP-Minnesota also made filings in North Dakota and Minnesota requesting future rate recovery of the portion of the project costs that will be billed to NSP-Minnesota through the Interchange Agreement.

NSP-Wisconsin is currently conducting more detailed analyses of the project to determine a preferred gasification technology, refine the construction schedule and more precisely estimate project cost.  Depending upon the results of these analyses, NSP-Wisconsin may need to contact the PSCW, as well as the Minnesota Public Utilities Commission (MPUC) and the North Dakota Public Service Commission (NDPSC) to update them on certain aspects of the project.  NSP-Minnesota has requested regulatory action before the MPUC and the NDPSC be temporarily suspended until the results of these analyses are assessed by regulators in Wisconsin.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of North American Electric Reliability Corporation (NERC) mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2009.  In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Penalty Guideline Policy Statement — On March 18, 2010, the FERC issued a Penalty Guideline Policy Statement based on the U. S. Federal Sentencing Guidelines.  The penalty guidelines propose substantial financial penalties for violations of NERC reliability standards and other FERC rules.  On April 15, 2010, the FERC issued an order suspending the policy statement and requested written comments within 60 days.

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

In March 2010, the MRO conducted a compliance spot check to evaluate compliance with the NERC Critical Energy Infrastructure (CIP) standards, which were effective July 1, 2008.  The preliminary report found that the Xcel Energy utility subsidiaries may not be in compliance with several of the CIP standards.  Xcel Energy will respond to the report indicating where it disagrees with the conclusions.  To what extent NERC may seek to impose penalties for potential violations is unknown at this time.

NERC Compliance Investigations

On Sept. 18, 2007, portions of the NSP System and transmission systems west and north of the NSP System briefly islanded from the rest of the Eastern Interconnection, as a result of a series of transmission line outages.  In addition, service to approximately 790 MW of load was temporarily interrupted, primarily in Saskatchewan, Canada.  The initial transmission line outages occurred on the NSP System.  In March 2008, NSP-Minnesota received notice that the MRO was commencing a compliance investigation of the September 2007 event.  Because the event affected more than one region, the NERC took over the investigation. In January 2010, the NERC issued a preliminary report alleging the NSP System violated certain NERC reliability standards.  The report represents the preliminary conclusions of the NERC and is subject to additional procedures at NERC, and ultimately FERC review.  Xcel Energy disagrees with the many aspects of the preliminary report and filed its response with NERC in February 2010.  The final outcome of the NERC compliance investigation, and whether and to what extent penalties for violations may be assessed, is unknown at this time.

Midwest Independent Transmission System Operator, Inc. (MISO) Generation Interconnection Cost Allocation Tariff — In October 2009, the FERC approved a proposal by MISO and its transmission owners, including NSP-Minnesota and NSP-Wisconsin, to change the cost allocation procedures in the MISO tariff associated with interconnection of new generation.  The changes approved require the interconnecting generator to fund 90 percent of the costs on an interim basis until MISO and its stakeholders develop a replacement tariff to be filed with FERC in July 2010.  While it remains unclear what the cost allocation provisions of the replacement tariff will be, the replacement tariff may significantly impact how new transmission investment in the MISO is funded.

MISO vs. PJM Interconnection, L.L.C. (PJM) Complaint Proceedings — In March 2010, MISO filed two complaints against PJM at the FERC alleging that PJM violated generation redispatch requirements under the Joint Operating Agreement between the two RTOs, and alleging that incorrect modeling of certain generators by PJM resulted in underpayments by PJM of up to $130 million to generators in MISO (including the NSP System) for redispatch provided from 2002 to 2009.  MISO asked the FERC to direct PJM to pay the underpaid amount, plus interest.  Xcel Energy intervened in the complaint proceedings in support of MISO.  If the FERC directs PJM to make payments to MISO, the NSP System would receive a portion of the payments to MISO.  The outcome of the complaint proceedings is uncertain.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2010, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

Additional Information

See Notes 5 and 6 of the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 12 and 13 of NSP-Wisconsin’s consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2009 for a description of certain legal proceedings presently pending.

Item 1A. RISK FACTORS

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2009, which is incorporated herein by reference.  There have been no material changes to risk factors.

Item 6. EXHIBITS

*Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
3.02*	By-Laws as amended and June 3, 2008 (Exhibit 3.02 to Form 10-Q for the quarter ended June 30, 2008 (file no. 001-03140) Aug. 4, 2008).
31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 3, 2010

Northern States Power Company (a Wisconsin corporation)

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer