Form 10-Q
period 2010-06-30
NORTHERN STATES POWER CO /WI/
filed 2010-07-30
CIK 72909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock, $100 par value	933,000 shares

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues
Electric	$164,082	$153,059	$337,144	$337,387
Natural gas	15,281	17,907	66,762	82,217
Other	234	220	460	436
Total operating revenues	179,597	171,186	404,366	420,040

Operating expenses
Electric fuel and purchased power	99,535	89,877	196,885	191,027
Cost of natural gas sold and transported	8,623	10,492	44,701	58,624
Other operating and maintenance expenses	37,934	36,567	75,820	70,707
Conservation program expenses	2,989	2,543	5,885	5,595
Depreciation and amortization	15,883	15,393	31,613	30,636
Taxes (other than income taxes)	5,639	5,658	11,601	11,679
Total operating expenses	170,603	160,530	366,505	368,268

Operating income	8,994	10,656	37,861	51,772

Other income, net	86	90	749	339
Allowance for funds used during construction — equity	649	392	1,083	663

Interest charges and financing costs
Interest charges — includes other financing costs of $354, $352, $704 and $692 respectively	6,043	5,982	12,399	12,634
Allowance for funds used during construction — debt	(298)	(192)	(483)	(347)
Total interest charges and financing costs	5,745	5,790	11,916	12,287

Income before income taxes	3,984	5,348	27,777	40,487
Income taxes	1,305	1,872	11,554	15,290
Net income	$2,679	$3,476	$16,223	$25,197

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$16,223	$25,197
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	32,271	31,281
Deferred income taxes	7,224	1,860
Amortization of investment tax credits	(312)	(313)
Allowance for equity funds used during construction	(1,083)	(663)
Net realized and unrealized hedging and derivative transactions	63	1,080
Changes in operating assets and liabilities:
Accounts receivable	24,110	9,427
Accrued unbilled revenues	10,467	8,206
Inventories	6,116	17,639
Other current assets	8,213	602
Accounts payable	(17,803)	(8,194)
Net regulatory assets and liabilities	(5,879)	9,971
Other current liabilities	624	1,145
Change in other noncurrent assets	(78)	223
Change in other noncurrent liabilities	2,324	(640)
Net cash provided by operating activities	82,480	96,821

Investing activities
Utility capital/construction expenditures	(56,028)	(45,662)
Allowance for equity funds used during construction	1,083	663
Other investments	2,281	4,635
Net cash used in investing activities	(52,664)	(40,364)

Financing activities
Proceeds from notes payable to affiliate	190,500	—
Repayment of notes payable to affiliate	(206,000)	—
Repayment of long-term debt, including reacquisition premiums	(34)	(66,832)
Capital contributions from parent	44,032	1,321
Dividends paid to parent	(57,296)	(17,137)
Net cash used in financing activities	(28,798)	(82,648)

Net increase (decrease) in cash and cash equivalents	1,018	(26,191)
Cash and cash equivalents at beginning of period	923	31,611
Cash and cash equivalents at end of period	$1,941	$5,420
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(11,215)	$(11,596)
Cash received (paid) for income taxes, net	1,558	(11,884)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$1,615	$2,698

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	June 30, 2010	Dec. 31, 2009
Assets
Current assets
Cash and cash equivalents	$1,941	$923
Accounts receivable, net	44,419	50,069
Accounts receivable from affiliates	1,988	20,448
Accrued unbilled revenues	34,440	44,907
Inventories	22,327	28,443
Prepaid taxes	20,297	26,646
Deferred income taxes	2,766	4,238
Prepayments and other	2,030	6,507
Total current assets	130,208	182,181

Property, plant and equipment, net	1,085,140	1,059,773

Other assets
Regulatory assets	218,797	220,702
Other investments	4,046	4,287
Other	4,738	4,768
Total other assets	227,581	229,757
Total assets	$1,442,929	$1,471,711

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,341	$1,365
Notes payable to affiliates	600	16,100
Accounts payable	27,301	36,560
Accounts payable to affiliates	29,992	38,722
Dividends payable to parent	8,119	8,522
Accrued interest	6,461	6,440
Derivative instruments valuation	1,264	20
Other	16,915	16,780
Total current liabilities	91,993	124,509

Deferred credits and other liabilities
Deferred income taxes	190,248	183,909
Deferred investment tax credits	9,420	9,732
Regulatory liabilities	123,715	131,621
Environmental liabilities	95,888	95,085
Pension and employee benefit obligations	45,806	45,247
Customer advances	17,359	16,672
Other	4,005	3,884
Total deferred credits and other liabilities	486,441	486,150

Commitments and contingent liabilities
Capitalization
Long-term debt	368,021	367,978
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	190,537	146,505
Retained earnings	213,265	253,935
Accumulated other comprehensive loss	(628)	(666)
Total common stockholder’s equity	496,474	493,074
Total liabilities and equity	$1,442,929	$1,471,711

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES

Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2010 and Dec. 31, 2009; the results of operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after June 30, 2010 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2009 balance sheet information has been derived from the audited 2009 financial statements.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2009, filed with the SEC on March 1, 2010.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

3.        Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2010	Dec. 31, 2009
Accounts receivable, net
Accounts receivable	$48,099	$54,778
Less allowance for bad debts	(3,680)	(4,709)
	$44,419	$50,069
Inventories
Materials and supplies	$5,115	$4,892
Fuel	12,562	13,377
Natural gas	4,650	10,174
	$22,327	$28,443
Property, plant and equipment, net
Electric plant	$1,514,491	$1,486,696
Natural gas plant	192,192	187,459
Common and other property	111,012	109,226
Construction work in progress	69,973	52,144
Total property, plant and equipment	1,887,668	1,835,525
Less accumulated depreciation	(802,528)	(775,752)
	$1,085,140	$1,059,773

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

NSP-Wisconsin expensed approximately $0.7 million of previously recognized tax benefits relating to Medicare Part D subsidies during the first quarter of 2010.  NSP-Wisconsin does not expect the $0.7 million of additional tax expense to recur in future periods.  However, the 2010 effective tax rate (ETR) will increase due to additional tax expense of approximately $0.2 million associated with current year retiree health care accruals.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. During the first quarter of 2010, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns of tax years 2006 and 2007. The IRS did not propose any material adjustments for those tax years. The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expires on Aug. 28, 2010. The IRS audit of tax years 2008 and 2009 is expected to begin during the fourth quarter of 2010.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2010, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2005. There currently are no state income tax audits in progress.

Unrecognized Tax Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment of cash to the taxing authority to an earlier period.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2010	Dec. 31, 2009
Unrecognized tax benefit - Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit - Temporary tax positions	1.2	1.0
Unrecognized tax benefit balance	$1.4	$1.2

The increase in the unrecognized tax benefit balance of $0.1 million from March 31, 2010 to June 30, 2010 and $0.2 million from Dec. 31, 2009 to June 30, 2010 was due to the addition of similar uncertain tax positions related to ongoing activity. NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months when the IRS and state audits resume. At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

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

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

2009 Electric Fuel Cost Recovery — In April 2009, the PSCW initiated a fuel cost recovery proceeding under the Wisconsin fuel rules and set NSP-Wisconsin’s rates subject to refund with interest, pending a full review of 2009 fuel costs.  The PSCW completed its review of actual 2009 fuel costs in the second quarter of 2010 and determined that NSP-Wisconsin’s 2009 fuel refund obligation was $19.1 million.  In NSP-Wisconsin’s 2010 rate case decision, the PSCW authorized NSP-Wisconsin to apply $6.4 million of the 2009 fuel refund obligation to offset the 2010 Wisconsin retail electric rate increase.  NSP-Wisconsin implemented fuel cost credits in the first half of 2010 designed to refund the remaining $12.7 million to customers.

2010 Electric Fuel Cost Recovery — NSP-Wisconsin’s fuel and purchased power costs through March 2010 were approximately $1.7  million, or 4.1 percent lower than authorized in the 2010 electric rate case, which was outside the monthly and cumulative variance ranges for monitored fuel costs established by the PSCW.  Pursuant to the fuel rules, on May 11, 2010, the PSCW set NSP-Wisconsin’s electric rates subject to refund with interest at 10.40 percent, pending a full review of 2010 fuel costs.  The PSCW has not begun its review of 2010 fuel costs.  However, through June 2010, NSP-Wisconsin’s fuel costs were approximately $0.2 million, or 0.2 percent, lower than authorized in the 2010 electric rate case, which is within the cumulative variance range for monitored fuel costs established by the PSCW.

2010 Electric Rate Case Reopener — As part of the resolution of its 2010 electric rate case, the PSCW allowed NSP-Wisconsin to file for a reopener for production and transmission capital costs, as well as fuel and purchased power expense.  NSP-Wisconsin is expected to file its reopener petition in August 2010.

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

NSP-Wisconsin requested the FERC to accept the formula rate template as the rate effective June 1, 2010, but permit NSP-Wisconsin to delay charging the customers the rates derived by the formula until July 1, 2010.  The municipal customers protested the proposed changes, arguing the use of Interchange Agreement costs does not provide the transparency required by FERC formula rates, that the return on equity of 11.1 percent requested by NSP-Wisconsin was unreasonable and the FERC should impose the maximum five-month suspension period.  NSP-Wisconsin filed an answer to the municipal customer protest and agreed that a FERC order issued after the April 1, 2010 filing would result in a return on equity of 10.4 percent.  On May 28, 2010, the FERC issued an order accepting NSP-Wisconsin’s proposed formula rate and related terms and conditions for filing, suspending the rates for one day, allowing the rate formula to become effective July 1, 2010, subject to refund, and establishing hearing and settlement judge procedures.  NSP-Wisconsin estimates the new rates will result in an increase in non-fuel revenues of $5.7 million, or 21 percent, for the formula rate year July 1, 2010 through June 30, 2011, as compared to prior stated rates, which are based on a 2006 test year.  This increase will be subject to refund pending the outcome of the settlement judge or hearing procedures.  The settlement judge procedures began on June 30, 2010, and a second settlement conference is scheduled for August 2010.

6.        Commitments and Contingent Liabilities

Except as noted below and in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the circumstances set forth in Notes 12 and 13 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2009 appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.  The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for low-income housing limited partnerships include the following:

(Thousands of Dollars)	June 30, 2010	Dec. 31, 2009
Current assets	$175	$208
Property, plant and equipment, net	2,959	3,030
Other noncurrent assets	86	82
Total assets	$3,220	$3,320

Current portion of mortgages and other current liabilities	$1,425	$1,476
Mortgages and other long-term debt payable	674	684
Other noncurrent liabilities	42	40
Total liabilities	$2,141	$2,200

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

Site Remediation — NSP-Wisconsin must pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including sites of former manufactured gas plants (MGPs) operated by NSP-Wisconsin, its predecessors, or other entities; and third party sites, such as landfills, for which NSP-Wisconsin is alleged to be a PRP that sent hazardous materials and wastes.  At June 30, 2010, the liability for the cost of remediating these sites was estimated to be $100.8 million, of which $4.9 million was considered to be a current liability.

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

In September 2002, the Ashland site was placed on the National Priorities List.  In 2009, the Environmental Protection Agency (EPA) issued its proposed remedial action plan (PRAP).  The estimated remediation costs for the cleanup proposed by the EPA in the PRAP range between $94.4 million and $112.8 million.  NSP-Wisconsin submitted comments to EPA in response to the PRAP, and indicated that it had serious concerns about the cleanup approach proposed by the EPA.  It is expected that the EPA will select a final remedial action plan sometime later in 2010.

NSP-Wisconsin’s potential liability, the actual cost of remediating the Ashland site and the time frame over which the amounts may be paid out are not determinable until the EPA selects a remediation strategy for the entire site and determines NSP-Wisconsin’s level of responsibility.  NSP-Wisconsin continues to work with the Wisconsin Department of Natural Resources to access state and federal funds to apply to the ultimate remediation cost of the entire site.  NSP-Wisconsin has recorded a liability of $97.5 million based upon the minimum of the range of remediation costs established by the PRAP, together with estimated outside legal, consultant and remedial design costs.

NSP-Wisconsin has deferred, as a regulatory asset, the costs accrued for the Ashland site based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site and has authorized recovery of similar remediation costs for other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin biennial retail rate case process.  A final determination of the scope and cost of the remediation of the Ashland site is not currently expected until sometime later in 2010.

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

Other Environmental Requirements

EPA Greenhouse Gas (GHG) Rulemaking — On Dec. 7, 2009, in response to the U. S. Supreme Court’s decision in Massachusetts v. EPA, 549 U. S. 497 (2007), the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare and that emissions from motor vehicles contribute to the GHGs in the atmosphere.  This endangerment finding creates a mandatory duty for the EPA to regulate GHGs from light duty vehicles.  The EPA finalized GHG efficiency standards for light duty vehicles in spring of 2010 and has promulgated permitting requirements for GHGs for large new and modified stationary sources, such as power plants.  These regulations will become applicable in 2011.

Clean Air Interstate Rule (CAIR) — In March 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions.  The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Wisconsin.  In 2008, the U. S. Court of Appeals for the District of Columbia vacated and remanded CAIR.  On July 6, 2010, the EPA issued the proposed Clean Air Transport Rule (CATR), which would replace CAIR by requiring SO2 and NOx reductions in 31 states and the District of Columbia.  The EPA is proposing to reduce these emissions through federal implementation plans for each affected state.  The EPA’s preferred approach would set emission limits for each state and allow limited interstate emissions trading.  As proposed, CATR will impact Wisconsin for annual SO2 and NOx emissions.  NSP-Wisconsin is analyzing the proposed rule to determine whether emission reductions are needed from facilities.  Until CATR becomes final, NSP-Wisconsin will continue activities to support CAIR compliance.

For 2009, the NOx allowance costs for NSP-Wisconsin were $0.5 million.  The estimated NOx allowance cost for 2010 is $0.4 million.  Allowance cost estimates for NSP-Wisconsin are based on fuel quality and current market data.  NSP-Wisconsin believes the cost of any required capital investment or allowance purchases will be recoverable from customers in rates.

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  In February 2008, the U. S. Court of Appeals for the District of Columbia vacated CAMR, which impacts federal CAMR requirements, but not necessarily state-only mercury legislation and rules.  The EPA has agreed to finalize Maximum Achievable Control Technology (MACT) emission standards for all hazardous air pollutants from electric utility steam generating units by November 2011 to replace CAMR.  NSP-Wisconsin anticipates that the EPA will require affected facilities to demonstrate compliance within 18 to 36 months thereafter.

Wisconsin Mercury Rule — In December 2008, the Wisconsin mercury reduction rule took effect, which impacts NSP-Wisconsin’s Bay Front plant.  The rule applies to coal-fired utility boilers and requires that small coal-fired utility boilers, which include all three boilers at the Bay Front plant, must perform a top-down best available control technology (BACT) analysis for mercury by June 30, 2011, and limit mercury emissions to a level that is determined by the Wisconsin Department of Natural Resources to be BACT by Jan. 1, 2015.

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

Federal Clean Water Act — The federal Clean Water Act (CWA) requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available (BTA) for minimizing adverse environmental impacts.  In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants.  Several lawsuits were filed against the EPA challenging the phase II rulemaking.  In April 2009, the U. S. Supreme Court issued a decision in Entergy Corp. v. Riverkeeper, Inc., concluding that the EPA can consider a cost benefit analysis when establishing BTA.  The decision overturned only one aspect of the Court of Appeals’ earlier opinion, and gives the EPA the discretion to consider costs and benefits when it reconsiders its phase II rules.  Until the EPA fully responds, the rule’s compliance requirements and associated deadlines will remain unknown.  As such, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

Proposed Coal Ash Regulation —  In June 2010, the EPA published a proposed rule seeking comment on whether to regulate coal combustion byproducts (often referred to as coal ash) as a special waste (subject to many of the requirements for hazardous waste) or as a solid (nonhazardous) waste.  Coal ash is currently exempt from hazardous waste regulation.  The EPA’s proposal would result in more comprehensive and expensive requirements related to management and disposal of coal ash.  There is a 90-day comment deadline to submit comments on the rule, but requests for extension of time to submit comments have been submitted to the EPA.  The EPA is also seeking comment on what regulations are appropriate for the beneficial reuse of coal ash.  The timing, scope and potential cost of any final rule that might be implemented are not determinable at this time.

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

Gas Trading Litigation

Arandell vs. e prime, Xcel Energy, NSP-Wisconsin et al. — e prime, inc. (e prime) is a subsidiary of Xcel Energy Markets Holdings Inc., which is a wholly owned subsidiary of Xcel Energy.  Among other things, e prime was in the business of natural gas trading and marketing.  e prime has not engaged in natural gas trading or marketing activities since 2003.  In February 2007, a complaint was filed alleging that NSP-Wisconsin, Xcel Energy and e prime, among others, engaged in fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices.  The plaintiffs seek a declaration that contracts for natural gas entered into between Jan. 1, 2000 and Oct. 31, 2002 are void that they are entitled to repayment for amounts paid for natural gas during that time period, and that treble damages are appropriate.  The case was filed in the Wisconsin State Court (Dane County), and then removed to U. S. District Court for the Western District of Wisconsin.  In June 2007, the plaintiffs filed a motion to remand the matter to state court, which was denied, and the matter was transferred by the Multi-District Litigation panel to Federal District Court Judge Pro in Nevada, who is the judge assigned to the Western Area Wholesale Natural Gas Antitrust Litigation.  In July 2007, plaintiffs filed an amended complaint in Federal District Court in Nevada, which includes allegations against NRG, a former Xcel Energy subsidiary.  In February 2008, the court denied the defendants’ motions for summary judgment, granted plaintiffs’ motion to conduct limited discovery, and in December 2009 allowed defendants to renew their summary judgment motions.

In March 2009, Newpage Wisconsin System Inc. commenced a lawsuit in state court in Wood County, Wis.  The allegations are substantially similar to Arandell and name several of the same defendants, including Xcel Energy, e prime and NSP-Wisconsin.  In September 2009, Plaintiffs moved to consolidate the Newpage and Arandell matters.  In June 2010, the court denied defendants’ motions to dismiss the Newpage lawsuit on statute of limitations grounds and granted the motion to consolidate New Page and Arandell.

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U. S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of NSP-Wisconsin, to force reductions in CO2 emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  On Sept. 19, 2005, the court granted a motion to dismiss on constitutional grounds.  On appeal in September 2009, the U. S. Court of Appeals for the Second Circuit reversed the lower court decision.  Defendants anticipate filing a petition for review with the U. S. Supreme Court.

Comer vs. Xcel Energy Inc. et al. — In 2006, Xcel Energy, the parent company of NSP-Wisconsin, received notice of a purported class action lawsuit filed in U. S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  Plaintiffs filed a notice of appeal to the U. S. Court of Appeals for the Fifth Circuit.  In October 2009, the U. S. Court of Appeals for the Fifth Circuit reversed the district court decision, in part, concluding that the plaintiffs pleaded sufficient facts to overcome the constitutional challenges that formed the basis for dismissal by the district court.  A subsequent petition by defendants, including Xcel Energy, for en banc review was granted.  On May 28, 2010, the U. S. Court of Appeals for the Fifth Circuit ruled that it lacked an en banc quorum of nine active members to hear the case.  It dismissed the appeal, which resulted in the reinstatement of the district court’s opinion dismissing the case.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U. S. District Court for the Northern District of California against Xcel Energy, the parent company of NSP-Wisconsin, and 23 other utilities, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008.  In October 2009, the U. S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U. S. Court of Appeals for the Ninth Circuit.  It is unknown when the Ninth Circuit will render a final opinion.

Employment, Tort and Commercial Litigation

MGP Insurance Coverage Litigation — In October 2003, NSP-Wisconsin initiated discussions with its insurers regarding the availability of insurance coverage for costs associated with the remediation of four former MGP sites located in Ashland, Chippewa Falls, Eau Claire and La Crosse, Wis.  In lieu of participating in discussions, in October 2003, two of NSP-Wisconsin’s insurers, St. Paul Fire & Marine Insurance Co. and St. Paul Mercury Insurance Co., commenced litigation against NSP-Wisconsin in Minnesota state district court.  In November 2003, NSP-Wisconsin commenced suit in Wisconsin state court against St. Paul Fire & Marine Insurance Co. and its other insurers.  Subsequently, the Minnesota court enjoined NSP-Wisconsin from pursuing the Wisconsin litigation.  In July of 2007, the Minnesota trial court granted defendant’s motion for summary judgment, which was affirmed on appeal in August 2009.  Pursuant to defendants’ motion, the Wisconsin action was dismissed in March 2010.  In April 2010, NSP-Wisconsin appealed this decision to the Wisconsin Court of Appeals.  It is unknown when the Wisconsin Court of Appeals will render a decision.

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

Robarge vs. NSP-Wisconsin — Plaintiffs in this purported class action, served in late 2009 and venued in County Circuit Court in Eau Claire, Wis., allege that NSP-Wisconsin has engaged in unfair and improper refund practices regarding the cost of service extensions and seek certification of a class of those similarly situated.  Plaintiff claims entitlement to actual damages in an amount, as yet undetermined, punitive damages, injunctive relief, and fees and costs.  NSP-Wisconsin filed a motion for dismissal, which was denied in March 2010, and the parties are now engaged in discovery.  NSP-Wisconsin filed a motion for summary judgment in April 2010 and filed its opposition to plaintiff’s motion for class certification in July 2010.  NSP-Wisconsin will vigorously defend this matter, which it believes is without merit.

7.        Short-Term Borrowings

NSP-Wisconsin has an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  The following table presents the intercompany borrowing arrangement for NSP-Wisconsin:

(Millions of Dollars)	June 30, 2010		Dec. 31, 2009
Notes payable to affiliates	$—		$15.5
Weighted average interest rate	N/A	%	0.36%
Total notes payable available for issuance	$100		$100

The following table presents the notes payable of Clearwater Investments Inc., a NSP-Wisconsin subsidiary, to Xcel Energy:

(Millions of Dollars)	June 30, 2010	Dec. 31, 2009
Notes payable to affiliates	$0.6	$0.6
Weighted average interest rate	0.42%	0.37%

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

At June 30, 2010, accumulated other comprehensive income (OCI) related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.  There were immaterial losses related to interest rate derivatives reclassified from accumulated OCI into earnings during the three and six months ended June 30, 2010.

Commodity Derivatives — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its natural gas operations, including the sale of natural gas or the purchase of natural gas for resale.

At June 30, 2010, NSP-Wisconsin had no commodity derivative contracts designated as cash flow hedges.  However, as of June 30, 2010, NPS-Wisconsin has entered into derivative instruments that mitigate commodity price risk on behalf of natural gas customers but are not designated as qualifying hedging instruments.  Changes in the fair value of these commodity derivative instruments are deferred as a regulatory asset or liability based on the commission approved regulatory recovery mechanisms.

The following table details the gross notional amounts of commodity forwards at June 30, 2010 and Dec. 31, 2009:

(Amounts in Thousands) (a)	June 30, 2010	Dec. 31, 2009
MMBtu of natural gas	1,690	2,053

(a) Amounts are not reflective of net positions in the underlying commodities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended June 30,
(Thousands of Dollars)	2010	2009
Accumulated other comprehensive loss related to cash flow hedges at April 1	$(647)	$(723)
After-tax net realized losses on derivative transactions reclassified into earnings	19	19
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(628)	$(704)

	Six Months Ended June 30,
(Thousands of Dollars)	2010	2009
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(666)	$(742)
After-tax net realized losses on derivative transactions reclassified into earnings	38	38
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(628)	$(704)

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2010 and June 30, 2009, and as such, had no gains or losses from fair value hedges or related hedged transactions for these periods.

During the three and six months ended June 30, 2010, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.1 million and $1.6 million, respectively, recognized as regulatory assets and liabilities.  During the six months ended June 30, 2009 changes in fair value of natural gas commodity derivatives resulted in losses of $0.4 million recognized in regulatory assets and liabilities.  There were no material changes in fair value on commodity derivatives for the three months ended June 30, 2009.

Natural gas commodity derivatives settlement gains of $0.3 million and settlement losses of $4.3 million were incurred during the six months ended June 30, 2010 and June 30, 2009, respectively, subject to purchased natural gas cost recovery mechanisms, which capture derivative settlement gains and losses out of income as a regulatory asset or liability, as appropriate.  There were no material settlement losses on commodity derivatives for the three months ended June 30, 2010 and June 30, 2009.

Credit Related Contingent Features — Contract provisions of the derivative instruments that NSP-Wisconsin enters into may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Wisconsin is unable to maintain its credit ratings.  If the credit ratings of NSP-Wisconsin at June 30, 2010 and Dec. 31, 2009 were downgraded below investment grade, no contracts underlying NSP-Wisconsin’s derivative liabilities would require the posting of collateral or contract settlement upon the downgrade.

Certain of NSP-Wisconsin’s derivative instruments are subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Wisconsin’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  As of June 30, 2010 and Dec. 31, 2009, NSP-Wisconsin had no collateral posted related to adequate assurance clauses in derivative contracts.

Fair Value Measurements

ASC 820 Fair Value Measurements and Disclosures provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance. The three levels in the hierarchy are as follows:

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

The following tables present, for each of these hierarchy levels, NSP-Wisconsin’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2010
	Fair Value			Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Natural gas commodity (a)	$—	$16	$—	$16	$—	$16
Current derivative liabilities
Natural gas commodity	$—	$1,264	$—	$1,264	$—	$1,264

	Dec. 31, 2009
	Fair Value			Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Natural gas commodity (a)	$—	$608	$—	$608	$5	$613
Current derivative liabilities
Natural gas commodity	—	15	—	15	5	20

(a)	Amounts included in prepayments and other in the consolidated balance sheets.
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

9.        Financial Instruments

The estimated fair values of NSP-Wisconsin’s recorded financial instruments are as follows:

	June 30, 2010		Dec. 31, 2009
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Other investments	$116	$116	$134	$134
Long-term debt, including current portion	369,362	437,255	369,343	394,476

The fair value of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts.  The fair value of NSP-Wisconsin’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.

The fair value estimates presented are based on information available to management as of June 30, 2010 and Dec. 31, 2009.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair values may differ significantly.

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

The following table presents guarantees issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	June 30, 2010	Dec. 31, 2009
Guarantees issued and outstanding	$1.0	$1.0
Known exposure under these guarantees	0.4	0.5

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At June 30, 2010 and Dec. 31, 2009, there were no letters of credit outstanding.

10.      Other Income, Net

Other income (expense), net, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of Dollars)	2010	2009	2010	2009
Interest income	$49	$257	$781	$531
Other nonoperating income	62	13	76	45
Insurance policy expenses	(25)	(180)	(108)	(237)
Other income, net	$86	$90	$749	$339

11.      Segment Information

NSP-Wisconsin has two reportable segments, regulated electric utility and regulated natural gas utility.  All other revenues primarily include investments in rental housing projects that qualify for low-income housing tax credits.

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended June 30, 2010
Operating revenues from external customers	$164,082	$15,281	$234	$—	$179,597
Intersegment revenues	94	418	—	(512)	—
Total revenues	$164,176	$15,699	$234	$(512)	$179,597
Net income (loss)	$3,300	$(759)	$138	$—	$2,679

Three Months Ended June 30, 2009
Operating revenues from external customers	$153,059	$17,907	$220	$—	$171,186
Intersegment revenues	46	206	—	(252)	—
Total revenues	$153,105	$18,113	$220	$(252)	$171,186
Net income (loss)	$3,804	$(495)	$167	$—	$3,476

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Six Months Ended June 30, 2010
Operating revenues from external customers	$337,144	$66,762	$460	$—	$404,366
Intersegment revenues	181	688	—	(869)	—
Total revenues	$337,325	$67,450	$460	$(869)	$404,366
Net income	$12,986	$3,224	$13	$—	$16,223

Six Months Ended June 30, 2009
Operating revenues from external customers	$337,387	$82,217	$436	$—	$420,040
Intersegment revenues	80	759	—	(839)	—
Total revenues	$337,467	$82,976	$436	$(839)	$420,040
Net income	$20,871	$4,036	$290	$—	$25,197

12.      Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of Dollars)	2010	2009	2010	2009
Net income	$2,679	$3,476	$16,223	$25,197
Other comprehensive income:
After-tax net realized losses on derivative transactions reclassified into earnings	19	19	38	38
Comprehensive income	$2,698	$3,495	$16,261	$25,235

13.      Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,
	2010	2009	2010	2009
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy Inc.
Service cost	$18,956	$16,744	$965	$1,057
Interest cost	41,853	43,046	10,861	13,050
Expected return on plan assets	(58,035)	(64,909)	(7,131)	(5,993)
Amortization of transition obligation	—	—	3,611	3,726
Amortization of prior service cost (credit)	5,164	6,154	(1,233)	(711)
Amortization of net loss	13,134	3,299	3,113	4,779
Net periodic benefit cost	21,072	4,334	10,186	15,908
Costs not recognized and additional cost recognized due to the effects of regulation	(6,314)	(959)	973	973
Net benefit cost recognized for financial reporting	$14,758	$3,375	$11,159	$16,881

NSP-Wisconsin
Net benefit cost recognized for financial reporting	$1,358	$150	$421	$483

	Six Months Ended June 30,
	2010	2009	2010	2009
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy Inc.
Service cost	$36,574	$32,730	$2,003	$2,333
Interest cost	82,505	84,895	21,390	25,206
Expected return on plan assets	(116,159)	(128,269)	(14,265)	(11,388)
Amortization of transition obligation	—	—	7,222	7,222
Amortization of prior service cost (credit)	10,328	12,309	(2,466)	(1,363)
Amortization of net loss	24,158	6,228	5,822	9,665
Net periodic benefit cost	37,406	7,893	19,706	31,675
Costs not recognized and additional cost recognized due to the effects of regulation	(13,640)	(1,446)	1,946	1,946
Net benefit cost recognized for financial reporting	$23,766	$6,447	$21,652	$33,621

NSP-Wisconsin
Net benefit cost recognized for financial reporting	$2,432	$280	$823	$1,063

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

Forward-Looking Statements

The following discussion and analysis by management focuses on those factors that had a material effect on NSP-Wisconsin’s financial condition, results of operations, and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes to the consolidated financial statements.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results. Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; environmental laws and regulations; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2009, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Market Risks

NSP-Wisconsin is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in its Annual Report on Form 10-K for the year ended Dec. 31, 2009.  Commodity price and interest rate risks for NSP-Wisconsin are mitigated in most jurisdictions due to cost-based rate regulation.

Distress in the financial markets may also impact the fair value of the debt and equity securities in pension and postretirement health care plan trusts, as well as NSP-Wisconsin’s ability to earn a return on short-term investments of excess cash.  As of June 30, 2010, there have been no material changes to market risks from that set forth in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2009.

Results of Operations

NSP-Wisconsin’s net income was $16.2 million for the first six months of 2010, compared with $25.2 million for the first six months of 2009.  The year-to-date decrease is due to decreased fuel recovery and higher operating and maintenance (O&M), partially offset by new electric rates, which were effective in January 2010.

Electric Revenues and Margin

Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power.  The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.

Electric — The following tables detail the change in electric revenues and margin:

	Six Months Ended June 30,
(Millions of Dollars)	2010	2009
Electric revenues	$337	$337
Electric fuel and purchased power	(197)	(191)
Electric margin	$140	$146

The following summarizes the components of the changes in electric revenues and electric margin for the six months ended June 30, 2010:

Electric Revenues

(Millions of Dollars)	2010 vs. 2009
Base rate changes, net of provision for refund	$12
Interchange agreement billing with NSP-Minnesota	1
Fuel and purchased power cost recovery	(3)
Retail sales decline (excluding weather impact)	(1)
Estimated impact of weather	(1)
Other, net	(8)
Total change in electric revenue	$—

Electric Margin

(Millions of Dollars)	2010 vs. 2009
Base rate changes, net of provision for refund	$12
Fuel and purchased power cost recovery	(7)
Interchange agreement billing with NSP-Minnesota	(2)
Estimated impact of weather	(1)
Retail sales decline (excluding weather impact)	(1)
Other, net	(7)
Total decrease in electric margin	$(6)

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

Natural Gas — The following table details the change in natural gas revenues and margin:

	Six Months Ended June 30,
(Millions of Dollars)	2010	2009
Natural gas revenues	$67	$82
Cost of natural gas sold and transported	(45)	(59)
Natural gas margin	$22	$23

The following summarizes the components of the changes in natural gas revenues and margin for the six months ended June 30, 2010:

Natural Gas Revenues

(Millions of Dollars)	2010 vs. 2009
Purchased natural gas adjustment clause recovery	$(15)
Estimated impact of weather	(2)
Other, net	2
Total decrease in natural gas revenues	$(15)

Natural Gas Margin

(Millions of Dollars)	2010 vs. 2009
Estimated impact of weather	$(2)
Other, net	1
Total decrease in natural gas margin	$(1)

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first six months of 2010 increased $5.1 million, or 7.2 percent, compared with 2009.  The higher insurance costs in 2010 are the result of a one-time cost reimbursement in 2009 related to a legal settlement and higher premiums.  The following summarizes the components of the changes in other operating and maintenance expense for the six months ended June 30, 2009:

(Millions of Dollars)	2010 vs. 2009
Higher Interchange Agreement billing costs with NSP-Minnesota	$5
Higher insurance costs	2
Other, net	(2)
Total increase in other operating and maintenance expenses	$5

Income Taxes — Income tax expense decreased by $3.7 million for the first six months of 2010, compared with the first six months of 2009.  The decrease in income tax expense was primarily due to a decrease in pretax income, partially offset by a write-off of tax benefits previously recorded for Medicare Part D subsidies.  The effective tax rate was 41.6 percent for the first six months of 2010, compared with 37.8 percent for the same period in 2009.  The higher effective tax rate for the first six months of 2010 was primarily due to the write-off of tax benefit for Medicare Part D subsidies in 2010.  Without this write-off, the effective tax rate for the first six months of 2010 would have been 39.1 percent.

Factors Affecting Results of Continuing Operations

Public Utility Regulation

Bay Front Biomass Gasification — In December 2009, the PSCW granted NSP-Wisconsin a certificate of authority to install biomass gasification technology at the Bay Front Power Plant in Ashland, Wis.  The project will convert a third boiler to biomass gasification technology allowing the plant to use up to 100 percent biomass in all three boilers.  The initial estimate required for the additional biomass receiving and handling facilities at the plant, an external gasifier, minor modifications to the plant’s remaining coal-fired boiler and an enhanced air quality control system was approximately $58 million.  The project is expected to improve the environmental performance of the plant and contribute towards state renewable energy standard in the region.

NSP-Minnesota also made filings in North Dakota and Minnesota requesting future rate recovery of the portion of the project costs that will be billed to NSP-Minnesota through the Interchange Agreement, which is a FERC-approved tariff that allows NSP-Minnesota and NSP-Wisconsin to share all NSP System costs for the electric production and transmission systems of NSP-Minnesota and NSP-Wisconsin, which are managed as an integrated system and are jointly referred to as the NSP System.

In the second quarter of 2010, NSP-Wisconsin completed more detailed analyses of the project to determine a preferred gasification technology, refine the construction schedule and more precisely estimate the project cost.  As a result of these analyses, the estimated project cost increased to nearly $79.5 million, well above the 10 percent cost tolerance band allowed by the PSCW in the certificate of authority final order.  NSP-Wisconsin has notified the PSCW of the increase in estimated costs and requested a three-to-six month time period to review other options that may be viable for the third boiler at Bay Front.  The PSCW granted NSP-Wisconsin’s request.  NSP-Minnesota has withdrawn the rate recovery filings previously submitted to the MPUC and the NDPSC, but may submit revised filings once the regulatory process in Wisconsin is completed.

Wisconsin Fuel Cost Recovery Legislation — In May 2010, Wisconsin adopted a law to modify the existing statutes and rules governing electric fuel cost recovery in utility rates.  The prohibition on an automatic adjustment clause remains, but the provision requiring an emergency or extraordinary increase in the cost of fuel before the PSCW can approve a fuel-related rate increase was repealed.  Under the revised statutes, an electric utility will submit a forward-looking annual fuel cost plan for approval by the PSCW.  Once a utility has an approved fuel cost plan, it can then defer any under-collection or over-collection of fuel costs for future rate recovery or refund, providing that the under/over-collection exceeds a symmetrical annual tolerance band established by the PSCW.  Approval of a fuel cost plan and any rate adjustment for recovery or refund of deferred costs would be determined by the PSCW after opportunity for a hearing.  The legislation requires the PSCW to promulgate rules to implement the new statutes.  The PSCW has indicated its intention to complete the rulemaking in time to allow the new rules to go into effect for calendar year 2011.

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

Midwest Independent Transmission System Operator, Inc. (MISO) Generation Interconnection Cost Allocation Tariff — In October 2009, the FERC approved a proposal by MISO and its transmission owners, including NSP-Minnesota and NSP-Wisconsin, to change the cost allocation procedures in the MISO tariff associated with interconnection of new generation.  The approved tariff required the interconnecting generator to fund 90 or 100 percent of the costs of network upgrades required for interconnection (depending on voltage) on an interim basis until MISO and its stakeholders develop a replacement tariff to be filed with FERC in July 2010.  On July 15, 2010, MISO and certain transmission owners, including NSP-Minnesota and NSP-Wisconsin, filed the required replacement tariff.  The cost allocation provisions of the tariff provide for (1) regional allocation of costs associated with projects identified through the MISO transmission planning process as Multi-Value Projects (MVPs), which are projects that meet certain key planning objectives and (2) the allocation to generators of most costs for other network upgrades required to interconnect the generator to the MVPs or the existing transmission system.  MISO proposed the tariff changes be effective July 16, 2010.  Comments on the July 2010 MISO tariff filing are due at FERC by Sept. 10, 2010, and the filing is pending FERC action.

MISO vs. PJM Interconnection, L.L.C. (PJM) Complaint Proceedings — In March 2010, MISO filed two complaints against PJM at the FERC alleging that PJM violated generation redispatch requirements under the Joint Operating Agreement between the two RTOs, and alleging that incorrect modeling of certain generators by PJM resulted in underpayments by PJM of up to $135 million to generators in MISO (including the NSP System) for redispatch provided from 2002 to 2009.  MISO asked the FERC to direct PJM to pay the underpaid amount, plus interest.  In April 2010, PJM filed a complaint against MISO, alleging that MISO dispatched generation in the MISO region improperly under the RTO Joint Operating Agreement, and requested that the FERC order MISO to pay PJM up to $25 million.  Xcel Energy intervened in the complaint proceedings in support of MISO.  Informal settlement discussions have failed to resolve the issues, and the FERC issued an order setting the disputes for hearing and formal settlement discussions.  The first settlement conference is scheduled for August 2010.  The outcome of the complaint proceedings is uncertain.  If MISO were to prevail, NSP-Wisconsin could receive a portion of the payments to MISO from PJM.  If PJM were to prevail, NSP-Wisconsin could be required to reimburse MISO for a portion of the payments to PJM.

Electric Reliability Standards Compliance

Compliance Audits

The electric production and transmission system of NSP-Minnesota is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System.  The NSP System was subject to an electric reliability standards compliance audit in the first quarter of 2008.  The Midwest Reliability Organization (MRO) found the NSP System in compliance with all NERC standards audited.  In 2008, the NSP System filed self-reports with the MRO relating to failure to complete certain generation station battery tests, relay maintenance intervals and certain critical infrastructure protection (CIP) standards.  In 2009, the NSP System reached agreement with the MRO that would resolve all open audit findings and self-reports by payment of a non-material penalty.  In April 2010, the NSP System executed a definitive settlement agreement.  The settlement agreement is pending approval at the NERC and will also need to be approved by the FERC.

In March 2010, the MRO conducted a compliance spot check to evaluate compliance with the NERC CIP standards, which were effective July 1, 2008.  The draft non-public report issued by the MRO found that the Xcel Energy utility subsidiaries may not be in compliance with several of the CIP standards.  Xcel Energy provided comments disagreeing with many of the conclusions of the draft report and is awaiting issuance of the final spot check audit report.  The CIP spot check report findings related to the NSP System will then proceed to the MRO enforcement process.  The extent the MRO or NERC may seek to impose penalties for violations of CIP standards is unknown at this time.

NERC Compliance Investigations

As a result of a series of transmission line outages, on Sept. 18, 2007, portions of the NSP System and transmission systems west and north of the NSP System briefly islanded from the rest of the Eastern Interconnection.  In addition, service to approximately 790 MW of load was temporarily interrupted, primarily in Saskatchewan, Canada.  The initial transmission line outages occurred on the NSP System.  In March 2008, NSP-Minnesota received notice that the MRO was commencing a compliance investigation of the September 2007 event.  Because the event affected more than one region, the NERC took over the investigation.  In January 2010, the NERC issued a preliminary report alleging the NSP System violated certain NERC reliability standards.  The report represents the preliminary conclusions of the NERC and is subject to additional procedures at NERC, and ultimately FERC review.  Xcel Energy disagrees with the many aspects of the preliminary report and filed its response with NERC in February 2010.  The final outcome of the NERC compliance investigation, and whether and to what extent penalties for violations may be assessed, is unknown at this time.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2010, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

Except to the extent updated or described below, NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2009, which is incorporated herein by reference.

We may be subject to legislative and regulatory responses to climate change, with which compliance could be difficult and costly.

Legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk. Increased public awareness and concern may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs. Numerous states have announced or adopted programs to stabilize and reduce GHG, and federal legislation has been introduced in both houses of Congress. Our electric generating facilities are likely to be subject to regulation under climate change laws introduced at either the state or federal level within the next few years.

The EPA has taken steps to regulate GHGs under the CAA. On Dec. 7, 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere. This endangerment finding creates a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles. The EPA finalized GHG efficiency standards for light duty vehicles in spring 2010 and has promulgated  permitting requirements for GHGs for large new and modified stationary sources, such as power plants.  These regulations will become applicable in 2011.  We are also currently a party to climate change lawsuits and may be subject to additional climate change lawsuits, including lawsuits similar to those described in Note 6, Commitments and Contingent Liabilities, in the notes to the consolidated financial statements. While we believe such lawsuits are without merit, an adverse outcome in any of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant. Such payments or expenditures could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

Many of the federal and state climate change legislative proposals, such as the American Clean Energy and Security Act and the proposed Kerry-Lieberman legislation, use a cap and trade policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. Under the proposals, the cap becomes more stringent with the passage of time. The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year. The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emission allowances for their own operations. Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions. There are many uncertainties, however, regarding when and in what form climate change legislation will be enacted. The impact of legislation and regulations, including a cap and trade structure, on us and our customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices. While we do not have operations outside of the United States, any international treaties or accords could have an impact to the extent they lead to future federal or state regulations. Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed. We may not recover all costs related to complying with regulatory requirements imposed on us. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

Item 6. EXHIBITS

*Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
3.02*	By-Laws as amended and June 3, 2008 (Exhibit 3.02 to Form 10-Q for the quarter ended June 30, 2008 (file no. 001-03140) Aug. 4, 2008).
10.01*

Xcel Energy Executive Annual Incentive Award Plan (as amended and restated effective Feb. 17, 2010) (incorporated by reference to Appendix A to Schedule 14A, Definitive Proxy Statement to Xcel Energy Inc. (file no. 001-03034) dated April 6, 2010).

10.02*

Xcel Energy 2005 Long-Term Incentive Plan (as amended and restated effective Feb. 17, 2010) (incorporated by reference to Appendix B to Schedule 14A, Definitive Proxy Statement to Xcel Energy Inc. (file no. 001-03034) dated April 6, 2010).

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 30, 2010.

Northern States Power Company (a Wisconsin corporation)

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer