Form 10-Q
period 2010-09-30
NORTHERN STATES POWER CO /WI/
filed 2010-11-01
CIK 72909

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Nov. 1, 2010
Common Stock, $100 par value	933,000 shares

Northern States Power Company (a Wisconsin corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I - FINANCIAL INFORMATION

Item l.	Financial Statements (Unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 6.	Exhibits	25

SIGNATURES		26

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

This Form 10-Q is filed by Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin). NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NSP-WISCONSIN  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Operating revenues
Electric	$198,617	$170,063	$535,761	$507,450
Natural gas	12,186	11,983	78,948	94,200
Other	265	219	725	655
Total operating revenues	211,068	182,265	615,434	602,305

Operating expenses
Electric fuel and purchased power	105,624	91,582	302,509	282,609
Cost of natural gas sold and transported	6,494	6,174	51,195	64,798
Other operating and maintenance expenses	40,589	34,874	116,409	105,581
Conservation program expenses	3,728	2,541	9,613	8,136
Depreciation and amortization	15,767	15,426	47,380	46,062
Taxes (other than income taxes)	5,735	5,714	17,336	17,393
Total operating expenses	177,937	156,311	544,442	524,579

Operating income	33,131	25,954	70,992	77,726

Other income, net	204	67	953	406
Allowance for funds used during construction — equity	639	459	1,722	1,122

Interest charges and financing costs
Interest charges — includes other financing costs of $358, $356, $1,062 and $1,047 respectively	6,005	6,224	18,404	18,858
Allowance for funds used during construction — debt	(306)	(209)	(789)	(556)
Total interest charges and financing costs	5,699	6,015	17,615	18,302

Income before income taxes	28,275	20,465	56,052	60,952
Income taxes	10,651	6,842	22,205	22,132
Net income	$17,624	$13,623	$33,847	$38,820

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands of dollars)

	Nine Months Ended Sept. 30,
	2010	2009
Operating activities
Net income	$33,847	$38,820
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,372	47,039
Deferred income taxes	11,006	2,312
Amortization of investment tax credits	(468)	(470)
Allowance for equity funds used during construction	(1,722)	(1,122)
Net realized and unrealized hedging and derivative transactions	95	1,112
Changes in operating assets and liabilities:
Accounts receivable	24,878	14,119
Accrued unbilled revenues	10,284	9,662
Inventories	(1,080)	12,731
Other current assets	12,895	3,184
Accounts payable	(16,029)	(9,357)
Net regulatory assets and liabilities	(5,094)	17,840
Other current liabilities	(778)	(1,342)
Change in other noncurrent assets	105	353
Change in other noncurrent liabilities	5,975	(1,803)
Net cash provided by operating activities	122,286	133,078

Investing activities
Utility capital/construction expenditures	(90,149)	(69,961)
Allowance for equity funds used during construction	1,722	1,122
Other investments	2,146	4,596
Net cash used in investing activities	(86,281)	(64,243)

Financing activities
Proceeds from notes payable to affiliate	218,200	33,400
Repayment of notes payable to affiliate	(229,800)	(33,400)
Repayment of long-term debt	(47)	(66,844)
Capital contributions from parent	44,032	1,321
Dividends paid to parent	(65,415)	(25,748)
Net cash used in financing activities	(33,030)	(91,271)

Net increase (decrease) in cash and cash equivalents	2,975	(22,436)
Cash and cash equivalents at beginning of period	923	31,611
Cash and cash equivalents at end of period	$3,898	$9,175
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(17,480)	$(18,144)
Cash received (paid) for income taxes, net	1,052	(19,477)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$1,070	$1,748

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands of dollars)

	Sept. 30, 2010	Dec. 31, 2009
Assets
Current assets
Cash and cash equivalents	$3,898	$923
Accounts receivable, net	45,638	50,069
Accounts receivable from affiliates	1	20,448
Accrued unbilled revenues	34,623	44,907
Inventories	29,523	28,443
Prepaid taxes	14,472	26,646
Deferred income taxes	8,226	4,238
Prepayments and other	3,158	6,507
Total current assets	139,539	182,181

Property, plant and equipment, net	1,104,090	1,059,773

Other assets
Regulatory assets	219,757	220,702
Other investments	4,180	4,287
Other	4,510	4,768
Total other assets	228,447	229,757
Total assets	$1,472,076	$1,471,711

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,333	$1,365
Notes payable to affiliates	4,500	16,100
Accounts payable	30,503	36,560
Accounts payable to affiliates	27,337	38,722
Dividends payable to parent	8,453	8,522
Accrued interest	5,535	6,440
Derivative instruments valuation	3,183	20
Other	15,978	16,780
Total current liabilities	96,822	124,509

Deferred credits and other liabilities
Deferred income taxes	198,694	183,909
Deferred investment tax credits	9,264	9,732
Regulatory liabilities	126,233	131,621
Environmental liabilities	95,923	95,085
Pension and employee benefit obligations	45,791	45,247
Customer advances	17,812	16,672
Other	7,829	3,884
Total deferred credits and other liabilities	501,546	486,150

Commitments and contingent liabilities
Capitalization
Long-term debt	368,044	367,978
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	190,537	146,505
Retained earnings	222,436	253,935
Accumulated other comprehensive loss	(609)	(666)
Total common stockholder’s equity	505,664	493,074
Total liabilities and equity	$1,472,076	$1,471,711

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2010 and Dec. 31, 2009; the results of operations for the three and nine months ended Sept. 30, 2010 and 2009, and its cash flows for the nine months ended Sept. 30, 2010 and 2009.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after Sept. 30, 2010 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2009 balance sheet information has been derived from the audited 2009 consolidated financial statements.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2009, filed with the SEC on March 1, 2010.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2009, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Adopted

Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance on consolidation of variable interest entities. The guidance affects various elements of consolidation, including the determination of whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary. These updates to the FASB Accounting Standards Codification (ASC or Codification) were effective for interim and annual periods beginning after Nov. 15, 2009.  NSP-Wisconsin implemented the guidance on Jan. 1, 2010, and the implementation did not have a material impact on its consolidated financial statements.  For further information and required disclosures regarding variable interest entities, see Note 6 to the consolidated financial statements.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2010	Dec. 31, 2009
Accounts receivable, net
Accounts receivable	$49,368	$54,778
Less allowance for bad debts	(3,730)	(4,709)
	$45,638	$50,069
Inventories
Materials and supplies	$5,119	$4,892
Fuel	11,858	13,377
Natural gas	12,546	10,174
	$29,523	$28,443
Property, plant and equipment, net
Electric plant	$1,546,801	$1,486,696
Natural gas plant	194,835	187,459
Common and other property	111,872	109,226
Construction work in progress	66,205	52,144
Total property, plant and equipment	1,919,713	1,835,525
Less accumulated depreciation	(815,623)	(775,752)
	$1,104,090	$1,059,773

4.	Income Taxes

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

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. During the first quarter of 2010, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns of tax years 2006 and 2007. The IRS did not propose any material adjustments for those tax years. The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expired in August 2010.  The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return will expire in September 2011.  The IRS commenced an examination of tax years 2008 and 2009 in the third quarter of 2010.  As of Sept. 30, 2010, the IRS had not proposed any material adjustments to tax years 2008 and 2009.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of Sept. 30, 2010, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2005.  There currently are no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2010	Dec. 31, 2009
Unrecognized tax benefit - Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit - Temporary tax positions	1.3	1.0
Unrecognized tax benefit balance	$1.5	$1.2

The increase in the unrecognized tax benefit balance of $0.1 million from June 30, 2010 to Sept. 30, 2010 and $0.3 million from Dec. 31, 2009 to Sept. 30, 2010 was due to the addition of uncertain tax positions related to current and prior years’ activity.  NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume. At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

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

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

2010 Electric Fuel Cost Recovery — Pursuant to Wisconsin fuel rules, in May 2010, the PSCW set NSP-Wisconsin’s electric rates subject to refund with interest at 10.40 percent, pending a full review of 2010 fuel costs.  The PSCW has not begun its review of 2010 fuel costs.  NSP-Wisconsin’s fuel and purchased power costs through September 2010 were approximately $2.0 million, or 1.5 percent, lower than authorized in the 2010 electric rate case, which is within the cumulative variance range for the monitored fuel costs established by the PSCW.  However, based on forecasts for the remainder of 2010, NSP-Wisconsin could exceed the 2.0 percent variance range and be required to provide a refund to customers.  NSP-Wisconsin has established a liability of $1.4 million for such amounts subject to refund collected through Sept. 30, 2010.

2010 Electric Rate Case Reopener — In August 2010, NSP-Wisconsin filed a request with the PSCW to reopen the 2010 rate case and increase retail electric rates for 2011 by $29.1 million, or 5.4 percent, based on a forecast 2011 test year.  The requested increase in electric rates is primarily related to production and transmission fixed charges, specifically new investment in cleaner sources of energy and transmission lines to help reliably meet customers’ electric needs as well as forecast cost increases for fuel and purchased power.  Partially offsetting these increased costs is a refund of the Wisconsin customers’ share of excess funds in the Monticello nuclear generating plant external decommissioning fund.  No changes are requested to the capital structure or return on equity (ROE) authorized by the PSCW in the 2010 base rate case.

The major cost components of the requested increase are summarized below:

(Millions of Dollars)	Request
Production and transmission fixed charges	$19.3
Fuel and purchased power	12.1
Other	3.5
Monticello nuclear decommissioning fund refund	(5.8)
Total	$29.1

The PSCW held a pre-hearing conference in September 2010 and established the following procedural schedule:

●	Staff and intervenor direct testimony due Nov. 5, 2010;
●	Rebuttal testimony due Nov. 12, 2010;
●	Surrebuttal testimony due Nov. 16, 2010;
●	Technical and public hearings scheduled for Nov. 17, 2010; and
●	Initial brief due Dec. 6, 2010.

NSP-Wisconsin has requested that the PSCW approve this application to allow new rates to be effective Jan. 1, 2011.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

FERC Rate Case for Wholesale Municipal Customers — On April 1, 2010, NSP-Wisconsin filed an application with the FERC seeking changes to the rates, terms and conditions of the firm power sale for resale service agreement provided to its ten wholesale municipal full-requirements customers.  The filing would allow NSP-Wisconsin:

●	To set rates that will allow it to collect revenues sufficient to recover significant increases in its costs of services to the customers since rates were last set in 2006;
●	To convert from existing cost-based production stated rates to cost-based production formula rates; and
●
To establish a means to collect from the customers their proportionate share of presently unrecovered transmission costs incurred by the NSP System, whereby NSP-Minnesota and NSP-Wisconsin share all generation and transmission costs through the Interchange Agreement, which is a FERC-approved tariff.

NSP-Wisconsin requested the FERC to accept the formula rate template as the rate effective June 1, 2010, but permit NSP-Wisconsin to delay charging the customers the rates derived by the formula until July 1, 2010.  The municipal customers protested the proposed changes, arguing the use of Interchange Agreement costs does not provide the transparency required by FERC formula rates, that the ROE of 11.1 percent requested by NSP-Wisconsin was unreasonable and the FERC should impose the maximum five-month suspension period.  NSP-Wisconsin filed an answer to the municipal customer protest and agreed that a FERC order issued after the April 1, 2010 filing would result in a ROE of 10.4 percent.  On May 28, 2010, the FERC issued an order accepting NSP-Wisconsin’s proposed formula rate and related terms and conditions for filing, suspending the rates for one day, allowing the rate formula to become effective July 1, 2010, subject to refund, and establishing hearing and settlement judge procedures.  NSP-Wisconsin estimates the new rates will result in an increase in non-fuel revenues of $5.7 million, or 21 percent, for the formula rate year July 1, 2010 through June 30, 2011, as compared to prior stated rates, which are based on a 2006 test year.  This increase will be subject to refund pending the outcome of the settlement judge or hearing procedures.  Settlement judge procedures began in June 2010 and are ongoing.

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

Low-Income Housing Limited Partnerships — NSP-Wisconsin has entered into limited partnerships for the construction and operation of affordable rental housing developments which qualify for low-income housing tax credits.  NSP-Wisconsin has determined the low-income housing limited partnerships to be variable interest entities primarily due to contractual arrangements within each limited partnership that establish sharing of ongoing voting control and profits and losses that does not consistently align with the partners’ proportional equity ownership.  These limited partnerships are designed to qualify for low-income housing tax credits, and NSP-Wisconsin received a larger allocation of the tax credits than the general partners at inception of the arrangements.  NSP-Wisconsin determined that it has the power to direct the activities that most significantly impact these entities’ economic performance, and therefore NSP-Wisconsin consolidates these limited partnerships in its consolidated financial statements.

Equity financing for these entities has been provided by NSP-Wisconsin and the general partner of each limited partnership, and NSP-Wisconsin’s risk of loss is limited to its capital contributions, adjusted for any distributions and its share of undistributed profits and losses; no significant additional financial support has been, or is in the future, required to be provided to the limited partnerships by NSP-Wisconsin.  Mortgage-backed debt comprised the majority of the financing at inception of each limited partnership and is to be paid over the life of the limited partnership arrangement.  Obligations of the limited partnerships are secured by the low-income housing properties of each limited partnership, and the creditors of each limited partnership have no significant recourse to NSP-Wisconsin or its subsidiaries.  Likewise, the assets of the limited partnerships may only be used to settle obligations of the limited partnerships, and not those of NSP-Wisconsin or its subsidiaries.

Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for low-income housing limited partnerships include the following:

(Thousands of Dollars)	Sept. 30, 2010	Dec. 31, 2009
Current assets	$200	$208
Property, plant and equipment, net	2,927	3,030
Other noncurrent assets	89	82
Total assets	$3,216	$3,320

Current portion of mortgages and other current liabilities	$1,432	$1,476
Mortgages and other long-term debt payable	669	684
Other noncurrent liabilities	45	40
Total liabilities	$2,146	$2,200

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

Site Remediation — NSP-Wisconsin must pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including sites of former manufactured gas plants (MGPs) operated by NSP-Wisconsin, its predecessors, or other entities; and third party sites, such as landfills, for which NSP-Wisconsin is alleged to be a PRP that sent hazardous materials and wastes.  At Sept. 30, 2010 and Dec. 31, 2009, the liability for the cost of remediating these sites was estimated to be $100.8 million, of which $4.8 million and $5.7 million, respectively, was considered to be a current liability.

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

In September 2002, the Ashland site was placed on the National Priorities List.  In 2009, the Environmental Protection Agency (EPA) issued its proposed remedial action plan (PRAP).  NSP-Wisconsin submitted comments to the EPA in response to the PRAP, and indicated that it had serious concerns about the cleanup approach proposed by the EPA.  The EPA issued its Record of Decision (ROD) on Sept. 30, 2010, which documents the remedy that the EPA has selected for the cleanup of the site.  The EPA has estimated the cost for its selected cleanup is between $84 million and $98 million.  NSP-Wisconsin continues to have concerns over the cleanup approach selected by the EPA.  It is anticipated that the EPA will issue special notice letters to several PRPs, including NSP-Wisconsin, by Dec. 1, 2010, and in those letters, the EPA will invite the PRPs to participate in negotiations with the EPA to conduct or pay for all, or a portion, of the future cleanup work at the site.

NSP-Wisconsin’s potential liability, the actual cost of remediating the Ashland site and the time frame over which the amounts may be paid out are not determinable until after the EPA issues special notice letters and engages in negotiations with the PRPs at the site.  NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site.  NSP-Wisconsin has recorded a liability of $97.5 million based upon the remediation and design costs estimated by the ROD, together with estimated outside legal and consultant costs.

NSP-Wisconsin has deferred, as a regulatory asset, the costs accrued for the Ashland site based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site and has authorized recovery of similar remediation costs for other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin biennial retail rate case process.  A final determination of the scope and cost of the remediation of the Ashland site is not currently expected until 2011.

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

Other Environmental Requirements

EPA Greenhouse Gas (GHG) Rulemaking — In December 2009, in response to the U.S. Supreme Court’s decision in Massachusetts v. EPA, 549 U.S. 497 (2007), the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare and that emissions from motor vehicles contribute to the GHGs in the atmosphere.  The EPA has promulgated permit requirements for GHGs for large new and modified stationary sources, such as power plants.  These regulations will become applicable in 2011.

Clean Air Interstate Rule (CAIR) — In March 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions.  The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Wisconsin.  In 2008, the U.S. Court of Appeals for the District of Columbia vacated and remanded CAIR.  In July 2010, the EPA issued the proposed Clean Air Transport Rule (CATR), which would replace CAIR by requiring SO2 and NOx reductions in 31 states and the District of Columbia.  The EPA is proposing to reduce these emissions through federal implementation plans for each affected state.  The EPA’s preferred approach would set emission limits for each state and allow limited interstate emissions trading.  As proposed, CATR will impact Wisconsin for annual SO2 and NOx emissions.  NSP-Wisconsin is analyzing the proposed rule to determine whether emission reductions are needed from facilities.  Until CATR becomes final, NSP-Wisconsin will continue activities to support CAIR compliance.

For 2009, the NOx allowance costs for NSP-Wisconsin were $0.5 million.  The estimated NOx allowance cost for 2010 is $0.2 million.  NSP-Wisconsin believes the cost of any required capital investment or allowance purchases will be recoverable from customers in rates.

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  In February 2008, the U.S. Court of Appeals for the District of Columbia vacated the CAMR, which impacts federal CAMR requirements, but not necessarily state-only mercury legislation and rules.  The EPA has agreed to finalize Maximum Achievable Control Technology (MACT) emission standards for all hazardous air pollutants from electric utility steam generating units by November 2011 to replace the CAMR.  NSP-Wisconsin anticipates that the EPA will require affected facilities to demonstrate compliance within three to five years.

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

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available (BTA) for minimizing adverse environmental impacts.  In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants.  Several lawsuits were filed against the EPA challenging the phase II rulemaking.  In April 2009, the U.S. Supreme Court issued a decision in Entergy Corp. v. Riverkeeper, Inc., concluding that the EPA can consider a cost benefit analysis when establishing BTA.  The decision overturned only one aspect of the Court of Appeals’ earlier opinion, and gives the EPA the discretion to consider costs and benefits when it reconsiders its phase II rules.  Until the EPA fully responds, the rule’s compliance requirements and associated deadlines will remain unknown.  As such, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

Proposed Coal Ash Regulation —  In June 2010, the EPA published a proposed rule seeking comment on whether to regulate coal combustion byproducts (often referred to as coal ash) as a special waste (subject to many of the requirements for hazardous waste) or as a solid (nonhazardous) waste.  Coal ash is currently exempt from hazardous waste regulation.  The EPA’s proposal would result in more comprehensive and expensive requirements related to management and disposal of coal ash.  The EPA has extended the public comment period on the proposed rule until Nov. 19, 2010.  The EPA is also seeking comment on what regulations are appropriate for the beneficial reuse of coal ash.  The timing, scope and potential cost of any final rule that might be implemented are not determinable at this time.

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

Environmental Litigation

State of Connecticut vs. Xcel Energy Inc. et al. — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of NSP-Wisconsin, to force reductions in carbon dioxide (CO2) emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  On Sept. 19, 2005, the court granted a motion to dismiss on constitutional grounds.  On appeal in September 2009, the U.S. Court of Appeals for the Second Circuit reversed the lower court decision.  In August 2010, defendants filed a petition for review with the U.S. Supreme Court.

Comer vs. Xcel Energy Inc. et al. — In 2006, Xcel Energy, the parent company of NSP-Wisconsin, received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit.  In October 2009, the U.S. Court of Appeals for the Fifth Circuit reversed the district court decision, in part, concluding that the plaintiffs pleaded sufficient facts to overcome the constitutional challenges that formed the basis for dismissal by the district court.  A subsequent petition by defendants, including Xcel Energy, for en banc review was granted.  On May 28, 2010, the U.S. Court of Appeals for the Fifth Circuit ruled that it lacked an en banc quorum of nine active members to hear the case.  It dismissed the appeal, which resulted in the reinstatement of the district court’s opinion dismissing the case.  Plaintiffs subsequently filed with the U.S. Supreme Court a writ of mandamus, which is a procedure requesting the court to order the Fifth Circuit to review plaintiffs’ earlier appeal.  Defendants intend to oppose this request.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of NSP-Wisconsin, and 23 other utilities, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  All briefs related to this appeal have been filed.  It is unknown when the Ninth Circuit will render a final opinion.

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

Robarge vs. NSP-Wisconsin — Plaintiff in this purported class action, served in late 2009 and venued in County Circuit Court in Eau Claire, Wis., alleges that NSP-Wisconsin has engaged in unfair and improper refund practices regarding the cost of service extensions and seek certification of a class of those similarly situated.  Plaintiff claims entitlement to actual damages in an amount, as yet undetermined, punitive damages, injunctive relief, and fees and costs.  NSP-Wisconsin filed a motion for summary judgment in April 2010 and filed its opposition to plaintiff’s motion for class certification in July 2010.  NSP-Wisconsin will vigorously defend this matter, which it believes is without merit.

7.	Short-Term Borrowings

NSP-Wisconsin has an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  The following table presents the intercompany borrowing arrangement for NSP-Wisconsin:

(Millions of Dollars)	Sept. 30, 2010	Dec. 31, 2009
Notes payable to affiliates	$3.9	$15.5
Weighted average interest rate	0.34%	0.36%
Total notes payable available for issuance	$100	$100

The following table presents the notes payable of Clearwater Investments Inc., a NSP-Wisconsin subsidiary, to Xcel Energy:

(Millions of Dollars)	Sept. 30, 2010	Dec. 31, 2009
Notes payable to affiliates	$0.6	$0.6
Weighted average interest rate	0.33%	0.37%

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

At Sept. 30, 2010, accumulated other comprehensive income (OCI) related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.  There were immaterial losses related to interest rate derivatives reclassified from accumulated OCI into earnings during the three and nine months ended Sept. 30, 2010 and Sept. 30, 2009.

Commodity Derivatives — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its natural gas operations, including the sale of natural gas or the purchase of natural gas for resale.

At Sept. 30, 2010, NSP-Wisconsin had no commodity derivative contracts designated as cash flow hedges.  However, as of Sept. 30, 2010, NSP-Wisconsin has entered into derivative instruments that mitigate commodity price risk on behalf of natural gas customers but are not designated as qualifying hedging instruments.  Changes in the fair value of these commodity derivative instruments are deferred as a regulatory asset or liability based on the commission approved regulatory recovery mechanisms.

The following table details the gross notional amounts of commodity forwards at Sept. 30, 2010 and Dec. 31, 2009:

(Amounts in Thousands) (a)	Sept. 30, 2010	Dec. 31, 2009
MMBtu of natural gas	3,142	2,053

(a)	Amounts are not reflective of net positions in the underlying commodities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended Sept. 30,
(Thousands of Dollars)	2010	2009
Accumulated other comprehensive loss related to cash flow hedges at July 1	$(628)	$(704)
After-tax net realized losses on derivative transactions reclassified into earnings	19	19
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(609)	$(685)

	Nine Months Ended Sept. 30,
(Thousands of Dollars)	2010	2009
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(666)	$(742)
After-tax net realized losses on derivative transactions reclassified into earnings	57	57
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(609)	$(685)

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2010 and Sept. 30, 2009, and as such, had no gains or losses from fair value hedges or related hedged transactions for these periods.

During the three and nine months ended Sept. 30, 2010, changes in the fair value of natural gas commodity derivatives resulted in net losses of $1.9 million and $3.5 million, respectively, recognized as regulatory assets and liabilities.  During the three and nine months ended Sept. 30, 2009, changes in the fair value of natural gas commodity derivatives resulted in net gains of $0.4 million and $0.1 million, respectively, recognized as regulatory assets and liabilities.

Natural gas commodity derivatives settlement gains of $0.3 million and settlement losses of $4.3 million were incurred during the nine months ended Sept. 30, 2010 and Sept. 30, 2009, respectively, subject to purchased natural gas cost recovery mechanisms, which reclassify derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.  There were no material settlement losses on commodity derivatives for the three months ended Sept. 30, 2010 and Sept. 30, 2009.

Credit Related Contingent Features — Contract provisions of the derivative instruments that NSP-Wisconsin enters into may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Wisconsin is unable to maintain its credit ratings.  If the credit ratings of NSP-Wisconsin at Sept. 30, 2010 and Dec. 31, 2009 were downgraded below investment grade, no contracts underlying NSP-Wisconsin’s derivative liabilities would have required the posting of collateral or contract settlement upon the downgrade.

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

Fair Value Measurements

ASC 820 Fair Value Measurements and Disclosures provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value. A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance. The three levels in the hierarchy are as follows:

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

Level 3 — Significant inputs to pricing have little or no observability as of the reported date.  The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.

Fair value for commodity derivatives is determined based on observable prices for identical or similar forward contracts, or internally prepared option valuation models using observable forward curves and volatilities.  Levels are assigned to these fair value measurements based on the significance of the use of subjective forward price and volatility forecasts for commodities and locations with limited observability, or the significance of contractual settlements that extend to periods beyond those readily observable on active exchanges or quoted by brokers.

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

The following tables present, for each of these hierarchy levels, NSP-Wisconsin’s assets and liabilities that are measured at fair value on a recurring basis:

	Sept. 30, 2010
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (c)	Total
Current derivative liabilities
Natural gas commodity	$-	$3,183	$-	$3,183	$-	$3,183
Noncurrent derivative liabilities
Natural gas commodity (c)	-	38	-	38	(1)	37

	Dec. 31, 2009
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (b)	Total
Current derivative assets
Natural gas commodity (a)	$-	$608	$-	$608	$5	$613
Current derivative liabilities
Natural gas commodity	-	15	-	15	5	20

(a)	Amounts included in prepayments and other in the consolidated balance sheets.
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

(c)	Amounts included in deferred credits and other liabilities in the consolidated balance sheet.

9.	Financial Instruments

The estimated fair values of NSP-Wisconsin’s recorded financial instruments are as follows:

	Sept. 30, 2010		Dec. 31, 2009
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$118	$118	$134	$134
Long-term debt, including current portion	369,377	442,985	369,343	394,476

The fair value of cash and cash equivalents, notes and accounts receivable, notes and accounts payable and short-term debt are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.  The fair value of NSP-Wisconsin’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.

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

The following table presents guarantees issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	Sept. 30, 2010	Dec. 31, 2009
Guarantees issued and outstanding	$1.0	$1.0
Known exposure under these guarantees	0.4	0.5

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At Sept. 30, 2010 and Dec. 31, 2009, there were no letters of credit outstanding.

10.	Other Income, Net

Other income (expense), net, consisted of the following:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2010	2009	2010	2009
Interest income	$272	$260	$1,053	$791
Other nonoperating income	63	18	139	63
Insurance policy expense	(131)	(211)	(239)	(448)
Other income, net	$204	$67	$953	$406

11.	Segment Information

NSP-Wisconsin has the following reportable segments:  regulated electric, regulated natural gas and all other.  All other revenues primarily include investments in rental housing projects that qualify for low-income housing tax credits.

Asset and capital expenditure information is not provided for NSP-Wisconsin’s reportable segments because as an integrated electric and natural gas utility, NSP-Wisconsin operates significant assets that are not dedicated to a specific business segment, and reporting assets and capital expenditures by business segment would require arbitrary and potentially misleading allocations which may not necessarily reflect the assets that would be required for the operation of the business segments on a stand-alone basis.

To report income from continuing operations for regulated electric and regulated natural gas utility segments the majority of costs are directly assigned to each segment.  However, some costs, such as common depreciation, common operating and maintenance (O&M) expenses and interest expense are allocated based on cost causation allocators.  A general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2010
Operating revenues from external customers	$198,617	$12,186	$265	$-	$211,068
Intersegment revenues	84	226	-	(310)	-
Total revenues	$198,701	$12,412	$265	$(310)	$211,068
Net income (loss)	$18,749	$(1,639)	$514	$-	$17,624

Three Months Ended Sept. 30, 2009
Operating revenues from external customers	$170,063	$11,983	$219	$-	$182,265
Intersegment revenues	25	224	-	(249)	-
Total revenues	$170,088	$12,207	$219	$(249)	$182,265
Net income (loss)	$13,379	$(1,437)	$1,681	$-	$13,623

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2010
Operating revenues from external customers	$535,761	$78,948	$725	$-	$615,434
Intersegment revenues	265	914	-	(1,179)	-
Total revenues	$536,026	$79,862	$725	$(1,179)	$615,434
Net income	$31,735	$1,585	$527	$-	$33,847

Nine Months Ended Sept. 30, 2009
Operating revenues from external customers	$507,450	$94,200	$655	$-	$602,305
Intersegment revenues	105	983	-	(1,088)	-
Total revenues	$507,555	$95,183	$655	$(1,088)	$602,305
Net income	$34,250	$2,599	$1,971	$-	$38,820

12.	Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2010	2009	2010	2009
Net income	$17,624	$13,623	$33,847	$38,820
Other comprehensive income:
After-tax net realized losses on derivative transactions reclassified into earnings	19	19	57	57
Comprehensive income	$17,643	$13,642	$33,904	$38,877

13.	Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30,
	2010	2009	2010	2009
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$18,286	$16,365	$1,002	$1,166
Interest cost	41,253	42,448	10,695	12,603
Expected return on plan assets	(58,080)	(64,135)	(7,132)	(5,694)
Amortization of transition obligation	-	-	3,611	3,611
Amortization of prior service cost (credit)	5,165	6,155	(1,233)	(681)
Amortization of net loss	12,078	3,114	2,910	4,832
Net periodic benefit cost	18,702	3,947	9,853	15,837
Costs not recognized and additional cost recognized due to the effects of regulation	(6,630)	(723)	972	972
Net benefit cost recognized for financial reporting	$12,072	$3,224	$10,825	$16,809

NSP-Wisconsin
Net benefit cost recognized for financial reporting	$1,215	$140	$411	$532

	Nine Months Ended Sept. 30,
	2010	2009	2010	2009
(Thousands of Dollars)	Pension Benefits		Postretirement HealthCare Benefits
Xcel Energy Inc.
Service cost	$54,860	$49,095	$3,005	$3,499
Interest cost	123,758	127,343	32,085	37,809
Expected return on plan assets	(174,239)	(192,404)	(21,397)	(17,082)
Amortization of transition obligation	-	-	10,833	10,833
Amortization of prior service cost (credit)	15,493	18,464	(3,699)	(2,044)
Amortization of net loss	36,236	9,342	8,732	14,497
Net periodic benefit cost	56,108	11,840	29,559	47,512
Costs not recognized and additional cost recognized due to the effects of regulation	(20,270)	(2,169)	2,918	2,918
Net benefit cost recognized for financial reporting	$35,838	$9,671	$32,477	$50,430

NSP-Wisconsin
Net benefit cost recognized for financial reporting	$3,647	$420	$1,234	$1,595

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

Forward-Looking Statements

The following discussion and analysis by management focuses on those factors that had a material effect on NSP-Wisconsin’s financial condition, results of operations, and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes to the consolidated financial statements.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results. Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; environmental laws and regulations; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2009, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2010.

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

Results of Operations

NSP-Wisconsin’s net income was $33.8 million for the first nine months of 2010, compared with $38.8 million for the first nine months of 2009.  The year-to-date decrease is due to decreased fuel recovery and higher O&M expenses, partially offset by new electric rates, which were effective in January 2010, as well as higher electric sales attributable to warmer temperatures.

Electric Revenues and Margin

Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power.  The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.

Electric — The following table details the electric revenues and margin:

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2010	2009
Electric revenues	$536	$507
Electric fuel and purchased power	(303)	(283)
Electric margin	$233	$224

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30, 2010:

Electric Revenues

(Millions of Dollars)	2010 vs. 2009
Retail rate increases	$16
Estimated impact of weather	7
Fuel and purchased power cost recovery	4
Retail sales growth (excluding weather impact)	1
Other, net	1
Total increase in electric revenue	$29

Electric Margin

(Millions of Dollars)	2010 vs. 2009
Retail rate increases	$16
Estimated impact of weather	7
Retail sales growth (excluding weather impact)	1
Fuel and purchased power cost recovery	(6)
Interchange agreement billing with NSP-Minnesota	(3)
Other, net	(6)
Total increase in electric margin	$9

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

Natural Gas — The following table details the natural gas revenues and margin:

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2010	2009
Natural gas revenues	$79	$94
Cost of natural gas sold and transported	(51)	(65)
Natural gas margin	$28	$29

The following tables summarize the components of the changes in natural gas revenues and margin for the nine months ended Sept. 30, 2010:

Natural Gas Revenues

(Millions of Dollars)	2010 vs. 2009
Purchased natural gas adjustment clause recovery	$(15)
Estimated impact of weather	(1)
Other, net	1
Total decrease in natural gas revenues	$(15)

Natural Gas Margin

(Millions of Dollars)	2010 vs. 2009
Estimated impact of weather	$(1)
Total decrease in natural gas margin	$(1)

Non-Fuel Operating Expense and Other Items

O&M Expenses —O&Mexpenses for the first nine months of 2010 increased $10.8 million, or 10.3 percent, compared with 2009.  The following table summarizes the components of the changes in O&M expense for the nine months ended Sept. 30, 2010:

(Millions of Dollars)	2010 vs. 2009
Higher insurance costs	$3
Higher employee benefit costs	3
Higher Interchange Agreement billing costs with NSP-Minnesota	3
Other, net	2
Total increase in other operating and maintenance expenses	$11

●	Higher insurance costs in 2010 are the result of a one-time cost reimbursement in 2009 related to a legal settlement and higher premiums.
●	Higher employee benefit costs are primarily related to performance based incentive compensation as well as pension costs.

Income Taxes — Income tax expense increased by $0.1 million for the first nine months of 2010, compared with the first nine months of 2009.  The effective tax rate was 39.6 percent for the first nine months of 2010, compared with 36.3 percent for the same period in 2009.  The higher effective tax rate for the first nine months of 2010 was primarily due to a higher forecasted annual effective tax.  The higher forecasted annual effective tax rate for 2010 as compared to 2009 was primarily due to increased state unitary tax expense in 2010.

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

In the second quarter of 2010, NSP-Wisconsin completed more detailed analyses of the project.  As a result of these analyses, the estimated project cost increased to nearly $79.5 million, well above the 10 percent cost tolerance band allowed by the PSCW in the certificate of authority final order.  NSP-Wisconsin notified the PSCW of the increase in estimated costs and received a three to six month time period to review other options that may be viable for the third boiler at Bay Front.  NSP-Wisconsin expects to complete its review and report its findings to the PSCW by the end of 2010.  NSP-Minnesota has withdrawn the rate recovery filings previously submitted to the Minnesota Public Utilities Commission and the North Dakota Public Service Commission, but may submit revised filings once the regulatory process in Wisconsin is completed.

Wisconsin Fuel Cost Recovery Legislation — In May 2010, Wisconsin adopted a law to modify the existing statutes and rules governing electric fuel cost recovery in utility rates.  The prohibition on an automatic adjustment clause remains, but the provision requiring an emergency or extraordinary increase in the cost of fuel before the PSCW can approve a fuel-related rate increase was repealed.  As required by the legislation, the PSCW promulgated a rule to implement the change in law and forwarded its proposed rule to the Wisconsin legislature in August 2010.  Approval by the legislature is pending.

Under the proposed rule, an electric utility will submit a forward-looking annual fuel cost plan for approval by the PSCW.  Once a utility has an approved fuel cost plan, it can then defer any under-collection or over-collection of fuel costs for future rate recovery or refund, providing that the under/over-collection exceeds a 2.0 percent symmetrical annual tolerance band.  Approval of a fuel cost plan and any rate adjustment for recovery or refund of deferred costs would be determined by the PSCW after opportunity for a hearing.  Rate recovery of deferred fuel cost is subject to an earnings test based on the utility’s most recently authorized ROE.  The proposed rule is scheduled to go into effect for calendar year 2011.

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

Midwest Independent Transmission System Operator, Inc. (MISO) Cost Allocation Tariff — In October 2009, the FERC approved a proposal by MISO and its transmission owners, including NSP-Minnesota and NSP-Wisconsin, to change the cost allocation procedures in the MISO tariff associated with interconnection of new generation.  The approved tariff required the interconnecting generator to fund 90 or 100 percent of the costs of network upgrades required for interconnection (depending on voltage) on an interim basis until MISO and its stakeholders develop a replacement tariff to be filed with FERC in July 2010.  On July 15, 2010, MISO and certain transmission owners, including NSP-Minnesota and NSP-Wisconsin, filed the required replacement tariff.  The cost allocation provisions of the tariff provide for (1) regional allocation and recovery of costs associated with transmission expansion projects identified through the MISO transmission planning process as Multi-Value Projects (MVPs), which are projects that meet certain key planning objectives and (2) the allocation to generators of most costs for other network upgrades required to interconnect the generator to the MVPs or the existing transmission system.  MISO proposed the tariff changes be effective July 16, 2010.  Comments on the July 2010 MISO tariff filing were filed on Sept. 10, 2010, and a significant number of comments, both in support and in opposition of the tariff changes, were submitted.  The filing is pending FERC action.

MISO vs. PJM Interconnection, L.L.C. (PJM) Complaint Proceedings — In March 2010, MISO filed two complaints against PJM at the FERC alleging that PJM violated generation redispatch requirements under the Joint Operating Agreement between the two regional transmission organizations (RTOs), and alleging that incorrect modeling of certain generators by PJM resulted in underpayments by PJM of up to $135 million to generators in MISO (including the NSP System, whereby NSP-Minnesota and NSP-Wisconsin share all generation and transmission costs by means of a FERC-approved tariff commonly referred to as the Interchange Agreement) for redispatch provided from 2002 to 2009.  MISO asked the FERC to direct PJM to pay the underpaid amount, plus interest.  In April 2010, PJM filed a complaint against MISO, alleging that MISO dispatched generation in the MISO region improperly under the RTO Joint Operating Agreement, and requested that the FERC order MISO to pay PJM up to $25 million.  Xcel Energy intervened in the complaint proceedings in support of MISO.  Informal settlement discussions have failed to resolve the issues, and the FERC issued an order setting the disputes for hearing and formal settlement discussions.  Settlement discussions are continuing.  The outcome of the complaint proceedings is uncertain.  If MISO were to prevail, NSP-Wisconsin could receive a portion of the payments to MISO from PJM.  If PJM were to prevail, NSP-Wisconsin could be required to reimburse MISO for a portion of the payments to PJM.

Electric Reliability Standards Compliance

Compliance Audits
In 2008, the NSP System filed a self-report with the Midwest Reliability Organization (MRO) regional entity relating to failure to complete certain generation station battery tests, relay maintenance intervals and certain critical infrastructure protection (CIP) standards.  In 2009, the NSP System reached agreement with the MRO that would resolve all open audit findings and self-reports by payment of a non-material penalty.  In April 2010, the NSP System executed a definitive settlement agreement.  The settlement agreement is pending approval at the NERC and will also need to be approved by the FERC.

In March 2010, the MRO conducted a compliance spot check to evaluate compliance with the NERC CIP standards, which were effective July 1, 2008.  The draft non-public report issued by the MRO found that the Xcel Energy utility subsidiaries may not be in compliance with several of the CIP standards.  Xcel Energy provided comments disagreeing with many of the conclusions of the draft report.  The regional entity audit function issued a non-public final report in August 2010 alleging violations of certain CIP requirements, including certain violations common to all Xcel Energy utility subsidiaries; at that time, the spot check report was transferred to the MRO enforcement function.  Xcel Energy continues to dispute the alleged violations and is working to resolve issues with the MRO enforcement functions.  To what extent the regional entities or NERC may seek to impose penalties for violations of CIP standards is unknown at this time.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of Sept. 30, 2010, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

The EPA has taken steps to regulate GHGs under the Clean Air Act.  On Dec. 7, 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere. This endangerment finding creates a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles. The EPA finalized GHG efficiency standards for light duty vehicles in spring 2010 and has promulgated  permitting requirements for GHGs for large new and modified stationary sources, such as power plants.  These regulations will become applicable in 2011.  We are also currently a party to climate change lawsuits and may be subject to additional climate change lawsuits, including lawsuits similar to those described in Note 6, Commitments and Contingent Liabilities, in the notes to the consolidated financial statements. While we believe such lawsuits are without merit, an adverse outcome in any of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant. Such payments or expenditures could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Nov. 1, 2010.

Northern States Power Company (a Wisconsin corporation)
(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer