Form 10-Q
period 2011-03-31
NORTHERN STATES POWER CO /WI/
filed 2011-05-02
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011
Common Stock, $100 par value	933,000 shares

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

PART I — FINANCIAL INFORMATION

Item 1 —  FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended March 31,
	2011	2010
Operating revenues
Electric	$184,368	$173,062
Natural gas	53,483	51,481
Other	257	226
Total operating revenues	238,108	224,769

Operating expenses
Electric fuel and purchased power	105,482	97,350
Cost of natural gas sold and transported	37,264	36,078
Other operating and maintenance expenses	39,588	37,886
Conservation program expenses	3,061	2,896
Depreciation and amortization	16,739	15,730
Taxes (other than income taxes)	6,077	5,962
Total operating expenses	208,211	195,902

Operating income	29,897	28,867

Other income, net	74	663
Allowance for funds used during construction — equity	106	434

Interest charges and financing costs
Interest charges — includes other financing costs of $364 and $350, respectively	6,003	6,356
Allowance for funds used during construction — debt	(38)	(185)
Total interest charges and financing costs	5,965	6,171

Income before income taxes	24,112	23,793
Income taxes	9,469	10,249
Net income	$14,643	$13,544

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$14,643	$13,544
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,065	16,057
Deferred income taxes	8,453	3,648
Amortization of investment tax credits	(154)	(156)
Allowance for equity funds used during construction	(106)	(434)
Net realized and unrealized hedging and derivative transactions	31	31
Changes in operating assets and liabilities:
Accounts receivable	(5,762)	20,601
Accrued unbilled revenues	12,221	9,527
Inventories	9,982	7,050
Other current assets	5,854	11,917
Accounts payable	(16,461)	(16,918)
Net regulatory assets and liabilities	1,346	(2,351)
Other current liabilities	40	7,021
Change in other noncurrent assets	45	(39)
Change in other noncurrent liabilities	(8,418)	423
Net cash provided by operating activities	38,779	69,921

Investing activities
Utility capital/construction expenditures	(26,200)	(26,171)
Allowance for equity funds used during construction	106	434
Other investments	(174)	2,243
Net cash used in investing activities	(26,268)	(23,494)

Financing activities
Proceeds from short-term borrowings, net	31,000	—
Proceeds from notes payable to affiliate	111,300	131,400
Repayment of notes payable to affiliate	(148,300)	(129,300)
Repayment of long-term debt	(13)	(10)
Dividends paid to parent	(8,442)	(48,522)
Net cash used in financing activities	(14,455)	(46,432)

Net decrease in cash and cash equivalents	(1,944)	(5)
Cash and cash equivalents at beginning of period	6,445	923
Cash and cash equivalents at end of period	$4,501	$918

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(6,430)	$(6,784)
Cash received for income taxes, net	440	5,878
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$1,630	$2,062

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands of dollars)
	March 31, 2011	Dec. 31, 2010
Assets
Current assets
Cash and cash equivalents	$4,501	$6,445
Accounts receivable, net	57,266	51,664
Accounts receivable from affiliates	163	3
Accrued unbilled revenues	39,358	51,579
Inventories	16,634	26,616
Regulatory assets	12,259	14,084
Prepaid taxes	14,876	21,097
Prepayments and other	2,922	2,555
Total current assets	147,979	174,043

Property, plant and equipment, net	1,140,996	1,130,342

Other assets
Regulatory assets	212,229	214,402
Other investments	4,210	4,036
Other	3,618	3,705
Total other assets	220,057	222,143
Total assets	$1,509,032	$1,526,528

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,488	$1,502
Short-term debt	31,000	—
Notes payable to affiliates	550	37,550
Accounts payable	22,240	35,124
Accounts payable to affiliates	32,770	36,320
Dividends payable to parent	8,287	8,441
Regulatory liabilities	10,822	10,377
Accrued interest	5,629	6,438
Taxes accrued	2,256	867
Derivative instruments	55	1,787
Other	14,645	17,543
Total current liabilities	129,742	155,949

Deferred credits and other liabilities
Deferred income taxes	208,327	198,793
Deferred investment tax credits	8,956	9,110
Regulatory liabilities	118,545	117,318
Environmental liabilities	98,039	97,740
Pension and employee benefit obligations	44,441	51,592
Customer advances	17,377	17,352
Other	6,671	8,142
Total deferred credits and other liabilities	502,356	500,047

Commitments and contingent liabilities
Capitalization
Long-term debt	367,881	367,854
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	187,071	187,071
Retained earnings	229,253	222,897
Accumulated other comprehensive loss	(571)	(590)
Total common stockholder’s equity	509,053	502,678
Total liabilities and equity	$1,509,032	$1,526,528

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2011 and Dec. 31, 2010; the results of operations for the three months ended March 31, 2011 and 2010, and its cash flows for the three months ended March 31, 2011 and 2010.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after March 31, 2011 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2010 balance sheet information has been derived from the audited 2010 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2010.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2010, filed with the SEC on Feb. 28, 2011.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2010, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently issued accounting pronouncements that have been adopted in the current period did not materially impact the consolidated financial statements, and no material impact is expected from accounting pronouncements issued and pending implementation.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2011	Dec. 31, 2010
Accounts receivable, net
Accounts receivable	$61,443	$55,926
Less allowance for bad debts	(4,177)	(4,262)
	$57,266	$51,664
Inventories
Materials and supplies	$5,747	$5,564
Fuel	9,771	10,819
Natural gas	1,116	10,233
	$16,634	$26,616
Property, plant and equipment, net
Electric plant	$1,606,831	$1,590,713
Natural gas plant	200,277	199,224
Common and other property	124,736	123,793
Construction work in progress	48,660	42,874
Total property, plant and equipment	1,980,504	1,956,604
Less accumulated depreciation	(839,508)	(826,262)
	$1,140,996	$1,130,342

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 5 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expired in August 2010.  The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expires in September 2011.  The Internal Revenue Service (IRS) commenced an examination of tax years 2008 and 2009 in the third quarter of 2010.  As of March 31, 2011, the IRS had not proposed any material adjustments to tax years 2008 and 2009.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of March 31, 2011, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2006.  As of March 31, 2011, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2011	Dec. 31, 2010
Unrecognized tax benefit - Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit - Temporary tax positions	1.7	1.7
Unrecognized tax benefit balance	$1.9	$1.9

NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $1 million.

No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2011 or Dec. 31, 2010.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

NSP-Wisconsin 2010 Electric Fuel Cost Recovery — NSP-Wisconsin over-recovered fuel and purchased power costs by approximately $4.6 million (2.6 percent) in 2010.  The total refund obligation under the Wisconsin fuel rules, including interest, is $3.1 million.  NSP-Wisconsin refunded the over-recovery to customers in the first quarter of 2011.

Pending and Recently Concluded Regulatory Proceedings — Michigan Public Service Commission (MPSC)

2011 Michigan Electric Rate Case — In December 2010, NSP-Wisconsin filed an application with the MPSC to increase base electric rates by $1.1 million, or 9.3 percent based on a forecast 2011 test year.  The application is based on a Michigan electric rate base of $22.2 million, a 10.75 percent return on equity and a 52.3 percent common equity ratio.  NSP-Wisconsin’s current base electric rates were approved by the MPSC in 1999, based on a 1998 test year.  NSP-Wisconsin is currently in settlement discussions with MPSC staff and Enbridge Energy Company, Inc., which is the sole intervenor in the case, and anticipates resolution of the case in mid-2011.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

FERC Rate Case for Wholesale Municipal Customers — In April 2010, NSP-Wisconsin filed an application with the FERC seeking changes to the rates, terms and conditions of the firm power sale for resale service agreement provided to its ten wholesale municipal full-requirements customers.  In the application, NSP-Wisconsin requested to convert from existing cost-based production stated rates to cost-based production formula rates and to set rates that will allow it to collect revenues sufficient to recover significant increases in its costs of services to the customers since rates were last set in 2006.

In May 2010, the FERC issued an order accepting NSP-Wisconsin’s proposed formula rate and related terms and conditions for filing, suspending the rates for one day, allowing the rate formula to become effective July 1, 2010, subject to refund, and establishing hearing and settlement procedures.  Settlement procedures began in June 2010, and in February 2011, NSP-Wisconsin and the municipal customers reached a settlement in principle.  Pursuant to FERC rules, the terms of the settlement are not public at this time. In March 2011, NSP-Wisconsin filed for authorization to place the settlement rates into effect on an interim basis effective March 1, 2011, subject to FERC approval of the settlement.  The FERC administrative law judge (ALJ) granted the motion the same day.  NSP-Wisconsin anticipates a settlement agreement will be filed with FERC in the second quarter of 2011.  The settlement agreement must be approved by FERC before it becomes effective.

NSP-Wisconsin estimates the settlement rates will result in an increase in non-fuel revenues of $5.0 million, or 18 percent, for the formula rate year July 1, 2010 through June 30, 2011, a reduction from rates currently in effect subject to refund.  Accordingly, NSP-Wisconsin has established a liability of $0.8 million based on the difference between the settlement rates and the rates in effect subject to refund and true-up from July 1, 2010 through March 31, 2011.

NSP-Wisconsin’s two largest wholesale customers, the cities of Medford, Wis. and Rice Lake, Wis., issued notices in December 2010 that power supply contracts with NSP-Wisconsin will be cancelled and power will be purchased from an alternate supplier.  Under the notice provisions in their contracts, Medford will terminate service at the end of 2011 and Rice Lake will terminate service at the end of 2012.  Subsequently, the remaining eight municipal wholesale customers issued notices stating power supply contracts with NSP-Wisconsin will be cancelled at the end of 2012 and power will be purchased from an alternate supplier starting in 2013.  Until the contracts terminate, the municipal wholesale customers will be served under their existing contracts and the formula rate.

6.	Commitments and Contingent Liabilities

Except as noted below and in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the circumstances set forth in Notes 10 and 11 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.  The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

Commitments

Variable Interest Entities — The accounting guidance for consolidation of variable interest entities requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an enterprise is a variable interest entity’s primary beneficiary.

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

Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for low-income housing limited partnerships include the following:

(Thousands of Dollars)	March 31, 2011	Dec. 31, 2010
Current assets	$199	$228
Property, plant and equipment, net	2,850	2,891
Other noncurrent assets	90	89
Total assets	$3,139	$3,208

Current liabilities	$1,593	$1,612
Mortgages and other long-term debt payable	486	486
Other noncurrent liabilities	42	43
Total liabilities	$2,121	$2,141

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

The following table presents guarantees issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	March 31, 2011	Dec. 31, 2010
Guarantees issued and outstanding	$1.0	$1.0
Known exposure under these guarantees	0.5	0.5

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

Site Remediation — The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws impose liability, without regarding the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances to the environment.  NSP-Wisconsin must pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including sites of former manufactured gas plants (MGPs) operated by NSP-Wisconsin, its predecessors, or other entities; and third party sites, such as landfills, for which NSP-Wisconsin is alleged to be a PRP that sent hazardous materials and wastes.  At March 31, 2011 and Dec. 31, 2010, the liability for the cost of remediating these sites was estimated to be $102.8 million, of which $4.8 million and $5.1 million, respectively, was considered to be a current liability.

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

In 2002, the Ashland site was placed on the National Priorities List.  In 2009, the Environmental Protection Agency (EPA) issued its proposed remedial action plan (PRAP).  The EPA issued its Record of Decision (ROD) in September 2010, which documents the remedy that the EPA has selected for the cleanup of the site.  The EPA has estimated the cost for its selected cleanup is between $83 million and $97 million.  The EPA has stated that this cost estimate is expected to be within plus 50 percent to minus 30 percent of the actual project costs.

In April 2011, the EPA issued special notice letters identifying several entities, including NSP-Wisconsin, as PRPs, responsible for future cleanup at the site.  The special notice letters request that those PRPs participate in negotiations with the EPA regarding how the PRPs intend to conduct or pay for the cleanup.

NSP-Wisconsin’s potential liability, the actual cost of remediating the Ashland site and the time frame over which the amounts may be paid out are not determinable until after negotiations with the EPA and other PRPs at the site are fully resolved.  NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site.  NSP-Wisconsin has recorded a liability of $97.5 million based upon potential remediation and design costs together with estimated outside legal and consultant costs.

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

Asbestos Removal — Some of NSP-Wisconsin’s facilities contain asbestos.  Most asbestos will remain undisturbed until the facilities that contain it are demolished or removed.  NSP-Wisconsin’s removal costs for asbestos are expected to be immaterial; therefore, no asset retirement obligation was recorded.  See additional discussion of asset retirement obligations in Note 11 of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2010.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment.  The cost of removing asbestos as part of other work is not expected to be material and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

EPA Greenhouse Gas (GHG) Endangerment Rulemaking — In December 2009, the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare.  The EPA has promulgated permit requirements for GHGs for power plants.  These regulations became applicable in 2011.  In December 2010, the EPA announced a settlement with several states and environmental groups to begin preparing regulations of emissions from both new and existing steam electric generating units, such as coal-fired power plants, under the Clean Air Act.  The EPA plans to propose these regulations in July 2011 and finalize them in the first half of 2012.

Clean Air Interstate Rule (CAIR) — In 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions.  The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Wisconsin.  In 2008, the U.S. Court of Appeals for the District of Columbia vacated and remanded CAIR.

In July 2010, the EPA issued the proposed Clean Air Transport Rule (CATR), which would replace CAIR by requiring SO2 and NOx reductions in 31 states and the District of Columbia.  The EPA is proposing to reduce these emissions through federal implementation plans for each affected state.  The EPA’s preferred approach would set emission limits for each state and allow limited interstate emissions trading.  As proposed, CATR will impact Wisconsin for annual SO2 and NOx emissions.  NSP-Wisconsin is analyzing the proposed rule to determine whether emission reductions are needed from facilities in these affected states.  The EPA is expected to issue the final CATR in summer 2011.  Until CATR becomes final, NSP-Wisconsin will continue activities to support CAIR compliance.

At March 31, 2011, the estimated annual NOx allowance cost for NSP-Wisconsin was $0.1 million.  NSP-Wisconsin believes the cost of any required capital investment or allowance purchases will be recoverable from customers.

Electric Generating Unit (EGU) Maximum Achievable Control Technology (MACT) Rule — In 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulated mercury emissions from power plants.  In February 2008, the U.S. Court of Appeals for the District of Columbia vacated the CAMR, which impacted federal CAMR requirements, but not necessarily state-only mercury legislation and rules.

In March 2011, the EPA issued the proposed EGU MACT designed to address emissions of mercury and other hazardous air pollutants for coal-fired utility units greater than 25 MW.  NSP-Wisconsin is evaluating the proposed rule and plans to offer comments to the EPA.  The EPA intends to issue the final rule by November 2011.  NSP-Wisconsin anticipates that the EPA will require affected facilities to demonstrate compliance within three to four years.

Wisconsin Mercury Rule — In December 2008, the Wisconsin mercury reduction rule took effect, which impacts NSP-Wisconsin’s Bay Front plant.  The rule applies to coal-fired utility boilers and requires that small coal-fired utility boilers, which include all three boilers at the Bay Front plant, must perform a top-down best available control technology (BACT) analysis for mercury by June 30, 2011, and limit mercury emissions to a level that is determined by the Wisconsin Department of Natural Resources (WDNR) to be BACT by Jan. 1, 2015.

NSP-Wisconsin had proposed a gasifier project for boiler 5 at the Bay Front plant.  In November 2010, NSP-Wisconsin notified the PSCW that it will not be proceeding with the project due to a significant increase in the estimated costs, declining costs of generation options and considerable regulatory uncertainty at the state and federal level.   As long as boiler 5 continues to burn coal, it will be subject to this rule and must perform the analysis under the Wisconsin mercury rule.  In addition, if the industrial boiler (IB) MACT is revised prior to 2015, boilers 1 and 2 will no longer be subject to the Wisconsin mercury reduction rule, and will need to comply with the Boiler MACT.  As such, any cost estimates to comply with the Wisconsin mercury reduction rule are premature at this time.

IB MACT Rules — In March 2011, the EPA finalized IB MACT rules to regulate boilers and process heaters fueled with coal, biomass and liquid fuels.  The EPA has announced that it will be reconsidering portions of these rules.  In its current form, the IB MACT rule would apply to the Bay Front plant.  NSP-Wisconsin is evaluating the final rules for compliance options and for possible comments.

Federal Clean Water Act (CWA Section 316 (b)) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available (BTA) for minimizing adverse environmental impacts to aquatic species.  In 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants.  In March 2011, the EPA released a pre-publication version of a proposed rule that was modified to address earlier court decisions.  The proposed rule sets prescriptive standards for minimization of aquatic species impingement but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office.  NSP-Wisconsin has begun an internal review of the possible changes and impacts, including possible additional capital and operating expenses.  Due to the uncertainty of the final regulatory requirements, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

Proposed Coal Ash Regulation — NSP-Wisconsin’s operations generate hazardous wastes that are subject to the Federal Resource Recovery and Conservation Act and comparable state laws that impose detailed requirements for handling, storage, treatment and disposal of hazardous waste.  In June 2010, the EPA published a proposed rule seeking comment on whether to regulate coal combustion byproducts (often referred to as coal ash) as hazardous or nonhazardous waste.  Coal ash is currently exempt from hazardous waste regulation.  If the EPA ultimately issues a final rule under which coal ash is regulated as hazardous waste, NSP-Wisconsin’s costs associated with the management and disposal of coal ash would significantly increase, and the beneficial reuse of coal ash would be negatively impacted.  The EPA has not announced a planned date for a final rule.  The timing, scope and potential cost of any final rule that might be implemented are not determinable at this time.

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

Environmental Litigation

State of Connecticut vs. Xcel Energy Inc. et al. — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against the following utilities, including Xcel Energy, the parent company of NSP-Wisconsin, to force reductions in carbon dioxide (CO2) emissions:  American Electric Power Co., Southern Co., Cinergy Corp. (merged into Duke Energy Corporation) and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In September 2005, the court granted plaintiffs’ motion to dismiss on constitutional grounds.  In August 2010, this decision was reversed by the Second Circuit and is currently on appeal before the United States Supreme Court.  Oral arguments were presented to the Supreme Court on April 19, 2011 and a decision is expected in the summer of 2011.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of NSP-Wisconsin, and 23 other utilities, oil, gas and coal companies. Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village. Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008. In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds. In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. It is unknown when the Ninth Circuit will render a final opinion. The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina. Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million. No accrual has been recorded for this matter.

Robarge vs. NSP-Wisconsin — Plaintiff in this purported class action, served in late 2009 and venued in County Circuit Court in Eau Claire, Wis., alleges that NSP-Wisconsin has engaged in unfair and improper refund practices regarding the cost of service extensions and seeks certification of a class of those similarly situated.  Plaintiff claims entitlement to actual damages in an amount, as yet undetermined, punitive damages, injunctive relief, and fees and costs.  NSP-Wisconsin filed a motion for summary judgment in April 2010 and filed its opposition to plaintiff’s motion for class certification in July 2010.  In January 2011, the Court issued an order denying plaintiff’s motion for class certification and granting NSP-Wisconsin’s motion for summary judgment.  Plaintiff did not appeal and, therefore, this case is concluded.

7.	Borrowings and Other Financing Instruments

In an order dated Feb. 4, 2011, NSP-Wisconsin received regulatory approval from the PSCW to establish a commercial paper program in an amount up to $150 million and enter into a back-up credit facility.  Subsequently, NSP-Wisconsin entered into a 4-year credit facility, established a commercial paper program and terminated its intercompany borrowing arrangement with NSP-Minnesota.

Currently, NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.

Commercial Paper — The following table presents commercial paper outstanding for NSP-Wisconsin under the new commercial paper program:

(Millions of Dollars)	Three Months Ended March 31, 2011
Borrowing limit	$150
Amount outstanding at period end	31
Average amount outstanding	3
Maximum amount outstanding	38
Weighted average interest rate, computed on a daily basis	0.33%
Weighted average interest rate at end of period	0.34

Credit Facilities — In order to use its commercial paper program to fulfill short-term funding needs, NSP-Wisconsin must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under this credit agreement.

During March of 2011, NSP-Wisconsin executed a new 4-year credit agreement.  The total size of the credit facility is $150 million and expires in March 2015. NSP-Wisconsin has the right to request an extension of the final maturity date for two additional one year periods, subject to majority bank group approval.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.  Other features of NSP-Wisconsin’s credit facility include:

●
The credit facility has a financial covenant requiring that NSP-Wisconsin’s debt-to-total capitalization ratio be less than or equal to 65 percent.  NSP-Wisconsin was in compliance as its debt-to-total capitalization ratio was 49 percent at March 31, 2011.  If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

●
The credit facility has a cross-default provision that provides Xcel Energy will be in default on its borrowings under the facility if it or any of its subsidiaries, comprising 15 percent or more of the consolidated assets, defaults on any indebtedness in an aggregate principal amount exceeding $75 million.

●	The interest rates under the line of credit are based on the Eurodollar rate, plus a borrowing margin based on the applicable credit ratings of 100 to 200 basis points per year.
●	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the line of credit at a range of 10 to 35 basis points per year.

At March 31, 2011, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$150.0	$31.0	$119.0

(a)  Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2011.

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At March 31, 2011 and Dec. 31, 2010, there were no letters of credit outstanding.

Intercompany Borrowing Arrangement — Prior to entering into its credit facility, NSP-Wisconsin had an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  The following table presents the intercompany borrowing arrangement for NSP-Wisconsin:

(Millions of Dollars)	Three Months Ended March 31, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$—	$100
Amount outstanding at period end	—	37
Average amount outstanding	30	11
Maximum amount outstanding	65	59
Weighted average interest rate, computed on a daily basis	0.35%	0.33%
Weighted average interest rate at end of period	N/A	0.38

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments Inc., a NSP-Wisconsin subsidiary, to Xcel Energy:

(Millions of Dollars)	March 31, 2011	Dec. 31, 2010
Notes payable to affiliates	$0.6	$0.6
Weighted average interest rate	0.34%	0.36%

8.	Fair Value of Financial Assets and Liabilities

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

Specific valuation methods include the following:

Commodity derivatives — The methods utilized to measure the fair value of commodity derivatives include the use of forward prices and volatilities to value commodity forwards and options.  Levels are assigned to these fair value measurements based on the significance of the use of subjective forward price and volatility forecasts for commodities and locations with limited observability, or the significance of contractual settlements that extend to periods beyond those readily observable on active exchanges or quoted by brokers.

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

Derivative Instruments Fair Value Measurements

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

At March 31, 2011, accumulated other comprehensive income (OCI) related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.  There were immaterial losses related to interest rate derivatives reclassified from accumulated OCI into earnings during the three months ended March 31, 2011 and March 31, 2010.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive losses, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended March 31,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive loss related to cash flow hedges at Jan 1	$(590)	$(666)
After-tax net realized losses on derivative transactions reclassified into earnings	19	19
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(571)	$(647)

Commodity Derivatives — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its natural gas operations, including the sale of natural gas or the purchase of natural gas for resale.

At March 31, 2011, NSP-Wisconsin had no commodity derivative contracts designated as cash flow hedges.  However, as of March 31, 2011, NSP-Wisconsin has entered into derivative instruments that mitigate commodity price risk on behalf of natural gas customers but are not designated as qualifying hedging instruments.  Changes in the fair value of these commodity derivative instruments are deferred as a regulatory asset or liability based on the commission approved regulatory recovery mechanisms.

The following table details the gross notional amounts of commodity forwards at March 31, 2011 and Dec. 31, 2010:

(Amounts in Thousands) (a)	March 31, 2011	Dec. 31, 2010
MMBtu of natural gas	912	2,242

(a) Amounts are not reflective of net positions in the underlying commodities.

During the three months ended March 31, 2011 and March 31, 2010, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.2 million and $1.5 million, respectively, recognized as regulatory assets and liabilities.  Natural gas commodity derivatives settlement losses of $2.0 million and settlement gains of $0.3 million were recognized during the three months ended March 31, 2011 and March 31, 2010, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.

Recurring Fair Value Measurements — The following tables present, for each of these hierarchy Levels, NSP-Wisconsin’s derivative liabilities that are measured at fair value on a recurring basis:

	March 31, 2011
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (a)	Total
Current derivative liabilities
Natural gas commodity	$—	$55	$—	$55	$—	$55

	Dec. 31, 2010
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (a)	Total
Current derivative liabilities
Natural gas commodity	—	$1,800	$—	$1,800	$(13)	$1,787

(a)
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

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three months ended March 31, 2011 and March 31, 2010.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions of the derivative instruments that NSP-Wisconsin enters into may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Wisconsin is unable to maintain its credit ratings.  If the credit ratings of NSP-Wisconsin at March 31, 2011 and Dec. 31, 2010 were downgraded below investment grade, no contracts underlying NSP-Wisconsin’s derivative liabilities would require the posting of collateral or contract settlement.

Certain of NSP-Wisconsin’s derivative instruments are subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Wisconsin’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  NSP-Wisconsin had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2011 and Dec. 31, 2010.

Fair Value of Long-Term Debt Recorded at Carrying Amount

The carrying amounts and fair values of NSP-Wisconsin’s long-term debt are as follows:

	March 31, 2011		Dec. 31, 2010
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$369,369	$413,292	$369,356	$416,587

The fair value of NSP-Wisconsin’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.  The fair value estimates presented are based on information available to management as of March 31, 2011 and Dec. 31, 2010.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair values may differ significantly.

As of March 31, 2011 and Dec. 31, 2010, the carrying amounts of cash and cash equivalents, notes and accounts receivable, notes and accounts payable and accrued liabilities representative of fair value because of the short-term nature of these instruments.

9.	Other Income, Net

Other income (expense), net, consisted of the following:

	Three Months Ended March 31,
(Thousands of Dollars)	2011	2010
Interest income	$171	$732
Other nonoperating income	—	14
Insurance policy expense	(76)	(83)
Other nonoperating expense	(21)	—
Other income, net	$74	$663

10.        Segment Information

NSP-Wisconsin has the following reportable segments: regulated electric, regulated natural gas and all other.

●
NSP-Wisconsin’s regulated electric utility segment generates electricity which is transmitted and distributed in Wisconsin and Michigan.  In addition, this segment includes sales for resale and provides wholesale transmission service to various entities primarily in Wisconsin.

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

Operating results from the regulated electric utility and regulated natural gas serve as the primary basis for the chief operating decision maker to evaluate the dual performance of NSP-Wisconsin.  The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2010.  These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended March 31, 2011
Operating revenues from external customers	$184,368	$53,483	$257	$—	$238,108
Intersegment revenues	100	562	—	(662)	—
Total revenues	$184,468	$54,045	$257	$(662)	$238,108
Net income	$10,381	$4,210	$52	$—	$14,643

Three Months Ended March 31, 2010
Operating revenues from external customers	$173,062	$51,481	$226	$—	$224,769
Intersegment revenues	87	270	—	(357)	—
Total revenues	$173,149	$51,751	$226	$(357)	$224,769
Net income (loss)	$9,686	$3,983	$(125)	$—	$13,544

11.        Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended March 31,
(Thousands of Dollars)	2011	2010
Net income	$14,643	$13,544
Other comprehensive income:
After-tax net realized losses on derivative transactions reclassified into earnings	19	19
Comprehensive income	$14,662	$13,563

12.        Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2011	2010	2011	2010
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy
Service cost	$18,112	$17,618	$1,315	$1,038
Interest cost	39,915	40,652	10,551	10,529
Expected return on plan assets	(55,286)	(58,124)	(7,968)	(7,134)
Amortization of transition obligation	—	—	3,611	3,611
Amortization of prior service cost (credit)	5,633	5,164	(1,233)	(1,233)
Amortization of net loss	18,729	11,024	3,343	2,709
Net periodic benefit cost	27,103	16,334	9,619	9,520
Costs not recognized and additional cost recognized due to the effects of regulation	(7,885)	(7,326)	973	973
Net benefit cost recognized for financial reporting	$19,218	$9,008	$10,592	$10,493

NSP-Wisconsin
Net benefit cost recognized for financial reporting	$1,461	$1,074	$384	$402

Voluntary contributions of $134 million were made to three of Xcel Energy’s pension plans in January 2011, including $6.4 million related to NSP-Wisconsin.  Based on updated valuation results received in March 2011 for the NCE Non-Bargaining Pension Plan, Xcel Energy plans to make a required contribution of $3.3 million to the NCE Non-Bargaining Pension Plan in mid-2011.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting our nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC;  financial or regulatory accounting policies imposed by  regulatory bodies; availability or cost of capital; employee workforce factors; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2010, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Results of Operations

NSP-Wisconsin’s net income was $14.6 million for the first three months of 2011, compared with $13.5 million for the first three months of 2010.  The increase was due to higher new electric rates, which were effective in January 2011, offset by higher O&M expenses as well as higher depreciation expense.

Electric Revenues and Margin

Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power.  The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.

Electric — The following table details the electric revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2011	2010
Electric revenues	$184	$173
Electric fuel and purchased power	(105)	(97)
Electric margin	$79	$76

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended March 31, 2011:

Electric Revenues

(Millions of Dollars)	2011 vs. 2010
Retail rate increases	$6
Electric fuel and purchased power cost recovery	3
Interchange agreement billings with NSP-Minnesota	3
Estimated impact of weather	2
Sales mix and demand revenue	(2)
Other, net	(1)
Total increase in electric revenue	$11

Electric Margin

(Millions of Dollars)	2011 vs. 2010
Retail rate increases	$6
Estimated impact of weather	2
Sales mix and demand revenue	(2)
Interchange agreement billings with NSP-Minnesota	(2)
Other, net	(1)
Total increase in electric margin	$3

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

Natural Gas — The following table details the natural gas revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2011	2010
Natural gas revenues	$53	$51
Cost of natural gas sold and transported	(37)	(36)
Natural gas margin	$16	$15

The following tables summarize the components of the changes in natural gas revenues and margin for the three months ended March 31, 2011:

Natural Gas Revenues
(Millions of Dollars)	2011 vs. 2010
Purchased natural gas adjustment clause recovery	$2
Estimated impact of weather	1
Other, net	(1)
Total increase in natural gas revenues	$2

Natural Gas Margin

(Millions of Dollars)	2011 vs. 2010
Estimated impact of weather	$1
Total increase in natural gas margin	$1

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses for the first three months of 2011 increased $1.7 million, or 4.5 percent, compared with 2010.  The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2011 vs. 2010
Higher interchange agreement billing costs with NSP-Minnesota	$1
Other, net	1
Total increase in other O&M expenses	$2

Depreciation and Amortization — Depreciation and amortization expenses increased by approximately $1.0 million, or 6.4 percent, for the first quarter of 2011 compared with the same period in 2010.  The change in depreciation expense is primarily due to normal system expansion.

Income Taxes — Income tax expense decreased by $0.8 million for the first three months of 2011, compared with the first three months of 2010.  The decrease in income tax expense was primarily due to a write-off of tax benefits previously recorded for Medicare Part D subsidies in 2010.  The effective tax rate was 39.3 percent for the first three months of 2011, compared with 43.1 percent for the same period in 2010.  The lower effective tax rate for the first three months of 2011, as compared to 2010, was primarily due to increased state unitary tax benefit in 2011 and the write-off of tax benefit for Medicare Part D subsidies in 2010.  Without this write-off, the effective tax rate for the first three months of 2010 would have been 40.1 percent.

Factors Affecting Results of Continuing Operations

Public Utility Regulation

NSP-Wisconsin Certificate of Public Convenience and Necessity (CPCN) — An application for a CPCN for the Wisconsin portion of the CapX2020 project was filed with the PSCW in January 2011.  In February 2011, the PSCW determined the application was not complete and requested additional information in order to determine completeness.  A revised CPCN application with the requested information was filed with the PSCW in April 2011.  There have been issues raised by the Wisconsin Department of Transportation regarding placement of one of the routes near the Great River Road and by the Wisconsin Department of Natural Resources regarding a section of a route which passes through the Van Loon Wildlife Area in Wisconsin.  There are route options which could avoid those areas if the PSCW determines those issues warrant such a decision.  No major issues regarding need have been raised and it is expected a decision will be issued in mid-2012.

Fuel and Purchased Energy Cost Recovery Mechanisms — NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers.  Instead, under Wisconsin administrative rules, utilities must submit a forward-looking annual fuel cost plan to the PSCW for approval.  Once the PSCW approves the fuel cost plan, utilities must defer the amount of any fuel cost over-collection or under-collection in excess of a two percent annual tolerance band, for future rate recovery or refund.  Approval of a fuel cost plan and any rate adjustment for refund or recovery of deferred costs is determined by the PSCW after opportunity for a hearing.  Rate recovery of deferred fuel cost is subject to an earnings test based on the utility’s most recently authorized return on equity (ROE).  These rules first went into effect in January 2011.

NSP-Wisconsin’s wholesale electric rate schedules include a fuel clause adjustment to provide for adjustments to billings and revenues for changes in the cost of fuel and purchased energy.

NSP-Wisconsin’s retail electric rate schedules for Michigan customers include power supply cost recovery factors, which are based on 12-month projections.  After each 12-month period, reconciliation is submitted whereby over-collections are refunded and any under-collections are collected from the customers over the subsequent 12-month period.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of North American Electric Reliability Corporation (NERC) mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2010.  In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

NERC Electric Reliability Standards Compliance

Compliance Audits and Self Reports
In November 2010, the NSP System (the electric production and transmission system of NSP-Minnesota is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System) filed a self-report with the Midwest Reliability Organization (MRO) regarding potential violations of certain NERC critical infrastructure protection standards (CIPS).  Additional self-reports of potential violations of CIPS standards were filed in January 2011.  Based on the issues identified with CIPS compliance, the NSP System submitted a mitigation plan that provides for a comprehensive review of its CIPS compliance programs.  Whether and to what extent penalties may be assessed against the NSP System for the issues identified and self-reported to date is unclear.

In February and March 2011, the NSP System was subject to a comprehensive triennial audit by the MRO regarding compliance with various NERC mandatory reliability standards, including CIPS.  The MRO found potential violations of seven standards; five are related to CIPS.  The written MRO reports are now being completed, and Xcel Energy anticipates challenging certain of the alleged violations.  None of the alleged violations is expected to result in a material penalty.

NERC Compliance Investigations
In September 2007, portions of the NSP System and transmission systems west and north of the NSP System briefly islanded from the rest of the Eastern Interconnection as a result of a series of transmission line outages.  In addition, service to approximately 790 MW of load was temporarily interrupted, primarily in Saskatchewan, Canada.  In February 2011, NERC transferred responsibility for completing the compliance investigation to the MRO.  The final outcome of the compliance investigation, and whether and to what extent penalties for violations may be assessed, is unknown at this time.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2011, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

No change in NSP-Wisconsin’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against NSP-Wisconsin.  After consultation with legal counsel, NSP-Wisconsin has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Additional Information

See Notes 5 and 6 of the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 10 and 11 of NSP-Wisconsin’s consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2010 for a description of certain legal proceedings presently pending.

Item 1A — RISK FACTORS

Except to the extent updated or described below, NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2010, which is incorporated herein by reference.

Operational Risks

Although we do not own any nuclear generating facilities, because our production and transmission system is operated on an integrated basis with NSP-Minnesota’s (an affiliate of NSP-Wisconsin) production and transmission system, we may be subject to risks associated with NSP-Minnesota’s nuclear generation.

Our electric production and transmission system is managed on an integrated basis with the electric production and transmission system of NSP-Minnesota through the Interchange Agreement.

NSP-Minnesota’s two nuclear stations, Prairie Island and Monticello, subject it to the risks of nuclear generation, which include:

●
The risks associated with use of radioactive materials in the production of energy, the management, handling, storage and disposal of these radioactive materials and the current lack of a long-term disposal solution for radioactive materials;

●	Limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and
●	Uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of licensed lives.

The Nuclear Regulatory Commission (NRC) has authority to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised NRC safety requirements could necessitate substantial capital expenditures or a substantial increase in operating expenses at NSP-Minnesota’s nuclear plants. In addition, the Institute for Nuclear Power Operations reviews NSP-Minnesota’s nuclear operations and nuclear generation facilities. Compliance with the Institute for Nuclear Power Operations’ recommendations could result in substantial capital expenditures or a substantial increase in operating expenses.

If an incident did occur, it could have a material adverse effect on our results of operations or financial condition.  Furthermore, the non-compliance of other nuclear facilities operators with applicable regulations or the occurrence of a serious nuclear incident at other facilities could result in increased regulation of the industry as a whole, which could then increase NSP-Minnesota’s compliance costs and impact the results of operations of its facilities.  The recent events at the nuclear facilities in Fukushima, Japan could result in increased regulation of the nuclear generation industry as a whole, and additional requirements with respect to emergency planning and demonstrated ability to operate nuclear facilities in the event of natural disasters or other events.  This increased regulation could increase NSP-Minnesota’s compliance costs and impact the results of operations of its nuclear facilities.  Furthermore, these events could cause increased regulatory review and scrutiny by the NRC which could lead to delays in the process for obtaining required regulatory reviews and approvals.

Item 6 — EXHIBITS

*Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
3.02*	By-Laws as amended and June 3, 2008 (Exhibit 3.02 to Form 10-Q for the quarter ended June 30, 2008 (file no. 001-03140) Aug. 4, 2008).
10.01*
Credit Agreement, dated as of March 17, 2011 among NSP-Wisconsin, a Wisconsin corporation, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Barclays Capital, the investment banking division of Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (Exhibit 99.03 to Form 8-K of Xcel Energy, file number 001-03034, dated March 23, 2011).

10.02*
Stock Equivalent Plan for Non-Employee Directors of Xcel Energy as amended and restated effective Feb. 23, 2011 (Appendix A to the Xcel Energy Definitive Proxy Statement (file no. 001-03034) filed April 5, 2011).

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

Northern States Power Company (a Wisconsin corporation)

May 2, 2011
	By:	/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer