Form 10-Q
period 2011-06-30
NORTHERN STATES POWER CO /WI/
filed 2011-08-01
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 1, 2011
Common Stock, $100 par value	933,000 shares

Northern States Power Company (a Wisconsin corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I - FINANCIAL INFORMATION

Item l	—	Financial Statements (Unaudited)	3
Item 2	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4	—	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1	—	Legal Proceedings	24
Item 1A	—	Risk Factors	24
Item 6	—	Exhibits	26

SIGNATURES			27

Certifications Pursuant to Section 302			1
Certifications Pursuant to Section 906			1
Statement Pursuant to Private Litigation			1

This Form 10-Q is filed by Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin).  NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc.  Xcel Energy Inc. wholly owns the following subsidiaries: Northern States Power Company, a Minnesota corporation (NSP-Minnesota); Southwestern Public Service Company, a New Mexico corporation (SPS); Public Service Company of Colorado, a Colorado corporation (PSCo); and NSP-Wisconsin.  Additional information on Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) is available on various filings with the Securities and Exchange Commission (SEC).

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues
Electric	$178,692	$164,082	$363,060	$337,144
Natural gas	19,880	15,281	73,363	66,762
Other	278	234	535	460
Total operating revenues	198,850	179,597	436,958	404,366

Operating expenses
Electric fuel and purchased power	100,183	99,535	205,665	196,885
Cost of natural gas sold and transported	12,081	8,623	49,345	44,701
Other operating and maintenance expenses	40,309	37,934	79,897	75,820
Conservation program expenses	3,422	2,989	6,483	5,885
Depreciation and amortization	16,906	15,883	33,645	31,613
Taxes (other than income taxes)	5,834	5,639	11,911	11,601
Total operating expenses	178,735	170,603	386,946	366,505

Operating income	20,115	8,994	50,012	37,861

Other (expense) income, net	(60)	86	14	749
Allowance for funds used during construction — equity	305	649	411	1,083

Interest charges and financing costs
Interest charges — includes other financing costs of $445, $354, $809 and $704, respectively	6,082	6,043	12,085	12,399
Allowance for funds used during construction — debt	(39)	(298)	(77)	(483)
Total interest charges and financing costs	6,043	5,745	12,008	11,916

Income before income taxes	14,317	3,984	38,429	27,777
Income taxes	5,839	1,305	15,308	11,554
Net income	$8,478	$2,679	$23,121	$16,223

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands of dollars)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$23,121	$16,223
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,303	32,271
Deferred income taxes	14,494	7,224
Amortization of investment tax credits	(307)	(312)
Allowance for equity funds used during construction	(411)	(1,083)
Net realized and unrealized hedging and derivative transactions	63	63
Changes in operating assets and liabilities:
Accounts receivable	4,029	24,110
Accrued unbilled revenues	14,515	10,467
Inventories	5,804	6,116
Other current assets	1,713	8,213
Accounts payable	(21,340)	(17,803)
Net regulatory assets and liabilities	246	(5,879)
Other current liabilities	2,944	624
Change in other noncurrent assets	(59)	(78)
Change in other noncurrent liabilities	(7,532)	2,324
Net cash provided by operating activities	71,583	82,480

Investing activities
Utility capital/construction expenditures	(58,219)	(56,028)
Allowance for equity funds used during construction	411	1,083
Other investments	(43)	2,281
Net cash used in investing activities	(57,851)	(52,664)

Financing activities
Proceeds from short-term borrowings, net	35,000	-
Proceeds from notes payable to affiliate	111,300	190,500
Repayment of notes payable to affiliate	(148,300)	(206,000)
Repayment of long-term debt	(30)	(34)
Capital contributions from parent	-	44,032
Dividends paid to parent	(16,728)	(57,296)
Net cash used in financing activities	(18,758)	(28,798)

Net (decrease) increase in cash and cash equivalents	(5,026)	1,018
Cash and cash equivalents at beginning of period	6,445	923
Cash and cash equivalents at end of period	$1,419	$1,941

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(11,514)	$(11,215)
Cash received for income taxes, net	441	1,558
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$1,094	$1,615

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands of dollars)

	June 30, 2011	Dec. 31, 2010
Assets
Current assets
Cash and cash equivalents	$1,419	$6,445
Accounts receivable, net	47,638	51,667
Accrued unbilled revenues	37,064	51,579
Inventories	20,812	26,616
Regulatory assets	12,395	14,084
Prepaid taxes	20,060	21,097
Prepayments and other	1,879	2,555
Total current assets	141,267	174,043

Property, plant and equipment, net	1,153,063	1,130,342

Other assets
Regulatory assets	210,533	214,402
Other investments	4,078	4,036
Other	3,680	3,705
Total other assets	218,291	222,143
Total assets	$1,512,621	$1,526,528

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,473	$1,502
Short-term debt	35,000	-
Notes payable to affiliates	550	37,550
Accounts payable	20,830	35,124
Accounts payable to affiliates	26,739	36,320
Dividends payable to parent	8,112	8,441
Regulatory liabilities	8,636	10,377
Accrued interest	6,646	6,438
Taxes accrued	2,303	867
Derivative instruments	293	1,787
Other	17,826	17,543
Total current liabilities	128,408	155,949

Deferred credits and other liabilities
Deferred income taxes	212,164	198,793
Deferred investment tax credits	8,803	9,110
Regulatory liabilities	118,105	117,318
Environmental liabilities	98,486	97,740
Pension and employee benefit obligations	44,877	51,592
Customer advances	17,844	17,352
Other	6,589	8,142
Total deferred credits and other liabilities	506,868	500,047

Commitments and contingent liabilities
Capitalization
Long-term debt	367,907	367,854
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	187,071	187,071
Retained earnings	229,619	222,897
Accumulated other comprehensive loss	(552)	(590)
Total common stockholder's equity	509,438	502,678
Total liabilities and equity	$1,512,621	$1,526,528

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2011 and Dec. 31, 2010; the results of its operations for the three and six months ended June 30, 2011 and 2010, and its cash flows for the six months ended June 30, 2011 and 2010.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after June 30, 2011 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2010 balance sheet information has been derived from the audited 2010 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2010.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2010, filed with the SEC on Feb. 28, 2011.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2010, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Fair Value Measurement — In May 2011, the Financial Accounting Standards Board (FASB) issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Accounting Standards Update (ASU) No. 2011-04), which provides additional guidance for fair value measurements.  These updates to the FASB Accounting Standards Codification (ASC or Codification) include clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity and disclosures regarding the sensitivity of Level 3 measurements to changes in valuation model inputs.  These updates to the Codification are effective for interim and annual periods beginning after Dec. 15, 2011.  NSP-Wisconsin does not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income.  These updates do not affect the items reported in other comprehensive income or the guidance for reclassifying such items to net income.  These updates to the Codification are effective for interim and annual periods beginning after Dec. 15, 2011.  NSP-Wisconsin does not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2011	Dec. 31, 2010
Accounts receivable, net (a)
Accounts receivable	$51,606	$55,929
Less allowance for bad debts	(3,968)	(4,262)
	$47,638	$51,667
Inventories
Materials and supplies	$5,807	$5,564
Fuel	10,268	10,819
Natural gas	4,737	10,233
	$20,812	$26,616
Property, plant and equipment, net
Electric plant	$1,633,630	$1,590,713
Natural gas plant	203,046	199,224
Common and other property	128,044	123,793
Construction work in progress	41,312	42,874
Total property, plant and equipment	2,006,032	1,956,604
Less accumulated depreciation	(852,969)	(826,262)
	$1,153,063	$1,130,342

(a) Accounts receivable, net includes $1 million and $3 million due from affiliates, as of June 30, 2011 and Dec. 31, 2010, respectively.

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 5 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expired in August 2010.  The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expires in September 2011.  The Internal Revenue Service (IRS) commenced an examination of tax years 2008 and 2009 in the third quarter of 2010.  As of June 30, 2011, the IRS had not proposed any material adjustments to tax years 2008 and 2009.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of June 30, 2011, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2006.  As of June 30, 2011, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2011	Dec. 31, 2010
Unrecognized tax benefit - Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit - Temporary tax positions	1.7	1.7
Unrecognized tax benefit balance	$1.9	$1.9

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2011	Dec. 31, 2010
NOL and tax credit carryforwards	$(0.2)	$(0.1)

NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $1 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at June 30, 2011 and Dec. 31, 2010 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2011 or Dec. 31, 2010.

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

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

NSP-Wisconsin 2011 Electric and Gas Rate Case — In June 2011, NSP-Wisconsin filed a request with the PSCW to increase electric rates approximately $29.2 million, or 5.1 percent and natural gas rates approximately $8.0 million, or 6.6 percent, effective Jan. 1, 2012.  The rate filing is based on a 2012 forecast test year and includes a requested return on equity (ROE) of 10.75 percent, and an equity ratio of 52.54 percent.  The rate base in 2012 is forecast to be approximately $718 million for the electric utility and $84 million for the natural gas utility.  A PSCW decision is anticipated in the fourth quarter of 2011.

Pending and Recently Concluded Regulatory Proceedings — Michigan Public Service Commission (MPSC)

2011 Michigan Electric Rate Case — In December 2010, NSP-Wisconsin filed an application with the MPSC to increase base electric rates by $1.1 million, or 9.3 percent based on a forecast 2011 test year.  The application is based on a Michigan electric rate base of $22.2 million, a 10.75 percent ROE and a 52.3 percent common equity ratio.  NSP-Wisconsin’s current base electric rates were approved by the MPSC in 1999, based on a 1998 test year.

In June 2011, NSP-Wisconsin, MPSC Staff and Enbridge Energy Company, Inc., the sole intervenor in the case, filed a settlement agreement with the MPSC.  On July 12, 2011, the MPSC issued an order approving the settlement agreement.  Under the settlement agreement, NSP-Wisconsin was authorized to increase rates by approximately $0.8 million, or 7.1 percent, effective Aug. 1, 2011.  The new rates are based on a 10.30 percent ROE and a 52.3 percent common equity ratio.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

FERC Rate Case for Wholesale Municipal Customers — In April 2010, NSP-Wisconsin filed a request with FERC proposing to change the rates, terms and conditions of the firm wholesale power sales services to its ten wholesale municipal customers.  NSP-Wisconsin proposed to convert to cost-based production formula rates.  In May 2010, the FERC issued an order accepting NSP-Wisconsin’s proposed formula rate and related terms and conditions for filing, allowing the rate formula to become effective July 1, 2010, subject to refund and settlement procedures.  In April 2011, NSP-Wisconsin filed a settlement agreement resolving all issues.  NSP-Wisconsin estimates the settlement rates will result in an increase in non-fuel revenues of $5.0 million, or 18 percent, for the formula rate year July 1, 2010 through June 30, 2011, compared to the previously effective rates.  In June 2011, the settlement Administrative Law Judge issued an order certifying the settlement for FERC approval.  The settlement is pending FERC action.  NSP-Wisconsin expects to increase wholesale rates by an additional  $2.1 million, or 6.4 percent, annually effective July 1, 2011, pursuant to the rate formula mechanism.

NSP-Wisconsin’s two largest wholesale customers, the cities of Medford, Wis. and Rice Lake, Wis., issued notices in December 2010 that Medford will terminate service at the end of 2011 and Rice Lake will terminate service at the end of 2012.  Subsequently, the remaining eight municipal wholesale customers issued notices stating power supply contracts with NSP-Wisconsin will be cancelled at the end of 2012 and power will be purchased from an alternate supplier starting in 2013.  Until the contracts terminate, the municipal wholesale customers will be served under their existing contracts and the formula rate.  In 2010, these ten municipal wholesale customers represented approximately 6 percent of NSP-Wisconsin’s total electric operating revenue.

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

Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for low-income housing limited partnerships include the following:

(Thousands of Dollars)	June 30, 2011	Dec. 31, 2010
Current assets	$207	$228
Property, plant and equipment, net	2,811	2,891
Other noncurrent assets	101	89
Total assets	$3,119	$3,208

Current liabilities	$1,584	$1,612
Mortgages and other long-term debt payable	486	486
Other noncurrent liabilities	45	43
Total liabilities	$2,115	$2,141

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

The following table presents guarantees issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	June 30, 2011	Dec. 31, 2010
Guarantees issued and outstanding	$1.0	$1.0
Known exposure under these guarantees	0.4	0.5

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

Site Remediation — The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws impose liability, without regarding the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances to the environment.  NSP-Wisconsin must pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including sites of former manufactured gas plants (MGPs) operated by NSP-Wisconsin, its predecessors, or other entities; and third party sites, such as landfills, for which NSP-Wisconsin is alleged to be a PRP that sent hazardous materials and wastes.  At June 30, 2011 and Dec. 31, 2010, the liability for the cost of remediating these sites was estimated to be $103.4 million and $102.8 million, respectively, of which $4.9 million and $5.1 million, respectively, was considered to be a current liability.

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

In April 2011, the EPA issued special notice letters identifying several entities, including NSP-Wisconsin, as PRPs, responsible for future cleanup at the site.  The special notice letters requested that those PRPs participate in negotiations with the EPA regarding how the PRPs intended to conduct or pay for the cleanup. The special notice established a 60 day moratorium against enforcement action by the EPA.  On June 30, 2011, NSP-Wisconsin submitted a settlement offer to the EPA related to the future cleanup of the site and performance of a pilot study in Chequamegon Bay to demonstrate the effectiveness of a wet dredge full scale sediment remedy at the site.  On July 14, 2011, the EPA informed NSP-Wisconsin and the other PRPs that it was rejecting all of their individual offers and that the EPA had determined it would not extend the enforcement moratorium by another 60 days, such that the EPA can now choose to initiate enforcement actions at any time. Despite this decision, the EPA also indicated a willingness to continue settlement negotiations with NSP-Wisconsin.

NSP-Wisconsin’s potential liability, the actual cost of remediating the Ashland site and the time frame over which the amounts may be paid out are not determinable until after negotiations or litigation with the EPA and other PRPs at the site are fully resolved.  NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site.  NSP-Wisconsin has recorded a liability of $97.5 million based upon potential remediation and design costs together with estimated outside legal and consultant costs.

NSP-Wisconsin has deferred, as a regulatory asset, the costs accrued for the Ashland site based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site and has authorized recovery of similar remediation costs incurred by other Wisconsin utilities for remediation of manufactured gas plants.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin biennial retail rate case process.  Under an existing PSCW policy with respect to recovery of remediation costs for manufactured gas plants, utilities have recovered costs amortized over a four to six year period.  The PSCW has not allowed utilities to recover interest on the unamortized balance.

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

Owen Park MGP Site — The Wisconsin Department of Natural Resources (WDNR) requested that NSP-Wisconsin investigate the Owen Park site on the west bank of the Chippewa River in Eau Claire, Wis.  It is believed that this site was previously an MGP site prior to current ownership by the City of Eau Claire.  The WDNR has indicated that it believes NSP-Wisconsin may have successor liability for the Owen Park site.

In response to the WDNR’s request, NSP-Wisconsin is performing an ongoing site investigation, and has concluded that materials typically associated with the operation of MGPs are present in soils and groundwater at the site.  Information obtained from this ongoing investigation indicates some site remediation may be required.  The ultimate scope and costs of such remediation are not determinable at this time, and will not be fully determinable until a remediation action plan is submitted and approved by the WDNR.  It is anticipated, however, that remediation costs will not have a material adverse effect on NSP-Wisconsin’s consolidated results of operations, cash flow or financial position.

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

Other Environmental Requirements

EPA Greenhouse Gas (GHG) Endangerment Rulemaking — In December 2009, the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare.  In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold.  The EPA plans to propose GHG regulations applicable to emissions from existing power plants under the Clean Air Act (CAA).  In June 2011, the EPA announced that they have delayed the proposal date to September 2011, but still plan on issuing final rules in May 2012.

Cross State Air Pollution Rule (CSAPR) — On July 7, 2011, the EPA issued its CSAPR.  The rule, previously called the Transport Rule, addresses long range transport of particulate matter and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities located in the eastern half of the United States (U.S.).  The CSAPR sets more stringent requirements than the proposed Transport Rule.  The rule creates an emissions trading program, although interstate trading under the rule will be significantly restricted.  NSP-Wisconsin may comply by either reducing emissions, purchasing allowances, or a combination of the two.  The CSAPR is a final rule and requires compliance beginning in 2012.

NSP-Wisconsin is still evaluating compliance options.  NSP-Wisconsin will ultimately comply with the rule through execution of their existing resource and emission control plans, as well as, through allowance purchases and other activities.  Because the CSAPR requires compliance in 2012, NSP-Wisconsin may be required to take additional short-term action (including redispatching its system to reduce coal plant operating hours) in order to decrease emissions from its facilities prior to the installation of emission controls.  NSP-Wisconsin is still evaluating a short-term compliance strategy.  NSP-Wisconsin believes the cost of any required capital investment, allowance purchases or redispatch costs will be recoverable from customers.

Clean Air Interstate Rule (CAIR) — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  In 2008, the U.S. Court of Appeals for the District of Columbia vacated and remanded the CAIR, but subsequently allowed the CAIR to continue into effect pending the EPA’s adoption of a new rule that addressed the deficiencies found by the court.  CSAPR replaces the CAIR, and will be applicable to NSP-Wisconsin’s plants beginning in 2012.

Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  At June 30, 2011, the estimated annual CAIR NOx allowance cost for NSP-Wisconsin was $0.1 million.  The CSAPR will establish a new emissions market for SO2 and NOx, and NSP-Wisconsin does not yet have enough information to estimate the cost of future CSAPR allowance purchases.  NSP-Wisconsin believes the cost of any required capital investment or allowance purchases will be recoverable from customers.

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

Wisconsin Mercury Rule — In December 2008, the Wisconsin mercury reduction rule took effect, which impacts NSP-Wisconsin’s Bay Front plant.  The rule applies to coal-fired utility boilers and requires that small coal-fired utility boilers, which include all three boilers at the Bay Front plant, must perform a top-down best available control technology (BACT) analysis for mercury by June 30, 2011, and limit mercury emissions to a level that is determined by the WDNR to be BACT by Jan. 1, 2015.  On June 30, 2011, NSP-Wisconsin submitted a BACT analysis to the WDNR, which included a plan to cease burning coal at boiler 5 by Jan.1, 2015.  The WDNR has 180 days to review the analysis and propose BACT.

NSP-Wisconsin had proposed a gasifier project for boiler 5 at the Bay Front plant.  In November 2010, NSP-Wisconsin notified the PSCW that it will not be proceeding with the project due to a significant increase in the estimated costs, declining costs of generation options and considerable regulatory uncertainty at the state and federal level.  Since boiler 5 continues to burn coal, it will be subject to this mercury reduction rule and performed the analysis under the Wisconsin mercury rule.  In addition, if the industrial boiler (IB) MACT is revised prior to 2015, boilers 1 and 2 will no longer be subject to the Wisconsin mercury reduction rule, and will need to comply with the Boiler MACT.  As such, any cost estimates to comply with the Wisconsin mercury reduction rule are premature at this time.

IB MACT Rules — In March 2011, the EPA finalized IB MACT rules to regulate boilers and process heaters fueled with coal, biomass and liquid fuels.  The EPA has announced that it will be reconsidering portions of these rules.  In its current form, the IB MACT rule would apply to the Bay Front plant.

Federal Clean Water Act (CWA Section 316 (b)) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available (BTA) for minimizing adverse environmental impacts to aquatic species.  In April 2011, the EPA published the proposed rule that was modified to address earlier court decisions.  The proposed rule sets prescriptive standards for minimization of aquatic species impingement but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office.  NSP-Wisconsin is evaluating the proposed rule, including possible additional capital and operating expenses, and plans to offer comments to the EPA.  Due to the uncertainty of the final regulatory requirements, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

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

Environmental Litigation

State of Connecticut vs. Xcel Energy Inc. et al. — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against the following utilities, including Xcel Energy Inc., the parent company of NSP-Wisconsin, to force reductions in carbon dioxide (CO2) emissions:  American Electric Power Co., Southern Co., Cinergy Corp. (merged into Duke Energy Corporation) and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In September 2005, the court granted plaintiffs’ motion to dismiss on constitutional grounds.  In August 2010, this decision was reversed by the Second Circuit and was appealed to the U.S. Supreme Court.  On June 20, 2011, the Supreme Court issued a ruling reversing the Second Circuit’s decision, thereby dismissing plaintiffs’ federal claims and remanding the case for further proceedings regarding the state law claims.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of NSP-Wisconsin, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. and NSP-Wisconsin believe the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  It is unknown when the Ninth Circuit will render a final opinion.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — On May 27, 2011, less than one year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  It is believed that this lawsuit is without merit.  No accrual has been recorded for this matter.

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

Commercial Paper — The following table presents commercial paper outstanding for NSP-Wisconsin under the new commercial paper program:

(Millions of Dollars)	Three Months Ended June 30, 2011
Borrowing limit	$150
Amount outstanding at period end	35
Average amount outstanding	28
Maximum amount outstanding	46
Weighted average interest rate, computed on a daily basis	0.35%
Weighted average interest rate at end of period	0.33

Credit Facilities — In order to use its commercial paper program to fulfill short-term funding needs, NSP-Wisconsin must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under this credit agreement.

During March of 2011, NSP-Wisconsin executed a new 4-year credit agreement.  The total size of the credit facility is $150 million and terminates in March 2015. NSP-Wisconsin has the right to request an extension of the revolving termination date for two additional one year periods, subject to majority bank group approval.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.  Other features of NSP-Wisconsin’s credit facility include:

•
The credit facility has a financial covenant requiring that NSP-Wisconsin’s debt-to-total capitalization ratio be less than or equal to 65 percent.  NSP-Wisconsin was in compliance as its debt-to-total capitalization ratio was 49 percent at June 30, 2011.  If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides NSP-Wisconsin will be in default on its borrowings under the facility if Xcel Energy Inc. or any of its subsidiaries, comprising 15 percent or more of the consolidated assets, default on any indebtedness in an aggregate principal amount exceeding $75 million.

•	The interest rates under the line of credit are based on the Eurodollar rate, plus a borrowing margin based on the applicable credit ratings of 100 to 200 basis points per year.
•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the line of credit at a range of 10 to 35 basis points per year.

At June 30, 2011, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$150.0	$35.0	$115.0

(a)  Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  NSP-Wisconsin had no direct advances on the credit facility outstanding at June 30, 2011.

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At June 30, 2011 and Dec. 31, 2010, there were no letters of credit outstanding.

Intercompany Borrowing Arrangement — Prior to entering into its credit facility, NSP-Wisconsin had an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  The borrowing arrangement terminated in the first quarter 2011.  The following table presents the intercompany borrowing arrangement with NSP-Minnesota at Dec. 31, 2010:

(Millions of Dollars)	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$100
Amount outstanding at period end	37
Average amount outstanding	11
Maximum amount outstanding	59
Weighted average interest rate, computed on a daily basis	0.33%
Weighted average interest rate at end of period	0.38

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy:

(Millions of Dollars)	June 30, 2011	Dec. 31, 2010
Notes payable to affiliates	$0.6	$0.6
Weighted average interest rate	0.33%	0.36%

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

At June 30, 2011, accumulated other comprehensive income (OCI) related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.  There were immaterial losses related to interest rate derivatives reclassified from accumulated OCI into earnings during the three months ended June 30, 2011 and June 30, 2010 and $0.1 million of net losses reclassified from accumulated OCI into earnings during the six months ended June 30, 2011 and June 30, 2010.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive losses, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended June 30,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive loss related to cash flow hedges at April 1	$(571)	$(647)
After-tax net realized losses on derivative transactions reclassified into earnings	19	19
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(552)	$(628)

	Six Months Ended June 30,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(590)	$(666)
After-tax net realized losses on derivative transactions reclassified into earnings	38	38
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(552)	$(628)

Commodity Derivatives — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its natural gas operations, including the sale of natural gas or the purchase of natural gas for resale.

At June 30, 2011, NSP-Wisconsin had no commodity derivative contracts designated as cash flow hedges.  However, as of June 30, 2011, NSP-Wisconsin has entered into derivative instruments that mitigate commodity price risk on behalf of natural gas customers but are not designated as qualifying hedging instruments.  Changes in the fair value of these commodity derivative instruments are deferred as a regulatory asset or liability based on the commission approved regulatory recovery mechanisms.

The following table details the gross notional amounts of commodity forwards at June 30, 2011 and Dec. 31, 2010:

(Amounts in Thousands) (a)	June 30, 2011	Dec. 31, 2010
MMBtu of natural gas	1,459	2,242

(a) Amounts are not reflective of net positions in the underlying commodities.

During the three and six months ended June 30, 2011, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.2 million and $0.5 million, respectively, recognized as regulatory assets and liabilities.  During the three and six months ended June 30, 2010, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.1 million and $1.6 million, respectively, recognized as regulatory assets and liabilities.

Natural gas commodity derivatives settlement gains of $2.0 million and $0.3 million were recognized during the six months ended June 30, 2011 and June 30, 2010, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.  There were no material settlement gains or losses on commodity derivatives for the three months ended June 30, 2011 and June 30, 2010.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2011 and June 31, 2010.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Recurring Fair Value Measurements — The following tables present, for each of these hierarchy Levels, NSP-Wisconsin’s derivative liabilities that are measured at fair value on a recurring basis:

	June 30, 2011
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (a)	Total
Current derivative liabilities
Natural gas commodity	$27	$266	$-	$293	$-	$293

	Dec. 31, 2010
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (a)	Total
Current derivative liabilities
Natural gas commodity	$-	$1,800	$-	$1,800	$(13)	$1,787

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

Credit Related Contingent Features — Contract provisions of the derivative instruments that NSP-Wisconsin enters into may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Wisconsin is unable to maintain its credit ratings.  If the credit ratings of NSP-Wisconsin were downgraded below investment grade, no contracts underlying NSP-Wisconsin’s derivative liabilities at June 30, 2011 and Dec. 31, 2010 would require the posting of collateral or contract settlement.

Certain of NSP-Wisconsin’s derivative instruments are subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Wisconsin’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  NSP-Wisconsin had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2011 and Dec. 31, 2010.

Fair Value of Long-Term Debt

The historical cost and fair value of NSP-Wisconsin’s long-term debt are as follows:

	June 30, 2011		Dec. 31, 2010
	Historical		Historical
(Thousands of Dollars)	Cost	Fair Value	Cost	Fair Value
Long-term debt, including current portion	$369,380	$420,126	$369,356	$416,587

The fair value of NSP-Wisconsin’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.  The fair value estimates presented are based on information available to management as of June 30, 2011 and Dec. 31, 2010.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair values may differ significantly.

As of June 30, 2011 and Dec. 31, 2010, the historical cost of cash and cash equivalents, notes and accounts receivable, notes and accounts payable and accrued liabilities are representative of fair value because of the short-term nature of these instruments.

9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of Dollars)	2011	2010	2011	2010
Interest (expense) income	$(5)	$49	$166	$781
Other nonoperating income	29	62	11	76
Insurance policy expense	(82)	(25)	(158)	(108)
Other nonoperating expense	(2)	-	(5)	-
Other (expense) income, net	$(60)	$86	$14	$749

10.	Segment Information

NSP-Wisconsin has the following reportable segments: regulated electric, regulated natural gas and all other.

•
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
•
Revenues from operating segments not included above are below the necessary quantitative thresholds and are therefore included in the all other category.  Those primarily include investments in rental housing projects that qualify for low-income housing tax credits.

Operating results from the regulated electric utility and regulated natural gas serve as the primary basis for the chief operating decision maker to evaluate the dual performance of NSP-Wisconsin.  The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2010.  These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended June 30, 2011
Operating revenues from external customers	$178,692	$19,880	$278	$-	$198,850
Intersegment revenues	116	276	-	(392)	-
Total revenues	$178,808	$20,156	$278	$(392)	$198,850
Net income (loss)	$9,139	$(618)	$(43)	$-	$8,478

Three Months Ended June 30, 2010
Operating revenues from external customers	$164,082	$15,281	$234	$-	$179,597
Intersegment revenues	94	418	-	(512)	-
Total revenues	$164,176	$15,699	$234	$(512)	$179,597
Net income (loss)	$3,300	$(759)	$138	$-	$2,679

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Six Months Ended June 30, 2011
Operating revenues from external customers	$363,060	$73,363	$535	$-	$436,958
Intersegment revenues	216	838	-	(1,054)	-
Total revenues	$363,276	$74,201	$535	$(1,054)	$436,958
Net income	$19,520	$3,592	$9	$-	$23,121

Six Months Ended June 30, 2010
Operating revenues from external customers	$337,144	$66,762	$460	$-	$404,366
Intersegment revenues	181	688	-	(869)	-
Total revenues	$337,325	$67,450	$460	$(869)	$404,366
Net income	$12,986	$3,224	$13	$-	$16,223

11.	Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of Dollars)	2011	2010	2011	2010
Net income	$8,478	$2,679	$23,121	$16,223
Other comprehensive income:
After-tax net realized losses on derivative transactions reclassified into earnings	19	19	38	38
Comprehensive income	$8,497	$2,698	$23,159	$16,261

12.	Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost
	Three Months Ended June 30,
	2011	2010	2011	2010
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy
Service cost	$20,548	$18,956	$1,097	$965
Interest cost	40,791	41,853	10,492	10,861
Expected return on plan assets	(55,514)	(58,035)	(8,013)	(7,131)
Amortization of transition obligation	-	-	3,611	3,611
Amortization of prior service cost (credit)	5,633	5,164	(1,233)	(1,233)
Amortization of net loss	20,527	13,134	3,304	3,113
Net periodic benefit cost	31,985	21,072	9,258	10,186
Costs not recognized and additional cost recognized due to the effects of regulation	(10,715)	(6,314)	973	973
Net benefit cost recognized for financial reporting	$21,270	$14,758	$10,231	$11,159

NSP-Wisconsin
Net benefit cost recognized for financial reporting	$1,931	$1,358	$421	$421

	Six Months Ended June 30,
	2011	2010	2011	2010
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy
Service cost	$38,660	$36,574	$2,412	$2,003
Interest cost	80,706	82,505	21,043	21,390
Expected return on plan assets	(110,800)	(116,159)	(15,981)	(14,265)
Amortization of transition obligation	-	-	7,222	7,222
Amortization of prior service cost (credit)	11,266	10,328	(2,466)	(2,466)
Amortization of net loss	39,256	24,158	6,647	5,822
Net periodic benefit cost	59,088	37,406	18,877	19,706
Costs not recognized and additional cost recognized due to the effects of regulation	(18,600)	(13,640)	1,946	1,946
Net benefit cost recognized for financial reporting	$40,488	$23,766	$20,823	$21,652

NSP-Wisconsin
Net benefit cost recognized for financial reporting	$3,392	$2,432	$805	$823

Voluntary contributions of $134 million were made to three of Xcel Energy’s pension plans in January 2011, including $6.4 million related to NSP-Wisconsin.  Based on updated valuation results received in March 2011 for the NCE Non-Bargaining Pension Plan, Xcel Energy made a required contribution of $3.3 million to the NCE Non-Bargaining Pension Plan in July 2011.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of financial condition and liquidity for NSP-Wisconsin is omitted per conditions set forth in general instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis of the results of operations set forth in general instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).

Financial Review

The following discussion and analysis by management focuses on those factors that had a material effect on NSP-Wisconsin’s financial condition, results of operations and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes to the consolidated financial statements.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results.

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by  regulatory bodies; availability or cost of capital; employee workforce factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2010, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Results of Operations

NSP-Wisconsin’s net income was $23.1 million for the six months ended June 30, 2011, compared with $16.2 million for the same period in 2010.  The increase was due to implementation of new electric rates, which were effective in January 2011, and were partially offset by higher O&M and depreciation expenses.

Electric Revenues and Margin

Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power.  The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.  The following table details the electric revenues and margin:

	Six Months Ended June 30,
(Millions of Dollars)	2011	2010
Electric revenues	$363	$337
Electric fuel and purchased power	(206)	(197)
Electric margin	$157	$140

The following tables summarize the components of the changes in electric revenues and margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2011 vs. 2010
Retail rate increase	$12
Firm wholesale	3
Interchange agreement billings with NSP-Minnesota	7
Electric fuel and purchased power cost recovery	6
Retail sales increase (excluding weather impact)	2
Estimated impact of weather	2
Sales mix and demand revenue	(5)
Other, net	(1)
Total increase in electric revenue	$26

Electric Margin

(Millions of Dollars)	2011 vs. 2010
Retail rate increase	$12
Firm wholesale	3
Interchange agreement billings with NSP-Minnesota	2
Retail fuel recovery timing	2
Retail sales increase (excluding weather impact)	2
Estimated impact of weather	2
Sales mix and demand revenue	(5)
Other, net	(1)
Total increase in electric margin	$17

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details the natural gas revenues and margin:

	Six Months Ended June 30,
(Millions of Dollars)	2011	2010
Natural gas revenues	$73	$67
Cost of natural gas sold and transported	(49)	(45)
Natural gas margin	$24	$22

The following tables summarize the components of the changes in natural gas revenues and margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2011 vs. 2010
Purchased natural gas adjustment clause recovery	$5
Estimated impact of weather	2
Other, net	(1)
Total increase in natural gas revenues	$6

Natural Gas Margin

(Millions of Dollars)	2011 vs. 2010
Estimated impact of weather	$2
Total increase in natural gas margin	$2

Non-Fuel Operating Expense and Other Items

Operating and Maintenance Expenses — O&M expenses for the six months ended June 30, 2011 increased $4.1 million, or 5.4 percent, compared with the same period in 2010.  The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2011 vs. 2010
Higher plant generation costs	$1
Higher contract labor costs	1
Higher interchange costs	1
Other, net	1
Total increase in other O&M expenses	$4

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $2.0 million, or 6.4 percent, for the six months ended June 30, 2011, compared with the same period in 2010.  The change in depreciation expense is primarily due to higher than normal system expansion.

Income Taxes — Income tax expense increased by $3.8 million for the second quarter of 2011, compared with the same period in 2010.  The increase in income tax expense was primarily due to an increase in pretax income in 2011, partially offset by a write-off of tax benefits previously recorded for Medicare Part D subsidies in 2010.  The effective tax rate was 39.8 percent for the second quarter of 2011, compared with 41.6 percent for the same period in 2010.  The higher effective tax rate for the first six months of 2010 was primarily due to the write-off of tax benefit for Medicare Part D subsidies in 2010.  Without this write-off, the effective tax rate for the first six months of 2010 would have been 39.1 percent.

Factors Affecting Results of Operations

Public Utility Regulation

Certificate of Public Convenience and Necessity (CPCN) — An application for a CPCN for the Wisconsin portion of the CapX2020 project was filed with the PSCW in January 2011.  In June 2011, the PSCW determined the application was complete, which triggers the 360-day deadline for the PSCW to grant a CPCN for the project.  There have been issues raised by the Wisconsin Department of Transportation regarding placement of one of the routes near the Great River Road and by the WDNR regarding a section of a route which passes through the Van Loon Wildlife Area in Wisconsin.  There are route options which could avoid those areas if the PSCW determines those issues warrant such a decision.  No major issues regarding need have been raised and it is expected a decision will be issued in mid-2012.

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

Wisconsin Energy Efficiency and Conservation Goals — In 2010, the Wisconsin legislature approved a recommendation by the PSCW to increase state energy efficiency and conservation funding.  In June 2011, the Wisconsin  2011-2012 biennial budget bill was signed into law.  Among other things, the budget rolled back the projected increases for state energy efficiency and conservation funding to the levels in place prior to the legislature’s actions in 2010, effective beginning in 2012.  Based on this action, NSP-Wisconsin expects to be allocated approximately $8.2 million of the statewide program costs in 2012, increasing to approximately $9.1 million by 2014.  Historically, NSP-Wisconsin has recovered these costs in rate charges to Wisconsin retail customers and expects to recover the program costs in rates going forward.

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

In February and March 2011, the NSP System was subject to a comprehensive triennial audit by the MRO regarding compliance with various NERC mandatory reliability standards, including CIPS.  The MRO found potential violations of seven standards; five are related to CIPS.  The written MRO reports are now being completed and none of the potential violations are expected to result in a material penalty.

NERC Compliance Investigations
In September 2007, portions of the NSP System and transmission systems west and north of the NSP System briefly islanded from the rest of the Eastern Interconnection as a result of a series of transmission line outages.  In addition, service to approximately 790 MW of load was temporarily interrupted, primarily in Saskatchewan, Canada.  In late 2010, NERC transferred responsibility for completing the compliance investigation to the MRO.  The final outcome of the compliance investigation, and whether and to what extent penalties for violations may be assessed, is unknown at this time.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2011, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

Additional Information

See Notes 5 and 6 of the consolidated financial statements for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 10 and 11 of NSP-Wisconsin’s consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2010 for a description of certain legal proceedings presently pending.

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

Increased public awareness and concern regarding climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs. Numerous states have announced or adopted programs to stabilize and reduce GHGs, and federal legislation has been introduced in both houses of Congress.  Internationally, other nations have already agreed to regulate emissions of GHGs pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” by 2012.  In addition, in 2009, the U.S. submitted a non-binding GHG emission reduction target of 17 percent compared to 2005 levels pursuant to the Copenhagen Accord.  Such legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk as our electric generating facilities are likely to be subject to regulation under climate change laws introduced at either the state or federal level within the next few years.

The EPA has taken steps to regulate GHGs under the CAA.  In December 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere. This endangerment finding created a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles.  In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to construction of new power plants or power plant modifications that increase emissions above a certain threshold. The EPA also announced that it will propose GHG regulations applicable to emissions from existing power plants in September 2011, with final standards to be issued in May 2012.

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

Many of the federal and state climate change legislative proposals use a cap and trade policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. Under the proposals, the cap becomes more stringent with the passage of time. The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year. The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emission allowances for their own operations. Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions. There are many uncertainties, however, regarding when and in what form climate change legislation or regulation will be enacted.  The impact of legislation and regulations, including a cap and trade structure, on us and our customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices. While we do not have operations outside of the U.S., any international treaties or accords could have an impact to the extent they lead to future federal or state regulations. Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed. We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

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

Item 6 — EXHIBITS

*	Indicates incorporation by reference
t
Furnished, herewith, not filed.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
101 t
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, (iv) Notes to Condensed Consolidated Financial Statements, and (v) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

Aug. 1, 2011
	By:	/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer