Form 10-Q
period 2011-09-30
NORTHERN STATES POWER CO /WI/
filed 2011-10-31
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 31, 2011
Common Stock, $100 par value	933,000 shares

Northern States Power Company (a Wisconsin corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I — FINANCIAL INFORMATION

Item l	—	Financial Statements (Unaudited)	3
Item 2	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4	—	Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1	—	Legal Proceedings	24
Item 1A	—	Risk Factors	24
Item 6	—	Exhibits	26

SIGNATURES			27

Certifications Pursuant to Section 302			1
Certifications Pursuant to Section 906			1
Statement Pursuant to Private Litigation			1

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Operating revenues
Electric	$210,810	$198,617	$573,870	$535,761
Natural gas	13,312	12,186	86,675	78,948
Other	346	265	881	725
Total operating revenues	224,468	211,068	661,426	615,434

Operating expenses
Electric fuel and purchased power	109,877	105,624	315,542	302,509
Cost of natural gas sold and transported	7,472	6,494	56,817	51,195
Other operating and maintenance expenses	41,619	40,589	121,516	116,409
Conservation program expenses	3,232	3,728	9,715	9,613
Depreciation and amortization	17,311	15,767	50,956	47,380
Taxes (other than income taxes)	5,925	5,735	17,836	17,336
Total operating expenses	185,436	177,937	572,382	544,442

Operating income	39,032	33,131	89,044	70,992

Other income, net	133	204	147	953
Allowance for funds used during construction — equity	289	639	700	1,722

Interest charges and financing costs
Interest charges — includes other financing costs of $452, $358, $1,261 and $1,062, respectively	6,017	6,005	18,102	18,404
Allowance for funds used during construction — debt	(40)	(306)	(117)	(789)
Total interest charges and financing costs	5,977	5,699	17,985	17,615

Income before income taxes	33,477	28,275	71,906	56,052
Income taxes	13,504	10,651	28,812	22,205
Net income	$19,973	$17,624	$43,094	$33,847

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands of dollars)

	Nine Months Ended Sept. 30,
	2011	2010
Operating activities
Net income	$43,094	$33,847
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	51,948	48,372
Deferred income taxes	29,000	11,006
Amortization of investment tax credits	(460)	(468)
Allowance for equity funds used during construction	(700)	(1,722)
Net realized and unrealized hedging and derivative transactions	95	95
Changes in operating assets and liabilities:
Accounts receivable	1,950	24,878
Accrued unbilled revenues	16,108	10,284
Inventories	(1,209)	(1,080)
Other current assets	5,697	12,895
Accounts payable	(11,844)	(16,029)
Net regulatory assets and liabilities	(3,386)	(5,094)
Other current liabilities	(472)	(778)
Change in other noncurrent assets	265	105
Change in other noncurrent liabilities	(9,128)	5,975
Net cash provided by operating activities	120,958	122,286

Investing activities
Utility capital/construction expenditures	(92,687)	(90,149)
Allowance for equity funds used during construction	700	1,722
Other investments	(52)	2,146
Net cash used in investing activities	(92,039)	(86,281)

Financing activities
Proceeds from short-term borrowings, net	28,000	-
Proceeds from notes payable to affiliate	111,300	218,200
Repayment of notes payable to affiliate	(148,300)	(229,800)
Repayment of long-term debt	(44)	(47)
Capital contributions from parent	-	44,032
Dividends paid to parent	(24,840)	(65,415)
Net cash used in financing activities	(33,884)	(33,030)

Net (decrease) increase in cash and cash equivalents	(4,965)	2,975
Cash and cash equivalents at beginning of period	6,445	923
Cash and cash equivalents at end of period	$1,480	$3,898

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(17,637)	$(17,480)
Cash received for income taxes, net	1,843	1,052
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$1,323	$1,070

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands of dollars)

	Sept. 30, 2011	Dec. 31, 2010
Assets
Current assets
Cash and cash equivalents	$1,480	$6,445
Accounts receivable, net	49,717	51,667
Accrued unbilled revenues	35,471	51,579
Inventories	27,825	26,616
Regulatory assets	13,437	14,084
Prepaid taxes	15,154	21,097
Prepayments and other	2,801	2,555
Total current assets	145,885	174,043

Property, plant and equipment, net	1,172,002	1,130,342

Other assets
Regulatory assets	208,349	214,402
Other investments	4,088	4,036
Other	3,314	3,705
Total other assets	215,751	222,143
Total assets	$1,533,638	$1,526,528

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,458	$1,502
Short-term debt	28,000	-
Notes payable to affiliates	550	37,550
Accounts payable	22,177	35,124
Accounts payable to affiliates	31,205	36,320
Dividends payable to parent	8,101	8,441
Regulatory liabilities	3,940	10,377
Accrued interest	5,738	6,438
Taxes accrued	2,865	867
Derivative instruments	1,506	1,787
Other	19,815	17,543
Total current liabilities	125,355	155,949

Deferred credits and other liabilities
Deferred income taxes	225,364	198,793
Deferred investment tax credits	8,650	9,110
Regulatory liabilities	119,890	117,318
Environmental liabilities	97,462	97,740
Pension and employee benefit obligations	44,506	51,592
Customer advances	17,095	17,352
Other	6,052	8,142
Total deferred credits and other liabilities	519,019	500,047

Commitments and contingent liabilities
Capitalization
Long-term debt	367,935	367,854
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Additional paid in capital	187,071	187,071
Retained earnings	241,491	222,897
Accumulated other comprehensive loss	(533)	(590)
Total common stockholder's equity	521,329	502,678
Total liabilities and equity	$1,533,638	$1,526,528

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2011 and Dec. 31, 2010; the results of its operations for the three and nine months ended Sept. 30, 2011 and 2010; and its cash flows for the nine months ended Sept. 30, 2011 and 2010.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after Sept. 30, 2011 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2010 balance sheet information has been derived from the audited 2010 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2010.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2010, filed with the SEC on Feb. 28, 2011.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income.  These updates do not affect the items reported in other comprehensive income or the guidance for reclassifying such items to net income.  These updates to the Codification are effective for interim and annual periods beginning after Dec. 15, 2011.  NSP-Wisconsin does not expect the implementation of this presentation guidance to have a material impact on its consolidated financial statements.

Multiemployer Plans — In September 2011, the FASB issued Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan (ASU No. 2011-09), which updates the Codification to require certain disclosures about an entity’s involvement with multiemployer pension and other postretirement benefit plans.  These updates do not affect recognition and measurement guidance for an employer’s participation in multiemployer plans, but rather require additional disclosure such as the nature of multiemployer plans and the employer’s participation, contributions to the plans and details regarding significant plans.  These updates to the Codification are effective for annual periods ending after Dec. 15, 2011.  NSP-Wisconsin does not expect the implementation of this disclosure guidance to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2011	Dec. 31, 2010
Accounts receivable, net (a)
Accounts receivable	$54,050	$55,929
Less allowance for bad debts	(4,333)	(4,262)
	$49,717	$51,667
Inventories
Materials and supplies	$5,884	$5,564
Fuel	9,471	10,819
Natural gas	12,470	10,233
	$27,825	$26,616
Property, plant and equipment, net
Electric plant	$1,649,193	$1,590,713
Natural gas plant	206,149	199,224
Common and other property	111,672	123,793
Construction work in progress	50,974	42,874
Total property, plant and equipment	2,017,988	1,956,604
Less accumulated depreciation	(845,986)	(826,262)
	$1,172,002	$1,130,342

(a) Accounts receivable, net includes $2,000 and $3,000 due from affiliates, as of Sept. 30, 2011 and Dec. 31, 2010, respectively.

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 5 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expired in September 2011.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expires in September 2012.  The Internal Revenue Service (IRS) commenced an examination of tax years 2008 and 2009 in the third quarter of 2010.  As of Sept. 30, 2011, the IRS had not proposed any material adjustments to tax years 2008 and 2009.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of Sept. 30, 2011, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations was 2006.  As of Sept. 30, 2011, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2011	Dec. 31, 2010
Unrecognized tax benefit — Permanent tax positions	$0.2	$0.2
Unrecognized tax benefit — Temporary tax positions	1.3	1.7
Unrecognized tax benefit balance	$1.5	$1.9

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2011	Dec. 31, 2010
NOL and tax credit carryforwards	$(0.2)	$(0.1)

The decrease in the unrecognized tax benefit balance for the nine months ended Sept. 30, 2011 of $0.4 million was due primarily to adjustments for prior year’s activity.  NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $1 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at Sept. 30, 2011 and Dec. 31, 2010 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2011 or Dec. 31, 2010.

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

Pending and Recently Concluded Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

NSP-Wisconsin 2011 Electric and Gas Rate Case — In June 2011, NSP-Wisconsin filed a request with the PSCW to increase electric rates approximately $29.2 million, or 5.1 percent and natural gas rates approximately $8.0 million, or 6.6 percent effective Jan. 1, 2012.  The rate filing is based on a 2012 forecast test year and includes a requested return on equity (ROE) of 10.75 percent, an equity ratio of 52.54 percent, an electric rate base of approximately $718 million and a natural gas rate based of $84 million.

In October 2011, the PSCW Staff filed testimony and recommended an electric rate increase of $18.1 million and a natural gas rate increase of $2.9 million, based on an ROE of 10.3 percent.  Rebuttal testimony supporting NSP-Wisconsin’s recommendations was filed on Oct. 21, 2011.

Evidentiary hearings are scheduled for Nov. 2, 2011.  NSP-Wisconsin anticipates a PSCW decision in the fourth quarter of 2011 with new rates effective Jan. 1, 2012.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

FERC Rate Case for Wholesale Municipal Customers — In April 2010, NSP-Wisconsin filed a request with the FERC proposing to change the rates, terms and conditions of the firm wholesale power sales services to its ten wholesale municipal customers.  NSP-Wisconsin proposed to convert to cost-based production formula rates.  In May 2010, the FERC issued an order accepting NSP-Wisconsin’s proposed formula rate and related terms and conditions for filing, allowing the rate formula to become effective July 1, 2010, subject to refund and settlement procedures.  In April 2011, NSP-Wisconsin filed a settlement agreement resolving all issues.  In August 2011, the FERC approved the settlement agreement.

New rates for the formula rate year July 1, 2011 through June 30, 2012 went into effect on July 1, 2011 pursuant to a formula mechanism.  NSP-Wisconsin estimates the new rates will generate additional revenue of $2.1 million annually, or 6.4 percent.

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

NSP-Wisconsin has entered into limited partnerships for the construction and operation of affordable rental housing developments which qualify for low-income housing tax credits.  NSP-Wisconsin has determined the low-income housing limited partnerships to be variable interest entities primarily due to contractual arrangements within each limited partnership that establish sharing of ongoing voting control and profits and losses that do not consistently align with the partners’ proportional equity ownership.  NSP-Wisconsin has determined that it has the power to direct the activities that most significantly impact these entities’ economic performance, and therefore NSP-Wisconsin consolidates these limited partnerships in its consolidated financial statements.

Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for low-income housing limited partnerships include the following:

(Thousands of Dollars)	Sept. 30, 2011	Dec. 31, 2010
Current assets	$236	$228
Property, plant and equipment, net	2,768	2,891
Other noncurrent assets	102	89
Total assets	$3,106	$3,208

Current liabilities	$1,569	$1,612
Mortgages and other long-term debt payable	486	486
Other noncurrent liabilities	43	43
Total liabilities	$2,098	$2,141

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

Site Remediation — The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws impose liability, without regarding the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances to the environment.  NSP-Wisconsin must pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including sites of former manufactured gas plants (MGPs) operated by NSP-Wisconsin, its predecessors, or other entities; and third party sites, such as landfills, for which NSP-Wisconsin is alleged to be a PRP that sent hazardous materials and wastes.  At Sept. 30, 2011 and Dec. 31, 2010, the liability for the cost of remediating these sites was estimated to be $103.6 million and $102.8 million, respectively, of which $6.2 million and $5.1 million, respectively, was considered to be a current liability.

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

In 2002, the Ashland site was placed on the National Priorities List.  In 2009, the Environmental Protection Agency (EPA) issued its proposed remedial action plan.  The EPA issued its Record of Decision in September 2010, which documents the remedy that the EPA has selected for the cleanup of the site.  The EPA has estimated the cost for its selected cleanup is between $83 million and $97 million.  The EPA has stated that this cost estimate is expected to be within plus 50 percent to minus 30 percent of the actual project costs.

In April 2011, the EPA issued special notice letters identifying several entities, including NSP-Wisconsin, as PRPs, responsible for future cleanup at the site.  The special notice letters requested that those PRPs participate in negotiations with the EPA regarding how the PRPs intended to conduct or pay for the cleanup.  The special notice established a 60-day moratorium against enforcement action by the EPA.  On June 30, 2011, NSP-Wisconsin submitted a settlement offer to EPA related to the future cleanup of the site and performance of a pilot study in Chequamegon Bay to demonstrate the effectiveness of a wet dredge full scale sediment remedy at the site.  On July 14, 2011, the EPA informed NSP-Wisconsin and the other PRPs that it was rejecting all of their individual offers and that the EPA had determined it would not extend the enforcement moratorium by another 60 days, such that the EPA can now choose to initiate enforcement actions at any time.  Despite this decision, the EPA also indicated a willingness to continue settlement negotiations with NSP-Wisconsin.  Those settlement negotiations are ongoing.

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

NSP-Wisconsin has deferred, as a regulatory asset, the costs accrued for the Ashland site based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site and has authorized recovery of similar remediation costs incurred by other Wisconsin utilities for remediation of manufactured gas plants.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin biennial retail rate case process.  Under an existing PSCW policy with respect to recovery of remediation costs for manufactured gas plants, utilities have recovered costs amortized over a four- to six-year period.  The PSCW has not allowed utilities to recover interest on the unamortized balance.

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

In response to the WDNR’s request, NSP-Wisconsin performed a site investigation, and has concluded that materials typically associated with the operation of MGPs are present in soils and groundwater at the site.  NSP-Wisconsin has submitted a proposed remediation action plan to the WDNR for the remediation of the site.  The ultimate scope and costs of such remediation will not be fully determinable until a remediation action plan is approved by the WDNR.  NSP-Wisconsin has recorded a liability of $2.2 million based upon potential remediation, design and outside consultant costs.

Asbestos Removal — Some of NSP-Wisconsin’s facilities contain asbestos.  Most asbestos will remain undisturbed until the facilities that contain it are demolished or removed.  NSP-Wisconsin’s removal costs for asbestos are expected to be immaterial; therefore, no asset retirement obligation was recorded.  See additional discussion of asset retirement obligations in Note 11 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2010.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment.  The cost of removing asbestos as part of other work is not expected to be material and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

EPA Greenhouse Gas (GHG) Regulation — In December 2009, the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare.  In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold.

GHG New Source Performance Standard Proposal — The EPA plans to propose GHG regulations applicable to emissions from new and existing power plants under the Clean Air Act (CAA).  The EPA had planned to release its proposal in September 2011, but has delayed it without establishing a new proposal date.

Cross State Air Pollution Rule (CSAPR) — On July 7, 2011, the EPA issued its CSAPR.  The rule, previously called the Clean Air Transport Rule (CATR), addresses long range transport of particulate matter and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities located in the eastern half of the U.S., including Wisconsin.  The CSAPR sets more stringent requirements than the proposed CATR.  The rule creates an emissions trading program.  NSP-Wisconsin may comply by reducing emissions and/or purchasing allowances.  The CSAPR is a final rule and requires compliance beginning in 2012.

To comply with the CSAPR in Wisconsin, NSP-Wisconsin currently intends to make a combination of system operating changes and allowance purchases, if available.  NSP-Wisconsin estimates the cost of compliance to be $0.2 million, and it expects the cost of any required capital investment will be recoverable from customers.

NSP-Wisconsin continues to evaluate its compliance strategy.  NSP-Wisconsin believes the cost of any required capital investment, allowance purchases or costs associated with redispatch will be recoverable from customers.

Clean Air Interstate Rule (CAIR) — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  In 2008, the D.C. Circuit vacated and remanded the CAIR, but subsequently allowed the CAIR to continue into effect pending the EPA’s adoption of a new rule that addressed the deficiencies found by the court.  In 2011, the EPA finalized the CSAPR to replace CAIR beginning in 2012.  The CAIR applies to Wisconsin.

Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  At Sept. 30, 2011, the estimated annual CAIR NOx allowance cost for NSP-Wisconsin was $0.1 million.  At the end of 2011, the CAIR will end and compliance efforts will transition to the CSAPR beginning in 2012.  No allowance trading is allowed between the CAIR and CSAPR programs.

Wisconsin Mercury Reduction Rule — In December 2008, the Wisconsin mercury reduction rule took effect, which impacts NSP-Wisconsin’s Bay Front plant.  The rule applies to coal-fired utility boilers and requires that small coal-fired utility boilers, including all three boilers at the Bay Front plant, perform a top-down best available control technology (BACT) analysis for mercury by June 30, 2011, and limit mercury emissions to a level that is determined by the WDNR to be BACT by Jan. 1, 2015.  On June 30, 2011, NSP-Wisconsin submitted a BACT analysis to the WDNR, which included a plan to cease burning coal at boiler 5 by Jan.1, 2015.  The WDNR has 180 days to review the analysis and propose BACT.  The Wisconsin mercury reduction rule as it pertains to boiler 5 is expected to be superseded by the proposed Electric Generating Unit (EGU) Maximum Achievable Control Technology (MACT) rule issued by the EPA in March 2011 once the rule is finalized.

In addition, for boilers 1 and 2 NSP-Wisconsin expects the Wisconsin mercury reduction rule to be superseded by the industrial boiler (IB) MACT rule.  Due to the uncertainty surrounding the EGU MACT and IB MACT rules, any cost estimates to comply with the Wisconsin mercury reduction rule are premature at this time.

EGU MACT Rule — In 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulated mercury emissions from power plants.  In February 2008, the U.S. Court of Appeals for the District of Columbia vacated the CAMR, which impacted federal CAMR requirements, but not necessarily state-only mercury legislation and rules.

In March 2011, the EPA issued the proposed EGU MACT designed to address emissions of mercury and other hazardous air pollutants for coal-fired utility units greater than 25 megawatts (MW).  The EPA has indicated that it intends to issue the final rule in December 2011.  NSP-Wisconsin anticipates that the EPA will require affected facilities to demonstrate compliance within three to four years.  NSP-Wisconsin believes these costs would be recoverable through regulatory mechanisms, and it does not expect a material impact on its results of operations.

IB MACT Rules — In March 2011, the EPA finalized IB MACT rules to regulate boilers and process heaters fueled with coal, biomass and liquid fuels.  The EPA has announced that it will be reconsidering portions of these rules.  In its current form, the IB MACT rule would apply to NSP-Wisconsin’s Bay Front units 1 and 2.  The estimated cost of $9.0 million per unit, which is currently targeted for 2014, is dependent on the outcome of the reconsideration proceedings to comply with these rules.

Federal Clean Water Act (CWA Section 316 (b)) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species.  In April 2011, the EPA published the proposed rule that was modified to address earlier court decisions.  The proposed rule sets prescriptive standards for minimization of aquatic species impingement but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office.  Xcel Energy provided comments to the proposed rule.  Due to the uncertainty of the final regulatory requirements, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

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

Legal Contingencies

Lawsuits and claims arise in the normal course of business.  Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition.  The ultimate outcome of these matters cannot presently be determined.  Accordingly, the ultimate resolution of these matters could have a material effect on NSP-Wisconsin’s financial position and results of operations.

Environmental Litigation

State of Connecticut vs. Xcel Energy Inc. et al. — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against the following utilities, including Xcel Energy Inc., the parent company of NSP-Wisconsin, to force reductions in carbon dioxide (CO2) emissions:  American Electric Power Co., Southern Co., Cinergy Corp. (merged into Duke Energy Corporation) and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In September 2005, the court granted plaintiffs’ motion to dismiss on constitutional grounds.  In August 2010, this decision was reversed by the Second Circuit and was appealed to the U.S. Supreme Court.  In June 2011, the Supreme Court issued a ruling reversing the Second Circuit’s decision, thereby dismissing plaintiffs’ federal claims and remanding the case for further proceedings regarding the state law claims.  In September 2011, plaintiffs submitted a letter to the Second Circuit seeking to voluntarily dismiss the complaint.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in
U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of NSP-Wisconsin, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. and NSP-Wisconsin believe the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  Oral arguments are set for Nov. 28, 2011.  It is unknown when the Ninth Circuit will render a final opinion.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — On May 27, 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  It is believed that this lawsuit is without merit.  No accrual has been recorded for this matter.

Nuclear Power Operations and Waste Disposal

Nuclear Waste Disposal Litigation — In 1998, NSP-Minnesota filed a complaint in the U.S. Court of Federal Claims against the U.S. requesting breach of contract damages for the U.S. Department of Energy’s (DOE) failure to begin accepting spent nuclear fuel by Jan. 31, 1998, as required by the contract between the U.S. and NSP-Minnesota.  At trial, NSP-Minnesota claimed damages in excess of $100 million through Dec. 31, 2004.  In August 2007, NSP-Minnesota filed a second complaint against the U.S. in the U.S. Court of Federal Claims (NSP II), again claiming breach of contract damages for the DOE’s continuing failure to abide by the terms of the contract.  In July 2011, the U.S. and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the U.S. to NSP-Minnesota.  NSP-Minnesota received the initial $100 million payment in August 2011, of which $15 million is expected to be allocated to NSP-Wisconsin through the interchange agreement. Both NSP-Minnesota and NSP-Wisconsin will make the appropriate regulatory filings to address the best means of returning these settlement amounts to ratepayers and to deal with costs of litigation.

7.	Borrowings and Other Financing Instruments

In an order dated Feb. 4, 2011, NSP-Wisconsin received regulatory approval from the PSCW to establish a commercial paper program in an amount up to $150 million and to enter into a back-up credit facility.  Subsequently, NSP-Wisconsin entered into a four-year credit facility, established a commercial paper program and terminated its intercompany borrowing arrangement with NSP-Minnesota.

Currently, NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.

Commercial Paper — The following table presents commercial paper outstanding for NSP-Wisconsin under the new commercial paper program:

(Millions of Dollars)	Three Months Ended Sept. 30, 2011
Borrowing limit	$150
Amount outstanding at period end	28
Average amount outstanding	26
Maximum amount outstanding	47
Weighted average interest rate, computed on a daily basis	0.35%
Weighted average interest rate at period end	0.34

Credit Facilities — In order to use its commercial paper program to fulfill short-term funding needs, NSP-Wisconsin must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under this credit agreement.

During March 2011, NSP-Wisconsin executed a new four-year credit agreement.  The total size of the credit facility is $150 million and terminates in March 2015. NSP-Wisconsin has the right to request an extension of the revolving termination date for two additional one-year periods, subject to majority bank group approval.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.  Other features of NSP-Wisconsin’s credit facility include:

•
The credit facility has a financial covenant requiring that NSP-Wisconsin’s debt-to-total capitalization ratio be less than or equal to 65 percent.  NSP-Wisconsin was in compliance as its debt-to-total capitalization ratio was 48 percent at Sept. 30, 2011.  If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides NSP-Wisconsin will be in default on its borrowings under the facility if NSP-Wisconsin or any of its subsidiaries whose total assets exceed 15 percent of NSP-Wisconsin’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•
The interest rates under the line of credit are based on the Eurodollar rate or an alternate base rate, plus a borrowing margin of 0 to 200 basis points per year based on the applicable credit ratings.

•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the line of credit at a range of 10 to 35 basis points per year.

At Sept. 30, 2011, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$150.0	$28.0	$122.0

(a)  Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  NSP-Wisconsin had no direct advances on the credit facility outstanding at Sept. 30, 2011.

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At Sept. 30, 2011 and Dec. 31, 2010, there were no letters of credit outstanding.

Intercompany Borrowing Arrangement — Prior to entering into its credit facility, NSP-Wisconsin had an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  The borrowing arrangement terminated in the first quarter 2011.  The following table presents the intercompany borrowing arrangement with NSP-Minnesota at Dec. 31, 2010:

(Millions of Dollars)	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$100
Amount outstanding at period end	37
Average amount outstanding	11
Maximum amount outstanding	59
Weighted average interest rate, computed on a daily basis	0.33%
Weighted average interest rate at period end	0.38

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy:

(Millions of Dollars)	Sept. 30, 2011	Dec. 31, 2010
Notes payable to affiliates	$0.6	$0.6
Weighted average interest rate	0.34%	0.36%

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

At Sept. 30, 2011, accumulated other comprehensive income (OCI) related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.  There were immaterial losses related to interest rate derivatives reclassified from accumulated OCI into earnings during the three months ended Sept. 30, 2011 and Sept. 30, 2010 and $0.1 million of net losses reclassified from accumulated OCI into earnings during the nine months ended Sept. 30, 2011 and Sept. 30, 2010.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive losses, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive loss related to cash flow hedges at July 1	$(552)	$(628)
After-tax net realized losses on derivative transactions reclassified into earnings	19	19
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(533)	$(609)

	Nine Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(590)	$(666)
After-tax net realized losses on derivative transactions reclassified into earnings	57	57
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(533)	$(609)

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

The following table details the gross notional amounts of commodity forwards at Sept. 30, 2011 and Dec. 31, 2010:

(Amounts in Thousands) (a)	Sept. 30, 2011	Dec. 31, 2010
MMBtu of natural gas	2,279	2,242

(a) Amounts are not reflective of net positions in the underlying commodities.

During the three and nine months ended Sept. 30, 2011, changes in the fair value of natural gas commodity derivatives resulted in net losses of $1.2 million and $1.7 million, respectively, recognized as regulatory assets and liabilities.  During the three and nine months ended Sept. 30, 2010, changes in the fair value of natural gas commodity derivatives resulted in net losses of $1.9 million and $3.5 million, respectively, recognized as regulatory assets and liabilities.

Natural gas commodity derivatives settlement gains of $2.0 million and $0.3 million were recognized during the nine months ended Sept. 30, 2011 and Sept. 30, 2010, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.  There were no material settlement gains or losses on commodity derivatives for the three months ended Sept. 30, 2011 and Sept. 30, 2010.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2011 and Sept. 30, 2010.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Recurring Fair Value Measurements — The following tables present, for each of these hierarchy levels, NSP-Wisconsin’s derivative liabilities that are measured at fair value on a recurring basis:

	Sept. 30, 2011
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (a)	Total
Current derivative liabilities
Natural gas commodity	$272	$1,234	$-	$1,506	$-	$1,506

	Dec. 31, 2010
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (a)	Total
Current derivative liabilities
Natural gas commodity	$-	$1,800	$-	$1,800	$(13)	$1,787

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

Credit Related Contingent Features — Contract provisions of the derivative instruments that NSP-Wisconsin enters into may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Wisconsin is unable to maintain its credit ratings.  If the credit ratings of NSP-Wisconsin were downgraded below investment grade, no contracts underlying NSP-Wisconsin’s derivative liabilities at Sept. 30, 2011 and Dec. 31, 2010 would require the posting of collateral or contract settlement.

Certain of NSP-Wisconsin’s derivative instruments are subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Wisconsin’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  NSP-Wisconsin had no collateral posted related to adequate assurance clauses in derivative contracts as of Sept. 30, 2011 and Dec. 31, 2010.

Fair Value of Long-Term Debt

The historical cost and fair value of NSP-Wisconsin’s long-term debt are as follows:

	Sept. 30, 2011		Dec. 31, 2010
	Historical		Historical
(Thousands of Dollars)	Cost	Fair Value	Cost	Fair Value
Long-term debt, including current portion	$369,393	$476,140	$369,356	$416,587

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

As of Sept. 30, 2011 and Dec. 31, 2010, the historical cost of cash and cash equivalents, accounts receivable, notes and accounts payable and short-term debt are representative of fair value because of the short-term nature of these instruments.

9.	Other Income, Net

Other income (expense), net consisted of the following:
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010	2011	2010
Interest income	$88	$272	$254	$1,053
Other nonoperating income	45	63	56	139
Insurance policy income (expense)	3	(131)	(155)	(239)
Other nonoperating expense	(3)	-	(8)	-
Other income, net	$133	$204	$147	$953

10.	Segment Information

NSP-Wisconsin has the following reportable segments: regulated electric utility, regulated natural gas utility and all other.

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

To report income from continuing operations for regulated electric utility and regulated natural gas utility segments the majority of costs are directly assigned to each segment.  However, some costs, such as common depreciation, common operating and maintenance (O&M) expenses and interest expense are allocated based on cost causation allocators.  A general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended Sept. 30, 2011
Operating revenues from external customers	$210,810	$13,312	$346	$-	$224,468
Intersegment revenues	83	212	-	(295)	-
Total revenues	$210,893	$13,524	$346	$(295)	$224,468
Net income (loss)	$21,178	$(1,835)	$630	$-	$19,973

Three Months Ended Sept. 30, 2010
Operating revenues from external customers	$198,617	$12,186	$265	$-	$211,068
Intersegment revenues	84	226	-	(310)	-
Total revenues	$198,701	$12,412	$265	$(310)	$211,068
Net income (loss)	$18,749	$(1,639)	$514	$-	$17,624

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Nine Months Ended Sept. 30, 2011
Operating revenues from external customers	$573,870	$86,675	$881	$-	$661,426
Intersegment revenues	299	1,050	-	(1,349)	-
Total revenues	$574,169	$87,725	$881	$(1,349)	$661,426
Net income	$40,698	$1,757	$639	$-	$43,094

Nine Months Ended Sept. 30, 2010
Operating revenues from external customers	$535,761	$78,948	$725	$-	$615,434
Intersegment revenues	265	914	-	(1,179)	-
Total revenues	$536,026	$79,862	$725	$(1,179)	$615,434
Net income	$31,735	$1,585	$527	$-	$33,847

11.	Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010	2011	2010
Net income	$19,973	$17,624	$43,094	$33,847
Other comprehensive income:
After-tax net realized losses on derivative transactions reclassified into earnings	19	19	57	57
Comprehensive income	$19,992	$17,643	$43,151	$33,904

12.	Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Wisconsin.

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30,
	2011	2010	2011	2010
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy
Service cost	$19,330	$18,286	$1,206	$1,002
Interest cost	40,353	41,253	10,522	10,695
Expected return on plan assets	(55,400)	(58,080)	(7,991)	(7,132)
Amortization of transition obligation	-	-	3,611	3,611
Amortization of prior service cost (credit)	5,633	5,165	(1,233)	(1,233)
Amortization of net loss	19,627	12,078	3,324	2,910
Net periodic benefit cost	29,543	18,702	9,439	9,853
Costs not recognized and additional cost recognized due to the effects of regulation	(9,299)	(6,630)	972	972
Net benefit cost recognized for financial reporting	$20,244	$12,072	$10,411	$10,825

NSP-Wisconsin
Net benefit cost recognized for financial reporting	$1,695	$1,215	$403	$411

	Nine Months Ended Sept. 30,
	2011	2010	2011	2010
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy
Service cost	$57,990	$54,860	$3,618	$3,005
Interest cost	121,059	123,758	31,565	32,085
Expected return on plan assets	(166,200)	(174,239)	(23,972)	(21,397)
Amortization of transition obligation	-	-	10,833	10,833
Amortization of prior service cost (credit)	16,899	15,493	(3,699)	(3,699)
Amortization of net loss	58,883	36,236	9,971	8,732
Net periodic benefit cost	88,631	56,108	28,316	29,559
Costs not recognized and additional cost recognized due to the effects of regulation	(27,899)	(20,270)	2,918	2,918
Net benefit cost recognized for financial reporting	$60,732	$35,838	$31,234	$32,477

NSP-Wisconsin
Net benefit cost recognized for financial reporting	$5,087	$3,647	$1,208	$1,234

Voluntary contributions of $134 million were made to three of Xcel Energy’s pension plans in January 2011, including $6.4 million related to NSP-Wisconsin.  Based on updated valuation results received in March 2011 for the New Century Energies, Inc. (NCE) Non-Bargaining Pension Plan, Xcel Energy made a required contribution of $3.3 million to the NCE Non-Bargaining Pension Plan in July 2011. Xcel Energy does not expect additional pension contributions during 2011.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by  regulatory bodies; availability or cost of capital; employee workforce factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2010, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2011.

Results of Operations

NSP-Wisconsin’s net income was $43.1 million for the nine months ended Sept. 30, 2011, compared with $33.8 million for the same period in 2010.  The increase was due to implementation of new electric rates, which were effective in January 2011, and were partially offset by higher O&M and depreciation expenses.

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

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2011	2010
Electric revenues	$574	$536
Electric fuel and purchased power	(316)	(303)
Electric margin	$258	$233

The following tables summarize the components of the changes in electric revenues and margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2011 vs. 2010
Retail rate increase	$17
Electric fuel and purchased power cost recovery	9
Interchange agreement billings with NSP-Minnesota	8
Firm wholesale	3
Retail sales increase (excluding weather impact)	3
Estimated impact of weather	2
Sales mix and demand revenue	(3)
Other, net	(1)
Total increase in electric revenue	$38

Electric Margin

(Millions of Dollars)	2011 vs. 2010
Retail rate increase	$17
Retail fuel recovery timing	5
Firm wholesale	3
Retail sales increase (excluding weather impact)	3
Estimated impact of weather	2
Sales mix and demand revenue	(3)
Interchange agreement billings with NSP-Minnesota	(1)
Other, net	(1)
Total increase in electric margin	$25

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details the natural gas revenues and margin:

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2011	2010
Natural gas revenues	$87	$79
Cost of natural gas sold and transported	(57)	(51)
Natural gas margin	$30	$28

The following tables summarize the components of the changes in natural gas revenues and margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2011 vs. 2010
Purchased natural gas adjustment clause recovery	$6
Estimated impact of weather	2
Total increase in natural gas revenues	$8

Natural Gas Margin

(Millions of Dollars)	2011 vs. 2010
Estimated impact of weather	$2
Total increase in natural gas margin	$2

Non-Fuel Operating Expense and Other Items

Operating and Maintenance Expenses — O&M expenses for the nine months ended Sept. 30, 2011 increased $5.1 million, or 4.4 percent, compared with the same period in 2010.  The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2011 vs. 2010
Higher labor and contract labor costs	$2
Higher plant generation costs	1
Higher bad debt expense	1
Higher fleet costs	1
Lower employee benefit expense	(1)
Other, net	1
Total increase in other O&M expenses	$5

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $3.6 million, or 7.5 percent, for the nine months ended Sept. 30, 2011, compared with the same period in 2010.  The change in depreciation expense is primarily due to higher than normal system expansion.

Income Taxes — Income tax expense increased by $6.6 million for the nine months ended Sept. 30, 2011, compared with the same period in 2010.  The increase in income tax expense was primarily due to an increase in pretax income in 2011.  The effective tax rate was 40.1 percent for the first nine months of 2011, compared with 39.6 percent for the same period in 2010.

Factors Affecting Results of Operations

Public Utility Regulation

Certificate of Public Convenience and Necessity (CPCN) An application for a CPCN for the Wisconsin portion of the CapX2020 project was filed with the PSCW in January 2011.  In June 2011, the PSCW determined the application was complete, which triggers the 360-day deadline for the PSCW to grant a CPCN for the project.  There have been issues raised by the Wisconsin Department of Transportation regarding placement of one of the routes near the Great River Road and by the WDNR regarding a section of a route which passes through the Van Loon Wildlife Area in Wisconsin.  There are route options which could avoid those areas if the PSCW determines those issues warrant such a decision.  NSP-Wisconsin has provided updated information regarding the project regional transmission needs.  The PSCW Staff is currently developing the draft Environmental Impact Statement.  A decision is expected in mid-2012.

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

In February and March 2011, the NSP System was subject to a comprehensive triennial audit by the MRO regarding compliance with various NERC mandatory reliability standards, including CIPS.  The MRO found potential violations of seven standards; five are related to CIPS.  The written MRO audit reports have been issued and referred to MRO’s enforcement function for further action.  None of the potential violations are expected to result in a material penalty.

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

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — In July 2011, the FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development.  The impacts of Order 1000 on transmission planning and cost allocation for the NSP System are not expected to be significant as they already participate in regional planning and cost allocation processes.  The impacts of the new requirements related to future transmission development and ownership under  Order 1000 are uncertain.  Compliance filings to address these new requirements are due in October 2012 and are effective prospectively.  In August 2011, motions for rehearing were filed and are pending action by the FERC.

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

Additional Information

See Notes 5 and 6 of the consolidated financial statements for further discussion of legal proceedings, including Rate Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 10 and 11 of NSP-Wisconsin’s consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2010 for a description of certain legal proceedings presently pending.

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

If an incident did occur, it could have a material effect on our results of operations or financial condition.  Furthermore, the non-compliance of other nuclear facilities operators with applicable regulations or the occurrence of a serious nuclear incident at other facilities could result in increased regulation of the industry as a whole, which could then increase NSP-Minnesota’s compliance costs and impact the results of operations of its facilities.  The recent events at the nuclear facilities in Fukushima, Japan could result in increased regulation of the nuclear generation industry as a whole, and additional requirements with respect to emergency planning and demonstrated ability to operate nuclear facilities in the event of natural disasters or other events.  This increased regulation could increase NSP-Minnesota’s compliance costs and impact the results of operations of its nuclear facilities.  Furthermore, these events could cause increased regulatory review and scrutiny by the NRC which could lead to delays in the process for obtaining required regulatory reviews and approvals.

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

The EPA has taken steps to regulate GHGs under the CAA.  In December 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere. This endangerment finding created a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles.  In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to construction of new power plants or power plant modifications that increase emissions above a certain threshold. The EPA has also announced that it will propose GHG regulations applicable to emissions from existing power plants, although the EPA announced in late September that this proposed rule will be delayed.

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

Many of the federal and state climate change legislative proposals use a cap and trade policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. Under the proposals, the cap becomes more stringent with the passage of time. The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year. The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emission allowances for their own operations. Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions. There are many uncertainties, however, regarding when and in what form climate change legislation or regulation will be enacted.  The impact of legislation and regulations, including a cap and trade structure, on us and our customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices. While we do not have operations outside of the U.S., any international treaties or accords could have an impact to the extent they lead to future federal or state regulations. Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed. We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations.

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
101 t
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, (iv) Notes to Condensed Consolidated Financial Statements, and (v) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

Oct. 31, 2011
	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President and Chief Financial Officer