Form 10-K
period 2011-12-31
NORTHERN STATES POWER CO /WI/
filed 2012-02-27
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

As of February 27, 2012, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.

DOCUMENTS INCORPORATED BY REFERENCE
Xcel Energy Inc.’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.
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

PART I

Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The integrated electric production and transmission system of NSP-Minnesota and NSP-Wisconsin managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOE	United States Department of Energy
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
FCA	Fuel clause adjustment

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
APBO	Accumulated postretirement benefit obligation
ARC	Aggregator of Retail Customers
ARO	Asset retirement obligation
ASU	FASB Accounting Standards Update
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CATR	Clean Air Transport Rule
CIPS	Critical Infrastructure Protection Standards
CO2	Carbon dioxide
Codification	FASB Accounting Standards Codification
CON	Certificate of need
CPCN	Certificate of public convenience and necessity
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
ERRP	Early retiree reimbursement program
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IFRS	International Financial Reporting Standards

LNG	Liquefied natural gas
MACT	Maximum Achievable Control Technology
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investor Services, Inc.
MRO	Midwest Reliability Organization
MVP	Multi-Value Project
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NOL	Net operating loss
NOx	Nitrogen oxide
O&M	Operating and maintenance
OCI	Other comprehensive income
PCB	Polychlorinated biphenyl
PJM	PJM Interconnection, LLC
PRP	Potentially responsible party
PV	Photovoltaic
REC	Renewable energy credit
RECB	Regional expansion criteria benefits
ROE	Return on equity
ROFR	Right of first refusal
RPS	Renewable portfolio standards
RSG	Revenue sufficiency guarantee
RTO	Regional Transmission Organization
SO2	Sulfur dioxide
Standard & Poor’s	Standard & Poor’s Ratings Services

Measurements
KV	Kilovolts
KWh	Kilowatt hours
Mcf	Thousand cubic feet
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

COMPANY OVERVIEW

NSP-Wisconsin was incorporated in 1901 under the laws of Wisconsin.  NSP-Wisconsin is an operating utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of northwestern Wisconsin and in the western portion of the Upper Peninsula of Michigan.  The wholesale customers served by NSP-Wisconsin comprised approximately 8 percent of its total KWh sold in 2011.  NSP-Wisconsin also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in the same service territory.  NSP-Wisconsin provides electric utility service to approximately 251,000 customers and natural gas utility service to approximately 107,000 customers.  Approximately 98 percent of NSP-Wisconsin’s retail electric operating revenues were derived from operations in Wisconsin during 2011.  Although NSP-Wisconsin’s large commercial and industrial electric retail customers are comprised of many diversified industries, a significant portion of NSP-Wisconsin’s large commercial and industrial electric sales include customers in the following industries: food products, paper and allied products, electric and gas, as well as electronics.  For small commercial and industrial customers, significant electric retail sales include customers in the following industries: educational services, and grocery and dining establishments.  Generally, NSP-Wisconsin’s earnings contribute approximately 5 percent to 10 percent of Xcel Energy’s consolidated net income.

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

NSP-Wisconsin conducts its utility business in the following reportable segments: regulated electric utility, regulated natural gas utility and all other.  See Note 12 to the consolidated financial statements for further discussion relating to comparative segment revenues, net income and related financial information.

NSP-Wisconsin’s corporate strategy focuses on three core objectives: obtain stakeholder alignment; invest in our regulated utility businesses; and earn a fair return on our utility investments.  NSP-Wisconsin files periodic rate cases and establishes formula rates or automatic rate adjustment mechanisms with state and federal regulators to earn a return on its investments and recover costs of operations.  Environmental leadership is a priority for NSP-Wisconsin and is designed to meet customer and policy maker expectations while creating shareholder value.

Seasonality

The demand for electric power generation and natural gas is affected by seasonal differences in the weather.  In general, peak sales of electricity occur in the summer and winter months, and peak sales of natural gas occur in the winter months.  As a result, the overall operating results may fluctuate substantially on a seasonal basis.  Additionally, NSP-Wisconsin’s operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer.  See Item 7 — Management’s Discussion of Financial Condition and Results of Operations.

Competition

NSP-Wisconsin’s industrial and large commercial customers have the ability to own or operate facilities to generate their own electricity.  In addition, customers may have the option of substituting other fuels, such as natural gas, steam or chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region.  The FERC has continued to promote competitive wholesale markets through open access transmission and other means.  As a result, NSP-Wisconsin and its wholesale customers can purchase the output from generation resources of competing wholesale suppliers and use the transmission systems of the Xcel Energy Inc.’s utility subsidiaries on a comparable basis to serve their native load.  While facing these challenges, NSP-Wisconsin’s rates are competitive with currently available alternatives.

In December 2010, NSP-Wisconsin’s two largest wholesale customers, the cities of Rice Lake, Wis. and Medford, Wis., each issued a notice canceling their wholesale power contracts with NSP-Wisconsin.  Effective Jan. 1, 2012, Medford, Wis. began purchasing power from an alternate supplier.  In 2011, the other eight NSP-Wisconsin wholesale customers issued notices canceling their wholesale power contracts effective Dec. 31, 2012 and will begin to purchase from an alternate supplier, along with Rice Lake, Wis. effective Jan. 1, 2013.  In 2011, these ten customers represented approximately 5 percent of NSP-Wisconsin’s total electric operating revenues.

ELECTRIC UTILITY OPERATIONS

Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — Retail rates, services and other aspects of NSP-Wisconsin’s operations are regulated by the PSCW and the MPSC, within their respective states.  In addition, each of the state commissions certifies the need for new generating plants and electric transmission lines before the facilities may be sited and built.  NSP-Wisconsin is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, hydroelectric generation licensing, accounting practices, wholesale sales for resale, the transmission of electricity in interstate commerce, compliance with NERC electric reliability standards, asset transactions and mergers, and natural gas transactions in interstate commerce.  NSP-Wisconsin has requested continued authorization from the FERC to make wholesale electric sales at market-based prices.  See Summary of Recent Federal Regulatory Developments - Market-Based Rate Rules for further discussion.  NSP-Wisconsin is a transmission owning member of the MISO RTO.

The PSCW has a biennial base rate filing requirement.  By June of each odd numbered year, NSP-Wisconsin must submit a rate filing for the test year beginning the following January.

Fuel and Purchased Energy Cost Recovery Mechanisms — NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers.  Instead, under Wisconsin rules, utilities must submit a forward-looking annual fuel cost plan to the PSCW for approval.  Once the PSCW approves the fuel cost plan, utilities must defer the amount of any fuel cost over-collection or under-collection in excess of a two percent annual tolerance band, for future rate recovery or refund.  Approval of a fuel cost plan and any rate adjustment for refund or recovery of deferred costs is determined by the PSCW after an opportunity for a hearing.  Rate recovery of deferred fuel cost is subject to an earnings test based on the utility’s most recently authorized ROE.  These rules went into effect in January 2011.

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

Wisconsin Energy Efficiency and Conservation Goals — In June 2011, the Wisconsin biennial budget bill was signed into law, which rolled back the projected increases for state energy efficiency and conservation funding effective in 2012.  Based on this action, NSP-Wisconsin expects to be allocated approximately $8.2 million of the statewide program costs in 2012, increasing to approximately $9.1 million by 2014.  Historically, NSP-Wisconsin has recovered these costs in rate charges to Wisconsin retail customers and expects to recover the program costs in rates going forward.

Capacity and Demand

Uninterrupted system peak demand for the NSP System’s electric utility for each of the last three years and the forecast for 2012, assuming normal weather, is listed below.

	System Peak Demand (in MW)
	2009	2010	2011	2012 Forecast
NSP System	8,615	9,131	9,792	9,213

The peak demand for the NSP System typically occurs in the summer.  The 2011 uninterrupted system peak demand for the NSP System occurred on July 18, 2011.  The 2011 peak demand occurred on a day with extremely high temperatures and humidity, which resulted in the highest uninterrupted system peak demand since July 31, 2006.

Energy Sources and Related Transmission Initiatives

The NSP System expects to use existing power plants, power purchases, CIP options, new generation facilities and expansion of existing power plants to meet its system capacity requirements.

Purchased Power — Through the Interchange Agreement, NSP-Wisconsin receives power purchased by NSP-Minnesota from other utilities and independent power producers.  Long-term purchased power contracts typically require a periodic payment to secure the capacity and a charge for the associated energy actually purchased.  NSP-Minnesota also makes short-term purchases to meet system load and energy requirements, to replace generation from company-owned units under maintenance or during outages, to meet operating reserve obligations, or to obtain energy at a lower cost.

Purchased Transmission Services — In addition to using their integrated transmission system, NSP-Wisconsin and NSP-Minnesota have contracts with MISO and regional transmission service providers to deliver power and energy to the NSP System.

NSP System Resource Plans — As noted above, the electric production and transmission system of NSP-Wisconsin is managed as an integrated system with that of NSP-Minnesota, and the costs of the entire NSP System are shared by NSP-Minnesota and NSP-Wisconsin under a FERC-approved Interchange Agreement.  Therefore, the Minnesota resource plans have a direct impact on the costs that are shared by NSP-Wisconsin.

In December 2011, NSP-Minnesota filed an update to the 2011 through 2025 resource plan with the MPUC.  To account for slower economic growth and the loss of NSP-Wisconsin’s wholesale customers, NSP-Minnesota modified the five-year plan to include a recommendation to withdraw the Black Dog repowering project CON and to reassess the wind procurement plan and resource contingency plan in detail.  The resource plan update also notified the MPUC that there have been changes in the size, timing, and cost estimates for the extended power uprate projects at the Prairie Island nuclear plant.  As a result of these changes, NSP-Minnesota has notified the MPUC that it is completing a new economic and project design analysis and will submit a Change in Circumstances filing seeking reaffirmation of the CON approval before proceeding with the project.  Some elements of the resource plan remain unchanged, such as the extension of certain contracts, the Monticello nuclear generating plant extended power uprate project and the commitment to specific CIP program annual achievements.

NSP-Wisconsin CapX2020 CPCN — An application for a CPCN for the Wisconsin portion of the 345 KV CapX2020 project was filed with the PSCW in January 2011.  This line is expected to entail construction of approximately 150 miles of new transmission lines between Hampton, Minn. and La Crosse, Wis. with approximately 50 miles located in Wisconsin at an estimated cost of $200 million to NSP-Wisconsin.

In June 2011, the PSCW determined the application was complete, which triggers the 360-day deadline for the PSCW to grant a CPCN for the project.  In January 2012, the PSCW Staff issued a final Environmental Impact Statement that raises questions about the need for the project and the applicants preferred routes.  There have also been issues raised by the Wisconsin Department of Transportation and the WDNR regarding portions of the proposed route and there are route location alternatives if the PSCW determines these issues warrant such a decision.  Testimony was filed in January and February 2012 and public hearings are expected to be held in March 2012.  The PSCW is expected to issue a final decision in mid-2012 regarding the transmission line.

Nuclear Spent Fuel Storage Settlement — NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant.  In July 2011, a settlement agreement resolving the method by which NSP-Minnesota can recover certain incremental spent fuel storage costs through 2013 was approved with the DOE.  The settlement does not address costs for used fuel storage after 2013; such costs could be the subject of future litigation.  NSP-Minnesota received a $100 million payment in August 2011, of which $14.5 million was allocated to NSP-Wisconsin.  Additionally, a claim for incremental spent fuel storage costs from 2009-2010 was submitted to the DOE in September 2011 and a claim for 2011 will be submitted to the DOE in May 2012.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

							Weighted
	Coal*		Nuclear		Natural Gas		Average
NSP System Generating Plants	Cost	Percent	Cost	Percent	Cost	Percent	Fuel Cost
2011	$2.06	55%	$0.89	40%	$6.56	5%	$1.82
2010	1.89	51	0.83	42	6.29	7	1.73
2009	1.78	57	0.70	39	7.36	4	1.61

*  Includes refuse-derived fuel and wood.

See Item 1A for additional discussion of fuel supply and costs.

Fuel Sources

Coal — The NSP System normally maintains approximately 40 days of coal inventory.  Coal supply inventories at Dec. 31, 2011 and 2010 were approximately 48 and 39 days usage, respectively.  NSP-Minnesota’s generation stations use low-sulfur western coal purchased primarily under contracts with suppliers operating in Wyoming and Montana.  During 2011 and 2010, coal requirements for the NSP System’s major coal-fired generating plants were approximately 9.5 million tons.  The estimated coal requirements for 2012 are approximately 8 million tons, including adjustments to account for Sherco Unit 3, which was shut down in November 2011 after experiencing a significant failure of its turbine, generator and exciter systems.  It is uncertain when Sherco Unit 3 will recommence operations.

NSP-Minnesota and NSP-Wisconsin have contracted for coal supplies to provide 99 percent of their coal requirements in 2012, and a declining percentage of the requirements in subsequent years.  The NSP System’s general coal purchasing objective is to contract for approximately 100 percent of requirements for the following year, 67 percent of  requirements in two years, and 33 percent of requirements in three years.  Remaining requirements will be filled through the procurement process or over-the-counter transactions.

NSP-Minnesota and NSP-Wisconsin have a number of coal transportation contracts that provide for delivery of 100 percent of their coal requirements in 2012 and 2013.  Coal delivery may be subject to short-term interruptions or reductions due to operation of the mines, transportation problems, weather and availability of equipment.

Nuclear — To operate NSP-Minnesota’s nuclear generating plants, NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication.  The contract strategy involves a portfolio of spot purchases and medium and long-term contracts for uranium concentrates, conversion services and enrichment services with multiple producers and with a focus on diversification to minimize potential impacts caused by supply interruptions due to geographical and world political issues.

•	Current nuclear fuel supply contracts cover 100 percent of uranium concentrates requirements through 2017 and approximately 66 percent of the requirements for 2018 through 2025.
•	Current contracts for conversion services cover 100 percent of the requirements through 2017 and approximately 78 percent of the requirements for 2018 through 2025.
•	Current enrichment service contracts cover 100 percent of the requirements through 2016 and approximately 95 percent of the requirements for 2017 through 2025.

Fabrication services for Monticello and Prairie Island are 100 percent committed through 2025 and 2014, respectively.  A contract for fuel fabrication services for Prairie Island is currently being negotiated for 2015 and beyond.

NSP-Minnesota expects sufficient uranium concentrates, conversion services and enrichment services to be available for the total fuel requirements of its nuclear generating plants.  Some exposure to spot market price volatility will remain due to index-based pricing structures contained in some of the supply contracts.

Natural gas — The NSP System uses both firm and interruptible natural gas supply and standby oil in combustion turbines and certain boilers.  Natural gas supplies and associated transportation and storage services for power plants are procured under contracts with various terms to provide an adequate supply of fuel.  However, as natural gas primarily serves intermediate and peak demand, remaining forecasted requirements are able to be procured through a liquid spot market.  Generally, natural gas supply contracts have pricing that is tied to various natural gas indices.  Most transportation contract pricing is based on FERC approved transportation tariff rates. These transportation rates are subject to revision based upon FERC approval of changes in the timing or amount of allowable cost recovery by providers.  Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2010, the NSP System’s commitments related to gas supply contracts were $14 million and commitments related to gas transportation and storage contracts were approximately $499 million.   At Dec. 31, 2011, the NSP System did not have any commitments related to gas supply contracts; however, commitments related to gas transportation and storage contracts, which expire in various years from 2012 to 2028, were approximately $462 million.  The NSP System has limited on-site fuel oil storage facilities and relies on the spot market for incremental supplies, if needed.

Renewable Energy Sources

The NSP System’s renewable energy portfolio includes wind, biomass, solar and hydroelectric power from both owned generating facilities and purchased power agreements. Renewable energy comprised 19.7 percent and 18.3 percent of the NSP System’s total owned and purchased energy for 2011 and 2010, respectively. Biomass and solar power comprised approximately 2.8 percent and 2.9 percent of renewable energy for 2011 and 2010, respectively, with the remaining renewable energy provided by wind and hydroelectric sources. As of Dec. 31, 2011, the NSP System is in compliance with its renewable portfolio standards, which require generation from renewable resources of 15 percent and 8.89 percent of Minnesota and Wisconsin electric retail sales, respectively.

The NSP System also offers customer-focused renewable energy initiatives.  The Windsource® program allows customers in Minnesota and Wisconsin to purchase a portion or all of their electricity from renewable sources.   Approximately 22,715 and 22,676 customers purchased 176,522 MWh and 166,979 MWh of electricity under the Windsource program in 2011 and 2010, respectively.  Additionally, to encourage the growth of solar energy on the system, customers are offered incentives to install solar panels on their homes and businesses under the Solar*Rewards® program.  Over 300 PV systems with approximately 3 MW of aggregate capacity and 166 PV systems with approximately 1 MW of aggregate capacity have been installed in Minnesota under this program as of Dec. 31, 2011 and Dec. 31, 2010, respectively.

Wind — The NSP System acquires the majority of its wind energy from purchased power agreements with wind farm owners, primarily in Southwestern Minnesota. The NSP System currently has more than 100 of these agreements in place, with facilities ranging in size from under 1 MW to more than 200 MW.  In addition to receiving purchased wind energy under these agreements, the NSP System also typically receives wind RECs, which are used to meet state renewable resource requirements.  The average cost per MWh of wind energy under these contracts was approximately $39 and $37 for 2011 and 2010, respectively.  The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state specific renewable resource requirements, and the year of contract execution.

Generally, contracts executed in 2011 have benefited from improvements in technology, excess capacity among manufacturers, and motivation to complete new construction prior to expiration of the Federal Production Tax Credits in 2012.

The NSP System fully owns and operates two wind farms.  The 101 MW Grand Meadow Wind Farm began generating electricity in 2008 and the 201 MW Nobles Wind Farm began generating electricity in 2010.  Collectively, the NSP System had over 1,600 MW and nearly 1,500 MW of wind energy on its system at the end of 2011 and 2010, respectively. Wind energy comprised 9.4 percent and 8.0 percent of the total owned and purchased energy on the NSP System for 2011 and 2010, respectively.

In 2011, NSP-Minnesota agreed to purchase 200 MW of wind power from Geronimo Wind Energy’s Prairie Rose Wind Farm, which is expected to be completed in 2012.  By the end of 2012, the NSP System plans to have over 1,900 MW of wind energy on its system.

Hydroelectric — The NSP System acquires its hydroelectric energy from both owned generation and purchased power agreements.  The NSP System also owns 20 hydroelectric plants throughout Wisconsin and Minnesota which provide 253 MW of capacity.  For most of 2011, there were eight purchased power agreements in place which provided approximately 24 MW of hydroelectric capacity.  In December 2011, an additional nine MW of purchased hydroelectric capacity was brought onto the system.  Additionally, the NSP System purchases significant generation from Manitoba Hydro that is sourced primarily from its fleet of hydroelectric facilities.  Hydroelectric energy comprised 7.5 percent and 7.4 percent of the total owned and purchased energy on the NSP System for 2011 and 2010, respectively.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Wisconsin, and enforcement of NERC mandatory electric reliability standards.  State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters.  In addition to the matters discussed below, see Note 9 to the consolidated financial statements for further discussion of other regulatory matters.

FERC Transmission Planning and Cost Allocation — The FERC has approved the open access transmission planning processes for the RTOs serving the NSP System, MISO, set forth in tariffs filed in compliance with FERC Order 890.

In July 2011, the FERC issued Order 1000 adopting modified rules for regional transmission planning, wholesale transmission cost allocation and development.  The new rules would eliminate any preferential right at the federal level for an incumbent transmission provider to construct transmission facilities subject to regional cost, referred to as a ROFR.  The transmission planning processes will be subject to additional tariff revisions subsequent to Order 1000 compliance filings due in October 2012.

The impacts of the provisions of Order 1000 regarding transmission planning and cost allocation on the NSP System are expected to not be significant as they already participate in MISO regional planning and cost allocation processes.  NSP-Wisconsin is in the process of determining the impacts of the Order 1000 requirements related to future transmission development and ownership.  Irrespective of the new rules, the NSP System is pursuing several new transmission facility projects.

ARCs — In 2009, the FERC adopted rules requiring MISO to allow ARCs to offer demand response aggregation services to end-use customers unless the applicable state regulatory authority prohibits ARCs from serving retail customers in their state.  ARCs would operate in competition with the state-regulated retail demand response programs offered by NSP-Wisconsin.  During 2009, the PSCW and MPSC issued orders temporarily prohibiting ARCs from operating in Wisconsin and Michigan, respectively, pending further regulatory proceedings.  No additional action has been taken by the PSCW or the MPSC since that time.  In 2010, MISO requested its compliance tariff revisions be effective in June 2010.

In December 2011, the FERC issued orders denying rehearing of the rules and approving most aspects of the MISO compliance filing.  The FERC retained the rules allowing state regulatory authorities to prohibit ARC operations within their state.

FERC Penalty Guidelines — The Energy Act required the FERC to adopt new regulations to implement various aspects of the Energy Act.  Violations of FERC rules are potentially subject to enforcement action by the FERC including financial penalties up to $1 million per day per violation.

In September 2010, the FERC issued a policy statement establishing guidelines to determine the financial penalties that would be applied for violations of FERC statutes, rules and orders, including violations of NERC mandatory reliability standard violations investigated by the FERC.  The guidelines established a base violation level for various types of violations, plus mitigating or aggravating factor adders and multipliers, depending on the nature and severity of the violation.  Under the guidelines, penalties can range between a minimal amount and $290 million.  The guidelines indicate that the FERC can deviate from the guidelines in its discretion.  The guidelines can apply to any investigation where the FERC Staff has not begun settlement negotiations regarding an alleged violation.

While NSP-Wisconsin cannot predict the ultimate impact new FERC regulations will have on its results of operations, cash flows or financial position, NSP-Wisconsin continues to take action to comply with existing rules and to implement new FERC rules and regulations as they become effective.

Electric Transmission Rate Regulation — The FERC regulates the rates charged and terms and conditions for electric transmission services.  FERC policy encourages utilities to turn over the functional control of their electric transmission assets for the sale of electric transmission services to an RTO.  The NSP System is a member of the MISO RTO.  Each RTO separately files regional transmission tariff rates for approval by the FERC.  All members within that RTO are then subjected to those rates.

Market-Based Rate Rules — The NSP System was granted market-based rate authority.  Under market-based rates, the NSP System was reauthorized to sell wholesale power at market-based rates in June 2009.  In December 2011, the NSP System filed for continued market-based rate authority, as required by FERC’s triennial market power review rules, to be effective Jan. 1, 2012.  The request is pending FERC action.

MISO Transmission Pricing — Certain new higher voltage transmission facilities determined by MISO to meet RECB eligibility criteria in the MISO tariff are subject to an allocation of 20 percent of the facility costs to all loads in the 15 state MISO region.  Under specific FERC orders, certain new high voltage transmission facilities determined by MISO to meet MVP eligibility criteria are subject to an allocation of 100 percent of the facility costs to all loads on the MISO region.  The MISO independent board of directors must approve MVP eligibility before the costs of a specific project are eligible for regional rate recovery under the MISO tariff.  Certain parties have appealed the FERC MVP tariff order to the Seventh Circuit Court of Appeals.

The MISO regional cost allocation methods require other customers in MISO to contribute to cost recovery for certain new transmission facilities constructed by the NSP System.  MISO approved the eligibility of the CapX2020 Fargo, N.D. and La Crosse, Wis. transmission expansion projects for 20 percent regional allocation.  In addition, in December 2011, the Brookings, S.D. CapX2020 transmission line was approved by MISO as an MVP, and thus eligible for 100 percent regional cost allocation.  The CapX2020 Bemidji, Minn. transmission expansion project is not eligible for regional cost allocation.  However, the NSP System also pays a share of the costs of projects constructed by other transmission-owning entities in the MISO region found to be eligible for regional cost allocation.  The transmission revenues received by the NSP System from MISO, and the transmission charges paid to MISO, associated with projects subject to regional cost allocation are expected to be material in future periods.  The RECB and MVP cost allocation processes may be subject to future change to comply with FERC Order 1000.

MISO Wholesale Capacity Markets — In July 2011, MISO filed to implement a resource adequacy tariff to be effective Oct. 1, 2012.  The tariff would establish a MISO capacity market, which would allow the NSP System to purchase or sell short-term capacity in order to comply with regional reliability planning reserve requirements.  The MISO tariff proposal would allow utility capacity arrangements determined through state resource planning processes to be deemed compliant with the tariff.  The tariff proposal is pending FERC action.

RSG Charges — In August 2010, the FERC issued two orders relating to RSG charge exemptions and the allocation of the RSG costs among MISO participants.  MISO has since issued multiple related compliance filings with the FERC.  In recent RSG filings, MISO has proposed to allocate a greater portion of the RSG costs related to resources committed for voltage and local reliability requirements to the market participants with the loads that benefit from such commitments.  MISO has also proposed to mitigate the offers of resources committed for voltage regulation and local reliability requirements, which is expected to reduce RSG charges to other market participants under the current tariff.  NSP-Minnesota is permitted to recover the RSG costs through FCA mechanisms approved by the regulators in each jurisdiction.

NERC Compliance Audits and Self Reports — In 2010 and 2011, the NSP System filed a self-report with the MRO potential violations of certain NERC CIPS.  Based on the issues identified with CIPS compliance, the NSP System submitted a mitigation plan that provides for a comprehensive review of the CIPS compliance programs.  Following this comprehensive review, additional self-reports of potential violations were filed.

In 2011, the NSP System was subject to a comprehensive triennial audit by the MRO regarding compliance with various NERC mandatory reliability standards, including CIPS.  The MRO found potential violations of seven standards; five are related to CIPS.  The written MRO audit reports have been issued and referred to MRO’s enforcement function for further action.  None of the potential violations are expected to result in a material penalty.

NERC Compliance Investigations — In September 2007, portions of the NSP System and transmission systems west and north of the NSP System briefly islanded from the rest of the Eastern Interconnection as a result of a series of transmission line outages.  In addition, service to approximately 790 MW of load was temporarily interrupted, primarily in Saskatchewan, Canada.  In late 2010, NERC transferred responsibility for completing the compliance investigation to the MRO.  The final outcome of the compliance investigation, and whether and to what extent penalties for alleged violations may be assessed, is unknown at this time.

In February 2010, the NERC notified NSP-Minnesota that it was commencing a non-public investigation of NSP-Minnesota maintenance practices associated with insulating oil levels in bulk electric system substations, as the result of an anonymous complaint received by the NERC.  In February 2011, NERC transferred responsibility for completing the compliance investigation to the MRO.  The MRO reviewed the status of insulating oil levels during the triennial compliance audit in the first quarter 2011.  In July 2011, the NERC issued a preliminary findings report with three potential violations of NERC reliability standards, which NSP-Minnesota responded to in September 2011.  The final outcome of the compliance investigation and whether and to what extent penalties for alleged violations may be assessed is unknown at this time.

NERC Advisory Regarding Impact of Transmission Field Conditions on Facility Ratings — In 2010, the NERC issued an advisory requiring utilities to perform an assessment of field versus assumed “as built” transmission infrastructure conditions and allowed for affected entities to complete their initial assessment and corrective actions by 2013 and 2014, respectively.  The advisory compliance cost for NSP-Wisconsin is estimated at $1.8 million.  NSP-Wisconsin will seek recovery through applicable rate-making mechanisms.

Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2011		2010		2009

Electric sales (Millions of KWh)
Residential	1,982		1,962		1,897
Large commercial and industrial	1,678		1,600		1,667
Small commercial and industrial	2,718		2,720		2,554
Public authorities and other	33		35		38
Total retail	6,411		6,317		6,156
Sales for resale	546		546		531
Total energy sold	6,957		6,863		6,687

Number of customers at end of period
Residential	211,369		210,781		210,109
Large commercial and industrial	103		100		94
Small commercial and industrial	37,933		37,773		37,568
Public authorities and other	1,156		1,151		1,163
Total retail	250,561		249,805		248,934
Wholesale	10		10		10
Total customers	250,571		249,815		248,944

Electric revenues (Thousands of Dollars)
Residential	$226,159		$213,060		$201,756
Large commercial and industrial	116,715		101,293		103,652
Small commercial and industrial	240,168		234,432		214,993
Public authorities and other	5,657		5,241		5,585
Total retail	588,699		554,026		525,986
Wholesale	37,884		33,471		29,649
Interchange revenues from NSP-Minnesota	124,334		116,312		109,251
Other electric revenues	4,219		4,370		6,817
Total electric revenues	$755,136		$708,179		$671,703

KWh sales per retail customer	25,587		25,288		24,730
Revenue per retail customer	$2,350		$2,218		$2,113
Residential revenue per KWh	11.41	¢	10.86	¢	10.64	¢
Large commercial and industrial revenue per KWh	6.96		6.33		6.22
Small commercial and industrial revenue per KWh	8.84		8.62		8.42
Wholesale revenue per KWh	6.94		6.13		5.58

Energy Source Statistics

	Year Ended Dec. 31
	2011		2010		2009
NSP System	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Coal	20,131	44%	19,579	42%	21,495	45%
Nuclear	13,332	29	14,628	31	13,543	29
Wind (a)	4,312	9	3,760	8	3,703	8
Hydroelectric	3,444	8	3,487	7	4,395	9
Natural Gas	3,016	7	3,887	8	2,653	6
Other (b)	1,453	3	1,494	4	1,389	3
Total	45,688	100%	46,835	100%	47,178	100%

Owned generation	31,668	69%	33,758	72%	32,975	70%
Purchased generation	14,020	31	13,077	28	14,203	30
Total	45,688	100%	46,835	100%	47,178	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. The NSP System uses RECs to meet or exceed state resource requirements and may sell surplus RECs.
(b)	Includes energy from other sources, including solar, biomass, oil and waste. Distributed generation from the Solar*Rewards program is not included.

NATURAL GAS UTILITY OPERATIONS

The most significant developments in the natural gas operations of NSP-Wisconsin are continued volatility in natural gas market prices, uncertainty regarding political and regulatory developments that impact hydraulic fracturing, safety requirements for natural gas pipelines and the continued trend of declining use per residential and small commercial and industrial (C&I) customer, as a result of improved building construction technologies, higher appliance efficiencies and conservation.  From 2000 to 2011, average annual sales to the typical NSP-Wisconsin residential customer declined from 85 MMBtu per year to 69 MMBtu per year, and to the typical small C&I customer declined from 491 MMBtu per year to 459 MMBtu per year, on a weather-normalized basis.  Although wholesale price increases do not directly affect earnings because of natural gas cost-recovery mechanisms, high prices can encourage further efficiency efforts by customers.

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

Natural Gas Cost-Recovery Mechanisms — NSP-Wisconsin has a retail purchased gas adjustment cost-recovery mechanism for Wisconsin operations to recover changes in the actual cost of natural gas and transportation and storage services.  The PSCW has the authority to disallow certain costs if it finds NSP-Wisconsin was not prudent in its procurement activities.

NSP-Wisconsin’s natural gas rate schedules for Michigan customers include a natural gas cost-recovery factor, which is based on 12-month projections.

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act, signed into law on Jan. 3, 2012 (“Pipeline Safety Act”) requires, among other things, additional verification of pipeline infrastructure records by intrastate and interstate pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. Where records are inadequate to confirm the maximum allowable operating pressure, the DOT Pipeline and Hazardous Materials Safety Administration (PHMSA) will require operators to re-confirm the maximum allowable operating pressure, a process that could cause temporary or permanent limitations on throughput for affected pipelines. In addition, the Pipeline Safety Act requires PHMSA to issue reports and/or, if appropriate, develop new regulations, addressing a variety of subjects, including: requiring use of automatic or remote-controlled shut-off valves in certain circumstances; requiring testing of previously untested transmission lines located within high consequence areas operating at a pressure greater than 30 percent of specified minimum yield stress; and expanding integrity management requirements beyond high consequence areas. The Pipeline Safety Act also raises the maximum penalty for violating pipeline safety rules to $0.2 million per violation per day up to $2 million for a related series of violations. While NSP-Wisconsin cannot predict the ultimate impact Pipeline Safety Act will have on its costs, operations or financial results, NSP-Wisconsin is taking actions that are intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective.

Capability and Demand

Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).  The maximum daily send-out (firm and interruptible) for NSP-Wisconsin was 134,636 MMBtu which occurred on Jan. 20, 2011 and 146,018 MMBtu, which occurred on Dec.14, 2010.

NSP-Wisconsin purchases natural gas from independent suppliers, generally based on market indices that reflect current prices.  The natural gas is delivered under transportation agreements with interstate pipelines.  These agreements provide for firm deliverable pipeline capacity of approximately 133,110 MMBtu per day.  In addition, NSP-Wisconsin contracts with providers of underground natural gas storage services.  These storage agreements provide storage for approximately 27 percent of winter natural gas requirements and 39 percent of peak day firm requirements of NSP-Wisconsin.

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

NSP-Wisconsin is required to file a natural gas supply plan with the PSCW annually to change natural gas supply contract levels to meet peak demand.  NSP-Wisconsin’s winter 2011-2012 supply plan was approved by the PSCW in November 2011.

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

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by NSP-Wisconsin’s regulated retail natural gas distribution business:

2011	$5.18
2010	5.46
2009	5.85

The cost of natural gas supply, transportation service and storage service is recovered through various cost-recovery adjustment mechanisms.  NSP-Wisconsin has firm natural gas transportation contracts with several pipelines, which expire in various years from 2012 through 2029.

NSP-Wisconsin has certain natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2011, NSP-Wisconsin was committed to approximately $94 million in such obligations under these contracts.

NSP-Wisconsin purchased firm natural gas supply utilizing long-term and short-term agreements from approximately 14 domestic and Canadian suppliers.  This diversity of suppliers and contract lengths allows NSP-Wisconsin to maintain competition from suppliers and minimize supply costs.

See Item 1A for further discussion of natural gas supply and costs.

Natural Gas Operating Statistics

	Year Ended Dec. 31
	2011	2010	2009

Natural gas deliveries (Thousands of MMBtu)
Residential	6,571	6,278	6,825
Commercial and industrial	8,476	8,063	8,656
Total retail	15,047	14,341	15,481
Transportation and other	3,983	3,827	3,775
Total deliveries	19,030	18,168	19,256

Number of customers at end of period
Residential	94,430	93,402	92,484
Commercial and industrial	12,392	12,288	12,190
Total retail	106,822	105,690	104,674
Transportation and other	22	22	22
Total customers	106,844	105,712	104,696

Natural gas revenues (Thousands of Dollars)
Residential	$60,772	$59,675	$66,003
Commercial and industrial	57,077	56,218	62,577
Total retail	117,849	115,893	128,580
Transportation and other	1,598	2,183	2,975
Total natural gas revenues	$119,447	$118,076	$131,555

MMBtu sales per retail customer	140.86	135.69	147.90
Revenue per retail customer	$1,103	$1,097	$1,228
Residential revenue per MMBtu	9.25	9.51	9.67
Commercial and industrial revenue per MMBtu	6.73	6.97	7.23
Transportation and other revenue per MMBtu	0.40	0.57	0.79

ENVIRONMENTAL MATTERS

NSP-Wisconsin’s facilities are regulated by federal and state environmental agencies.  These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances.  Various company activities require registrations, permits, licenses, inspections and approvals from these agencies.  NSP-Wisconsin has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems.  NSP-Wisconsin’s facilities have been designed and constructed to operate in compliance with applicable environmental standards.

NSP-Wisconsin strives to comply with all environmental regulations applicable to its operations.  However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, what effect future laws or regulations may have upon NSP-Wisconsin’s operations.  See Notes 9 and 10 to the consolidated financial statements for further discussion.

There are significant future environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change.  While environmental regulations related to climate change and clean energy continue to evolve, NSP-Wisconsin has undertaken a number of initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals.  Although the impact of these policies on NSP-Wisconsin will depend on the specifics of state and federal policies, legislation, and regulation, we believe that, based on prior state commission practice, we would be granted the authority to recover the cost of these initiatives through rates.

EMPLOYEES

As of Dec. 31, 2011, NSP-Wisconsin had 570 full-time employees, 405 of which are covered under collective bargaining agreements.  See Note 6 to the consolidated financial statements for further discussion.

Item 1A — Risk Factors

Oversight of Risk and Related Processes

The goal of Xcel Energy’s risk management process, which includes NSP-Wisconsin, is to understand, manage and, when possible, mitigate material risk; management is responsible for identifying and managing risks, while Xcel Energy Inc.’s Board of Directors oversees and holds management accountable.  As described more fully below, NSP-Wisconsin is faced with a number of different types of risk.  We confront legislative and regulatory policy and compliance risks, including risks related to climate change and emission of CO2; risks for recovery of capital and operating costs; resource planning and other long-term planning risks, including resource acquisition risks; financial risks, including credit, interest rate and capital market risks; and macroeconomic risks, including risks related to economic conditions and changes in demand for our products and services.  Crosscutting risks such as these are discussed and managed across business areas and coordinated by Xcel Energy Inc.’s and NSP-Wisconsin’s senior management.  Our risk management process has three parts: identification and analysis, management and mitigation and communication and disclosure.

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

Management seeks to mitigate the risks inherent in the implementation of Xcel Energy Inc.’s and NSP-Wisconsin’s strategy.  The process for risk mitigation includes adherence to our code of conduct and other compliance policies, operation of formal risk management structures and groups, and overall business management.  At a threshold level, we have developed a robust compliance program and promote a culture of compliance, which further mitigates risk.  Building on this culture of compliance, we manage and mitigate risks through operation of formal risk management structures and groups, including management councils, risk committees and the services of corporate areas such as internal audit, the corporate controller and legal services.  While we have developed a number of formal structures for risk management, many material risks affect the business as a whole and are managed across business areas.

Management also communicates with Xcel Energy Inc.’s Board and key stakeholders regarding risk.  Management provides information to Xcel Energy Inc.’s Board in presentations and communications over the course of the year.  Senior management presents an assessment of key risks to the Board annually.  The presentation of the key risks and the discussion provides the Board with information on the risks management believes are material, including the earnings impact, timing, likelihood and controllability.  Based on this presentation, the Board reviews risks at an enterprise level and confirms risk management and mitigation are included in Xcel Energy Inc.’s and NSP-Wisconsin’s strategy.  The guidelines on corporate governance and committee charters define the scope of review and inquiry for the Board and committees.  The standing committees also oversee risk management as part of their charters.  Each committee has responsibility for overseeing aspects of risk and our management and mitigation of the risk.  Xcel Energy Inc.’s Board has overall responsibility for risk oversight.  As described above, the Board reviews the key risk assessment process presented by senior management.  This key risk assessment analyzes the most likely areas of future risk to Xcel Energy.  Xcel Energy Inc.’s Board also reviews the performance and annual goals of each business area.  This review, when combined with the oversight of specific risks by the committees, allows the Board to confirm risk is considered in the development of goals and that risk has been adequately considered and mitigated in the execution of corporate strategy.  The presentation of the assessment of key risks also provides the basis for the discussion of risk in our public filings and securities disclosures.

Risks Associated with Our Business

Environmental Risks

We are subject to environmental laws and regulations, with which compliance could be difficult and costly.

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances.  These laws and regulations require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, to install pollution control equipment at our facilities, clean up spills and correct environmental hazards and other contamination.  Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us.  We may be required to pay all or a portion of the cost to remediate (i.e., clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination.  At Dec. 31, 2011, these sites included:

•	Sites of former MGPs operated by us, our predecessors, or other entities; and
•	Third party sites, such as landfills, for which we are alleged to be a PRP that sent hazardous materials and wastes.

We are also subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings.  These mandates are designed in part to mitigate the potential environmental impacts of utility operations.  Failure to meet the requirements of these mandates may result in fines or penalties, which could have a material effect on our results of operations.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations, financial position or cash flows.

In addition, existing environmental laws or regulations may be revised, and new laws or regulations seeking to protect the environment may be adopted or become applicable to us, including but not limited to, regulation of mercury, NOx, SO2, CO2, particulates and coal ash.  We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

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

Increased energy use due to weather changes may require us to invest in additional generating assets, transmission and other infrastructure to serve increased load.  Decreased energy use due to weather changes may affect our financial condition, through decreased revenues.  Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stress, including service interruptions.  Weather conditions outside of our service territory could also have an impact on our revenues.  We buy and sell electricity depending upon system needs and market opportunities.  Extreme weather conditions creating high energy demand on our own and/or other systems may raise electricity prices as we buy short-term energy to serve our own system, which would increase the cost of energy we provide to our customers.

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

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations.  We currently provide service at rates approved by one or more regulatory commissions.  These rates are generally regulated and based on an analysis of our costs incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our costs at any given time.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.  Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers.  Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

Management currently believes these prudently incurred costs are recoverable given the existing regulatory mechanisms in place.  However, changes in regulations or the imposition of additional regulations, including additional environmental regulation or regulation related to climate change, could have a material impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including debt payments.

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

One alternative available to address counterparty credit risk is to transact on liquid commodity exchanges.  The credit risk is then socialized through the exchange central clearinghouse function.  While exchanges do remove counterparty credit risk, all participants are subject to margin requirements, which create an additional need for liquidity to post margin as exchange positions change value daily.  The Dodd-Frank Wall Street Reform Act may require broad clearing of financial swap transactions through a central counterparty, which could lead to additional margin requirements that would impact our liquidity. Also, in October 2010, the FERC finalized its Order 741 rulemaking addressing the credit policies of organized electric markets, such as MISO.  FERC Order 741 limits the amount of overall credit available to entities operating within organized markets and places restrictions on netting of transactions within organized markets unless certain market protocols are implemented by the RTO.  Various RTOs are in the process of filing their proposed market protocols to satisfy FERC Order 741 and these new market designs may lead to additional margin requirements that could impact our liquidity.

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

We have defined benefit pension and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans.  These estimates and assumptions may change based on economic conditions, actual stock and bond market performance, changes in interest rates and changes in governmental regulations.  In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans beginning in 2008.  Therefore, our funding requirements and related contributions may change in the future.  Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving the company would trigger settlement accounting and could require the company to recognize material incremental pension expense related to unrecognized plan losses in the year these liabilities are paid.

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

If an incident did occur, it could have a material effect on our results of operations or financial condition.  Furthermore, the non-compliance of other nuclear facilities operators with applicable regulations or the occurrence of a serious nuclear incident at other facilities could result in increased regulation of the industry as a whole, which could then increase NSP-Minnesota’s compliance costs and impact the results of operations of its facilities.  The events at the nuclear plant in Fukushima, Japan could result in increased regulation of the nuclear generation industry as a whole, and additional requirements with respect to emergency planning and demonstrated ability to operate nuclear facilities in the event of natural disasters or other events.  This increased regulation could increase NSP-Minnesota’s compliance costs and impact the results of operations of its nuclear facilities.  Furthermore, these events could cause increased regulatory review and scrutiny by the NRC which could lead to delays in the process for obtaining required regulatory reviews and approvals.

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

The occurrence of any of these events not fully covered by insurance could have a material effect on our financial position and results of operations.  For our natural gas transmission or distribution lines located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of potential damages resulting from these risks is greater.

Additionally, the cost of potential regulations related to pipeline safety could be significant.

As we are a subsidiary of Xcel Energy Inc., we may be negatively affected by events impacting the credit or liquidity of Xcel Energy Inc. and its affiliates.

If Xcel Energy Inc. were to become obligated to make payments under various guarantees and bond indemnities or to fund its other contingent liabilities, or if either Standard & Poor’s or Moody’s were to downgrade Xcel Energy Inc.’s credit rating below investment grade, Xcel Energy Inc. may be required to provide credit enhancements in the form of cash collateral, letters of credit or other security to satisfy part or potentially all of these exposures.  If either Standard & Poor’s or Moody’s were to downgrade Xcel Energy Inc.’s debt securities below investment grade, it would increase Xcel Energy Inc.’s cost of capital and restrict its access to the capital markets.  This could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

As of Dec. 31, 2011, Xcel Energy Inc. and its utility subsidiaries had approximately $8.8 billion of long-term debt and $1.3 billion of short-term debt and current maturities.  Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2011, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $67.5 million and $18 million of exposure.  Xcel Energy also had additional guarantees of $31.2 million at Dec. 31, 2011 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.  If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

We are a wholly owned subsidiary of Xcel Energy Inc.  Xcel Energy Inc. can exercise substantial control over our dividend policy and business and operations and may exercise that control in a manner that may be perceived to be adverse to our interests.

All of the members of our board of directors, as well as many of our executive officers, are officers of Xcel Energy Inc.  Our board makes determinations with respect to a number of significant corporate events, including the payment of our dividends.

We have historically paid quarterly dividends to Xcel Energy Inc.  In 2011, 2010 and 2009 we paid $32.9 million, $73.9 million and $34.3 million of dividends to Xcel Energy Inc., respectively.  If Xcel Energy Inc.’s cash requirements increase, our board of directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy’s cash needs.  This could adversely affect our liquidity.  The amount of dividends that we can pay is limited to some extent by our indenture for our first mortgage bonds.

Public Policy Risks

We may be subject to legislative and regulatory responses to climate change and emissions, with which compliance could be difficult and costly.

Increased public awareness and concern regarding climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs. Numerous states have announced or adopted programs to stabilize and reduce GHGs, and federal legislation has been introduced in both houses of Congress.  In 2009, the U.S. submitted a non-binding GHG emission reduction target of 17 percent compared to 2005 levels pursuant to the Copenhagen Accord and negotiations continue under the United Nations Framework Convention on Climate Change.  Such legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk as our electric generating facilities are likely to be subject to regulation under climate change laws introduced at either the state or federal level within the next few years.

The EPA has taken steps to regulate GHGs under the CAA.  In December 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere. This endangerment finding created a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles.  In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to construction of new power plants or power plant modifications that increase emissions above a certain threshold. The EPA has also announced that it will propose GHG regulations applicable to emissions from existing power plants, although the EPA announced in late September 2011 that this proposed rule will be delayed.

We are also currently a party to climate change lawsuits and may be subject to additional climate change lawsuits, including lawsuits similar to those described in Note 10 to the consolidated financial statements.  An adverse outcome in any of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant. Such payments or expenditures could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

There are many uncertainties regarding when and in what form climate change legislation or regulations will be enacted.  The impact of legislation and regulations, on us and our customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are recognized as compliance options, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices. While we do not have operations outside of the U.S., any international treaties or accords could have an impact to the extent they lead to future federal or state regulations. Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed. We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations.

We are also subject to a significant number of proposed and potential rules that will impact our coal-fired and other generation facilities.  These include, but are not limited to, rules associated with emissions of SO2 and NOx, mercury, regional haze, ozone, ash management and cooling water intake systems.  The costs of investment to comply with these rules could be substantial.  We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us.

Increased risks of regulatory penalties could negatively impact our business.

The Energy Act increased the FERC’s civil penalty authority for violation of FERC statutes, rules and orders.  The FERC can now impose penalties of $1 million per violation per day.  In addition, electric reliability standards that were historically subject to voluntary compliance are now mandatory and subject to potential financial penalties by regional entities, the NERC or the FERC for violations.  If a serious reliability incident did occur, it could have a material effect on our operations or financial results.

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

Our generation plants, fuel storage facilities, transmission and distribution facilities and information systems may be targets of terrorist activities that could disrupt our ability to produce or distribute some portion of our energy products.  Any such disruption could result in a significant decrease in revenues and significant additional costs to repair and insure our assets, which could have a material impact on our financial condition and results of operations.  The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business.  While we have already incurred increased costs for security and capital expenditures in response to these risks, we may experience additional capital and operating costs to implement security for our plants, including NSP-Minnesota’s nuclear power plants under the NRC’s design basis threat requirements, such as additional physical plant security and additional security personnel.  We have also already incurred increased costs for compliance with NERC reliability standards associated with critical infrastructure protection, and may experience additional capital and operating costs to comply with the NERC critical infrastructure protection standards as they are implemented and clarified.

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

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business.  Because our generation, transmission systems and local natural gas distribution companies are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility or an event (severe storm, severe temperature extremes, generator or transmission facility outage, pipeline rupture, railroad disruption, sudden and significant increase or decrease in wind generation, or any disruption of work force such as may be caused by flu epidemic) within our operating systems or on a neighboring system.  Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our financial condition and results.

The degree to which we are able to maintain day-to-day operations in response to unforeseen events, potentially through the execution of our business continuity plans, will in part determine the financial impact of certain events on our financial condition and results.  It is difficult to predict the magnitude of such events and associated impacts.

A cyber incident or cyber security breach could have a material effect on our business.

Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets could be directly or indirectly affected by unintentional or deliberate cyber incidents.  Cyber intrusion or other similar events could harm our businesses by limiting our generating, transmitting and distributing capabilities or delay our development and construction of new facilities or capital improvement projects to existing facilities.  In addition, as generation and transmission systems as well as natural gas pipelines are part of an interconnected system, a disruption caused by the impact of a cyber security event of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources could also negatively impact our business. We are unable to quantify the potential impact of such cyber security threats. These events and corresponding regulatory action, if any, could result in a material decrease in revenues and may cause significant additional costs (e.g., repairs/insurance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.

We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure.  Despite our control environment and security measures, our technology systems may be vulnerable to disability, failures or unauthorized access due to cyber intrusion.  If our technology systems were to fail or be breached, or those of our third-party service providers, we may be unable to fulfill critical business functions, including effectively maintaining certain internal controls over financial reporting.  In addition, confidential and other data, including sensitive customer or employee information, could be compromised exposing us to liability and business disruption.

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

Our electric and natural gas utility businesses are seasonal, and weather patterns can have a material impact on our operating performance.  Demand for electricity is often greater in the summer and winter months associated with cooling and heating.  Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our service territory and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season.  Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer.  Unusually mild winters and summers could have an adverse effect on our financial condition, results of operations, or cash flows.

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Virtually all of the utility plant property of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Electric Utility Generating Stations:

			Summer 2011
NSP-Wisconsin			Net Dependable
Station, Location and Unit	Fuel	Installed	Capability (MW)
Steam:
Bay Front-Ashland, Wis., 3 Units	Coal/Wood/Natural Gas	1948-1956	56
French Island-La Crosse, Wis., 2 Units	Wood/Refuse-derived fuel	1940-1948	17	(a)
Combustion Turbine:
Flambeau Station-Park Falls, Wis., 1 Unit	Natural Gas	1969	13
French Island-La Crosse, Wis., 2 Units	Natural Gas	1974	122
Wheaton-Eau Claire, Wis., 6 Units	Natural Gas	1973	300
Hydro:
Various locations, 63 Units	Hydro	Various	135
		Total	643

(a)	Refuse-derived fuel is made from municipal solid waste.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2011:

Conductor Miles
345 KV	1,152
161 KV	1,548
115 KV	1,791
Less than 115 KV	31,903

NSP-Wisconsin had 204 electric utility transmission and distribution substations at Dec. 31, 2011.

Natural gas utility mains at Dec. 31, 2011:

Miles
Distribution	2,231

Item 3 — Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against NSP-Wisconsin.  NSP-Wisconsin has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Additional Information

See Note 10 to the consolidated financial statements for further discussion of legal claims and environmental proceedings.  See Item 1 and Note 9 to the consolidated financial statements for a discussion of proceedings involving utility rates and other regulatory matters.

Item 4 — Mine Safety Disclosures

None.

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.

NSP-Wisconsin had dividend restrictions imposed by FERC rules and state regulatory commissions.

•
Dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

•
NSP-Wisconsin shall not pay dividends if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level of 52.5 percent.  NSP-Wisconsin’s calendar year average equity-to-total capitalization ratio was 55.1 percent at Dec. 31, 2011.

See Note 4 to the consolidated financial statements for further discussion of NSP-Wisconsin’s dividend policy.

The dividends declared during 2011 and 2010 were as follows:

(Thousands of Dollars)	2011	2010
First quarter	$8,287	$48,774
Second quarter	8,112	8,119
Third quarter	8,101	8,453
Fourth quarter	8,107	8,441

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of slow down in the U.S. economy or delay in growth recovery; actions of credit rating agencies; trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates, or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP- Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K and Exhibit 99.01 hereto.

Results of Operations

NSP-Wisconsin’s net income was $51.0 million for 2011, compared with $42.7 million for 2010.  The increase was primarily due to higher electric rates, partially offset by higher O&M expenses and depreciation expense.

Electric Revenues and Margin

Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power.  The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power can impact earnings. The following table details the change in electric revenues and margin:

(Millions of Dollars)	2011	2010
Electric revenues	$755	$708
Electric fuel and purchased power	(421)	(400)
Electric margin	$334	$308

The following tables summarize the components of the changes in electric revenues and margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2011 vs. 2010
Retail rate increase	$23
Fuel and purchased power cost recovery	12
Interchange agreement billing with NSP-Minnesota	8
Firm wholesale	4
Retail sales increase (excluding weather impact)	3
Sales mix and demand revenue	(4)
Other, net	1
Total increase in electric revenues	$47

Electric Margin

(Millions of Dollars)	2011 vs. 2010
Retail rate increase	$23
Retail fuel recovery timing	8
Firm wholesale	4
Retail sales increase (excluding weather impact)	3
Interchange agreement billing with NSP-Minnesota	(9)
Sales mix and demand revenue	(4)
Other, net	1
Total increase in electric margin	$26

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the change in natural gas revenues and margin:

(Millions of Dollars)	2011	2010
Natural gas revenues	$119	$118
Cost of natural gas sold and transported	(78)	(78)
Natural gas margin	$41	$40

The following tables summarize the components of the changes in natural gas revenues and margin for the year ended Dec. 31:

Natural Gas Revenues

(Millions of Dollars)	2011 vs. 2010
Estimated impact of weather	$1
Other, net	-
Total increase in natural gas revenues	$1

Natural Gas Margin

(Millions of Dollars)	2011 vs. 2010
Estimated impact of weather	$1
Other, net	-
Total increase in natural gas margin	$1

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses increased $3.5 million, or 2.2 percent, for 2011 compared with 2010.  The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2011 vs. 2010
Higher contract labor costs	$2
Higher interchange agreement billing costs with NSP-Minnesota	2
Lower plant generation costs	(1)
Other, net	1
Total increase in O&M expenses	$4

•	Higher contractor labor costs are primarily due to storm restoration efforts and vegetation management.
•	Higher interchange costs are due to increased fixed charges.

Depreciation and Amortization — Depreciation and amortization expense increased $4.9 million, or 7.7 percent, for 2011 compared with 2010.  The increase was due to normal system expansion.

Income Taxes — Income tax expense increased $7.5 million for 2011, compared with 2010.  The increase in income tax expense was primarily due to an increase in pretax income in 2011.  The effective tax rate was 39.7 percent for 2011, compared with 37.9 percent for 2010.  The higher effective tax rate for 2011 was primarily due to increased plant-related income tax expense in 2011.

The effective tax rate for 2011 differs from the statutory federal income tax rate, primarily due to state income tax expense and the resolution of income tax audits.   The effective tax rate for 2010 differs from the statutory federal income tax rate, primarily due to state income tax expense partially offset by tax credits recognized.   See Note 5 to the consolidated financial statements for further discussion.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Derivatives, Risk Management and Market Risk

In the normal course of business, NSP-Wisconsin is exposed to a variety of market risks.  Market risk is the potential loss or gain that may occur as a result of changes in the market or fair value of a particular instrument or commodity.  All financial and commodity-related instruments, including derivatives, are subject to market risk.  See Note 8 to the consolidated financial statements for further discussion of market risks associated with derivatives.

NSP-Wisconsin is exposed to the impact of changes in price for energy and energy related products, which is partially mitigated by the use of commodity derivatives.  In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, when necessary, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral.  While NSP-Wisconsin expects that the counterparties will perform under the contracts underlying its derivatives, the contracts expose NSP-Wisconsin to some credit and nonperformance risk.  Though no material non-performance risk currently exists with the counterparties to NSP-Wisconsin’s commodity derivative contracts, distress in the financial markets may in the future impact that risk to the extent it impacts those counterparties.  Distress in the financial markets may also impact the fair value of the securities in the master pension trust, as well as NSP-Wisconsin’s ability to earn a return on short-term investments of excess cash.

Commodity Price Risk — NSP-Wisconsin is exposed to commodity price risk in its generation and retail distribution operations.  Commodity price risk is managed by entering into long- and short-term physical purchase and sales contracts for natural gas used in distribution activities.  Commodity price risk is also managed through the use of financial derivative instruments.  NSP-Wisconsin’s risk management policy allows it to manage commodity price risk within each rate-regulated operation to the extent such exposure exists.

Interest Rate Risk — NSP-Wisconsin is subject to the risk of fluctuating interest rates in the normal course of business.  NSP-Wisconsin’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At Dec. 31, 2011, a 100-basis-point change in the benchmark rate on NSP-Wisconsin’s variable rate debt would impact pretax interest expense by approximately $0.7 million annually.  See Note 8 to the consolidated financial statements for a discussion of NSP-Wisconsin’s interest rate derivatives.

Credit Risk — NSP-Wisconsin is also exposed to credit risk.  Credit risk relates to the risk of loss resulting from counterparties’ nonperformance of their contractual obligations.  NSP-Wisconsin maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2011, a 10 percent increase or decrease in prices would have an immaterial impact on credit exposure.

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

Management Report on Internal Controls Over Financial Reporting

The management of NSP-Wisconsin is responsible for establishing and maintaining adequate internal control over financial reporting.  NSP-Wisconsin’s internal control system was designed to provide reasonable assurance to Xcel Energy Inc.’s and NSP-Wisconsin’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

NSP-Wisconsin management assessed the effectiveness of NSP-Wisconsin’s internal control over financial reporting as of Dec. 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of Dec. 31, 2011, NSP-Wisconsin’s internal control over financial reporting is effective based on those criteria.

/s/ MARK E. STOERING	/s/ TERESA S. MADDEN
Mark E. Stoering	Teresa S. Madden
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer and Director
February 27, 2012	February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Northern States Power Company, a Wisconsin corporation

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Northern States Power Company, a Wisconsin corporation, and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern States Power Company, a Wisconsin corporation, and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 27, 2012

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands)

	Year Ended Dec. 31
	2011	2010	2009
Operating revenues
Electric	$755,136	$708,179	$671,703
Natural gas	119,447	118,076	131,555
Other	1,207	1,036	893
Total operating revenues	875,790	827,291	804,151

Operating expenses
Electric fuel and purchased power	420,606	399,740	377,784
Cost of natural gas sold and transported	78,208	78,176	90,318
Operating and maintenance expenses	164,323	160,824	145,748
Conservation program expenses	12,883	12,965	10,679
Depreciation and amortization	68,574	63,669	61,757
Taxes (other than income taxes)	23,688	23,096	23,284
Total operating expenses	768,282	738,470	709,570

Operating income	107,508	88,821	94,581

Other income, net	98	1,265	727
Allowance for funds used during construction — equity	1,007	2,253	1,637

Interest charges and financing costs
Interest charges — includes other financing costs of $1,713, $1,420 and $1,147, respectively	24,168	24,517	24,782
Allowance for funds used during construction — debt	(175)	(1,039)	(818)
Total interest charges and financing costs	23,993	23,478	23,964

Income before income taxes	84,620	68,861	72,981
Income taxes	33,614	26,112	25,618
Net income	$51,006	$42,749	$47,363

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended Dec. 31
	2011	2010	2009
Operating activities
Net income	$51,006	$42,749	$47,363
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	69,900	64,996	62,809
Deferred income taxes	35,610	20,714	8,725
Amortization of investment tax credits	(611)	(622)	(634)
Allowance for equity funds used during construction	(1,007)	(2,253)	(1,637)
Provision for bad debts	3,842	3,294	4,505
Net derivative losses	127	127	1,144
Changes in operating assets and liabilities:
Accounts receivable	(4,013)	15,556	(17,905)
Accrued unbilled revenues	2,911	(6,672)	(2,268)
Inventories	913	1,827	11,033
Other current assets	(1,180)	6,872	(9,019)
Accounts payable	(16,614)	(5,668)	13,344
Net regulatory assets and liabilities	10,008	(3,207)	24,706
Other current liabilities	(2,260)	1,131	(10,794)
Pension and other employee benefit obligations	(7,214)	(3,113)	(1,355)
Change in other noncurrent assets	564	867	822
Change in other noncurrent liabilities	(2,682)	5,260	1,006
Net cash provided by operating activities	139,300	141,858	131,845

Investing activities
Utility capital/construction expenditures	(140,982)	(128,933)	(105,408)
Allowance for equity funds used during construction	1,007	2,253	1,637
Other, net	(112)	2,291	5,140
Net cash used in investing activities	(140,087)	(124,389)	(98,631)

Financing activities
Proceeds from short-term borrowings, net	66,000	-	-
Proceeds from notes payable to affiliate	111,300	302,300	62,500
Repayments of notes payable to affiliates	(148,350)	(280,850)	(47,050)
Repayments of long-term debt	(96)	(95)	(66,890)
Capital contributions from parent	-	40,566	21,797
Dividends paid to parent	(32,941)	(73,868)	(34,259)
Net cash used in financing activities	(4,087)	(11,947)	(63,902)

Net change in cash and cash equivalents	(4,874)	5,522	(30,688)
Cash and cash equivalents at beginning of period	6,445	923	31,611
Cash and cash equivalents at end of period	$1,571	$6,445	$923
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(22,616)	$(22,154)	$(23,138)
Cash received (paid) for income taxes, net	1,116	4,371	(30,011)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$9,427	$3,630	$1,800

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Dec. 31
	2011	2010
Assets
Current assets
Cash and cash equivalents	$1,571	$6,445
Accounts receivable, net	51,838	51,667
Accrued unbilled revenues	48,668	51,579
Inventories	25,703	26,616
Regulatory assets	14,133	14,084
Prepaid taxes	21,841	21,097
Prepayments and other	2,991	2,555
Total current assets	166,745	174,043

Property, plant and equipment, net	1,207,698	1,130,342

Other assets
Regulatory assets	229,910	214,402
Other investments	4,148	4,036
Other	2,970	3,705
Total other assets	237,028	222,143
Total assets	$1,611,471	$1,526,528

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,286	$1,502
Short-term debt	66,000	-
Notes payable to affiliates	500	37,550
Accounts payable	30,897	35,124
Accounts payable to affiliates	23,285	36,320
Dividends payable to parent	8,107	8,441
Regulatory liabilities	16,609	10,377
Environmental liabilities	30,699	5,074
Accrued interest	6,521	6,438
Taxes accrued	1,238	867
Derivative instruments	2,514	1,787
Other	10,155	12,469
Total current liabilities	197,811	155,949

Deferred credits and other liabilities
Deferred income taxes	234,222	198,793
Deferred investment tax credits	8,499	9,110
Regulatory liabilities	119,187	117,318
Environmental liabilities	79,399	97,740
Pension and employee benefit obligations	60,328	51,592
Customer advances	15,765	17,352
Other	7,024	8,142
Total deferred credits and other liabilities	524,424	500,047

Commitments and contingencies
Capitalization
Long-term debt	368,083	367,854
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Dec. 31, 2011 and 2010, respectively	93,300	93,300
Additional paid in capital	187,071	187,071
Retained earnings	241,296	222,897
Accumulated other comprehensive loss	(514)	(590)
Total common stockholder’s equity	521,153	502,678
Total liabilities and equity	$1,611,471	$1,526,528

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME
(amounts in thousands, except share data)

	Common Stock
					Accumulated	Total
			Additional		Other	Common
			Paid In	Retained	Comprehensive	Stockholder’s
	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity
Balance at Dec. 31, 2008	933,000	$93,300	$124,708	$240,770	$(742)	$458,036
Net income				47,363		47,363
Net derivative instrument changes, net of tax of $51					76	76
Comprehensive income for 2009						47,439
Common dividends declared to parent				(34,198)		(34,198)
Contribution of capital by parent			21,797			21,797
Balance at Dec. 31, 2009	933,000	$93,300	$146,505	$253,935	$(666)	$493,074
Net income				42,749		42,749
Net derivative instrument changes, net of tax of $51					76	76
Comprehensive income for 2010						42,825
Common dividends declared to parent				(73,787)		(73,787)
Contribution of capital by parent			40,566			40,566
Balance at Dec. 31, 2010	933,000	$93,300	$187,071	$222,897	$(590)	$502,678
Net income				51,006		51,006
Net derivative instrument changes, net of tax of $51					76	76
Comprehensive income for 2011						51,082
Common dividends declared to parent				(32,607)		(32,607)
Contribution of capital by parent			-			-
Balance at Dec. 31, 2011	933,000	$93,300	$187,071	$241,296	$(514)	$521,153

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(amounts in thousands, except share and per share data)

	Dec. 31
	2011	2010
Long-Term Debt
First Mortgage Bonds, Series due:
Oct. 1, 2018, 5.25%	$150,000	$150,000
Sept. 1, 2038, 6.375%	200,000	200,000
City of La Crosse Resource Recovery Bond, Series due Nov. 1, 2021, 6% (a)	18,600	18,600
Fort McCoy System Acquisition, due Oct. 15, 2030, 7%	625	659
Other	1,892	1,954
Unamortized discount	(1,748)	(1,857)
Total	369,369	369,356
Less current maturities	1,286	1,502
Total long-term debt	$368,083	$367,854

Common Stockholder’s Equity
Common stock — 1,000,000 authorized shares of $100 par value; 933,000 shares outstanding at Dec. 31, 2011 and 2010, respectively	$93,300	$93,300
Additional paid in capital	187,071	187,071
Retained earnings	241,296	222,897
Accumulated other comprehensive loss	(514)	(590)
Total common stockholder’s equity	$521,153	$502,678

(a)	Resource recovery financing

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business and System of Accounts — NSP-Wisconsin is principally engaged in the regulated generation, transmission, distribution and sale of electricity and in the regulated purchase, transportation, distribution and sale of natural gas.  NSP-Wisconsin’s consolidated financial statements and disclosures are presented in accordance with GAAP.  All of NSP-Wisconsin’s underlying accounting records also conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions, which are the same in all material respects.

Principles of Consolidation — NSP-Wisconsin’s consolidated financial statements include its wholly-owned subsidiaries and variable interest entities for which it is the primary beneficiary.  In the consolidation process, all intercompany transactions and balances are eliminated.

NSP-Wisconsin evaluates its arrangements and contracts with other entities to determine if the other party is a variable interest entity and if so, if NSP-Wisconsin is the primary beneficiary.  NSP-Wisconsin follows accounting guidance for variable interest entities which requires consideration of the activities that most significantly impact an entity’s financial performance and power to direct those activities, when determining whether NSP-Wisconsin is a variable interest entity’s primary beneficiary.  See Note 10 for further discussion of variable interest entities.

Use of Estimates — In recording transactions and balances resulting from business operations, NSP-Wisconsin uses estimates based on the best information available.  Estimates are used for such items as plant depreciable lives, AROs, decommissioning, regulatory assets and liabilities, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs.  The recorded estimates are revised when better information becomes available or when actual amounts can be determined.  Those revisions can affect operating results.

Regulatory Accounting — NSP-Wisconsin accounts for certain income and expense items in accordance with accounting guidance for regulated operations.  Under this guidance:

•	Certain costs, which would otherwise be charged to expense or OCI, are deferred as regulatory assets based on the expected ability to recover the costs in future rates; and
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

If restructuring or other changes in the regulatory environment occur, NSP-Wisconsin may no longer be eligible to apply this accounting treatment, and may be required to eliminate such regulatory assets and liabilities from its balance sheet.  Such changes could have a material effect on NSP-Wisconsin’s financial condition, results of operations and cash flows in the period the write-offs are recorded.  See Note 11 for further discussion of regulatory assets and liabilities.

Revenue Recognition — Revenues related to the sale of energy are generally recorded when service is rendered or energy is delivered to customers.  However, the determination of the energy sales to individual customers is based on the reading of their meter, which occurs on a systematic basis throughout the month.  At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is recognized.  NSP-Wisconsin presents its revenues net of any excise or other fiduciary-type taxes or fees.

NSP-Wisconsin has various rate-adjustment mechanisms in place that currently provide for the recovery of purchased natural gas costs.  These cost-adjustment tariffs may increase or decrease the level of costs recovered through base rates and are revised periodically, for any difference between the total amount collected under the clauses and the recoverable costs incurred.  Where applicable, under governing state regulatory commission rate orders, fuel cost over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as regulatory assets.

Requests can be made for recovery of purchased electric energy or fuel for generation prospectively through the rate review process, which normally occurs every two years, or at an interim fuel cost hearing process.  Effective 2011, NSP-Wisconsin began submitting a forward looking fuel cost plan that allows for deferral of fuel cost under-collection or over-collection, subject to PSCW hearings and approval, and other requirements.  NSP-Wisconsin’s wholesale electric rate schedules include an FCA to provide for adjustments to billings and revenues for changes in the cost of fuel and purchased energy.

Conservation Programs — NSP-Wisconsin participates in and funds conservation programs in its retail jurisdictions to assist customers in conserving energy and reducing peak demand on the electric and natural gas systems.  NSP-Wisconsin recovers approved conservation program costs in base rate revenue.

Property, Plant and Equipment and Depreciation — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and applicable interest expense. The cost of plant retired is charged to accumulated depreciation and amortization. Amounts recovered in rates for future removal costs are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs are charged to expense as incurred. Maintenance and replacement of items determined to be less than units of property are charged to operating expenses as incurred. Planned major maintenance activities are charged to operating expense unless the cost represents the acquisition of an additional unit of property or the replacement of an existing unit of property.  Property, plant and equipment also includes costs associated with property held for future use.  The depreciable lives of certain plant assets are reviewed annually and revised, if appropriate.  Property, plant and equipment is tested for impairment when it is determined that the carrying value of the assets may not be recoverable.

NSP-Wisconsin records depreciation expense related to its plant using the straight-line method over the plant’s useful life. Actuarial and semi-actuarial life studies are performed on a periodic basis and submitted to the state and federal commissions for review.  Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation.  Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.6 percent for the year ended Dec. 31, 2011, and approximately 3.5 percent for the years ended Dec. 31, 2010 and 2009.

Leases — NSP-Wisconsin evaluates a variety of contracts for lease classification at inception, including rental arrangements for office space, vehicles and equipment.  Contracts determined to contain a lease because of per unit pricing that is other than fixed or market price, terms regarding the use of a particular asset, and other factors are evaluated further to determine if the arrangement is a capital lease.  See Note 10 for further discussion of leases.

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

Asset Retirement Obligations — NSP-Wisconsin records future plant removal obligations as a liability at fair value with a corresponding increase to the carrying values of the related long-lived assets in accordance with the applicable accounting guidance.  This liability will be increased over time by applying the interest method of accretion to the liability and the capitalized costs will be depreciated over the useful life of the related long-lived assets.  The recording of the obligation for regulated operations has no income statement impact due to the deferral of the amounts through the establishment of a regulatory asset and recovery in rates.

NSP-Wisconsin also recovers currently in rates certain future plant removal costs in addition to asset retirement obligations and related capitalized costs, and a regulatory liability is recognized for such future expenditures.

See Note 10 for further discussion of asset retirement obligations.

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

Due to the effects of past regulatory practices, when deferred taxes were not required to be recorded, the reversal of some temporary differences are accounted for as current income tax expense.  Investment tax credits are deferred and their benefits amortized over the book depreciable lives of the related property. Utility rate regulation also has resulted in the recognition of certain regulatory assets and liabilities related to income taxes, which are summarized in Note 11.

NSP-Wisconsin follows the applicable accounting guidance to measure and disclose uncertain tax positions that it has taken or expects to take in its income tax returns.  NSP-Wisconsin recognizes a tax position in its consolidated financial statements when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position.  Recognition of changes in uncertain tax positions are reflected as a component of income tax.
NSP-Wisconsin reports interest and penalties related to income taxes within the other income and interest charges sections in the consolidated statements of income.

Xcel Energy Inc. and its subsidiaries, including NSP-Wisconsin, file consolidated federal income tax returns as well as combined or separate state income tax returns.  Federal income taxes paid by Xcel Energy Inc., as parent of the Xcel Energy consolidated group, are allocated to Xcel Energy Inc.’s subsidiaries based on separate company computations of tax.  A similar allocation is made for state income taxes paid by Xcel Energy Inc. in connection with combined state filings. Xcel Energy Inc. also allocates its own income tax benefits to its direct subsidiaries based on the relative positive tax liabilities of the subsidiaries.

See Note 5 for further discussion of income taxes.

Types of and Accounting for Derivative Instruments — NSP-Wisconsin uses derivative instruments in connection with its utility commodity price and interest rate activities, including forward contracts, futures, swaps and options.  All derivative instruments not designated and qualifying for the normal purchases and normal sales exception, as defined by the accounting guidance for derivatives and hedging, are recorded on the consolidated balance sheets at fair value as derivative instruments.  This includes certain instruments used to mitigate market risk for the utility operations.  The classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.  Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Gains or losses on hedging transactions for natural gas purchased for resale are recorded as a component of natural gas costs and interest rate hedging transactions are recorded as a component of interest expense.  NSP-Wisconsin is allowed to recover in electric or natural gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility.

Cash Flow Hedges — Certain qualifying hedging relationships are designated as a hedge of a forecasted transaction or future cash flow (cash flow hedge).  Changes in the fair value of a derivative designated as a cash flow hedge, to the extent effective, are included in OCI, or deferred as a regulatory asset or liability based on recovery mechanisms until earnings are affected by the hedged transaction.

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

NSP-Wisconsin evaluates all of its contracts at inception to determine if they are derivatives and if they meet the normal purchases and normal sales designation requirements.  See Note 8 for further discussion of NSP-Wisconsin’s risk management and derivative activities.

Fair Value Measurements — NSP-Wisconsin presents cash equivalents, interest rate derivatives and commodity derivatives at estimated fair values in its consolidated financial statements.  Cash equivalents are recorded at cost plus accrued interest; money market funds are measured using quoted net asset values.  For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used as a primary input to establish fair value.  For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract.  In the absence of a quoted price for an identical contract in an active market, NSP-Wisconsin may use quoted prices for similar contracts, or internally prepared valuation models to determine fair value.  See Note 8 for further discussion.

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

Inventory — All inventory is recorded at average cost.

Renewable Energy Credits — RECs are marketable environmental commodities that represent proof that energy was generated from eligible renewable energy sources.  RECs are awarded upon delivery of the associated energy and can be bought and sold.  RECs are typically used as a form of measurement of compliance to RPS enacted by those states that are encouraging construction and consumption from renewable energy sources, but can also be sold separately from the energy produced.  Currently, NSP-Wisconsin acquires RECs from the generation or purchase of renewable power.  When RECs are acquired in the course of generation or purchased as a result of meeting load obligations, they are recorded as inventory at cost.  The cost of RECs that are utilized for compliance purposes is recorded as electric fuel and purchased power expense.

Emission Allowances — Emission allowances, including the annual SO2 and NOx emission allowance entitlement received at no cost from the EPA, are recorded at cost plus associated broker commission fees.  NSP-Wisconsin follows the inventory accounting model for all emission allowances.  The sales of emission allowances are included in electric utility operating revenues and the operating activities section of the consolidated statements of cash flows.

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

Estimated remediation costs, excluding inflationary increases, are recorded.  The estimates are based on experience, an assessment of the current situation and the technology currently available for use in the remediation.  The recorded costs are regularly adjusted as estimates are revised and remediation proceeds.  If other participating PRPs exist and acknowledge their potential involvement with a site, costs are estimated and recorded only for NSP-Wisconsin’s expected share of the cost.  Any future costs of restoring sites where operation may extend indefinitely are treated as a capitalized cost of plant retirement.  The depreciation expense levels recoverable in rates include a provision for removal expenses, which may include final remediation costs.  Removal costs recovered in rates are classified as a regulatory liability.

See Note 10 for further discussion of environmental costs.

Benefit Plans and Other Postretirement Benefits — NSP-Wisconsin maintains pension and postretirement benefit plans for eligible employees.  Recognizing the cost of providing benefits and measuring the projected benefit obligation of these plans under applicable accounting guidance requires management to make various assumptions and estimates.

Based on regulatory recovery mechanisms, certain unrecognized actuarial gains and losses and unrecognized prior service costs or credits are recorded as regulatory assets and liabilities, rather than OCI.  See Note 6 for further discussion of benefit plans and other postretirement benefits.

Guarantees — NSP-Wisconsin recognizes, upon issuance or modification of a guarantee, a liability for the fair market value of the obligation that has been assumed in issuing the guarantee.  This liability includes consideration of specific triggering events and other conditions which may modify the ongoing obligation to perform under the guarantee.

The obligation recognized is reduced over the term of the guarantee as NSP-Wisconsin is released from risk under the guarantee.  See Note 10 for specific details of issued guarantees.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation. Changes in pension and other employee benefit obligations were reclassified as a separate item from changes in other noncurrent liabilities within the consolidated statements of cash flows.  These reclassifications did not have an impact on net cash provided by operating activities.

Subsequent Events — Management has evaluated the impact of events occurring after Dec. 31, 2011 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.

2.	Accounting Pronouncements

Recently Adopted

Multiemployer Plans — In September 2011, the FASB issued Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan (ASU No. 2011-09), which updates the Codification to require certain disclosures about an entity’s involvement with multiemployer pension and other postretirement benefit plans.  These updates do not affect recognition and measurement guidance for an employer’s participation in multiemployer plans, but rather require additional disclosure such as the nature of multiemployer plans and the employer’s participation, contributions to the plans and details regarding any significant plans.  These updates to the Codification are effective for annual periods ending after Dec. 15, 2011.  NSP-Wisconsin implemented the annual disclosure guidance effective Jan. 1, 2011, and the implementation did not have a material impact on its consolidated financial statements.  For further information and required disclosures, see Note 6.

Recently Issued

Fair Value Measurement — In May 2011, the FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04), which provides additional guidance for fair value measurements.  These updates to the Codification include clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity.  These updates to the Codification are effective for interim and annual periods beginning after Dec. 15, 2011.  NSP-Wisconsin does not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of OCI and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income.  These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income.  These updates to the Codification are effective for interim and annual periods beginning after Dec. 15, 2011.  NSP-Wisconsin does not expect the implementation of this presentation guidance to have a material impact on its consolidated financial statements.

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which updates the Codification to require disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  These updates to the disclosure requirements of the Codification do not affect the presentation of amounts in the consolidated balance sheets, and are effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those periods.  NSP-Wisconsin does not expect the implementation of this disclosure guidance to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2011	Dec. 31, 2010
Accounts receivable, net (a)
Accounts receivable	$56,604	$55,929
Less allowance for bad debts	(4,766)	(4,262)
	$51,838	$51,667
Inventories
Materials and supplies	$5,838	$5,564
Fuel	9,335	10,819
Natural gas	10,530	10,233
	$25,703	$26,616

(a)	Accounts receivable, net includes $3 due from affiliates as of Dec. 31, 2010.

(Thousands of Dollars)	Dec. 31, 2011	Dec. 31, 2010
Property, plant and equipment, net
Electric plant	$1,684,537	$1,590,713
Natural gas plant	213,665	199,224
Common and other property	113,597	123,793
Construction work in progress	54,627	42,874
Total property, plant and equipment	2,066,426	1,956,604
Less accumulated depreciation	(858,728)	(826,262)
	$1,207,698	$1,130,342

4.	Borrowings and Other Financing Instruments

Short-Term Borrowings

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

Commercial Paper — The following table presents commercial paper outstanding for NSP-Wisconsin under the new commercial paper program:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2011	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$150	$150
Amount outstanding at period end	66	66
Average amount outstanding	37	24
Maximum amount outstanding	70	70
Weighted average interest rate, computed on a daily basis	0.39%	0.37%
Weighted average interest rate at end of period	0.46	0.46

Credit Facilities — In order to use its commercial paper program to fulfill short-term funding needs, NSP-Wisconsin must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under this credit agreement.

During 2011, NSP-Wisconsin executed a new four-year credit agreement.  The total size of the credit facility is $150 million and terminates in March 2015. NSP-Wisconsin has the right to request an extension of the revolving termination date for two additional one-year periods, subject to majority bank group approval.

The credit facility provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.  Other features of NSP-Wisconsin’s credit facility include:

•
The credit facility has a financial covenant requiring that NSP-Wisconsin’s debt-to-total capitalization ratio be less than or equal to 65 percent.  NSP-Wisconsin was in compliance as its debt-to-total capitalization ratio was 50 percent at Dec. 31, 2011.  If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

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

•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the line of credit at a range of 10 to 35 basis points per year.

At Dec. 31, 2011, NSP-Wisconsin had the following committed credit facility available (in millions):

Credit Facility	Drawn (a)	Available
$150.0	$66.0	$84.0

(a)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  NSP-Wisconsin had no direct advances on the credit facility outstanding at Dec. 31, 2011.

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At Dec. 31, 2011 and 2010, there were no letters of credit outstanding.

Intercompany Borrowing Arrangement — Prior to entering into its credit facility, NSP-Wisconsin had an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate.  The borrowing arrangement terminated in the first quarter 2011, during which time there were no borrowings.  The following table presents the intercompany borrowing arrangement with NSP-Minnesota at Dec. 31, 2010 and Dec. 31, 2009:

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2010	Twelve Months Ended Dec. 31, 2009
Borrowing limit	$100	$100
Amount outstanding at period end	37	16
Average amount outstanding	11	1
Maximum amount outstanding	59	25
Weighted average interest rate, computed on a daily basis	0.33%	0.60%
Weighted average interest rate at end of period	0.38	0.36

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

Amounts in Millions, Except Interest Rates)	Dec. 31, 2011	Dec. 31, 2010
Notes payable to affiliates	$0.5	$0.6
Weighted average interest rate	0.46%	0.36%

Long-Term Borrowings and Other Financing Instruments

Generally, all real and personal property of NSP-Wisconsin is subject to the liens of its first mortgage indentures.  Additionally, debt premiums, discounts and expenses are amortized over the life of the related debt.  The premiums, discounts and expenses associated with refinanced debt are deferred and amortized over the life of the related new issuance, in accordance with regulatory guidelines.

During the next five years, NSP-Wisconsin has long-term debt maturities of $1.3 million due in 2012.

Deferred Financing Costs — Other assets included deferred financing costs of approximately $2.6 million and $2.7 million, net of amortization, at Dec. 31, 2011 and 2010, respectively.  NSP-Wisconsin is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend Restrictions — NSP-Wisconsin’s dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

NSP-Wisconsin shall not pay dividends if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level of 52.5 percent.  NSP-Wisconsin’s calendar year average equity-to-total capitalization ratio was 55.1 percent at Dec. 31, 2011.

5.	Income Taxes

Medicare Part D Subsidy Reimbursements — In March 2010, the Patient Protection and Affordable Care Act was signed into law.  The law includes provisions to generate tax revenue to help offset the cost of the new legislation.  One of these provisions reduces the deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage, beginning in 2013.  Based on this provision, NSP-Wisconsin became subject to additional taxes and was required to reverse previously recorded tax benefits in the period of enactment.  NSP-Wisconsin expensed approximately $0.7 million of previously recognized tax benefits relating to Medicare Part D subsidies during the first quarter of 2010.  NSP-Wisconsin does not expect the $0.7 million of additional tax expense to recur in future periods.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expired in September 2011.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expires in September 2012.  The IRS commenced an examination of tax years 2008 and 2009 in the third quarter of 2010.   In December 2011, Xcel Energy finalized the Revenue Agent Report and signed the Waiver of Assessment for tax years 2008 and 2009.  The total assessment for these tax years was $1.4 million, including tax and interest.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2011, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2007.  As of Dec. 31, 2011, there were no state income tax audits in progress.

Unrecognized Tax Benefits —The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR.  In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the ETR but would accelerate the payment of cash to the taxing authority to an earlier period.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Dec. 31, 2011	Dec. 31, 2010
Unrecognized tax benefit - Permanent tax positions	$-	$0.2
Unrecognized tax benefit - Temporary tax positions	1.5	1.7
Unrecognized tax benefit balance	$1.5	$1.9

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2011	2010	2009
Balance at Jan. 1	$1.9	$1.2	$1.5
Additions based on tax positions related to the current year	0.6	0.7	0.6
Reductions based on tax positions related to the current year	(0.1)	-	(0.1)
Additions for tax positions of prior years	0.7	0.1	0.3
Reductions for tax positions of prior years	(0.3)	(0.1)	(0.1)
Settlements with taxing authorities	(1.2)	-	(1.0)
Lapse of applicable statutes of limitations	(0.1)	-	-
Balance at Dec. 31	$1.5	$1.9	$1.2

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryfowards are as follows:

(Millions of Dollars)	Dec. 31, 2011	Dec. 31, 2010
NOL and tax credit carryforwards	$(1.1)	$(0.1)

The decrease in the unrecognized tax benefit balance of $0.4 million in 2011 was due to the resolution of certain federal audit matters, partially offset by an increase due to the addition of uncertain tax positions related to current and prior years’ activity.  NSP-Wisconsin’s amount of unrecognized tax benefits could change in the next 12 months as the IRS and state audits resume. At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.  However, NSP-Wisconsin does not anticipate total unrecognized tax benefits will significantly change within the next 12 months.

The payable for interest related to unrecognized tax benefits is offset by the interest benefit associated with NOL and tax credit carryforwards.  A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits is as follows:

(Millions of Dollars)	2011	2010	2009
Payable for interest related to unrecognized tax benefits at Jan. 1	$(0.1)	$-	$(0.1)
Interest income (expense) related to unrecognized tax benefits	0.1	(0.1)	0.1
Payable for interest related to unrecognized tax benefits at Dec. 31	$-	$(0.1)	$-

No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2011, 2010 or 2009.

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset.  NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2011	2010
Federal NOL carryforward	$59.3	$10.9
Federal tax credit carryforwards	8.0	7.9
State NOL carryforward	3.5	3.1
Valuation allowances for state NOL carryforward	-	(3.1)

The federal carryforward periods expire between 2021 and 2031.  The state carryforward periods expire in 2031.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.  The following reconciles such differences for the years ending Dec. 31:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	3.7	4.1	1.5
Resolution of income tax audits and other	1.5	(0.2)	0.5
Regulatory differences — utility plant items	0.5	(0.7)	(0.6)
Tax credits recognized, net of federal income tax expense	(0.9)	(1.1)	(1.1)
Change in unrecognized tax benefits	(0.2)	-	-
Life insurance policies	-	(0.2)	(0.1)
Previously recognized Medicare Part D subsidies	-	1.0	-
Other, net	0.1	-	(0.1)
Effective income tax rate	39.7%	37.9%	35.1%

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2011	2010	2009
Current federal tax (benefit) expense	$(1,540)	$3,754	$16,713
Current state tax expense	1,573	1,536	1,236
Current change in unrecognized tax (benefit) expense	(1,418)	730	(422)
Deferred federal tax expense	30,377	19,254	8,412
Deferred state tax expense	4,105	2,288	78
Deferred change in unrecognized tax expense (benefit)	1,254	(707)	400
Deferred tax credits	(126)	(121)	(165)
Deferred investment tax credits	(611)	(622)	(634)
Total income tax expense	$33,614	$26,112	$25,618

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2011	2010	2009
Deferred tax expense excluding items below	$34,017	$20,987	$8,091
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	1,644	(222)	685
Tax expense allocated to other comprehensive income	(51)	(51)	(51)
Deferred tax expense	$35,610	$20,714	$8,725

The components of the net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

(Thousands of Dollars)	2011	2010
Deferred tax liabilities:
Difference between book and tax bases of property	$241,003	$200,222
Regulatory assets	52,131	50,286
Employee benefits	21,013	15,972
Other	9,328	8,676
Total deferred tax liabilities	$323,475	$275,156

Deferred tax assets:
Environmental remediation	$44,154	$41,227
NOL carryforward	22,318	4,836
Tax credit carryforward	7,998	7,870
Regulatory liabilities	6,222	10,077
Deferred investment tax credits	5,705	6,054
Other	2,403	4,434
Total deferred tax assets	$88,800	$74,498
Net deferred tax liability	$234,675	$200,658

6.	Benefit Plans and Other Postretirement Benefits

Consistent with the process for rate recovery of pension and postretirement benefits for its employees, NSP-Wisconsin accounts for its participation in, and related costs of, pension and other postretirement benefit plans sponsored by Xcel Energy Inc. as multiple employer plans.  NSP-Wisconsin is responsible for its share of cash contributions, plan costs and obligations and is entitled to its share of plan assets; accordingly, NSP-Wisconsin accounts for its pro rata share of these plans, including pension expense and contributions, resulting in accounting consistent with that of a single employer plan exclusively for NSP-Wisconsin employees.

Xcel Energy, which includes NSP-Wisconsin, offers various benefit plans to its employees.  Approximately 71 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements.  At Dec. 31, 2011, NSP-Wisconsin had 405 bargaining employees covered under a collective-bargaining agreement, which expires at the end of 2013.

The plans invest in various instruments which are disclosed under the accounting guidance for fair value measurements which establishes a hierarchal framework for disclosing the observability of the inputs utilized in measuring fair value.  The three levels in the hierarchy and examples of each level are as follows:

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

Level 3 — Significant inputs to pricing have little or no observability as of the reporting date.  The types of assets included in Level 3 are those with inputs requiring significant management judgment or estimation, such as private equity investments and real estate investments, for which the measurement of net asset value requires significant use of unobservable inputs when determining the fair value of the underlying fund investments, including equity in non-publicly traded entities and real estate properties.

Pension Benefits

Xcel Energy, which includes NSP-Wisconsin, has several noncontributory, defined benefit pension plans that cover almost all employees.  Benefits are based on a combination of years of service, the employee’s average pay and social security benefits.  Xcel Energy Inc.’s and NSP-Wisconsin’s policy is to fully fund into an external trust the actuarially determined pension costs recognized for ratemaking and financial reporting purposes, subject to the limitations of applicable employee benefit and tax laws.

Xcel Energy Inc. and NSP-Wisconsin base the investment-return assumption on expected long-term performance for each of the investment types included in the pension asset portfolio and consider the actual historical returns achieved by its asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts.  The pension cost determination assumes a forecasted mix of investment types over the long term.  Investment returns in 2011 were below the assumed level of 8.00 percent.  Investment returns in 2010 were above the assumed level of 8.00 percent while returns in 2009 were below the assumed level of 8.50 percent.  Xcel Energy Inc. and NSP-Wisconsin continually review pension assumptions.  In 2012, NSP-Wisconsin’s estimated investment-return assumption is 7.50 percent.

The assets are invested in a portfolio according to Xcel Energy Inc.’s and NSP-Wisconsin’s return, liquidity and diversification objectives to provide a source of funding for plan obligations and minimize the necessity of contributions to the plan, within appropriate levels of risk.  The principal mechanism for achieving these objectives is the projected allocation of assets to selected asset classes, given the long-term risk, return, and liquidity characteristics of each particular asset class.  There were no significant concentrations of risk in any particular industry, index, or entity; however, as NSP-Wisconsin has experienced in recent years, unusual market volatility can impact even well-diversified portfolios and significantly affect the return levels achieved by pension assets in any year.

The following table presents the target pension asset allocations for NSP-Wisconsin:

	2011	2010
Domestic and international equity securities	31%	31%
Long-duration fixed income securities	26	28
Short-to-intermediate term fixed income securities	14	12
Alternative investments	26	22
Cash	3	7
Total	100%	100%

The ongoing investment strategy is based on plan-specific investment recommendations that seek to minimize potential investment and interest rate risk as a plan’s funded status increases over time. The investment recommendations result in a greater percentage of long-duration fixed income securities being allocated to specific plans having relatively higher funded status ratios, and a greater percentage of growth assets being allocated to plans having relatively lower funded status ratios. The aggregate projected asset allocation presented in the table above for the master pension trust results from the plan-specific strategies.

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, NSP-Wisconsin’s pension plan assets that are measured at fair value as of Dec. 31, 2011 and 2010:

	Dec. 31, 2011
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,604	$-	$-	$6,604
Derivatives	-	296	-	296
Government securities	-	7,578	-	7,578
Corporate bonds	-	25,454	-	25,454
Asset-backed securities	-	-	1,578	1,578
Mortgage-backed securities	-	-	3,781	3,781
Common stock	3,693	-	-	3,693
Private equity investments	-	-	8,440	8,440
Commingled funds	-	64,520	-	64,520
Real estate	-	-	2,008	2,008
Securities lending collateral obligation and other	-	(2,604)	-	(2,604)
Total	$10,297	$95,244	$15,807	$121,348

	Dec. 31, 2010
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$11,308	$-	$-	$11,308
Derivatives	-	415	-	415
Government securities	-	6,793	-	6,793
Corporate bonds	-	26,570	-	26,570
Asset-backed securities	-	-	1,367	1,367
Mortgage-backed securities	-	-	5,984	5,984
Common stock	6,893	-	-	6,893
Private equity investments	-	-	6,704	6,704
Commingled funds	-	57,827	-	57,827
Real estate	-	-	3,746	3,746
Securities lending collateral obligation and other	-	(4,066)	-	(4,066)
Total	$18,201	$87,539	$17,801	$123,541

The following tables present the changes in NSP-Wisconsin’s Level 3 pension plan assets for the years ended Dec. 31, 2011, 2010 and 2009:

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2011	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2011
Asset-backed securities	$1,367	$121	$(125)	$215	$1,578
Mortgage-backed securities	5,984	55	(295)	(1,963)	3,781
Real estate	3,746	(34)	1,002	(2,706)	2,008
Private equity investments	6,704	210	648	878	8,440
Total	$17,801	$352	$1,230	$(3,576)	$15,807

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2010	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2010
Asset-backed securities	$2,357	$173	$(140)	$(1,023)	$1,367
Mortgage-backed securities	7,280	707	(717)	(1,286)	5,984
Real estate	3,294	(2)	288	166	3,746
Private equity investments	4,053	(55)	809	1,897	6,704
Total	$16,984	$823	$240	$(246)	$17,801

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2009	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2009
Asset-backed securities	$3,986	$117	$2,327	$(4,073)	$2,357
Mortgage-backed securities	8,579	273	5,156	(6,728)	7,280
Real estate	5,627	(28)	(2,117)	(188)	3,294
Private equity investments	4,172	-	(889)	770	4,053
Total	$22,364	$362	$4,477	$(10,219)	$16,984

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for NSP-Wisconsin is presented in the following table:

(Thousands of Dollars)	2011	2010
Accumulated Benefit Obligation at Dec. 31	$150,405	$143,202

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$154,147	$141,079
Service cost	4,271	4,260
Interest cost	8,031	8,311
Plan amendments	-	2,665
Actuarial loss	7,430	10,052
Benefit payments	(14,113)	(12,220)
Obligation at Dec. 31	$159,766	$154,147
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$123,541	$117,073
Actual return on plan assets	5,474	15,602
Employer contributions	6,446	3,086
Benefit payments	(14,113)	(12,220)
Fair value of plan assets at Dec. 31	$121,348	$123,541

Funded Status of Plans at Dec. 31:
Funded status (a)	$(38,418)	$(30,606)

(a)	Amounts are recognized in noncurrent liabilities on NSP-Wisconsin’s consolidated balance sheet.

(Thousands of Dollars)	2011	2010
NSP-Wisconsin Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$89,730	$80,360
Prior service cost	4,061	5,956
Total	$93,791	$86,316
Amounts Related to the Funded Status of the Plans Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$7,530	$5,768
Noncurrent regulatory assets	86,261	80,548
Total	$93,791	$86,316

Measurement Date	Dec. 31, 2011	Dec. 31, 2010

Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	5.00%	5.50%
Expected average long-term increase in compensation level	4.00	4.00
Mortality table	RP 2000	RP 2000

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations.  These regulations did not require cash funding for 2008 through 2010 for Xcel Energy’s pension plans.  Required contributions were made in 2011 and 2012 to meet minimum funding requirements.

The Pension Protection Act changed the minimum funding requirements for defined benefit pension plans beginning in 2008.  The following are the pension funding contributions, both voluntary and required, made by Xcel Energy for 2010 through 2012:

•	In January 2012, contributions of $190.5 million were made across four of Xcel Energy’s pension plans, of which $12.3 million was attributable to NSP-Wisconsin;
•	In 2011, contributions of $137.3 million were made across three of Xcel Energy’s pension plans, of which $6.4 million was attributable to NSP-Wisconsin;
•	In 2010, contributions of $34 million were made to the Xcel Energy Pension Plan, of which $3.1 million was attributable to NSP-Wisconsin.
•	For future years, we anticipate contributions will be made as necessary.

Plan Amendments — No amendments occurred during 2011 to the Xcel Energy pension plans.

Benefit Costs — The components of NSP-Wisconsin’s net periodic pension cost were:

(Thousands of Dollars)	2011	2010	2009
Service cost	$4,271	$4,260	$3,736
Interest cost	8,031	8,311	8,304
Expected return on plan assets	(11,484)	(11,800)	(13,110)
Amortization of prior service cost	1,895	1,629	1,629
Amortization of net loss	4,070	2,463	-
Net periodic pension cost	$6,783	$4,863	$559

Significant Assumptions Used to Measure Costs:
Discount rate	5.50%	6.00%	6.75%
Expected average long-term increase in compensation level	4.00	4.00	4.00
Expected average long-term rate of return on assets	8.00	8.00	8.50

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy, Inc., costs are allocated to NSP-Wisconsin based on Xcel Energy Services Inc. employees’ labor costs.  Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan.  The return assumption used for 2012 pension cost calculations will be 7.50 percent.  The cost calculation uses a market-related valuation of pension assets.  Xcel Energy, including NSP-Wisconsin, uses a calculated value method to determine the market-related value of the plan assets.  The market-related value begins with the fair market value of assets as of the beginning of the year.  The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year.  As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Xcel Energy, which includes NSP-Wisconsin, also maintains noncontributory, defined benefit supplemental retirement income plans for certain qualifying executive personnel.  Benefits for these unfunded plans are paid out of operating cash flows.

Defined Contribution Plans

Xcel Energy Inc. and NSP-Wisconsin maintain 401(k) and other defined contribution plans that cover substantially all employees.  The contributions for NSP-Wisconsin were approximately $1.1 million in 2011, $1.0 million in 2010 and $0.9 million in 2009.

Postretirement Health Care Benefits

Xcel Energy, which includes NSP-Wisconsin, has a contributory health and welfare benefit plan that provides health care and death benefits to certain Xcel Energy retirees.  The former NSP discontinued contributing toward health care benefits for nonbargaining employees retiring after 1998 and for bargaining employees of NSP-Minnesota and NSP-Wisconsin who retired after 1999.

In 1993, Xcel Energy Inc. and NSP-Wisconsin adopted accounting guidance regarding other non-pension postretirement benefits and elected to amortize the unrecognized APBO on a straight-line basis over 20 years.

Regulatory agencies for nearly all retail and wholesale utility customers have allowed rate recovery of accrued postretirement benefit costs.

Plan Assets — Certain state agencies that regulate Xcel Energy Inc.’s utility subsidiaries also have issued guidelines related to the funding of postretirement benefit costs.  Also, a portion of the assets contributed on behalf of non-bargaining retirees has been funded into a sub-account of the Xcel Energy pension plans.  These assets are invested in a manner consistent with the investment strategy for the pension plan.

Xcel Energy Inc. and NSP-Wisconsin base investment-return assumption for the postretirement health care fund assets on expected long-term performance for each of the investment types included in the asset portfolio.  The assets are invested in a portfolio according to Xcel Energy Inc.’s and NSP-Wisconsin’s return, correlation, liquidity and diversification objectives to provide a source of funding for plan obligations and minimize the necessity of contributions to the plan, within appropriate levels of risk.  The principal mechanism for achieving these objectives is the projected allocation of assets to selected asset classes, given the long-term risk, return, and liquidity characteristics of each particular asset class.  There were no significant concentrations of risk in any particular industry, index, or entity.  Investment-return volatility is not considered to be a material factor in postretirement health care costs.

The following tables present, for each of the fair value hierarchy levels, NSP-Wisconsin’s postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2011 and 2010:

	Dec. 31, 2011
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$101	$-	$-	$101
Derivatives	-	23	-	23
Government securities	-	116	-	116
Corporate bonds	-	108	-	108
Asset-backed securities	-	-	14	14
Mortgage-backed securities	-	-	48	48
Preferred stock	-	1	-	1
Commingled funds	-	355	-	355
Securities lending collateral obligation and other	-	(20)	-	(20)
Total	$101	$583	$62	$746

	Dec. 31, 2010
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$351	$-	$-	$351
Derivatives	-	32	-	32
Government securities	-	8	-	8
Corporate bonds	-	166	-	166
Asset-backed securities	-	-	6	6
Mortgage-backed securities	-	-	45	45
Preferred stock	-	1	-	1
Commingled funds	-	242	-	242
Securities lending collateral obligation and other	-	141	-	141
Total	$351	$590	$51	$992

The following tables present the changes in NSP-Wisconsin’s Level 3 postretirement benefit plan assets for the years ended Dec. 31, 2011, 2010 and 2009:

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2011	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2011
Asset-backed securities	$6	$-	$(2)	$10	$14
Mortgage-backed securities	45	(3)	6	-	48

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2010	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2010
Asset-backed securities	$30	$(1)	$4	$(27)	$6
Mortgage-backed securities	168	(2)	16	(137)	45

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2009	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2009
Asset-backed securities	$83	$-	$16	$(69)	$30
Mortgage-backed securities	665	3	63	(563)	168

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for NSP-Wisconsin is presented in the following table:

(Thousands of Dollars)	2011	2010
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$20,753	$21,303
Service cost	17	15
Interest cost	1,144	1,234
Medicare subsidy reimbursements	180	296
ERRP proceeds shared with retirees	298	-
Plan participants’ contributions	1,059	944
Actuarial loss	2,425	832
Benefit payments	(3,749)	(3,871)
Obligation at Dec. 31	$22,127	$20,753

(Thousands of Dollars)	2011	2010
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$992	$1,376
Actual (loss) return on plan assets	(1)	30
Plan participants’ contributions	1,059	944
Employer contributions	2,445	2,513
Benefit payments	(3,749)	(3,871)
Fair value of plan assets at Dec. 31	$746	$992

Funded Status of Plans at Dec. 31:
Funded status	$(21,381)	$(19,761)
Current liabilities	(1,281)	(1,028)
Noncurrent liabilities	(20,100)	(18,733)
Net postretirement amounts recognized on consolidated balance sheets	$(21,381)	$(19,761)

NSP-Wisconsin Amounts Not Yet Recognized as Components of Net Periodic Cost:
Net loss	$12,683	$10,612
Prior service credit	(112)	(126)
Transition obligation	172	343
Total	$12,743	$10,829

Amounts Related to the Funded Status of the Plans Have Been Recorded as
Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$697	$506
Noncurrent regulatory assets	12,046	10,323
Total	$12,743	$10,829

Measurement Date	Dec. 31, 2011	Dec. 31, 2010

Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	5.00%	5.50%
Mortality table	RP 2000	RP 2000
Health care costs trend rate - initial	6.31%	6.50%

Effective Dec. 31, 2011, the ultimate trend assumption remained unchanged at 5.0 percent.  The period until the ultimate rate is reached remained unchanged at eight years.  Xcel Energy Inc. and NSP-Wisconsin base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A 1-percent change in the assumed health care cost trend rate would have the following effects on NSP-Wisconsin:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$2,270	$(1,857)
Service and interest components	139	(110)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans.  Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously.  Xcel Energy, which includes NSP-Wisconsin, contributed $49.0 million and $48.4 million during 2011 and 2010, of which $2.4 million and $2.5 million were attributable to NSP-Wisconsin.  Xcel Energy expects to contribute approximately $39.1 million during 2012, of which $2.0 million is attributable to NSP-Wisconsin.

Plan Amendments — No amendments affecting NSP-Wisconsin occurred during 2011 to the Xcel Energy health and welfare benefit plan.

Benefit Costs — The components of NSP-Wisconsin’s net periodic postretirement benefit cost were:

(Thousands of Dollars)	2011	2010	2009
Service cost	$17	$15	$16
Interest cost	1,144	1,234	1,507
Expected return on plan assets	(74)	(103)	(158)
Amortization of transition obligation	171	171	171
Amortization of prior service cost	(14)	(14)	-
Amortization of net loss	366	342	590
Net periodic postretirement benefit cost	$1,610	$1,645	$2,126

Significant Assumptions Used to Measure Costs:
Discount rate	5.50%	6.00%	6.75%
Expected average long-term rate of return on assets (before tax)	7.50	7.50	7.50

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy, Inc., costs are allocated to NSP-Wisconsin based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments

The following table lists NSP-Wisconsin’s projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2012	$14,547	$2,302	$311	$1,991
2013	13,777	2,278	318	1,960
2014	15,129	2,187	327	1,860
2015	15,878	2,172	333	1,839
2016	14,875	2,136	337	1,799
2017-2021	69,394	9,658	1,661	7,997

Multiemployer Plans

NSP-Wisconsin contributes to several union multiemployer pension plans, none of which are individually significant.  These plans provide pension benefits to certain union employees, including electrical workers, and other construction and facilities workers who may perform services for more than one employer during a given period and do not participate in the NSP-Wisconsin sponsored pension plans.  Contributing to these types of plans creates risk that differs from providing benefits under NSP-Wisconsin sponsored plans, in that if another participating employer ceases to contribute to a multiemployer plan, additional unfunded obligations may need to be funded over time by remaining participating employers.

Contributions to multiemployer plans were as follows for the years ended Dec. 31, 2011, 2010 and 2009.  There were no significant changes to the nature or magnitude of the participation of NSP-Wisconsin in multiemployer plans for the years presented:

(Thousands of Dollars)	2011	2010	2009
Multiemployer plan contributions:
Pension	$169	$170	$116
Total	$169	$170	$116

7.	Other Income, Net

Other income (expense), net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2011	2010	2009
Interest income	$324	$1,190	$1,186
Other nonoperating income	67	459	107
Life insurance policy expense	(283)	(384)	(566)
Other nonoperating expense	(10)	-	-
Other income, net	$98	$1,265	$727

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

Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date.  The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with discounted cash flow or option pricing models using highly observable inputs.

Level 3 — Significant inputs to pricing have little or no observability as of the reporting date.  The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted net asset values.

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

At Dec. 31, 2011, accumulated other comprehensive losses related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged transactions impact earnings.  Accumulated other comprehensive losses related to interest rate derivatives reclassified into earnings during the years ended Dec. 31, 2011 and Dec. 31, 2010 were $0.1 million.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive losses, included in the consolidated statements of common stockholder’s equity and comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2011	2010	2009
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(590)	$(666)	$(742)
After-tax net realized losses on derivative transactions reclassified into earnings	76	76	76
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(514)	$(590)	$(666)

Commodity Derivatives — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, including the sale of natural gas or the purchase of natural gas for resale.

At Dec. 31, 2011, NSP-Wisconsin had no commodity derivative contracts designated as cash flow hedges.  However, as of Dec. 31, 2011, NPS-Wisconsin has entered into derivative instruments that mitigate commodity price risk on behalf of natural gas customers but are not designated as qualifying hedging instruments.  Changes in the fair value of these commodity derivative instruments are deferred as a regulatory asset or liability based on commission approved regulatory recovery mechanisms.

The following table details the gross notional amounts of commodity forwards at Dec. 31, 2011 and Dec. 31, 2010:

(Amounts in Thousands) (a)	Dec. 31, 2011	Dec. 31, 2010
MMBtu of natural gas	1,393	2,242

(a)	Amounts are not reflective of net positions in the underlying commodities

During the years ended Dec. 31, 2011 and Dec. 31, 2010, changes in the fair value of natural gas commodity derivatives resulted in net losses of $3.6 million and $3.4 million, respectively, recognized as regulatory assets and liabilities.

Natural gas commodity derivatives settlement losses of $2.9 million and $1.1 million were recognized during the years ended Dec. 31, 2011 and Dec. 31, 2010, respectively, and were subject to purchased natural gas cost recovery mechanisms, which reclassify derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2011 and Dec. 31, 2010.

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

Certain of NSP-Wisconsin’s derivative instruments are subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Wisconsin’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  As of Dec. 31, 2011 and Dec. 31, 2010, NSP-Wisconsin had no collateral posted related to adequate assurance clauses in derivative contracts.

Recurring Fair Value Measurements

The following tables present, for each of the hierarchy levels, NSP-Wisconsin’s assets and liabilities that are measured at fair value on a recurring basis:

	Dec. 31, 2011
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (a)	Total
Current derivative liabilities
Natural gas commodity	$418	$2,096	$-	$2,514	$-	$2,514

	Dec. 31, 2010
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (a)	Total
Current derivative liabilities
Natural gas commodity	$-	$1,800	$-	$1,800	$(13)	$1,787

(a)
The accounting guidance for derivatives and hedging permits the netting of receivables and payables for derivatives and related collateral amounts when a legally enforceable master netting agreement exists between NSP-Wisconsin and a counterparty.  A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

Fair Value of Long-Term Debt

As of Dec. 31, 2011 and 2010, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2011		2010
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$369,369	$474,356	$369,356	$416,587

The fair value of NSP-Wisconsin’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates for debt of the same remaining maturities and credit quality.  The fair value estimates presented are based on information available to management as of Dec. 31, 2011 and 2010.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair values may differ significantly.

9.	Rate Matters

Recently Concluded Regulatory Proceedings — PSCW

Base Rate

NSP-Wisconsin 2011 Electric and Gas Rate Case — In June 2011, NSP-Wisconsin filed a request with the PSCW to increase electric rates approximately $29.2 million, or 5.1 percent and natural gas rates approximately $8.0 million, or 6.6 percent effective Jan. 1, 2012.  The rate filing is based on a 2012 forecast test year and includes a requested ROE of 10.75 percent, an equity ratio of 52.54 percent, an electric rate base of approximately $718 million and a natural gas rate base of $84 million.

In December 2011, the PSCW approved an electric rate increase of approximately $12.2 million or 2.1 percent, and a natural gas rate increase of $2.9 million or 2.4 percent, with new rates effective Jan. 1, 2012.  The primary reason for the natural gas rate reduction from the original request was the PSCW decision to deny NSP-Wisconsin’s proposal to pre-collect certain manufactured gas plant remediation costs.  The primary reasons for the electric rate reduction were updated 2012 electric fuel costs and the delays in the Monticello nuclear plant extended life cycle management and power uprate project.  The rate increases were based on a 10.4 percent ROE and an equity ratio of 52.59 percent.

10.	Commitments and Contingent Liabilities

Commitments

Capital Commitments — NSP-Wisconsin has made commitments in connection with a portion of its projected capital expenditures.  NSP-Wisconsin’s capital commitments primarily relate to one major project, CapX2020.

CapX2020 — CapX2020 is an alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest, including Xcel Energy that have proposed several groups of transmission projects to be complete by 2020.  Group 1 project investments consist of four transmission lines.  Major construction began in 2010 on the Group 1 transmission lines with an expected completion date in 2015.  NSP System’s investment depends on the routes and configurations approved by affected state commissions.  The remainder of the costs will be born by other utilities in the upper Midwest.

Fuel Contracts — NSP-Wisconsin has contracts providing for the purchase and delivery of a significant portion of its current coal and natural gas requirements.  These contracts expire in various years between 2012 and 2029.  In addition, NSP-Wisconsin is required to pay additional amounts depending on actual quantities shipped under these agreements.  As NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers, NSP-Wisconsin may seek deferred accounting treatment and future rate recovery of increased costs due to an emergency event, if that event causes fuel costs to exceed the amount included in rates on an annual basis by more than 2 percent.

The estimated minimum purchases for NSP-Wisconsin under these contracts as of Dec. 31, 2011 are as follows:

(Millions of Dollars)	Dec. 31, 2011
Coal (a)	$22
Nuclear fuel (a)	8
Natural gas storage and transportation (a)	86

(a)	Excludes additional amounts allocated to NSP-Wisconsin through intercompany charges.

Estimated coal requirements at Dec. 31, 2011 have been adjusted to account for Sherco Unit 3, which experienced a significant failure of its turbine, generator, and exciter systems.  The facility was immediately shut down and isolated for investigation of the cause of the failure, which is still unknown.  It is uncertain when Sherco Unit 3 will recommence operations.  Replacement and repair of damaged systems, and other significant direct costs of the failure in excess of a $1.5 million deductible are expected to be recovered through NSP-Minnesota’s insurance policies.  Sherco Units 1 and 2, wholly-owned by NSP-Minnesota, continue to operate.

Variable Interest Entities — The accounting guidance for consolidation of variable interest entities requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an enterprise is a variable interest entity’s primary beneficiary.

NSP-Wisconsin has entered into limited partnerships for the construction and operation of affordable rental housing developments which qualify for low-income housing tax credits.  NSP-Wisconsin has determined the low-income housing limited partnerships to be variable interest entities primarily due to contractual arrangements within each limited partnership that establish sharing of ongoing voting control and profits and losses that does not consistently align with the partners’ proportional equity ownership.  These limited partnerships are designed to qualify for low-income housing tax credits, and NSP-Wisconsin generally receive a larger allocation of the tax credits than the general partners at inception of the arrangements.  NSP-Wisconsin has determined that it has the power to direct the activities that most significantly impact these entities’ economic performance, and therefore NSP-Wisconsin consolidates these limited partnerships in its consolidated financial statements.

Equity financing for these entities has been provided by NSP-Wisconsin and the general partner of each limited partnership, and NSP-Wisconsin’s risk of loss is limited to its capital contributions, adjusted for any distributions and its share of undistributed profits and losses; no significant additional financial support has been, or is in the future, required to be provided to the limited partnerships by NSP-Wisconsin.  Mortgage-backed debt typically comprises the majority of the financing at inception of each limited partnership and is paid over the life of the limited partnership arrangement.  Obligations of the limited partnerships are generally secured by the housing properties of each limited partnership, and the creditors of each limited partnership have no significant recourse to NSP-Wisconsin or its subsidiaries.  Likewise, the assets of the limited partnerships may only be used to settle obligations of the limited partnerships, and not those of NSP-Wisconsin or its subsidiaries.

Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for low-income housing limited partnerships include the following:

(Thousands of Dollars)	Dec. 31, 2011	Dec. 31, 2010
Current assets	$270	$228
Property, plant and equipment, net	2,727	2,891
Other noncurrent assets	102	89
Total assets	$3,099	$3,208

Current liabilities	$1,389	$1,612
Mortgages and other long-term debt payable	640	486
Other noncurrent liabilities	43	43
Total liabilities	$2,072	$2,141

Leases — NSP-Wisconsin leases a variety of equipment and facilities used in the normal course of business.  These leases, primarily for office space, trucks, aircraft, cars and power-operated equipment, are accounted for as operating leases.  Total expenses under operating lease obligations were approximately $1.4 million, $1.4 million and $1.9 million for 2011, 2010 and 2009, respectively.

Future commitments under operating leases are:

(Millions of Dollars)
2012	$0.7
2013	0.7
2014	0.7
2015	0.6
2016	0.5
Thereafter	3.4
Total	$6.6

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

NSP-Minnesota’s public liability for claims resulting from any nuclear incident is limited to $12.6 billion under the Price-Anderson amendment to the Atomic Energy Act.  NSP-Minnesota has secured $375 million of coverage for its public liability exposure with a pool of insurance companies.  The remaining $12.2 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear accident.  NSP-Minnesota is subject to assessments of up to $117.5 million per reactor per accident for each of its three licensed reactors, to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States.  The maximum funding requirement is $17.5 million per reactor during any one year.  These maximum assessment amounts are both subject to inflation adjustment by the NRC and state premium taxes.  The NRC’s last adjustment was effective April 2010.

NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from Nuclear Electric Insurance Ltd. (NEIL).  The coverage limits are $2.25 billion for each of NSP-Minnesota’s two nuclear plant sites.  NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units.  Premiums are expensed over the policy term.  All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds.  Capital has been accumulated in the reserve funds of NEIL to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage.  However, in each calendar year, NSP-Minnesota could be subject to maximum assessments of approximately $15.7 million for business interruption insurance and $33.6 million for property damage insurance if losses exceed accumulated reserve funds.

Guarantees — NSP-Wisconsin provides a guarantee for payment or performance under a specified agreement.  As a result, NSP-Wisconsin’s exposure under the guarantee is based upon the net liability under the specified agreement.  The guarantee issued by NSP-Wisconsin limits the exposure of NSP-Wisconsin to a maximum amount stated in the guarantee.  The guarantee contains no recourse provisions and requires no collateral.

The following table presents guarantees issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	Guarantee Amount	Current Exposure	Term or Expiration Date	Triggering Event Requiring Performance
Guarantee of customer loans for the Farm Rewiring Program	$1.0	$0.5	Continuing	(a)

(a)	The debtor becomes the subject of bankruptcy or other insolvency proceedings.

Environmental Contingencies

NSP-Wisconsin has been or is currently involved with the cleanup of contamination from certain hazardous substances at several sites.  In many situations, NSP-Wisconsin believes it will recover some portion of these costs through insurance claims.  Additionally, where applicable, NSP-Wisconsin is pursuing, or intends to pursue, recovery from other PRPs and through the regulated rate process.  New and changing federal and state environmental mandates can also create added financial liabilities for NSP-Wisconsin, which are normally recovered through the regulated rate process.  To the extent any costs are not recovered through the options listed above, NSP-Wisconsin would be required to recognize an expense.

Site Remediation — The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other comparable federal and state environmental laws impose liability, without regard to the legality of the original conduct, on certain classes of persons where hazardous substances or other regulated materials have been released to the environment.  NSP-Wisconsin may sometimes pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including sites of former MGPs operated by NSP-Wisconsin, its predecessors, or other entities; and third-party sites, such as landfills, for which NSP-Wisconsin is alleged to be a PRP that sent hazardous materials and wastes to that site.

MGP Sites

Ashland MGP Site — NSP-Wisconsin has been named a PRP for contamination at a site in Ashland, Wis.  The Ashland/Northern States Power Lakefront Superfund Site (the Ashland site) includes property owned by NSP-Wisconsin, which was a site previously operated by a predecessor company as a MGP facility (the Upper Bluff), and two other properties: an adjacent city lakeshore park area (Kreher Park), on which an unaffiliated third party previously operated a sawmill and conducted creosote treating operations; and an area of Lake Superior’s Chequamegon Bay adjoining the park (the Sediments).

The EPA issued its Record of Decision (ROD) in September 2010, which documents the remedy that the EPA has selected for the cleanup of the Ashland site.  In April 2011, the EPA issued special notice letters identifying several entities, including NSP-Wisconsin, as PRPs, for future cleanup at the site.  The special notice letters requested that those PRPs participate in negotiations with the EPA regarding how the PRPs intend to conduct or pay for the cleanup.  On June 30, 2011, NSP-Wisconsin submitted a settlement offer to the EPA related to the future cleanup of the Ashland site.  On July 14, 2011, the EPA informed NSP-Wisconsin and the other PRPs that it was rejecting all of their individual offers and can now choose to initiate enforcement actions at any time.  Despite this decision, the EPA also indicated a willingness to continue settlement negotiations with NSP-Wisconsin.  Settlement negotiations are ongoing.

At Dec. 31, 2011 and Dec. 31, 2010, NSP-Wisconsin had recorded a liability of $104.3 million and $97.5 million, respectively, based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $26.6 million and $4.8 million, respectively, was considered a current liability.  NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change until after negotiations or litigation with the EPA and other PRPs are fully resolved.  NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site.  Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include, but are not limited to, the cleanup approach implemented, which party implements the cleanup, the timing of when the cleanup is implemented and the contributions, if any, by other PRPs.

NSP-Wisconsin has deferred, as a regulatory asset, the estimated site remediation expenses and spending to date less insurance and rate recoveries, based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized in NSP-Wisconsin rates recovery of all remediation costs incurred at the Ashland site, and has authorized recovery of MGP remediation costs by other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin biennial retail rate case process.  Under an existing PSCW policy with respect to recovery of remediation costs for MGPs, utilities have recovered remediation costs in natural gas rates, amortized over a four- to six-year period.  The PSCW has not allowed utilities to recover their carrying costs on unamortized regulatory assets for MGP remediation.  In a recent rate case decision, the PSCW recognized the potential magnitude of the future liability for, and circumstances of, the cleanup at the Ashland site and indicated it may consider alternatives to its established MGP site cleanup cost accounting and cost recovery guidelines for the Ashland site in a future proceeding.  NSP-Wisconsin is working with the PSCW Staff to develop alternatives for consideration by the PSCW.

Other MGP Sites — NSP-Wisconsin is currently involved in investigating and/or remediating several other MGP sites where hazardous or other regulated materials may have been deposited.  NSP-Wisconsin has identified 3 sites, where former MGP activities have or may have resulted in actual site contamination and are under current investigation and/or remediation.  At some or all of these MGP sites, there are other parties that may have responsibility for some portion of any ultimate remediation that may be conducted.  NSP-Wisconsin anticipates that the majority of the remediation at these sites will continue through at least 2014.  For these sites, NSP-Wisconsin had accrued $3.3 million and $2.4 million at Dec. 31, 2011 and Dec. 31, 2010, respectively.  There may be insurance recovery and/or recovery from other PRPs that will offset any costs actually incurred at these sites.  NSP-Wisconsin anticipates that any amounts actually spent will be fully recovered from customers.

Asbestos Removal — Some of NSP-Wisconsin’s facilities contain asbestos.  Most asbestos will remain undisturbed until the facilities that contain it are demolished or removed.  NSP-Wisconsin has recorded an estimate for final removal of the asbestos as an ARO.  See additional discussion of AROs below.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment.  The cost of removing asbestos as part of other work is not expected to be material and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

EPA GHG Regulation — In December 2009, the EPA issued its “endangerment” finding that GHG emissions pose a threat to public health and welfare.  In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold.  NSP-Wisconsin is unable to determine what the cost of compliance with these new EPA requirements will be as it is not clear whether these requirements will apply to futures changes at NSP-Wisconsin’s power plants.

GHG New Source Performance Standard Proposal — The EPA plans to propose GHG regulations applicable to emissions from new and existing power plants under the CAA.  The EPA had planned to release its proposal in September 2011, but has delayed it without establishing a new proposal date.

CSAPR — In July 2011, the EPA issued its CSAPR to address long range transport of particulate matter and ozone by requiring reductions in SO2 and NOx from utilities located in the eastern half of the U.S., including Wisconsin.  The CSAPR sets more stringent requirements than the proposed CATR.  The rule also creates an emissions trading program.  NSP-Wisconsin intends to comply by reducing emissions and/or purchasing allowances.

On Dec. 30, 2011, the U.S. Court of Appeals for the D.C. Circuit issued a stay of the CSAPR, pending completion of judicial review.  The Court is expected to hear the case in April 2012.  NSP-Wisconsin anticipates that the court may rule on the challenges to the CSAPR in the second half of 2012.  It is not known at this time whether the CSAPR will be upheld, reversed, or will require modifications pursuant to a future Court decision.

If the CSAPR is upheld and unmodified, NSP-Wisconsin would likely make a combination of system operating changes and allowance purchases.  NSP-Wisconsin estimates the cost of compliance would be $0.2 million, and expects the cost of any required capital investment will be recoverable from customers.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  In granting the stay of the CSAPR, the Court specifically noted that the CAIR would remain in place during its pending review of the CSAPR.

Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  To comply with the CAIR in 2012, NSP-Wisconsin will likely make a combination of system operating changes and allowance purchases, if available.  At Dec. 31, 2011, the estimated annual CAIR NOx allowance cost for NSP-Wisconsin will not have a material impact on the results of operations, financial position or cash flows.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — In December 2011, the EPA issued the final EGU MATS rule to replace the proposed EGU MACT rule.  The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and will require coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years.  NSP-Wisconsin believes these costs would be recoverable through regulatory mechanisms and it does not expect a material impact on its results of operations, financial position or cash flows.

Industrial Broiler (IB) MACT Rules — In March 2011, the EPA finalized IB MACT rules to regulate boilers and process heaters fueled with coal, biomass and liquid fuels, which would apply to NSP-Wisconsin’s Bay Front units 1 and 2.  On Dec. 23, 2011, the EPA proposed reconsideration of certain provisions of the final rule.  The estimated capital cost of $9.0 million per unit, which is currently targeted for 2014, is dependent on the outcome of the reconsideration proceedings.

Federal Clean Water Act (CWA) Section 316 (b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species.  In April 2011, the EPA published the proposed rule that sets prescriptive standards for minimization of aquatic species impingement, but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office.  NSP-Wisconsin provided comments to the proposed rule, which is expected to be finalized in late 2012.  Due to the uncertainty of the final regulatory requirements, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

Proposed Coal Ash Regulation — NSP-Wisconsin’s operations generate hazardous wastes that are subject to the Federal Resource Recovery and Conservation Act and comparable state laws that impose detailed requirements for handling, storage, treatment and disposal of hazardous waste.  In June 2010, the EPA published a proposed rule seeking comment on whether to regulate coal combustion byproducts (coal ash) as hazardous or nonhazardous waste.  Coal ash is currently exempt from hazardous waste regulation.  If the EPA ultimately issues a final rule under which coal ash is regulated as hazardous waste, NSP-Wisconsin’s costs associated with the management and disposal of coal ash would significantly increase and the beneficial reuse of coal ash would be negatively impacted.  The EPA has not announced a planned date for a final rule.  The timing, scope and potential cost of any final rule that might be implemented are not determinable at this time.

Asset Retirement Obligations

Recorded AROs — NSP-Wisconsin has recorded AROs for the retirement costs of natural gas mains and for the removal of electric transmission and distribution equipment.  The electric transmission and distribution ARO consists of many small potential obligations associated with PCBs, mineral oil, storage tanks, treated poles, lithium batteries, mercury and street lighting lamps.  These electric and natural gas assets have many in-service dates for which it is difficult to assign the obligation to a particular year.  Therefore, the obligation was measured using an average service life.

A reconciliation of the beginning and ending aggregate carrying amounts of NSP-Wisconsin’s AROs is shown in the table below for the years ended Dec. 31, 2011 and Dec. 31, 2010, respectively:

	Beginning		Revisions	Ending
	Balance		to Prior	Balance
(Thousands of Dollars)	Jan. 1, 2011	Accretion	Estimates	Dec. 31, 2011 (a)
Electric plant
Electric transmission and distribution	$67	$3	$287	$357
Natural gas plant
Gas transmission and distribution	63	4	-	67
Total liability (b)	$130	$7	$287	$424

	Beginning		Revisions	Ending
	Balance		to Prior	Balance
(Thousands of Dollars)	Jan. 1, 2010	Accretion	Estimates	Dec. 31, 2010 (a)
Electric plant
Electric transmission and distribution	$26	$2	$39	$67
Natural gas plant
Gas transmission and distribution	60	3	-	63
Total liability (b)	$86	$5	$39	$130

(a)	There were no ARO liabilities recorded or liabilities settled during the 12 months ended Dec. 31, 2011 or Dec. 31, 2010.
(b)	Included in other liabilities balance of $7,024,000 and $8,142,000 at Dec. 31, 2011 and 2010, respectively, in the consolidated balance sheets.

In 2011 and 2010, NSP-Wisconsin revised electric transmission and distribution AROs due to revised estimates and end of life dates.

Removal Costs — NSP-Wisconsin records a regulatory liability for plant removal costs for generation, transmission and distribution facilities.  Generally, the accrual of future non-ARO removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates.  These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities.  Given the long periods over which the amounts were accrued and the changing of rates through time, NSP-Wisconsin has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates.  Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities.  Removal costs as of Dec. 31, 2011 and Dec. 31, 2010 were $109 million and $107 million, respectively.

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

Environmental Litigation

State of Connecticut vs. Xcel Energy Inc. et al. — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against the following utilities, including Xcel Energy Inc., the parent company of NSP-Wisconsin, to force reductions in CO2 emissions:  American Electric Power Co., Southern Co., Cinergy Corp. (merged into Duke Energy Corporation) and Tennessee Valley Authority.  The lawsuits alleged that CO2 emitted by each company is a public nuisance and asked the court to order each utility to cap and reduce its CO2 emissions.  The lawsuits did not demand monetary damages.  In December 2011, the U.S. District Court entered an order dismissing this lawsuit, bringing a close to this litigation.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of NSP-Wisconsin, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  In November 2011, oral arguments were presented.  It is unknown when the Ninth Circuit will render a final opinion.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  While Xcel Energy Inc. believes the likelihood of loss is remote, given the nature of this case and any surrounding uncertainty, it may have a material impact on NSP-Wisconsin’s consolidated results of operations, cash flows or financial position.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — On May 27, 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants, including Xcel Energy Inc., believe  this lawsuit is without merit and have filed a motion to dismiss the lawsuit.  It is uncertain when the court will rule on this motion.  While Xcel Energy Inc. believes the likelihood of loss is remote, given the nature of this case and any surrounding uncertainty, it may have a material impact on NSP-Wisconsin’s consolidated results of operations, cash flows or financial position.  No accrual has been recorded for this matter.

11.	Regulatory Assets and Liabilities

NSP-Wisconsin’s consolidated financial statements are prepared in accordance with the applicable accounting guidance, as discussed in Note 1.  Under this guidance, regulatory assets and liabilities are created for amounts that regulators may allow to be collected, or may require to be paid back to customers in future electric and natural gas rates.  Any portion of the business that is not rate regulated cannot establish regulatory assets and liabilities.  If changes in the utility industry or the business of NSP-Wisconsin no longer allow for the application of regulatory accounting guidance under GAAP, NSP-Wisconsin would be required to recognize the write-off of regulatory assets and liabilities in net income or OCI.

The components of regulatory assets and liabilities shown on the consolidated balance sheets of NSP-Wisconsin at Dec. 31, 2011 and Dec. 31, 2010 are:

	See	Remaining
(Thousands of Dollars)	Notes	Amortization Period	Dec. 31, 2011		Dec. 31, 2010
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Environmental remediation costs	1, 10	Various	$-	$108,181	$543	$97,466
Pension and retiree medical obligations (a)	6	Various	8,197	98,045	6,234	90,511
Recoverable deferred taxes on AFUDC recorded in plant (b)	1	Plant lives	-	9,630	-	9,887
Losses on reacquired debt	4	Term of related debt	843	7,338	1,048	8,181
State commission adjustments (b)	1	Plant lives	277	4,506	-	4,115
Contract valuation adjustments (c)	1, 8	Term of related contract	2,515	-	1,787	3
Conservation programs	1	Less than one year	2,301	-	1,211	-
Deferred income tax adjustment	1, 5	Typically plant lives	-	1,868	-	3,665
Other		Various	-	342	3,261	574
Total regulatory assets			$14,133	$229,910	$14,084	$214,402

Regulatory Liabilities
Plant removal costs	10	Plant lives	$-	$108,850	$-	$106,569
DOE settlement	9	Less than one year	14,484	-	-	-
Investment tax credit deferrals	1, 5	Various	-	9,525	-	10,106
Deferred electric and gas production costs	1	Less than one year	1,869	-	3,514	-
Other		Various	256	812	6,863	643
Total regulatory liabilities			$16,609	$119,187	$10,377	$117,318

(a)	Includes the non-qualified pension plan.
(b)	Earns a return on investment in the ratemaking process. These amounts are amortized consistent with recovery in rates.
(c)	Includes valuation adjustments on natural gas commodity purchases.

12.	Segments and Related Information

Operating results from the regulated electric utility and regulated natural gas utility are each separately and regularly reviewed by the chief operating decision maker to evaluate the dual performance of NSP-Wisconsin.  NSP-Wisconsin’s performance is evaluated based on profit or loss generated from the product or service provided.  These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.

Given the similarity of its regulated electric and regulated natural gas utility operations, NSP-Wisconsin has the following reportable segments: regulated electric, regulated natural gas and all other.

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

To report income from continuing operations for regulated electric and regulated natural gas utility segments, the majority of costs are directly assigned to each segment.  However, some costs, such as common depreciation, common O&M expenses and interest expense are allocated based on cost causation allocators.  A general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.

The accounting policies of the segments are the same as those described in Note 1.

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
2011
Operating revenues from external customers	$755,136	$119,447	$1,207	$-	$875,790
Intersegment revenues	405	1,581	-	(1,986)	-
Total revenues	$755,541	$121,028	$1,207	$(1,986)	$875,790

Depreciation and amortization	$58,800	$9,599	$175	$-	$68,574
Interest charges and financing cost	21,181	2,675	137	-	23,993
Income tax expense (benefit)	32,656	1,995	(1,037)	-	33,614
Net income	47,093	2,964	949	-	51,006

2010
Operating revenues from external customers	$708,179	$118,076	$1,036	$-	$827,291
Intersegment revenues	360	1,122	-	(1,482)	-
Total revenues	$708,539	$119,198	$1,036	$(1,482)	$827,291

Depreciation and amortization	$54,414	$9,037	$218	$-	$63,669
Interest charges and financing cost	20,738	2,597	143	-	23,478
Income tax expense (benefit)	24,819	1,836	(543)	-	26,112
Net income	37,773	3,325	1,651	-	42,749

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
2009
Operating revenues from external customers	$671,703	$131,555	$893	$-	$804,151
Intersegment revenues	136	1,054	-	(1,190)	-
Total revenues	$671,839	$132,609	$893	$(1,190)	$804,151

Depreciation and amortization	$52,622	$8,959	$176	$-	$61,757
Interest charges and financing cost	21,082	2,715	167	-	23,964
Income tax expense (benefit)	25,877	3,075	(3,334)	-	25,618
Net income	40,281	3,932	3,150	-	47,363

13.	Related Party Transactions

Xcel Energy Services Inc. provides management, administrative and other services for the subsidiaries of Xcel Energy, including NSP-Wisconsin.  The services are provided and billed to each subsidiary in accordance with service agreements executed by each subsidiary.  NSP-Wisconsin uses services provided by Xcel Energy Services Inc. whenever possible.  Costs are charged directly to the subsidiary and are allocated if they cannot be directly assigned.

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

The table below contains significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Thousands of Dollars)	2011	2010	2009
Operating revenues:
Electric	$124,334	$116,312	$109,251
Operating expenses:
Purchased power	399,649	377,518	353,248
Transmission expense	40,870	38,558	35,775
Natural gas purchased for resale	98	163	309
Other operating expenses - paid to Xcel Energy Services Inc.	54,885	52,826	48,533
Interest expense	48	56	66

Accounts receivable and payable with affiliates at Dec. 31 were:

	2011		2010
	Accounts	Accounts	Accounts	Accounts
(Thousands of Dollars)	Receivable	Payable	Receivable	Payable
NSP-Minnesota	$-	$18,003	$-	$26,864
PSCo	-	112	-	164
SPS	-	-	2	-
Other subsidiaries of Xcel Energy Inc.	-	5,170	1	9,292
	$-	$23,285	$3	$36,320

During 2010, NSP-Wisconsin obtained short-term borrowings from NSP-Minnesota at NSP-Minnesota’s average daily interest rate, including the cost of NSP-Minnesota’s compensating balance requirements.  The borrowing arrangement terminated in the first quarter 2011.  At Dec. 31, 2010, NSP-Wisconsin had notes payable outstanding to NSP-Minnesota in the amount of $37.0 million.  See Note 4 for further discussion.

Clearwater Investments Inc., an NSP-Wisconsin subsidiary, also had notes payable outstanding of $0.5 million and $0.6 million as of Dec. 31, 2011 and 2010, respectively, to Xcel Energy Inc.

14.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
Operating revenues	$238,108	$198,850	$224,468	$214,364
Operating income	29,897	20,115	39,032	18,464
Net income	14,643	8,478	19,973	7,912

	Quarter Ended
(Thousands of Dollars)	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
Operating revenues	$224,769	$179,597	$211,068	$211,857
Operating income	28,867	8,994	33,131	17,829
Net income	13,544	2,679	17,624	8,902

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Internal Control Over Financial Reporting

No change in NSP-Wisconsin’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting.  NSP-Wisconsin maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting.  NSP-Wisconsin has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.  During the year and in preparation for issuing its report for the year ended Dec. 31, 2011 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Wisconsin conducted testing and monitoring of its internal control over financial reporting.  Based on the control evaluation, testing and remediation performed, NSP-Wisconsin did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

This annual report does not include an attestation report of NSP-Wisconsin’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by NSP-Wisconsin’s independent registered public accounting firm pursuant to the rules of the SEC that permit NSP-Wisconsin to provide only management’s report in this annual report.

Item 9B — Other Information

None.

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

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accountant Fees and Services

Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2012 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2011
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For the three years ended Dec. 31, 2011, 2010 and 2009.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2011, 2010 and 2009.
Consolidated Balance Sheets — As of Dec. 31, 2011 and 2010.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2011, 2010 and 2009.

3.	Exhibits
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

4.06*
Supplemental Trust Indenture dated as of Sept. 1, 2008 between NSP-Wisconsin and U.S. Bank NA, as successor Trustee, creating $200 million principal amount of 6.375 percent First Mortgage Bonds, Series due Sept. 1, 2038 (Exhibit 4.01 of Form 8-K of NSP-Wisconsin dated Sept. 3, 2008 (file no. 001-03140)).

10.01*+	Xcel Energy Non-Qualified Pension Plan (2009 Restatement) (Exhibit 10.02 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.02*+	Xcel Energy Senior Executive Severance Policy (2009 Amendment and Restatement) (Exhibit 10.05 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).

10.03*+
Xcel Energy Non-employee Directors’ Deferred Compensation Plan as amended and restated on Jan. 1, 2009 (Exhibit 10.08 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).

10.04*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies (Exhibit H-1 to Form U5B (file no. 001-03034) dated Nov. 16, 2000).
10.05*+	Xcel Energy Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009 (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.06*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP- Minnesota (Exhibit 10.01 to NSP-Wisconsin Form S-4 (file no. 333-112033) dated Jan. 21, 2004).
10.07*+
Amendment dated Aug. 26, 2009 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.06 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended Sept. 30, 2009).

10.08*+	Xcel Energy Executive Annual Incentive Award Plan Form of Restricted Stock Agreement (Exhibit 10.08 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended Sept. 30, 2009).
10.09*+
Xcel Energy Executive Annual Incentive Award Plan (as amended and restated effective Feb. 17, 2010) (incorporated by reference to Appendix A to Schedule 14A, Definitive Proxy Statement to Xcel Energy  (file no. 001-03034) dated April 6, 2010).

10.10*+	Xcel Energy 2010 Executive Annual Discretionary Award Plan (Exhibit 10.24 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2009).
10.11*+
Xcel Energy 2005 Long-Term Incentive Plan (as amended and restated effective Feb. 17, 2010) (incorporated by reference to Appendix B to Schedule 14A, Definitive Proxy Statement to Xcel Energy (file no. 001-03034) dated April 6, 2010).

10.12*+
Xcel Energy 2010 Executive Annual Discretionary Award Plan (as amended and restated effective Dec. 15, 2010) (Exhibit 10.23 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).

10.13*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Bonus Stock Agreement (Exhibit 10.24 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.14*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Performance Share Agreement (Exhibit 10.25 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.15*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.26 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.16*
Credit Agreement dated as of March 17, 2011 among NSP-Wisconsin, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Barclays Capital, the investment banking division of Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (Exhibit 99.03 to Form 8-K of Xcel Energy, file number 001-03034, dated March 23, 2011).

10.17*
Stock Equivalent Plan for Non-Employee Directors of Xcel Energy as amended and restated effective Feb. 23, 2011 (Appendix A to the Xcel Energy Definitive Proxy Statement (file no. 001-03034) filed Apr. 5, 2011).

10.18+
Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (as amended and restated effective Nov. 29, 2011) (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.19+	Second Amendment dated Oct. 26, 2011 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.18 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
101t
The following materials from NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholder’s Equity and Comprehensive Income, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

SCHEDULE II

NSP-WISCONSIN AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2011, 2010 AND 2009
(amounts in thousands)

		Additions
	Balance at Jan. 1	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions from Reserves (b)	Balance at Dec. 31
Allowance for bad debts:
2011	$4,262	$3,842	$1,241	$4,579	$4,766
2010	4,709	3,294	1,207	4,948	4,262
2009	4,658	4,505	1,050	5,504	4,709

(a)	Recovery of amounts previously written off.
(b)	Principally bad debts written off or transferred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director
(Principal Financial Officer)

February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ MARK E. STOERING	/s/ BENJAMIN G.S. FOWKE III
Mark E. Stoering	Benjamin G.S. Fowke III
President, Chief Executive Officer and Director	Chairman and Director
(Principal Executive Officer)

/s/ TERESA S. MADDEN	/s/ JEFFREY S. SAVAGE
Teresa S. Madden	Jeffrey S. Savage
Senior Vice President, Chief Financial Officer and Director	Vice President and Controller
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ DAVID M. SPARBY
David M. Sparby
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

NSP-Wisconsin has not sent, and does not expect to send, an annual report or proxy statement to its security holder.