Form 10-Q
period 2012-03-31
NORTHERN STATES POWER CO /WI/
filed 2012-04-30
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

(715) 737-2625
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $100 par value	933,000 shares

Northern States Power Company (a Wisconsin corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

Certifications Pursuant to Section 302	1
Certifications Pursuant to Section 906	1
Statement Pursuant to Private Litigation	1

This Form 10-Q is filed by Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin).  NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc.  Xcel Energy Inc. wholly owns the following subsidiaries: Northern States Power Company, a Minnesota corporation (NSP-Minnesota); Southwestern Public Service Company, a New Mexico corporation (SPS); Public Service Company of Colorado, a Colorado corporation (PSCo); and NSP-Wisconsin.  NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are also referred to collectively as utility subsidiaries.  Additional information on Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) is available on various filings with the Securities and Exchange Commission (SEC).

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2012	2011
Operating revenues
Electric	$182,001	$184,368
Natural gas	41,492	53,483
Other	306	257
Total operating revenues	223,799	238,108

Operating expenses
Electric fuel and purchased power	102,614	105,482
Cost of natural gas sold and transported	26,879	37,264
Operating and maintenance expenses	38,500	39,588
Conservation program expenses	3,502	3,061
Depreciation and amortization	17,009	16,739
Taxes (other than income taxes)	6,381	6,077
Total operating expenses	194,885	208,211

Operating income	28,914	29,897

Other income, net	500	74
Allowance for funds used during construction — equity	999	106

Interest charges and financing costs
Interest charges — includes other financing costs of $426 and $364, respectively	6,015	6,003
Allowance for funds used during construction — debt	(86)	(38)
Total interest charges and financing costs	5,929	5,965

Income before income taxes	24,484	24,112
Income taxes	9,606	9,469
Net income	$14,878	$14,643

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2012	2011

Net income	$14,878	$14,643

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $13 for each of the three months ended March 31, 2012 and 2011	19	19

Other comprehensive income	19	19
Comprehensive income	$14,897	$14,662

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2012	2011
Operating activities
Net income	$14,878	$14,643
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,319	17,065
Deferred income taxes	5,304	8,453
Amortization of investment tax credits	(157)	(154)
Allowance for equity funds used during construction	(999)	(106)
Net derivative losses	32	31
Changes in operating assets and liabilities:
Accounts receivable	(7,818)	(5,762)
Accrued unbilled revenues	14,184	12,221
Inventories	7,886	9,982
Other current assets	6,395	5,854
Accounts payable	(3,996)	(16,461)
Net regulatory assets and liabilities	3,359	1,346
Pension and other employee benefit obligations	(12,473)	(7,038)
Other current liabilities	2,082	40
Change in other noncurrent assets	(197)	45
Change in other noncurrent liabilities	(21)	(1,380)
Net cash provided by operating activities	45,778	38,779

Investing activities
Utility capital/construction expenditures	(36,748)	(26,200)
Allowance for equity funds used during construction	999	106
Other, net	1,034	(174)
Net cash used in investing activities	(34,715)	(26,268)

Financing activities
Proceeds from short-term borrowings, net	5,000	31,000
Proceeds from notes payable to affiliate	50	111,300
Repayments of notes payable to affiliate	-	(148,300)
Repayments of long-term debt	(16)	(13)
Dividends paid to parent	(16,225)	(8,442)
Net cash used in financing activities	(11,191)	(14,455)

Net change in cash and cash equivalents	(128)	(1,944)
Cash and cash equivalents at beginning of period	1,571	6,445
Cash and cash equivalents at end of period	$1,443	$4,501

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(6,546)	$(6,430)
Cash (paid) received for income taxes, net	(833)	440
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$4,406	$1,630

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2012	Dec. 31, 2011
Assets
Current assets
Cash and cash equivalents	$1,443	$1,571
Accounts receivable, net	46,488	51,838
Accrued unbilled revenues	34,484	48,668
Inventories	17,817	25,703
Regulatory assets	11,357	14,133
Prepaid taxes	15,814	21,841
Deferred income taxes	6,136	-
Prepayments and other	2,623	2,991
Total current assets	136,162	166,745

Property, plant and equipment, net	1,223,762	1,207,698

Other assets
Regulatory assets	230,364	229,910
Other investments	3,114	4,148
Other	3,127	2,970
Total other assets	236,605	237,028
Total assets	$1,596,529	$1,611,471

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,276	$1,286
Short-term debt	71,000	66,000
Notes payable to affiliates	550	500
Accounts payable	21,642	30,897
Accounts payable to affiliates	24,175	23,285
Dividends payable to parent	-	8,107
Regulatory liabilities	6,807	16,609
Environmental liabilities	31,003	30,699
Taxes accrued	3,973	1,238
Accrued interest	5,549	6,521
Derivative instruments	-	2,514
Other	9,410	10,155
Total current liabilities	175,385	197,811

Deferred credits and other liabilities
Deferred income taxes	246,292	234,222
Deferred investment tax credits	8,642	8,499
Regulatory liabilities	120,270	119,187
Environmental liabilities	79,446	79,399
Customer advances	16,045	15,765
Pension and employee benefit obligations	47,752	60,328
Other	6,662	7,024
Total deferred credits and other liabilities	525,109	524,424

Commitments and contingencies
Capitalization
Long-term debt	368,104	368,083
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at March 31, 2012 and Dec. 31, 2011, respectively	93,300	93,300
Additional paid in capital	187,071	187,071
Retained earnings	248,055	241,296
Accumulated other comprehensive loss	(495)	(514)
Total common stockholder’s equity	527,931	521,153
Total liabilities and equity	$1,596,529	$1,611,471

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2012 and Dec. 31, 2011, and the results of its operations and its cash flows for the three months ended March 31, 2012 and 2011.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after March 31, 2012 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2011 balance sheet information has been derived from the audited 2011 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2011.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2011, filed with the SEC on Feb. 27, 2012.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2011, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Adopted

Fair Value Measurement — In May 2011, the Financial Accounting Standards Board (FASB) issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Accounting Standards Update (ASU) No. 2011-04), which provides clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity.  These requirements were effective for interim and annual periods beginning after Dec. 15, 2011.  NSP-Wisconsin implemented the accounting and disclosure guidance effective Jan. 1, 2012, and the implementation did not have a material impact on its consolidated financial statements.  For required fair value measurement disclosures, see Note 7.

Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which requires the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous financial statement of comprehensive income or in two separate, but consecutive financial statements of net income and comprehensive income.  These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income.  These requirements were effective for interim and annual periods beginning after Dec. 15, 2011.  NSP-Wisconsin implemented the financial statement presentation guidance effective Jan. 1, 2012.

Recently Issued

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  These disclosure requirements do not affect the presentation of amounts in the consolidated balance sheets, and are effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those periods.  NSP-Wisconsin does not expect the implementation of this disclosure guidance to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2012	Dec. 31, 2011
Accounts receivable, net (a)
Accounts receivable	$51,132	$56,604
Less allowance for bad debts	(4,644)	(4,766)
	$46,488	$51,838
Inventories
Materials and supplies	$6,068	$5,838
Fuel	9,283	9,335
Natural gas	2,466	10,530
	$17,817	$25,703
Property, plant and equipment, net
Electric plant	$1,704,038	$1,684,537
Natural gas plant	214,655	213,665
Common and other property	112,213	113,597
Construction work in progress	64,528	54,627
Total property, plant and equipment	2,095,434	2,066,426
Less accumulated depreciation	(871,672)	(858,728)
	$1,223,762	$1,207,698

(a)	Accounts receivable, net includes $51 due from affiliates as of March 31, 2012.

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 5 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expired in September 2011.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expires in September 2012.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2012, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2007.  As of March 31, 2012, there were no state income tax audits in progress.

Unrecognized Tax Benefits — The unrecognized tax benefit balance includes temporary tax positions of $1.4 million and $1.5 million at March 31, 2012 and Dec. 31, 2011, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2012	Dec. 31, 2011
NOL and tax credit carryforwards	$(0.9)	$(1.1)

NSP-Wisconsin’s amount of unrecognized tax benefits could change in the next 12 months as the Internal Revenue Service and state audits resume. At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

The payable for interest related to unrecognized tax benefits is offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at March 31, 2012 and Dec. 31, 2011 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2012 or Dec. 31, 2011.

5.	Commitments and Contingencies

Except as noted below, the circumstances set forth in Notes 9 and 10 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.  The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

Guarantees — NSP-Wisconsin provides a guarantee for payment of customer loans related to NSP-Wisconsin’s farm rewiring program.  NSP-Wisconsin’s exposure under the guarantee is based upon the net liability under the agreement.  The guarantee issued by NSP-Wisconsin limits the exposure of NSP-Wisconsin to a maximum amount stated in the guarantee.  The guarantee contains no recourse provisions and requires no collateral.

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	March 31, 2012	Dec. 31, 2011
Guarantee issued and outstanding	$1.0	$1.0
Current exposure under the guarantee	0.4	0.5

Environmental Contingencies

Manufactured Gas Plant (MGP) Sites

Ashland MGP Site — NSP-Wisconsin has been named a potentially responsible party (PRP) for contamination at a site in Ashland, Wis.  The Ashland/Northern States Power Lakefront Superfund Site (the Ashland site) includes property owned by NSP-Wisconsin, which was a site previously operated by a predecessor company as a MGP facility (the Upper Bluff), and two other properties: an adjacent city lakeshore park area (Kreher Park), on which an unaffiliated third party previously operated a sawmill and conducted creosote treating operations; and an area of Lake Superior’s Chequamegon Bay adjoining the park (the Sediments).

The U.S. Environmental Protection Agency (EPA) issued its Record of Decision (ROD) in September 2010, which documents the remedy that the EPA has selected for the cleanup of the Ashland site.  In April 2011, the EPA issued special notice letters identifying several entities, including NSP-Wisconsin, as PRPs, for future cleanup at the site.  The special notice letters requested that those PRPs participate in negotiations with the EPA regarding how the PRPs intend to conduct or pay for the cleanup.  In June 2011, NSP-Wisconsin submitted a settlement offer to the EPA related to the future cleanup of the Ashland site.  In July 2011, the EPA informed NSP-Wisconsin and the other PRPs that it was rejecting all of their individual offers and can now choose to initiate enforcement actions at any time.  Despite this decision, the EPA also indicated a willingness to continue settlement negotiations with NSP-Wisconsin, which are currently ongoing.

At March 31, 2012 and Dec. 31, 2011, NSP-Wisconsin had recorded a liability of $104.3 million, based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $26.6 million was considered a current liability.  NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change until after negotiations or litigation with the EPA and other PRPs are fully resolved.  NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site.  Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include, but are not limited to, the cleanup approach implemented, which party implements the cleanup, the timing of when the cleanup is implemented and the contributions, if any, by other PRPs.

NSP-Wisconsin has deferred, as a regulatory asset, the estimated site remediation expenses and spending to date less insurance and rate recoveries, based on an expectation that the Public Service Commission of Wisconsin (PSCW) will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized in NSP-Wisconsin rates recovery of all remediation costs incurred at the Ashland site, and has authorized recovery of MGP remediation costs by other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin retail rate case process.  Under an existing PSCW policy with respect to recovery of remediation costs for MGPs, utilities have recovered remediation costs in natural gas rates, amortized over a four to six year period.  The PSCW has not allowed utilities to recover their carrying costs on unamortized regulatory assets for MGP remediation.  In a recent rate case decision, the PSCW recognized the potential magnitude of the future liability for, and circumstances of, the cleanup at the Ashland site and indicated it may consider alternatives to its established MGP site cleanup cost accounting and cost recovery guidelines for the Ashland site in a future proceeding.  NSP-Wisconsin is working with the PSCW Staff to develop alternatives for consideration by the PSCW.

Other MGP Sites — NSP-Wisconsin is currently involved in investigating and/or remediating several other MGP sites where hazardous or other regulated materials may have been deposited.  NSP-Wisconsin has identified three sites where former MGP activities have or may have resulted in actual site contamination and are under current investigation and/or remediation.  At some or all of these MGP sites, there are other parties that may have responsibility for some portion of any ultimate remediation that may be conducted.  NSP-Wisconsin anticipates that the majority of the remediation at these sites will continue through at least 2014.  For these sites, NSP-Wisconsin had accrued $3.6 million and $3.3 million at March 31, 2012 and Dec. 31, 2011, respectively.  There may be insurance recovery and/or recovery from other PRPs that will offset any costs actually incurred at these sites.  NSP-Wisconsin anticipates that any amounts actually spent will be fully recovered from customers.

Other Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — The EPA plans to propose GHG regulations applicable to emissions from new and existing power plants under the Clean Air Act.  In April 2012, the EPA proposed a GHG NSPS for newly constructed power plants.  The proposal requires that carbon dioxide (CO2) emission rates be equal to those achieved by a natural gas combined cycle plant, even if the plant is coal-fired.  The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and noted that, pursuant to its general NSPS regulations, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program.  It is not possible to evaluate the impact of this regulation until its final requirements are known.  It is not known when the EPA will propose standards for existing sources.

Cross-State Air Pollution Rule (CSAPR) — In July 2011, the EPA issued its CSAPR to address long range transport of particulate matter and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities located in the eastern half of the United States, including Wisconsin.  The CSAPR sets more stringent requirements than the proposed Clean Air Transport Rule.  The rule also creates an emissions trading program.

On Dec. 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a stay of the CSAPR, pending completion of judicial review.  Oral arguments in the case were held in April 2012 and it is anticipated the D.C. Circuit will rule on the challenges to the CSAPR in the second half of 2012.  It is not known at this time whether the CSAPR will be upheld, reversed or will require modifications pursuant to a future D.C. Circuit decision.

If the CSAPR is upheld and unmodified, NSP-Wisconsin would likely make a combination of system operating changes and allowance purchases.  NSP-Wisconsin estimates the cost of compliance would be $0.2 million, and expects the cost of any required capital investment will be recoverable from customers.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective April 2012.  The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date.  NSP-Wisconsin believes these costs will be recoverable through regulatory mechanisms and does not expect a material impact on results of operations, financial position or cash flows.

Legal Contingencies

Lawsuits and claims arise in the normal course of business.  Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition.  The ultimate outcome of these matters cannot presently be determined.  Accordingly, the ultimate resolution of these matters could have a material effect on NSP-Wisconsin’s consolidated financial position, results of operations, and cash flows.

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of NSP-Wisconsin, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  In November 2011, oral arguments were presented.  It is unknown when the Ninth Circuit will render a final opinion.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  While Xcel Energy Inc. believes the likelihood of loss is remote, given the nature of this case and any surrounding uncertainty, it could potentially have a material impact on NSP-Wisconsin’s consolidated results of operations, cash flows or financial position.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants, including Xcel Energy Inc., believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  On March 20, 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  While Xcel Energy Inc. believes the likelihood of loss is remote, given the nature of this case and any surrounding uncertainty, it could potentially have a material impact on NSP-Wisconsin’s consolidated results of operations, cash flows or financial position.  No accrual has been recorded for this matter.

6.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following table presents commercial paper outstanding for NSP-Wisconsin:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$150	$150
Amount outstanding at period end	71	66
Average amount outstanding	65	24
Maximum amount outstanding	89	70
Weighted average interest rate, computed on a daily basis	0.40%	0.37%
Weighted average interest rate at period end	0.41	0.46

Credit Facility — In order to use its commercial paper program to fulfill short-term funding needs, NSP-Wisconsin must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under this credit agreement.  The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

At March 31, 2012, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$150.0	$71.0	$79.0

(a)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2012 and Dec. 31, 2011.

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At March 31, 2012 and Dec. 31, 2011, there were no letters of credit outstanding.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy:

(Amounts in Millions, Except Interest Rates)	March 31, 2012	Dec. 31, 2011
Notes payable to affiliates	$0.6	$0.5
Weighted average interest rate	0.41%	0.46%

7.	Fair Value of Financial Assets and Liabilities

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

Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2.  When contractual settlements extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of long-term forward prices and volatilities on a valuation is evaluated, and may result in Level 3 classification.

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

At March 31, 2012, accumulated OCI related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.  There were immaterial losses related to interest rate derivatives reclassified from accumulated OCI into earnings during the three months ended March 31, 2012 and March 31, 2011.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, including the sale of natural gas or the purchase of natural gas for resale.  At March 31, 2012, NSP-Wisconsin held no commodity derivatives.

The following table details the gross notional amounts of commodity forwards at Dec. 31, 2011:

(Amounts in Thousands) (a)	Dec. 31, 2011
MMBtu of natural gas	1,393

(a)	Amounts are not reflective of net positions in the underlying commodities.

During the three months ended March 31, 2012 and March 31, 2011, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.4 million and $0.2 million, respectively, recognized as regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement losses of $2.9 million and $2.0 million were recognized during the three months ended March 31, 2012 and March 31, 2011, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three months ended March 31, 2012 and March 31, 2011.

Recurring Fair Value Measurements

The following tables present, for each of the hierarchy levels, NSP-Wisconsin’s liabilities that are measured at fair value on a recurring basis:

	Dec. 31, 2011
	Fair Value
				Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Current derivative liabilities
Natural gas commodity	$418	$2,096	$-	$2,514

Fair Value of Long-Term Debt

As of March 31, 2012 and Dec. 31, 2011, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2012		Dec. 31, 2011
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$369,380	$459,012	$369,369	$474,356

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of March 31, 2012 and Dec. 31, 2011, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and current estimates of fair values may differ significantly.

8.	Other Income, Net

Other income (expense), net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2012	2011
Interest income	$657	$171
Insurance policy expense	(150)	(76)
Other nonoperating expense	(7)	(21)
Other income, net	$500	$74

9.	Segment Information

Operating results from the regulated electric utility and regulated natural gas utility are each separately and regularly reviewed by NSP-Wisconsin’s chief operating decision maker.  NSP-Wisconsin evaluates performance based on profit or loss generated from the product or service provided.  These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each reportable segment.

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended March 31, 2012
Operating revenues from external customers	$182,001	$41,492	$306	$-	$223,799
Intersegment revenues	87	203	-	(290)	-
Total revenues	$182,088	$41,695	$306	$(290)	$223,799
Net income	$11,248	$3,400	$230	$-	$14,878

Three Months Ended March 31, 2011
Operating revenues from external customers	$184,368	$53,483	$257	$-	$238,108
Intersegment revenues	100	562	-	(662)	-
Total revenues	$184,468	$54,045	$257	$(662)	$238,108
Net income	$10,381	$4,210	$52	$-	$14,643

10.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2012	2011	2012	2011
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$1,134	$902	$5	$4
Interest cost	1,910	2,018	264	272
Expected return on plan assets	(2,611)	(2,901)	(13)	(19)
Amortization of transition obligation	-	-	43	43
Amortization of prior service cost (credit)	443	474	(4)	(4)
Amortization of net loss	1,435	968	114	88
Net benefit cost recognized for financial reporting	$2,311	$1,461	$409	$384

In January 2012, contributions of $190.5 million were made across four of Xcel Energy’s pension plans, of which $12.3 million was attributable to NSP-Wisconsin.  Xcel Energy does not expect additional pension contributions during 2012.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by  regulatory bodies; availability or cost of capital; employee workforce factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2011, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Results of Operations

NSP-Wisconsin’s net income was $14.9 million for the first quarter of 2012, compared with $14.6 million for the same period in 2011.  The increase was due to higher electric and gas rates implemented in January 2012 and lower O&M expenses, offset by lower electric and gas sales due to warmer weather.

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

	Three Months Ended March 31
(Millions of Dollars)	2012	2011
Electric revenues	$182	$184
Electric fuel and purchased power	(103)	(105)
Electric margin	$79	$79

The following tables summarize the components of the changes in electric revenues and margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2012 vs. 2011
Estimated impact of weather	$(5)
Firm wholesale	(2)
Retail rate increase	2
Retail sales increase (excluding weather impact)	1
Sales mix and demand revenue	1
Other, net	1
Total decrease in electric revenues	$(2)

Electric Margin

(Millions of Dollars)	2012 vs. 2011
Estimated impact of weather	$(5)
Firm wholesale	(1)
Interchange agreement billing with NSP-Minnesota	3
Retail rate increase	2
Retail sales increase (excluding weather impact)	1
Total change in electric margin	$-

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details the natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2012	2011
Natural gas revenues	$41	$53
Cost of natural gas sold and transported	(27)	(37)
Natural gas margin	$14	$16

The following tables summarize the components of the changes in natural gas revenues and margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2012 vs. 2011
Purchased natural gas adjustment clause recovery	$(11)
Estimated impact of weather	(3)
Retail rate increase	1
Other, net	1
Total decrease in natural gas revenues	$(12)

Natural Gas Margin

(Millions of Dollars)	2012 vs. 2011
Estimated impact of weather	$(3)
Retail rate increase	1
Total decrease in natural gas margin	$(2)

Factors Affecting Results of Operations

Public Utility Regulation

CapX2020 Certificate of Public Convenience and Necessity (CPCN) — An application for a CPCN for the Wisconsin portion of the 345 kilovolt (KV) CapX2020 project was filed with the PSCW in January 2011.  This line is expected to entail construction of approximately 150 miles of new transmission lines between Hampton, Minn. and La Crosse, Wis. with approximately 50 miles located in Wisconsin at an estimated cost of $200 million to NSP-Wisconsin.

In June 2011, the PSCW determined the application was complete, which triggered the 360-day deadline for the PSCW to approve a CPCN for the project.  Technical and public hearings were held in March 2012.  PSCW Staff testimony supported the need for the project, both on a local and regional basis.  The majority of the technical hearings covered issues regarding the various route alternatives.  A PSCW final decision regarding the need and route locations is expected in June 2012.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2011.

La Crosse, Wis. to Madison, Wis. Transmission Line Complaint — In February 2012, Xcel Energy Inc. and NSP-Wisconsin filed a complaint with the FERC concerning ownership of the proposed La Crosse, Wis. to Madison, Wis. 345 KV transmission line.  The complaint states that MISO has determined that the line is to be owned by Xcel Energy and American Transmission Company LLC (ATC) under the terms of the MISO Transmission Owners Agreement (TOA) and Tariff; however, ATC has a different interpretation of the tariff provisions that would effectively deny NSP-Wisconsin the ability to invest $175 million in the proposed MVP, which Xcel Energy Inc. and NSP-Wisconsin believe will lower the overall cost of the project.  The complaint requests the FERC rule by June 2012 that ATC has not complied with the TOA and Tariff, which are subject to the FERC regulation.  The timing and ultimate resolution of the complaint are unknown.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of March 31, 2012, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

Additional Information

See Note 5 to the consolidated financial statements for further discussion of legal claims and environmental proceedings.

Item 1A — RISK FACTORS

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2011, which is incorporated herein by reference.

Item 4 — MINE SAFETY DISCLOSURES

None.

Item 5 — OTHER INFORMATION

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05).  On Jan. 1, 2012, NSP-Wisconsin implemented the requirements of ASU No. 2011-05 by presenting net income, the components of OCI and total comprehensive income in two separate, but consecutive financial statements of net income and comprehensive income. The implementation resulted in more prominent presentation of total comprehensive income and more detailed presentation of the components of OCI.

The following presents retrospective application of ASU No. 2011-05 to the consolidated financial statements of NSP-Wisconsin as a separate but consecutive statement following NSP-Wisconsin’s consolidated statements of income for the years ended Dec. 31, 2011, 2010 and 2009.  The financial statement presentation requirements of ASU No. 2011-05 do not affect the items previously reported in net income, OCI or total comprehensive income, or the guidance for reclassifying components of OCI to net income, and therefore retrospective application of the new guidance does not result in significant changes to the information reported in the previously issued consolidated financial statements of NSP-Wisconsin.

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended Dec. 31
(Thousands of Dollars)	2011	2010	2009
Net income	$51,006	$42,749	$47,363

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $51 for each of the years ended Dec. 31, 2011, 2010 and 2009	76	76	76

Other comprehensive income	76	76	76
Comprehensive income	$51,082	$42,825	$47,439

Item 6 — EXHIBITS

*	Indicates incorporation by reference

†
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

3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
3.02*	By-Laws of NSP-Wisconsin as amended June 3, 2008 (Exhibit 3.02 to Form 10-Q (file no. 001-03140) Aug. 4, 2008).
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
101 †
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

April 30, 2012
	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director