Form 10-Q
period 2012-06-30
NORTHERN STATES POWER CO /WI/
filed 2012-08-06
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 6, 2012
Common Stock, $100 par value	933,000 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Operating revenues
Electric	$179,105	$178,692	$361,106	$363,060
Natural gas	14,830	19,880	56,322	73,363
Other	238	278	544	535
Total operating revenues	194,173	198,850	417,972	436,958

Operating expenses
Electric fuel and purchased power	103,280	100,183	205,894	205,665
Cost of natural gas sold and transported	7,123	12,081	34,002	49,345
Operating and maintenance expenses	42,492	40,309	80,992	79,897
Conservation program expenses	3,620	3,422	7,122	6,483
Depreciation and amortization	17,093	16,906	34,102	33,645
Taxes (other than income taxes)	6,217	5,834	12,598	11,911
Total operating expenses	179,825	178,735	374,710	386,946

Operating income	14,348	20,115	43,262	50,012

Other (expense) income, net	(40)	(60)	460	14
Allowance for funds used during construction — equity	765	305	1,764	411

Interest charges and financing costs
Interest charges — includes other financing costs of $384, $445, $810 and $809, respectively	6,044	6,082	12,059	12,085
Allowance for funds used during construction — debt	(139)	(39)	(225)	(77)
Total interest charges and financing costs	5,905	6,043	11,834	12,008

Income before income taxes	9,168	14,317	33,652	38,429
Income taxes	3,426	5,839	13,032	15,308
Net income	$5,742	$8,478	$20,620	$23,121

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net income	$5,742	$8,478	$20,620	$23,121

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $12 for the three months ended June 30, 2012 and 2011, and $25 for the six months ended June 30, 2012 and 2011	19	19	38	38

Other comprehensive income	19	19	38	38
Comprehensive income	$5,761	$8,497	$20,658	$23,159

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2012	2011
Operating activities
Net income	$20,620	$23,121
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,680	34,303
Deferred income taxes	14,638	14,494
Amortization of investment tax credits	(312)	(307)
Allowance for equity funds used during construction	(1,764)	(411)
Net derivative losses	63	63
Changes in operating assets and liabilities:
Accounts receivable	(9,458)	4,029
Accrued unbilled revenues	9,625	14,515
Inventories	7,696	5,804
Other current assets	(712)	1,713
Accounts payable	1,860	(21,340)
Net regulatory assets and liabilities	4,479	246
Other current liabilities	588	2,944
Pension and other employee benefit obligations	(11,730)	(6,602)
Change in other noncurrent assets	(228)	(59)
Change in other noncurrent liabilities	582	(930)
Net cash provided by operating activities	70,627	71,583

Investing activities
Utility capital/construction expenditures	(72,230)	(58,219)
Allowance for equity funds used during construction	1,764	411
Other, net	1,105	(43)
Net cash used in investing activities	(69,361)	(57,851)

Financing activities
Proceeds from short-term borrowings, net	13,000	35,000
Proceeds from notes payable to affiliate	50	111,300
Repayments of notes payable to affiliate	-	(148,300)
Repayments of long-term debt	(32)	(30)
Capital contributions from parent	2,162	-
Dividends paid to parent	(16,225)	(16,728)
Net cash used in financing activities	(1,045)	(18,758)

Net change in cash and cash equivalents	221	(5,026)
Cash and cash equivalents at beginning of period	1,571	6,445
Cash and cash equivalents at end of period	$1,792	$1,419

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(11,302)	$(11,514)
Cash (paid) received for income taxes, net	(706)	441
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$5,748	$1,094

 See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2012	Dec. 31, 2011
Assets
Current assets
Cash and cash equivalents	$1,792	$1,571
Accounts receivable, net	45,884	51,838
Accounts receivable from affiliates	2,102	-
Accrued unbilled revenues	39,043	48,668
Inventories	18,007	25,703
Regulatory assets	10,354	14,133
Prepaid taxes	23,833	21,841
Deferred income taxes	5,320	-
Prepayments and other	1,731	2,991
Total current assets	148,066	166,745

Property, plant and equipment, net	1,243,438	1,207,698

Other assets
Regulatory assets	228,139	229,910
Other investments	3,043	4,148
Other	3,114	2,970
Total other assets	234,296	237,028
Total assets	$1,625,800	$1,611,471

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,266	$1,286
Short-term debt	79,000	66,000
Notes payable to affiliates	550	500
Accounts payable	21,481	30,897
Accounts payable to affiliates	30,882	23,285
Dividends payable to parent	8,081	8,107
Regulatory liabilities	4,818	16,609
Environmental liabilities	31,674	30,699
Accrued interest	6,500	6,521
Derivative instruments	-	2,514
Other	10,223	11,393
Total current liabilities	194,475	197,811

Deferred credits and other liabilities
Deferred income taxes	255,029	234,222
Deferred investment tax credits	8,786	8,499
Regulatory liabilities	121,062	119,187
Environmental liabilities	78,809	79,399
Customer advances	16,720	15,765
Pension and employee benefit obligations	48,495	60,328
Other	6,525	7,024
Total deferred credits and other liabilities	535,426	524,424

Commitments and contingencies
Capitalization
Long-term debt	368,125	368,083
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at June 30, 2012 and Dec. 31, 2011, respectively	93,300	93,300
Additional paid in capital	189,233	187,071
Retained earnings	245,717	241,296
Accumulated other comprehensive loss	(476)	(514)
Total common stockholder’s equity	527,774	521,153
Total liabilities and equity	$1,625,800	$1,611,471

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2012 and Dec. 31, 2011; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2012 and 2011; and its cash flows for the six months ended June 30, 2012 and 2011.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after June 30, 2012 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2011 balance sheet information has been derived from the audited 2011 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2011.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2011, filed with the SEC on Feb. 27, 2012.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2011, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Adopted

Fair Value Measurement — In May 2011, the Financial Accounting Standards Board (FASB) issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Accounting Standards Update (ASU) No. 2011-04), which provides clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity.  These requirements were effective for interim and annual periods beginning after Dec. 15, 2011.  NSP-Wisconsin implemented the accounting and disclosure guidance effective Jan. 1, 2012, and the implementation did not have a material impact on its consolidated financial statements.  For required fair value measurement disclosures, see Note 8.

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

Recently Issued

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  These disclosure requirements do not affect the presentation of amounts in the consolidated balance sheets, and are effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those annual reporting periods.  NSP-Wisconsin does not expect the implementation of this disclosure guidance to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2012	Dec. 31, 2011
Accounts receivable, net
Accounts receivable	$49,827	$56,604
Less allowance for bad debts	(3,943)	(4,766)
	$45,884	$51,838
Inventories
Materials and supplies	$6,072	$5,838
Fuel	8,934	9,335
Natural gas	3,001	10,530
	$18,007	$25,703
Property, plant and equipment, net
Electric plant	$1,725,905	$1,684,537
Natural gas plant	217,159	213,665
Common and other property	109,588	113,597
Construction work in progress	62,835	54,627
Total property, plant and equipment	2,115,487	2,066,426
Less accumulated depreciation	(872,049)	(858,728)
	$1,243,438	$1,207,698

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 5 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expired in September 2011.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expires in September 2012.  As of June 30, 2012, there was no federal income tax audit in progress.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2012, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2007.  As of June 30, 2012, there were no state income tax audits in progress.

Unrecognized Tax Benefits — The unrecognized tax benefit balance includes temporary tax positions of $1.3 million and $1.5 million at June 30, 2012 and Dec. 31, 2011, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) carryforwards.  The amounts of tax benefits associated with NOL carryforwards are as follows:

(Millions of Dollars)	June 30, 2012	Dec. 31, 2011
NOL carryforwards	$(1.0)	$(1.1)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the Internal Revenue Service and state audits resume.  At this time, due to the uncertain nature of the audit process, an overall range of possible change cannot be reasonably estimated.

The payable for interest related to unrecognized tax benefits is offset by the interest benefit associated with NOL carryforwards.  The payables for interest related to unrecognized tax benefits at June 30, 2012 and Dec. 31, 2011 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2012 or Dec. 31, 2011.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 9 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

2012 Electric and Gas Rate Case — On June 1, 2012, NSP-Wisconsin filed a request with the PSCW to increase rates for electric and natural gas service effective Jan. 1, 2013.  NSP-Wisconsin requested an overall increase in annual electric rates of $39.1 million, or 6.7 percent, and an increase in natural gas rates of $5.3 million, or 4.9 percent.

The electric rate filing was based on a 2013 forecast test year, a return on equity of 10.40 percent, an equity ratio of 52.50 percent and an average 2013 electric rate base of approximately $788.6 million.  The natural gas rate request was solely due to a proposal to recover the initial costs associated with the environmental cleanup of a site in Ashland, Wis., which includes the site of a former manufactured gas plant (MGP) that was owned by a predecessor company to NSP-Wisconsin.

A PSCW decision is anticipated in the fourth quarter of 2012.

6.	Commitments and Contingencies

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	June 30, 2012	Dec. 31, 2011
Guarantee issued and outstanding	$1.0	$1.0
Current exposure under the guarantee	0.4	0.5

Environmental Contingencies

MGP Sites

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

The U.S. Environmental Protection Agency (EPA) issued its Record of Decision (ROD) in September 2010, which documents the remedy that the EPA has selected for the cleanup of the Ashland site.  In April 2011, the EPA issued special notice letters identifying several entities, including NSP-Wisconsin, as PRPs, for future remediation at the site.  The special notice letters requested that those PRPs participate in negotiations with the EPA regarding how the PRPs intended to conduct or pay for the remediation.  As a result of those settlement negations, the EPA agreed to segment the Ashland site into separate areas.  The first area (Phase I Project Area) includes soil and groundwater in Kreher Park and the Upper Bluff.  The second area includes the Sediments.

In June 2012, a settlement in principle (Settlement) was reached among the EPA, the Wisconsin Department of Natural Resources (WDNR), the Bad River and Red Cliff Bands of the Lake Superior Tribe of Chippewa Indians and NSP-Wisconsin which, if it becomes effective, would resolve claims against NSP-Wisconsin for its alleged responsibility for the remediation of the Phase I Project Area.  Under the terms of the proposed Settlement, NSP-Wisconsin agrees to perform the remediation of the Phase I Project Area, but does not admit any liability with respect to the Ashland site.  The proposed Settlement reflects a cost estimate for the clean up of the Phase I Project Area of $40 million.  The proposed Settlement also would resolve claims by the federal, state and tribal trustees against NSP-Wisconsin for alleged natural resource damages at the Ashland site, including both the Phase I Project Area and the Sediments.  As part of the proposed Settlement, NSP-Wisconsin would convey approximately 1,390 acres of land to the State of Wisconsin and tribes so that they may manage and preserve the natural resource benefits associated with those properties.

Once the proposed Settlement is executed by all parties, a consent decree reflecting this settlement will be lodged with the U.S. District Court for the Western District of Wisconsin, pending solicitation of public notice and comment.  Following a 30-day public comment period, if no material adverse comments are received, the U.S. District Court would be expected to enter the consent decree as a final order, at which time it and the terms of the Settlement will become effective.  While it is expected that the consent decree will be signed, there are no assurances that the consent decree will be fully executed by all parties and ultimately entered as a final order.

Negotiations between the EPA and NSP-Wisconsin regarding who will pay or perform the cleanup of the Sediments are ongoing.  The EPA’s ROD for the Ashland site estimates that the cost of the preferred remediation related to the Sediments is between $63.3 million and $77.1 million, with a potential deviation in such estimated costs of up to 50 percent higher to 30 percent lower.

At each of June 30, 2012 and Dec. 31, 2011, NSP-Wisconsin had recorded a liability of $104.3 million for the Ashland site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $26.6 million was considered a current liability.  NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change until after negotiations or litigation with the EPA and other PRPs are fully resolved.  NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site.  Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include, but are not limited to, the cleanup approach implemented for the Sediments, which party implements the cleanup, the timing of when the cleanup is implemented, the contributions, if any, by other PRPs and whether federal or state funding may be directed to help offset remediation costs at the Ashland site.

NSP-Wisconsin has deferred, as a regulatory asset, the estimated site remediation costs to date less insurance and rate recoveries, based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized in NSP-Wisconsin rates recovery of all remediation costs incurred at the Ashland site, and has authorized recovery of MGP remediation costs by other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin retail rate case process.  Under an existing PSCW policy with respect to recovery of remediation costs for MGPs, utilities have recovered remediation costs in natural gas rates, amortized over a four- to six-year period.  The PSCW has not allowed utilities to recover their carrying costs on unamortized regulatory assets for MGP remediation.  In a recent rate case decision, the PSCW recognized the potential magnitude of the future liability for, and circumstances of, the cleanup at the Ashland site and indicated it may consider alternatives to its established MGP site cleanup cost accounting and cost recovery guidelines for the Ashland site in a future proceeding.  Pursuant to the PSCW decision, NSP-Wisconsin proposed an alternative long-term plan to recover costs related to the Ashland site in the rate case application filed on June 1, 2012.  As compared to the current cost recovery policy, NSP-Wisconsin’s alternative proposal mitigates the rate impact to natural gas customers and allows for partial recovery of carrying costs.

NSP-Wisconsin expects a decision on the alternative cost recovery plan by the end of 2012.

Other MGP Sites — NSP-Wisconsin is currently involved in investigating and/or remediating several other MGP sites where hazardous or other regulated materials may have been deposited.  NSP-Wisconsin has identified three sites where former MGP activities have or may have resulted in actual site contamination and are under current investigation and/or remediation.  At some or all of these MGP sites, there are other parties that may have responsibility for some portion of any ultimate remediation that may be conducted.  NSP-Wisconsin anticipates that the majority of the remediation at these sites will continue through at least 2014.  For these sites, NSP-Wisconsin had accrued $3.6 million and $3.3 million at June 30, 2012 and Dec. 31, 2011, respectively.  There may be insurance recovery and/or recovery from other PRPs that will offset any costs actually incurred at these sites.  NSP-Wisconsin anticipates that any amounts actually spent will be fully recovered from customers.

Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — In April 2012, the EPA proposed a GHG NSPS for newly constructed power plants.  The proposal requires that carbon dioxide (CO2) emission rates be equal to those achieved by a natural gas combined-cycle plant, even if the plant is coal-fired.  The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and noted that, pursuant to its general NSPS regulations, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program.  Xcel Energy submitted comments on the proposed GHG NSPS in June 2012.  It is not possible to evaluate the impact of this regulation until its final requirements are known.

The EPA also plans to propose GHG regulations applicable to emissions from existing power plants under the Clean Air Act (CAA).  It is not known when the EPA will propose new standards for existing sources.

Cross-State Air Pollution Rule (CSAPR) — In July 2011, the EPA issued its CSAPR to address long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities located in the eastern half of the United States, including Wisconsin.  The CSAPR sets more stringent requirements than the proposed Clean Air Transport Rule.  The rule also creates an emissions trading program.

On Dec. 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a stay of the CSAPR, pending completion of judicial review.  Oral arguments in the case were held in April 2012 and it is anticipated the D.C. Circuit will rule on the challenges to the CSAPR during the summer of 2012.  It is not known at this time whether the CSAPR will be upheld, reversed or will require modifications pursuant to a future D.C. Circuit decision.

If the CSAPR is upheld and unmodified, NSP-Wisconsin would likely make a combination of system operating changes and allowance purchases.  NSP-Wisconsin estimates the cost of compliance would be $0.2 million, and expects the cost of any required capital investment will be recoverable from customers.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective April 2012.  The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 megawatts to demonstrate compliance within three to four years of the effective date.  NSP-Wisconsin believes these costs will be recoverable through regulatory mechanisms and does not expect a material impact on results of operations, financial position or cash flows.

Revisions to National Ambient Air Quality Standards (NAAQS) for PM — In June 2012, the EPA proposed to lower the primary (health-based) NAAQS for annual average fine PM and to retain the current daily standard for fine PM.  In areas in which NSP-Wisconsin operates power plants, current monitored air concentrations are below the range of the proposed annual primary standard.  The EPA also proposed to add a secondary (welfare-based) NAAQS to improve visibility, primarily in urban areas.  NSP-Wisconsin expects the proposed visibility standard would likely be met where NSP-Wisconsin operates power plants based on currently available information.  A final rule is expected in December 2012 and the EPA is expected to designate non-compliant locations by December 2014.  If such areas are identified, states would then study the sources of the nonattainment and make emission reduction plans to attain the standards.  It is not possible to evaluate the impact of this regulation further until its final requirements are known.

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

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of NSP-Wisconsin, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In November 2011, oral arguments were presented.  It is unknown when the Ninth Circuit will render a final opinion.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  While Xcel Energy Inc. believes the likelihood of loss is remote, given the nature of this case and any surrounding uncertainty, it could potentially have a material impact on NSP-Wisconsin’s consolidated results of operations, cash flows or financial position.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc. and NSP-Wisconsin.  The amount of damages claimed by plaintiffs is unknown.  The defendants, including Xcel Energy Inc., believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  While Xcel Energy Inc. believes the likelihood of loss is remote, given the nature of this case and any surrounding uncertainty, it could potentially have a material impact on NSP-Wisconsin’s consolidated results of operations, cash flows or financial position.  No accrual has been recorded for this matter.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following table presents commercial paper outstanding for NSP-Wisconsin:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$150	$150
Amount outstanding at period end	79	66
Average amount outstanding	69	24
Maximum amount outstanding	147	70
Weighted average interest rate, computed on a daily basis	0.40%	0.37%
Weighted average interest rate at period end	0.40	0.46

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

At June 30, 2012, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$150.0	$79.0	$71.0

(a)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  NSP-Wisconsin had no direct advances on the credit facility outstanding at June 30, 2012 and Dec. 31, 2011.

Amended Credit Agreement — In July 2012, NSP-Wisconsin entered into an amended five-year credit agreement with a syndicate of banks, replacing the previous four-year credit agreement. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with an improvement in pricing and an extension of maturity from March 2015 to July 2017. The Eurodollar borrowing margin on the line of credit was reduced from a range of 100 to 200 basis points per year, to a range of 87.5 to 175 basis points per year based on applicable long-term credit ratings. The commitment fees, calculated on the unused portion of the line of credit, were reduced from a range of 10 to 35 basis points per year, to a range of 7.5 to 27.5 basis points per year, also based on applicable long-term credit ratings.

NSP-Wisconsin has the right to request an extension of the revolving termination date for an additional one-year period, subject to majority bank group approval.

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At June 30, 2012 and Dec. 31, 2011, there were no letters of credit outstanding.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	June 30, 2012	Dec. 31, 2011
Notes payable to affiliates	$0.6	$0.5
Weighted average interest rate	0.34%	0.46%

8.	Fair Value of Financial Assets and Liabilities

Fair Value Measurements

The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value.  A hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance. The three levels in the hierarchy are as follows:

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

At June 30, 2012, accumulated OCI related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.  There were immaterial losses related to interest rate derivatives reclassified from accumulated OCI into earnings during the three months ended June 30, 2012 and 2011 and 0.1 million of net losses reclassified from accumulated OCI into earnings during the six months ended June 30, 2012 and 2011.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, including the sale of natural gas or the purchase of natural gas for resale.  At June 30, 2012, NSP-Wisconsin held an immaterial amount of commodity derivatives.

The following table details the gross notional amounts of commodity forwards and options at June 30, 2012 and Dec. 31, 2011:

(Amounts in Thousands) (a)(b)	June 30, 2012	Dec. 31, 2011
MMBtu of natural gas	177	1,393

(a)	Amounts are not reflective of net positions in the underlying commodities.
(b)	Notional amounts for options are also included on a gross basis, but are weighted for the probability of exercise.

During the three months ended June 30, 2012, changes in the fair value of natural gas commodity derivatives resulted in an immaterial amount of net gains recognized as regulatory assets and liabilities.  During the six months ended June 30, 2012, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.4 million recognized as regulatory assets and liabilities.  During the three and six months ended June 30, 2011, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.2 million and $0.5 million, respectively, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement losses of $2.9 million and $2.0 million were recognized during the six months ended June 30, 2012 and 2011, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.  There were no material settlement gains or losses on commodity derivatives for the three months ended June 30, 2012 and 2011.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2012 and 2011.

Recurring Fair Value Measurements

The following tables present, for each of the hierarchy levels, NSP-Wisconsin’s liabilities that are measured at fair value on a recurring basis:

	Dec. 31, 2011
	Fair Value
				Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Current derivative liabilities
Natural gas commodity	$418	$2,096	$-	$2,514

Fair Value of Long-Term Debt

As of June 30, 2012 and Dec. 31, 2011, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2012		Dec. 31, 2011
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$369,391	$482,869	$369,369	$474,356

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of June 30, 2012 and Dec. 31, 2011, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and current estimates of fair values may differ significantly.

9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2012	2011	2012	2011
Interest (expense) income	$(25)	$(5)	$632	$166
Other nonoperating income	46	27	39	6
Insurance policy expense	(61)	(82)	(211)	(158)
Other (expense) income, net	$(40)	$(60)	$460	$14

10.	Segment Information

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended June 30, 2012
Operating revenues from external customers	$179,105	$14,830	$238	$-	$194,173
Intersegment revenues	109	61	-	(170)	-
Total revenues	$179,214	$14,891	$238	$(170)	$194,173
Net income (loss)	$6,127	$(947)	$562	$-	$5,742

Three Months Ended June 30, 2011
Operating revenues from external customers	$178,692	$19,880	$278	$-	$198,850
Intersegment revenues	116	276	-	(392)	-
Total revenues	$178,808	$20,156	$278	$(392)	$198,850
Net income (loss)	$9,139	$(618)	$(43)	$-	$8,478

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Six Months Ended June 30, 2012
Operating revenues from external customers	$361,106	$56,322	$544	$-	$417,972
Intersegment revenues	196	264	-	(460)	-
Total revenues	$361,302	$56,586	$544	$(460)	$417,972
Net income	$17,375	$2,453	$792	$-	$20,620

Six Months Ended June 30, 2011
Operating revenues from external customers	$363,060	$73,363	$535	$-	$436,958
Intersegment revenues	216	838	-	(1,054)	-
Total revenues	$363,276	$74,201	$535	$(1,054)	$436,958
Net income	$19,520	$3,592	$9	$-	$23,121

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2012	2011	2012	2011
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$1,150	$1,234	$5	$5
Interest cost	1,925	1,998	274	300
Expected return on plan assets	(2,634)	(2,841)	(12)	(18)
Amortization of transition obligation	-	-	43	43
Amortization of prior service cost (credit)	443	474	(3)	(3)
Amortization of net loss	1,487	1,066	128	94
Net benefit cost recognized for financial reporting	$2,371	$1,931	$435	$421

	Six Months Ended June 30
	2012	2011	2012	2011
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$2,284	$2,136	$10	$9
Interest cost	3,835	4,016	538	572
Expected return on plan assets	(5,245)	(5,742)	(25)	(37)
Amortization of transition obligation	-	-	86	86
Amortization of prior service cost (credit)	886	948	(7)	(7)
Amortization of net loss	2,922	2,034	242	182
Net benefit cost recognized for financial reporting	$4,682	$3,392	$844	$805

In January 2012, contributions of $190.5 million were made across four of Xcel Energy’s pension plans, of which $12.3 million was attributable to NSP-Wisconsin.  Xcel Energy does not expect additional pension contributions during 2012.

In June 2012, to manage volatility in equity pricing within the pension master trust, Xcel Energy entered into equity collar contracts with a net-zero cost at initiation on a portion of the equity securities.  The equity collar strategy is designed to reduce potential equity losses while limiting gains, resulting in lower equity volatility for the pension plans.  At June 30, 2012, the mark-to-market value of these arrangements was not material to the value of the pension trust assets.  These arrangements will expire in December 2012.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by  regulatory bodies; availability or cost of capital; employee workforce factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2011, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Results of Operations

NSP-Wisconsin’s net income was $20.6 million for the six months ended June 30, 2012, compared with $23.1 million for the same period in 2011.  The decrease was primarily due to the impact of warmer winter weather and higher O&M expenses, partially offset by rate increases effective in January 2012 and the impact of warmer summer weather.

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

	Six Months Ended June 30
(Millions of Dollars)	2012	2011
Electric revenues	$361	$363
Electric fuel and purchased power	(206)	(206)
Electric margin	$155	$157

The following tables summarize the components of the changes in electric revenues and margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2012 vs. 2011
Retail rate increases	$5
Demand revenue	3
Retail sales increase (excluding weather impact)	1
Estimated impact of weather	(4)
Sales mix	(4)
Firm wholesale	(3)
Total decrease in electric revenues	$(2)

Electric Margin

(Millions of Dollars)	2012 vs. 2011
Retail rate increases	$5
Demand revenue	3
Estimated impact of weather	(4)
Sales mix	(4)
Firm wholesale	(1)
Other, net	(1)
Total decrease in electric margin	$(2)

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details the natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2012	2011
Natural gas revenues	$56	$73
Cost of natural gas sold and transported	(34)	(49)
Natural gas margin	$22	$24

The following tables summarize the components of the changes in natural gas revenues and margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2012 vs. 2011
Purchased natural gas adjustment clause recovery	$(15)
Estimated impact of weather	(4)
Retail rate increase	2
Total decrease in natural gas revenues	$(17)

Natural Gas Margin

(Millions of Dollars)	2012 vs. 2011
Estimated impact of weather	$(4)
Retail rate increase	2
Total decrease in natural gas margin	$(2)

Non-Fuel Operating Expenses and Other Items

Income Taxes — Income tax expense decreased by $2.3 million for the first six months of 2012, compared with the same period in 2011.  The decrease in income tax expense was primarily due to lower pretax earnings in 2012.  The effective tax rate was 38.7 percent for the first six months of 2012, compared with 39.8 percent for the same period in 2011.  The higher effective tax rate for the first six months of 2011 was primarily due to tax expense from the prior year adjustments.  Without this tax expense, the effective tax rate for the first six months of 2011 would have been 38.2 percent.

Factors Affecting Results of Operations

Public Utility Regulation

CapX2020 Certificate of Public Convenience and Necessity (CPCN) — The PSCW issued a CPCN for the Wisconsin portion of the CapX2020 Hampton, Minn. to La Crosse, Wis. 345 kilovolt (KV) project on May 30, 2012.  The Wisconsin portion consists of approximately 50 miles of new transmission line.  The route approved by the PSCW differed slightly from the route preferred by NSP-Wisconsin.  The cost for the approved route is estimated at $211 million.  Construction on the Wisconsin portion of the line is anticipated to begin in 2013 and the line is expected to go into service in 2015.

Summary of Recent Federal Regulatory Developments

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

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — In July 2011, the FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development.  The impacts of the new requirements relating to future transmission development and ownership in Wisconsin are uncertain.  Compliance filings to address these new requirements are due October 2012, and are effective prospectively.

In May 2012, the FERC issued Order 1000-A, its order on rehearing of Order 1000.  Order 1000-A declined all motions for rehearing and offered limited clarification of aspects of the final rule.  Several parties filed requests for clarification of Order 1000-A.  Several appeals of Order 1000 have also been filed and these appeals have been consolidated into the D.C. Circuit.  These appeals are expected to be heard over the next 12 months with a ruling expected sometime in mid-2013.

La Crosse, Wis. to Madison, Wis. Transmission Line Complaint — In February 2012, Xcel Energy and NSP-Wisconsin filed a complaint with the FERC concerning ownership of the proposed La Crosse, Wis. to Madison, Wis. 345 KV transmission line. The complaint stated that Midwest Independent Transmission System Operator, Inc. (MISO) had determined that the line is to be owned by NSP-Wisconsin and American Transmission Company LLC (ATC) under the terms of the MISO Transmission Owners Agreement (TOA) and Tariff. However, ATC asserted a different interpretation of the TOA and Tariff provisions that would effectively deny NSP-Wisconsin the ability to invest $175 million in the proposed multi-value project. On July 19, 2012, the FERC granted Xcel Energy and NSP-Wisconsin’s complaint, ruling that the responsibilities to construct the La Crosse, Wis. to Madison, Wis. transmission line belong equally to both parties, NSP-Wisconsin and ATC.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of June 30, 2012, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

Additional Information

See Note 6 to the consolidated financial statements for further discussion of legal claims and environmental proceedings.  See Note 5 to the consolidated financial statements for discussion of proceedings involving utility rates and other regulatory matters.

Item 1A — RISK FACTORS

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2011, which is incorporated herein by reference.

Item 4 — MINE SAFETY DISCLOSURES

None.

Item 5 — OTHER INFORMATION

None.

Item 6 — EXHIBITS

*Indicates incorporation by reference
t
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

3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) dated Jan. 21, 2004).
3.02*	By-Laws of NSP-Wisconsin as amended June 3, 2008 (Exhibit 3.02 to Form 10-Q (file no. 001-03140) dated Aug. 4, 2008).
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
101 t
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

Aug. 6, 2012	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director