Form 10-Q
period 2012-09-30
NORTHERN STATES POWER CO /WI/
filed 2012-10-29
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 29, 2012
Common Stock, $100 par value	933,000 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2012	2011	2012	2011
Operating revenues
Electric	$214,426	$210,810	$575,532	$573,870
Natural gas	11,742	13,312	68,064	86,675
Other	307	346	851	881
Total operating revenues	226,475	224,468	644,447	661,426

Operating expenses
Electric fuel and purchased power	111,088	109,877	316,982	315,542
Cost of natural gas sold and transported	5,656	7,472	39,658	56,817
Operating and maintenance expenses	41,726	41,619	122,718	121,516
Conservation program expenses	3,714	3,232	10,836	9,715
Depreciation and amortization	17,338	17,311	51,440	50,956
Taxes (other than income taxes)	6,218	5,925	18,816	17,836
Total operating expenses	185,740	185,436	560,450	572,382

Operating income	40,735	39,032	83,997	89,044

Other (expense) income, net	(85)	133	375	147
Allowance for funds used during construction — equity	(385)	289	1,379	700

Interest charges and financing costs
Interest charges — includes other financing costs of $375, $452, $1,185 and $1,261, respectively	5,944	6,017	18,003	18,102
Allowance for funds used during construction — debt	(995)	(40)	(1,220)	(117)
Total interest charges and financing costs	4,949	5,977	16,783	17,985

Income before income taxes	35,316	33,477	68,968	71,906
Income taxes	13,116	13,504	26,148	28,812
Net income	$22,200	$19,973	$42,820	$43,094

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2012	2011	2012	2011

Net income	$22,200	$19,973	$42,820	$43,094

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $12, $13, $37 and $38, respectively	20	19	58	57

Other comprehensive income	20	19	58	57
Comprehensive income	$22,220	$19,992	$42,878	$43,151

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2012	2011
Operating activities
Net income	$42,820	$43,094
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,291	51,948
Deferred income taxes	19,604	29,000
Amortization of investment tax credits	(469)	(460)
Allowance for equity funds used during construction	(1,379)	(700)
Net derivative losses	95	95
Changes in operating assets and liabilities:
Accounts receivable	(11,303)	1,950
Accrued unbilled revenues	9,496	16,108
Inventories	3,924	(1,209)
Other current assets	6,142	5,697
Accounts payable	(7,307)	(11,844)
Net regulatory assets and liabilities	6,150	(3,386)
Other current liabilities	9,701	(472)
Pension and other employee benefit obligations	(11,002)	(6,973)
Change in other noncurrent assets	(119)	265
Change in other noncurrent liabilities	(500)	(2,155)
Net cash provided by operating activities	118,144	120,958

Investing activities
Utility capital/construction expenditures	(106,553)	(92,687)
Allowance for equity funds used during construction	1,379	700
Other, net	1,096	(52)
Net cash used in investing activities	(104,078)	(92,039)

Financing activities
Proceeds from short-term borrowings, net	33,000	28,000
Proceeds from notes payable to affiliate	50	111,300
Repayments of notes payable to affiliate	-	(148,300)
Repayments of long-term debt	(48)	(44)
Capital contributions from parent	2,162	-
Dividends paid to parent	(49,306)	(24,840)
Net cash used in financing activities	(14,142)	(33,884)

Net change in cash and cash equivalents	(76)	(4,965)
Cash and cash equivalents at beginning of period	1,571	6,445
Cash and cash equivalents at end of period	$1,495	$1,480

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(16,925)	$(17,637)
Cash received for income taxes, net	1,971	1,843
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$8,866	$1,323

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2012	Dec. 31, 2011
Assets
Current assets
Cash and cash equivalents	$1,495	$1,571
Accounts receivable, net	49,454	51,838
Accrued unbilled revenues	39,172	48,668
Inventories	21,779	25,703
Regulatory assets	10,698	14,133
Prepaid taxes	16,074	21,841
Deferred income taxes	8,855	-
Prepayments and other	2,660	2,991
Total current assets	150,187	166,745

Property, plant and equipment, net	1,264,084	1,207,698

Other assets
Regulatory assets	228,334	229,910
Other investments	3,052	4,148
Other	2,964	2,970
Total other assets	234,350	237,028
Total assets	$1,648,621	$1,611,471

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,256	$1,286
Short-term debt	99,000	66,000
Notes payable to affiliates	550	500
Accounts payable	24,258	30,897
Accounts payable to affiliates	22,056	23,285
Dividends payable to parent	8,005	8,107
Regulatory liabilities	6,673	16,609
Environmental liabilities	31,650	30,699
Accrued interest	5,565	6,521
Taxes accrued	8,656	1,238
Derivative instruments	-	2,514
Other	10,917	10,155
Total current liabilities	218,586	197,811

Deferred credits and other liabilities
Deferred income taxes	263,853	234,222
Deferred investment tax credits	8,930	8,499
Regulatory liabilities	121,976	119,187
Environmental liabilities	78,800	79,399
Customer advances	15,736	15,765
Pension and employee benefit obligations	49,222	60,328
Other	6,382	7,024
Total deferred credits and other liabilities	544,899	524,424

Commitments and contingencies
Capitalization
Long-term debt	368,147	368,083
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Sept. 30, 2012 and Dec. 31, 2011, respectively	93,300	93,300
Additional paid in capital	189,233	187,071
Retained earnings	234,912	241,296
Accumulated other comprehensive loss	(456)	(514)
Total common stockholder’s equity	516,989	521,153
Total liabilities and equity	$1,648,621	$1,611,471

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2012 and Dec. 31, 2011; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2012 and 2011; and its cash flows for the nine months ended Sept. 30, 2012 and 2011.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after Sept. 30, 2012 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2011 balance sheet information has been derived from the audited 2011 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2011.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2011, filed with the SEC on Feb. 27, 2012.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Accounts receivable, net (a)
Accounts receivable	$53,444	$56,604
Less allowance for bad debts	(3,990)	(4,766)
	$49,454	$51,838

(a)	Accounts receivable, net includes $256 due from affiliates as of Sept. 30, 2012.

(Thousands of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Inventories
Materials and supplies	$6,369	$5,838
Fuel	6,960	9,335
Natural gas	8,450	10,530
	$21,779	$25,703

(Thousands of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Property, plant and equipment, net
Electric plant	$1,744,066	$1,684,537
Natural gas plant	219,630	213,665
Common and other property	110,494	113,597
Construction work in progress	74,910	54,627
Total property, plant and equipment	2,149,100	2,066,426
Less accumulated depreciation	(885,016)	(858,728)
	$1,264,084	$1,207,698

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 5 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in September 2013.  In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2012, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2008.  As of Sept. 30, 2012, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefits is as follows:

(Millions of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Unrecognized tax benefit — Permanent tax positions	$0.1	$-
Unrecognized tax benefit — Temporary tax positions	1.2	1.5
Total unrecognized tax benefit	$1.3	$1.5

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) carryforwards.  The amounts of tax benefits associated with NOL carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2012	Dec. 31, 2011
NOL carryforwards	$(0.9)	$(1.1)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  At this time, due to the uncertain nature of the audit process, an overall range of possible change cannot be reasonably estimated.

The payable for interest related to unrecognized tax benefits is largely offset by the interest benefit associated with NOL carryforwards.  The payables for interest related to unrecognized tax benefits at Sept. 30, 2012 and Dec. 31, 2011 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2012 or Dec. 31, 2011.

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

Pending Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

2012 Electric and Gas Rate Case — In June 2012, NSP-Wisconsin filed a request with the PSCW to increase rates for electric and natural gas service effective Jan. 1, 2013.  NSP-Wisconsin requested an overall increase in annual electric rates of $39.1 million, or 6.7 percent, and an increase in natural gas rates of $5.3 million, or 4.9 percent.

The electric rate filing was based on a 2013 forecast test year, a return on equity (ROE) of 10.40 percent, an equity ratio of 52.50 percent and an average 2013 electric rate base of approximately $788.6 million.  The natural gas rate request was solely due to a proposal to recover the initial costs associated with the environmental cleanup of the Ashland/Northern States Power Lakefront Superfund Site (the Ashland site) in Ashland, Wis.

On Oct. 19, 2012, the PSCW Staff and intervenors filed their direct testimony.  The PSCW Staff recommended an electric rate increase of $32.9 million, or 5.6 percent, based on a 10.40 percent ROE and a 52.50 percent equity ratio.  The major adjustments recommended by the PSCW Staff were a $2.2 million reduction in employee compensation expense primarily related to disallowance of the annual incentive program, and a net $2.9 million reduction in electric fuel expense and fixed production charges.  The PSCW Staff testimony acknowledged the unique issues before the PSCW related to the Ashland site cleanup and presented several alternatives for consideration by the PSCW.

Rebuttal testimony is expected to be filed on Oct. 31, 2012, and the hearing is expected to be held on Nov. 7, 2012.  A PSCW decision is anticipated in December 2012.

6.	Commitments and Contingencies

Except as noted below and in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q the circumstances set forth in Notes 9 and 10 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.  The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Guarantee issued and outstanding	$1.0	$1.0
Current exposure under the guarantee	0.4	0.5

Environmental Contingencies

MGP Sites

Ashland MGP Site — NSP-Wisconsin has been named a potentially responsible party (PRP) for contamination at a site in Ashland, Wis.  The Ashland site includes property owned by NSP-Wisconsin, which was a site previously operated by a predecessor company as a MGP facility (the Upper Bluff), and two other properties: an adjacent city lakeshore park area (Kreher Park), on which an unaffiliated third party previously operated a sawmill and conducted creosote treating operations; and an area of Lake Superior’s Chequamegon Bay adjoining the park (the Sediments).

The U.S. Environmental Protection Agency (EPA) issued its Record of Decision (ROD) in September 2010, which documents the remedy that the EPA has selected for the cleanup of the Ashland site.  In April 2011, the EPA issued special notice letters identifying several entities, including NSP-Wisconsin, as PRPs, for future remediation at the site.  The special notice letters requested that those PRPs participate in negotiations with the EPA regarding how the PRPs intended to conduct or pay for the remediation.  As a result of those settlement negotiations, the EPA agreed to segment the Ashland site into separate areas.  The first area (Phase I Project Area) includes soil and groundwater in Kreher Park and the Upper Bluff.  The second area includes the Sediments.

In October 2012, a settlement among the EPA, the Wisconsin Department of Natural Resources (WDNR), the Bad River and Red Cliff Bands of the Lake Superior Tribe of Chippewa Indians and NSP-Wisconsin was approved by the U.S. District Court for the Western District of Wisconsin.  This settlement resolves claims against NSP-Wisconsin for its alleged responsibility for the remediation of the Phase I Project Area.  Under the terms of the settlement, NSP-Wisconsin agreed to perform the remediation of the Phase I Project Area, but does not admit any liability with respect to the Ashland site.  The settlement reflects a cost estimate for the clean up of the Phase I Project Area of $40 million.  The settlement also resolves claims by the federal, state and tribal trustees against NSP-Wisconsin for alleged natural resource damages at the Ashland site, including both the Phase I Project Area and the Sediments.  As part of the settlement, NSP-Wisconsin will convey approximately 1,390 acres of land to the State of Wisconsin and tribes so that they may manage and preserve the natural resource benefits associated with those properties.  Assuming final access agreements are obtained, fieldwork at the Ashland site will commence as early as November 2012.

Negotiations between the EPA and NSP-Wisconsin regarding who will pay or perform the cleanup of the Sediments are ongoing.  The EPA’s ROD for the Ashland site estimates that the cost of the preferred remediation related to the Sediments is between $63.3 million and $77.1 million, with a potential deviation in such estimated costs of up to 50 percent higher to 30 percent lower.

In August 2012, NSP-Wisconsin also filed litigation against other PRPs for their share of the cleanup costs for the Ashland site.  Answers to the NSP-Wisconsin complaint were due from other parties on Oct. 22, 2012.  The U.S. District Court has not yet issued a scheduling order for litigation.

At each of Sept. 30, 2012 and Dec. 31, 2011, NSP-Wisconsin had recorded a liability of $104.3 million for the Ashland site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $26.6 million was considered a current liability.  NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change until after negotiations or litigation with the EPA and other PRPs are fully resolved.  NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site.  Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include, but are not limited to, the cleanup approach implemented for the Sediments, which party implements the cleanup, the timing of when the cleanup is implemented, the contributions, if any, by other PRPs and whether federal or state funding may be directed to help offset remediation costs at the Ashland site.

NSP-Wisconsin has deferred, as a regulatory asset, the estimated site remediation costs less insurance and rate recoveries, based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized in NSP-Wisconsin rates recovery of all remediation costs incurred at the Ashland site, and has authorized recovery of MGP remediation costs by other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin retail rate case process.  Under an existing PSCW policy with respect to recovery of remediation costs for MGPs, utilities have recovered remediation costs in natural gas rates, amortized over a four- to six-year period.  The PSCW has not allowed utilities to recover their carrying costs on unamortized regulatory assets for MGP remediation.  In a recent rate case decision, the PSCW recognized the potential magnitude of the future liability for, and circumstances of, the cleanup at the Ashland site and indicated it may consider alternatives to its established MGP site cleanup cost accounting and cost recovery guidelines for the Ashland site in a future proceeding.  Pursuant to the PSCW decision, NSP-Wisconsin proposed an alternative long-term plan to recover costs related to the Ashland site in the rate case application filed on June 1, 2012.  As compared to the current cost recovery policy, NSP-Wisconsin’s alternative proposal mitigates the rate impact to natural gas customers and allows for partial recovery of carrying costs.  NSP-Wisconsin expects a decision on the alternative cost recovery plan by the end of 2012.

Other MGP Sites — NSP-Wisconsin is currently involved in investigating and/or remediating several other MGP sites where hazardous or other regulated materials may have been deposited.  NSP-Wisconsin has identified three sites where former MGP activities have or may have resulted in actual site contamination and are under current investigation and/or remediation.  At some or all of these MGP sites, there are other parties that may have responsibility for some portion of any remediation that may be conducted.  NSP-Wisconsin anticipates that the majority of the remediation at these sites will continue through at least 2014.  For these sites, NSP-Wisconsin had accrued $3.6 million and $3.3 million at Sept. 30, 2012 and Dec. 31, 2011, respectively.  There may be insurance recovery and/or recovery from other PRPs that will offset any costs actually incurred at these sites.  NSP-Wisconsin anticipates that any amounts actually spent will be fully recovered from customers.

Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — In April 2012, the EPA proposed a GHG NSPS for newly constructed power plants.  The proposal requires that carbon dioxide (CO2) emission rates be equal to those achieved by a natural gas combined-cycle plant, even if the plant is coal-fired.  The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and that installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program.  Xcel Energy submitted comments on the proposed GHG NSPS in June 2012.  It is not possible to evaluate the impact of this regulation until its final requirements are known.

The EPA also plans to propose GHG regulations applicable to emissions from existing power plants under the Clean Air Act (CAA).  It is not known when the EPA will propose new standards for existing sources.

Cross-State Air Pollution Rule (CSAPR) — In July 2011, the EPA issued the CSAPR intended to address long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities located in the eastern half of the United States, including Wisconsin.  The CSAPR would have set more stringent requirements than the proposed Clean Air Transport Rule.  The rule also would have created an emissions trading program.

In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA.  The D.C. Circuit also stated that the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement.  In October 2012, the EPA, as well as state and local governments and environmental advocates, petitioned the D.C. Circuit to rehear the CSAPR appeal.  It is not yet known whether the court will grant rehearing of the case, or how the EPA might approach a replacement rule.  Therefore, it is not known what requirements may be imposed in the future.

If the EPA continues administering the CAIR while the CSAPR is pending, NSP-Wisconsin expects to comply with the CAIR primarily through the purchase of emissions allowances.  Based on current CAIR allowance prices, the cost of CAIR compliance is not expected to have a material impact on results of operations, financial position or cash flows.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective April 2012.  The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 megawatts to demonstrate compliance within three to four years of the effective date.  NSP-Wisconsin expects to comply with the EGU MATS rule through a combination of mercury and other emission control projects.  NSP-Wisconsin believes these costs will be recoverable through regulatory mechanisms and does not expect a material impact on results of operations, financial position or cash flows.

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

Legal Contingencies

NSP-Wisconsin is involved in various litigation matters that are being defended and handled in the ordinary course of business.  The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events.  Management maintains accruals for such losses that are probable of being incurred and subject to reasonable estimation.  Management is sometimes unable to estimate an amount or range of a reasonably possible loss, in certain situations, including but not limited to where (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories.  In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.  For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on NSP-Wisconsin’s financial statements.

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in the U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of NSP-Wisconsin, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In October 2012 the Ninth Circuit affirmed the U.S. District Court’s dismissal.  On Oct.14, 2012, plaintiffs filed a petition for rehearing en banc.  It is uncertain when the Ninth Circuit will respond to this petition.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  Although Xcel Energy Inc. believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc. and NSP-Wisconsin.  The amount of damages claimed by plaintiffs is unknown.  The defendants, including Xcel Energy Inc., believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  Although Xcel Energy Inc. believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following table presents commercial paper outstanding for NSP-Wisconsin:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$150	$150
Amount outstanding at period end	99	66
Average amount outstanding	88	24
Maximum amount outstanding	116	70
Weighted average interest rate, computed on a daily basis	0.38%	0.37%
Weighted average interest rate at period end	0.38	0.46

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At Sept. 30, 2012 and Dec. 31, 2011, there were no letters of credit outstanding.

Credit Facility — In order to use its commercial paper program to fulfill short-term funding needs, NSP-Wisconsin must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under this credit facility.  The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

At Sept. 30, 2012, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$150.0	$99.0	$51.0

(a)	Includes outstanding commercial paper.

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

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	Sept. 30, 2012	Dec. 31, 2011
Notes payable to affiliates	$0.6	$0.5
Weighted average interest rate	0.33%	0.46%

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

Interest rate derivatives — The fair values of interest rate derivatives are based on broker quotes that utilize current market interest rate forecasts.

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

NSP-Wisconsin continuously monitors the creditworthiness of the counterparties to its interest rate and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment, as well as an assessment of the impact of NSP-Wisconsin’s own credit risk when determining the fair value of derivative liabilities, the impact of considering credit risk was immaterial to the fair value of commodity derivatives presented in the consolidated balance sheets.

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

At Sept. 30, 2012, accumulated other comprehensive loss related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.  There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended Sept. 30, 2012 and 2011 and $0.1 million of net pre-tax losses reclassified from accumulated other comprehensive loss into earnings during the nine months ended Sept. 30, 2012 and 2011.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive loss, included as a component of common stockholder’s equity and in the consolidated statement of comprehensive income, is detailed in the following table:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2012	2011
Accumulated other comprehensive loss related to cash flow hedges at July 1	$(476)	$(552)
After-tax net realized losses on derivative transactions reclassified into earnings	20	19
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(456)	$(533)

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2012	2011
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(514)	$(590)
After-tax net realized losses on derivative transactions reclassified into earnings	58	57
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(456)	$(533)

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, including the sale of natural gas or the purchase of natural gas for resale.  At Sept. 30, 2012, NSP-Wisconsin held an immaterial amount of commodity derivatives.

The following table details the gross notional amounts of commodity forwards and options at Sept. 30, 2012 and Dec. 31, 2011:

(Amounts in Thousands) (a)(b)	Sept. 30, 2012	Dec. 31, 2011
MMBtu of natural gas	328	1,393

(a)	Amounts are not reflective of net positions in the underlying commodities.
(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

During the three months ended Sept. 30, 2012, changes in the fair value of natural gas commodity derivatives resulted in an immaterial amount of net gains recognized as regulatory assets and liabilities.  During the nine months ended Sept. 30, 2012, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.4 million recognized as regulatory assets and liabilities.  During the three and nine months ended Sept. 30, 2011, changes in the fair value of natural gas commodity derivatives resulted in net losses of $1.2 million and $1.7 million, respectively, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement losses of $2.9 million and $2.0 million were recognized during the nine months ended Sept. 30, 2012 and 2011, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.  There were no material settlement gains or losses on commodity derivatives for the three months ended Sept. 30, 2012 and 2011.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2012 and 2011.

Recurring Fair Value Measurements

The following table presents, for each of the hierarchy levels, NSP-Wisconsin’s liabilities that are measured at fair value on a recurring basis:

	Dec. 31, 2011
	Fair Value
				Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Current derivative liabilities
Natural gas commodity	$418	$2,096	$-	$2,514

Fair Value of Long-Term Debt

As of Sept. 30, 2012 and Dec. 31, 2011, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2012		Dec. 31, 2011
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$369,403	$483,430	$369,369	$474,356

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of Sept. 30, 2012 and Dec. 31, 2011, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and current estimates of fair values may differ significantly.

9.	Other (Expense) Income, net

Other (expense) income, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2012	2011	2012	2011
Interest income	$18	$88	$650	$254
Other nonoperating income	18	45	57	56
Insurance policy (expense) income	(121)	3	(332)	(155)
Other nonoperating expense	-	(3)	-	(8)
Other (expense) income, net	$(85)	$133	$375	$147

10.	Segment Information

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended Sept. 30, 2012
Operating revenues from external customers	$214,426	$11,742	$307	$-	$226,475
Intersegment revenues	82	321	-	(403)	-
Total revenues	$214,508	$12,063	$307	$(403)	$226,475
Net income (loss)	$21,743	$(1,461)	$1,918	$-	$22,200

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended Sept. 30, 2011
Operating revenues from external customers	$210,810	$13,312	$346	$-	$224,468
Intersegment revenues	83	212	-	(295)	-
Total revenues	$210,893	$13,524	$346	$(295)	$224,468
Net income (loss)	$21,178	$(1,835)	$630	$-	$19,973

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Nine Months Ended Sept. 30, 2012
Operating revenues from external customers	$575,532	$68,064	$851	$-	$644,447
Intersegment revenues	278	585	-	(863)	-
Total revenues	$575,810	$68,649	$851	$(863)	$644,447
Net income	$39,118	$992	$2,710	$-	$42,820

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Nine Months Ended Sept. 30, 2011
Operating revenues from external customers	$573,870	$86,675	$881	$-	$661,426
Intersegment revenues	299	1,050	-	(1,349)	-
Total revenues	$574,169	$87,725	$881	$(1,349)	$661,426
Net income	$40,698	$1,757	$639	$-	$43,094

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2012	2011	2012	2011
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$1,142	$1,067	$5	$4
Interest cost	1,918	2,007	268	287
Expected return on plan assets	(2,622)	(2,871)	(13)	(19)
Amortization of transition obligation	-	-	42	42
Amortization of prior service cost (credit)	442	473	(4)	(4)
Amortization of net loss	1,460	1,019	123	93
Net benefit cost recognized for financial reporting	$2,340	$1,695	$421	$403

	Nine Months Ended Sept. 30
	2012	2011	2012	2011
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$3,426	$3,203	$15	$13
Interest cost	5,753	6,023	806	859
Expected return on plan assets	(7,867)	(8,613)	(38)	(56)
Amortization of transition obligation	-	-	128	128
Amortization of prior service cost (credit)	1,328	1,421	(11)	(11)
Amortization of net loss	4,382	3,053	365	275
Net benefit cost recognized for financial reporting	$7,022	$5,087	$1,265	$1,208

In January 2012, contributions of $190.5 million were made across four of Xcel Energy’s pension plans, of which $12.3 million was attributable to NSP-Wisconsin.  Xcel Energy does not expect additional pension contributions during 2012.

In June 2012, to manage volatility in equity pricing within the pension master trust, Xcel Energy entered into equity collar contracts with a net-zero cost at initiation on a portion of the equity securities.  The equity collar strategy is designed to reduce potential equity losses while limiting gains, resulting in lower equity volatility for the pension plans.  At Sept. 30, 2012, the mark-to-market value of these arrangements was not material to the value of the pension trust assets or NSP-Wisconsin’s results of operations, cash flows or financial position.  These arrangements will expire in December 2012.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by  regulatory bodies; availability or cost of capital; employee workforce factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2011, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2012.

Results of Operations

NSP-Wisconsin’s net income was $42.8 million for the nine months ended Sept. 30, 2012, compared with $43.1 million for the same period in 2011.  Net income was positively impacted by rate increases, effective in January 2012, and the impact of warmer summer weather, offset by warmer winter weather.

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
	Nine Months Ended Sept. 30
(Millions of Dollars)	2012	2011
Electric revenues	$576	$574
Electric fuel and purchased power	(317)	(316)
Electric margin	$259	$258

The following tables summarize the components of the changes in electric revenues and margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2012 vs. 2011
Retail rate increases	$9
Demand revenue	4
Fuel and purchased power cost recovery	3
Retail sales increase (excluding weather impact)	2
Sales mix	(8)
Firm wholesale	(5)
Estimated impact of weather	(4)
Other, net	1
Total increase in electric revenues	$2

Electric Margin

(Millions of Dollars)	2012 vs. 2011
Retail rate increases	$9
Demand revenue	4
Retail sales increase (excluding weather impact)	2
Sales mix	(8)
Estimated impact of weather	(4)
Firm wholesale	(3)
Other, net	1
Total increase in electric margin	$1

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details the natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2012	2011
Natural gas revenues	$68	$87
Cost of natural gas sold and transported	(40)	(57)
Natural gas margin	$28	$30

The following tables summarize the components of the changes in natural gas revenues and margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2012 vs. 2011
Purchased natural gas adjustment clause recovery	$(17)
Estimated impact of weather	(4)
Retail rate increase	2
Total decrease in natural gas revenues	$(19)

Natural Gas Margin

(Millions of Dollars)	2012 vs. 2011
Estimated impact of weather	$(4)
Retail rate increase	2
Total decrease in natural gas margin	$(2)

Non-Fuel Operating Expenses and Other Items

Income Taxes — Income tax expense decreased by $2.7 million for the first nine months of 2012, compared with the same period in 2011.  The decrease in income tax expense was primarily due to tax expense from prior year adjustments in 2011 and lower pretax earnings in 2012.  The effective tax rate was 37.9 percent for the first nine months of 2012, compared with 40.1 percent for the same period in 2011.  The higher effective tax rate for the first nine months of 2011 was primarily due to tax expense from the prior year adjustments.  Without this tax expense, the effective tax rate for the first nine months of 2011 would have been 38.4 percent.

Factors Affecting Results of Operations

Public Utility Regulation

CapX2020 Certificate of Public Convenience and Necessity (CPCN) — The PSCW issued a CPCN for the Wisconsin portion of the CapX2020 Hampton, Minn. to La Crosse, Wis. 345 kilovolt (KV) project on May 30, 2012.  The Wisconsin portion consists of approximately 50 miles of new transmission line.  The PSCW also approved a route and the cost is estimated at $211 million.  Construction on the Wisconsin portion of the line is anticipated to begin in 2013 and the line is expected to go into service in 2015.

In June 2012, approximately 20 petitions for rehearing were filed with the PSCW by intervenors and interested parties.  The petitions were denied by the PSCW on July 17, 2012.  In August 2012, two intervenors filed a joint petition for judicial review of the PSCW’s order in Dane County Circuit Court, and the PSCW filed a motion to strike the petition.  NSP-Wisconsin, Dairyland Power Cooperative and WPPI Energy filed a notice of appearance and statement of position in the Dane County Circuit Court, but waived their right to brief the issues in the PSCW’s motion.  The PSCW’s motion is currently pending.  The timing of a final court ruling is uncertain.

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

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) —The FERC issued Orders 1000, 1000-A, and 1000-B adopting new requirements for transmission planning, cost allocation, and development to be effective prospectively.  The impacts of the new requirements relating to future transmission development and ownership in Wisconsin are uncertain.  The requirements for transmission planning and cost allocation were addressed by revisions to the Midwest Independent Transmission System Operator, Inc. (MISO) Tariff for NSP-Wisconsin as discussed below in MISO Transmission Pricing.

La Crosse, Wis. to Madison, Wis. Transmission Line Complaint — In February 2012, Xcel Energy Services Inc. and NSP-Wisconsin filed a complaint with the FERC concerning ownership of the proposed La Crosse, Wis. to Madison, Wis. 345 KV transmission line.  The complaint stated that MISO had determined that the line is to be owned by NSP-Wisconsin and American Transmission Company LLC (ATC) under the terms of the MISO Transmission Owners Agreement (TOA) and Tariff.  However, ATC asserted a different interpretation of the TOA and Tariff provisions that would effectively deny NSP-Wisconsin the ability to invest $175 million in the proposed multi-value project (MVP).  In July 2012, the FERC granted Xcel Energy Services Inc.’s and NSP-Wisconsin’s complaint, ruling that the responsibilities to construct the La Crosse, Wis. to Madison, Wis. transmission line belong equally to both parties, NSP-Wisconsin and ATC.  In August 2012, ATC requested rehearing and that the FERC grant a stay of the ruling.  On Sept. 17, 2012, the FERC granted rehearing for purposes of further consideration but did not grant a stay.  Thus, the July ruling remains in effect pending the FERC’s further ruling on rehearing.

ATC Complaint vs. Xcel Energy Services Inc. re Hampton, Minn. – La Crosse, Wis. Transmission Line — In October 2012, ATC filed a complaint against MISO, Xcel Energy Services Inc., NSP-Minnesota and NSP-Wisconsin, alleging that, under the legal principles set forth in the July 2012 FERC ruling in the La Crosse, Wis. to Madison, Wis. Transmission line complaint against ATC, that the FERC should determine that MISO should have designated the Hampton, Minn. to La Crosse, Wis. CapX2020 345 KV line and the La Crosse, Wis. to Madison, Wis. 345 KV line as a single facility under the MISO TOA and Tariff, and ATC thus should have been designated as the owner of the La Crosse, Wis. to Madison, Wis. line portion of the purported single facility.  Xcel Energy believes the ATC complaint is without merit, and filed an answer seeking dismissal of the ATC complaint on Oct. 22, 2012.

MISO Transmission Pricing — The MISO Tariff presently provides for different allocation methods for the costs of new transmission investments: some lower voltage projects are fully allocated to loads near the project vicinity, and other reliability projects are allocated 20 percent regionally and 80 percent to local loads.   If a project qualifies as an MVP, the costs would be fully allocated to all loads in the MISO region.  MVP eligibility is generally obtained for higher voltage (345 KV and higher) projects expected to provide multiple purposes, such as improved reliability, reduced congestion, transmission for renewable energy, and load serving.  Certain parties have appealed the FERC MVP tariff orders to the Seventh Circuit Court of Appeals.

In its Order 1000 compliance filing in October 2012, MISO proposed that all future reliability projects be fully allocated to the zone(s) in which the project is located (rather than allocating costs more broadly).  MVP projects would continue to be eligible for regional cost allocation.   The NSP System has certain new transmission facilities for which other customers in MISO contribute to cost recovery.  The NSP System is the integrated electric production and transmission system of NSP-Minnesota and NSP-Wisconsin, managed by NSP-Minnesota.  Likewise, the NSP System also pays a share of the costs of projects constructed by other transmission owning entities.  The transmission revenues received by the NSP System from MISO, and the transmission charges paid to MISO, associated with projects subject to regional cost allocation could be significant in future periods.

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
10.01*
Amended and Restated Credit Agreement, dated as of July 27, 2012 among NSP-Wisconsin, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (Incorporated by reference to Exhibit 99.05 to Xcel Energy Inc.’s Form 8-K, dated July 27, 2012 (file no. 001-03034)).

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
Oct. 29, 2012
By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director