Form 10-K
period 2012-12-31
NORTHERN STATES POWER CO /WI/
filed 2013-02-25
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of Feb. 25, 2013, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.

DOCUMENTS INCORPORATED BY REFERENCE
Xcel Energy Inc.’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

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

PART I

Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The integrated electric production and transmission system of NSP-Minnesota and NSP-Wisconsin managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
FCA	Fuel clause adjustment

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
APBO	Accumulated postretirement benefit obligation
ARC	Aggregator of Retail Customers
ARO	Asset retirement obligation
ASU	FASB Accounting Standards Update
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CO2	Carbon dioxide
CPCN	Certificate of public convenience and necessity
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG IFRS	Greenhouse gas International Financial Reporting Standards
LNG	Liquefied natural gas
MACT	Maximum Achievable Control Technology
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investor Services, Inc.

MVP	Multi-Value Project
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NOL	Net operating loss
NOx	Nitrogen oxide
O&M	Operating and maintenance
OCI	Other comprehensive income
PCB	Polychlorinated biphenyl
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Purchased power agreement
PRP	Potentially responsible party
PTC	Production tax credit
PV	Photovoltaic
REC	Renewable energy credit
ROE	Return on equity
RPS	Renewable portfolio standards
RSG	Revenue sufficiency guarantee
RTO	Regional Transmission Organization
SO2	Sulfur dioxide
Standard & Poor’s	Standard & Poor’s Ratings Services

Measurements
KV	Kilovolts
KWh	Kilowatt hours
Mcf	Thousand cubic feet
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

COMPANY OVERVIEW

NSP-Wisconsin was incorporated in 1901 under the laws of Wisconsin.  NSP-Wisconsin is an operating utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of northwestern Wisconsin and in the western portion of the Upper Peninsula of Michigan.  The wholesale customers served by NSP-Wisconsin comprised approximately 6 percent of its total KWh sold in 2012.  NSP-Wisconsin also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in the same service territory.  NSP-Wisconsin provides electric utility service to approximately 251,000 customers and natural gas utility service to approximately 108,000 customers.  Approximately 98 percent of NSP-Wisconsin’s retail electric operating revenues were derived from operations in Wisconsin during 2012.  Although NSP-Wisconsin’s large commercial and industrial electric retail customers are comprised of many diversified industries, a significant portion of NSP-Wisconsin’s large commercial and industrial electric sales include customers in the following industries:  paper and allied products, food products, as well as oil and gas extraction.  For small commercial and industrial customers, significant electric retail sales include customers in the following industries:  grocery and dining establishments and educational services.  Generally, NSP-Wisconsin’s earnings contribute approximately 5 percent to 10 percent of Xcel Energy’s consolidated net income.

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

NSP-Wisconsin conducts its utility business in the following reportable segments: regulated electric utility, regulated natural gas utility and all other.  See Note 13 to the consolidated financial statements for further discussion relating to comparative segment revenues, net income and related financial information.

NSP-Wisconsin’s corporate strategy focuses on three core objectives: obtain stakeholder alignment; invest in our regulated utility businesses; and earn a fair return on our utility investments.  NSP-Wisconsin files periodic rate cases and establishes formula rates or automatic rate adjustment mechanisms with state and federal regulators to earn a return on its investments and recover costs of operations.  Environmental leadership is a core priority for NSP-Wisconsin and is designed to meet customer and policy maker expectations for clean energy at a competitive price while creating shareholder value.

ELECTRIC UTILITY OPERATIONS

Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — Retail rates, services and other aspects of NSP-Wisconsin’s operations are regulated by the PSCW and the MPSC, within their respective states.  In addition, each of the state commissions certifies the need for new generating plants and electric transmission lines before the facilities may be sited and built.  NSP-Wisconsin is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, hydroelectric generation licensing, accounting practices, wholesale sales for resale, the transmission of electricity in interstate commerce, compliance with the NERC electric reliability standards, asset transactions and mergers, and natural gas transactions in interstate commerce.  NSP-Wisconsin and NSP-Minnesota have been granted continued joint authorization from the FERC to make wholesale electric sales at market-based prices.  NSP-Wisconsin is a transmission owning member of the MISO RTO.

The PSCW has a biennial base rate filing requirement.  By June of each odd numbered year, NSP-Wisconsin must submit a rate filing for the test year beginning the following January.

Fuel and Purchased Energy Cost Recovery Mechanisms — NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers.  Instead, under Wisconsin rules, utilities submit a forward-looking annual fuel cost plan to the PSCW for approval.  Once the PSCW approves the fuel cost plan, utilities defer the amount of any fuel cost over-collection or under-collection in excess of a two percent annual tolerance band, for future rate recovery or refund.  Approval of a fuel cost plan and any rate adjustment for refund or recovery of deferred costs is determined by the PSCW after an opportunity for a hearing.  Rate recovery of deferred fuel cost is subject to an earnings test based on the utility’s most recently authorized ROE.

NSP-Wisconsin’s wholesale electric rate schedules include a FCA to provide for adjustments to billings and revenues for changes in the cost of fuel and purchased energy.  Effective Jan. 1, 2013, NSP-Wisconsin no longer serves any wholesale municipal electric customers.  Rates for wholesale municipal services provided in 2012 will be subject to a formula rate true-up in 2013.

NSP-Wisconsin’s retail electric rate schedules for Michigan customers include power supply cost recovery factors, which are based on 12-month projections.  After each 12-month period, a reconciliation is submitted whereby over-collections are refunded and any under-collections are collected from the customers over the subsequent 12-month period.

Wisconsin Energy Efficiency and Conservation Goals — In June 2011, the Wisconsin biennial budget bill was signed into law, which rolled back the projected increases for state energy efficiency and conservation funding effective in 2012.  Based on this action, NSP-Wisconsin was allocated approximately $8.1 million of the statewide program costs in 2012.  This amount is expected to increase to approximately $8.6 million by 2014.  Historically, NSP-Wisconsin has recovered these costs in rates charged to Wisconsin retail customers and expects to recover the program costs in rates going forward.

Capacity and Demand

Uninterrupted system peak demand for the NSP System’s electric utility for each of the last three years and the forecast for 2013, assuming normal weather, is listed below.

	System Peak Demand (in MW)
	2010	2011	2012	2013 Forecast
NSP System	9,131	9,792	9,475	9,215

The peak demand for the NSP System typically occurs in the summer.  The 2012 uninterrupted system peak demand for the NSP System occurred on July 2, 2012.  The 2011 peak demand occurred on a day with extremely high temperatures and humidity, which resulted in the highest uninterrupted system peak demand since July 31, 2006.   The 2012 peak demand occurred uninterrupted on a day with weather much closer to normal peak day conditions.  The forecast for 2013 assumes normal peak day weather and includes the impact of the termination of several firm wholesale contracts primarily at NSP-Wisconsin.  The 2013 forecast also reflects the impact of two large commercial and industrial customers that have ceased operations.  These customers represented 0.05 percent of 2012 sales.

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

In November 2012, the MPUC issued an order on NSP-Minnesota’s resource plan and required additional filings to determine the next resources needed for the NSP System generating capacity.  In December 2012, NSP-Minnesota filed its information indicating an estimated need of 150 MW in 2017 and increasing to 440 MW by 2019, with the size and timing to be determined by the MPUC.  A competitive acquisition process is anticipated to commence in March 2013 and result in the selection of a developer or developers by the MPUC in the fourth quarter of 2013.

NSP-Wisconsin CapX2020 CPCN — The PSCW issued a CPCN for the Wisconsin portion of the CapX2020 Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. 345 KV project in May 2012.  The Wisconsin portion consists of approximately 50 miles of new transmission line.  The PSCW also approved a route permit and the cost is estimated at $211 million.  Subsequent legal challenges to the PSCW’s order by intervenors were unsuccessful, thereby rendering the PSCW’s order final.  Construction on the Wisconsin portion of the line is anticipated to begin in 2014 and the line is expected to go into service in 2015.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

	Coal*		Nuclear		Natural Gas		Weighted Average Owned
NSP System Generating Plants	Cost	Percent	Cost	Percent	Cost	Percent	Fuel Cost
2012	$2.13	47%	$0.90	42%	$4.21	11%	$1.88
2011	2.06	55	0.89	40	6.56	5	1.82
2010	1.89	51	0.83	42	6.29	7	1.73

*	Includes refuse-derived fuel and wood.

See Item 1A for further discussion of fuel supply and costs.

Fuel Sources

Coal — The NSP System normally maintains approximately 41 days of coal inventory.  Coal supply inventories at Dec. 31, 2012 and 2011 were approximately 39 and 48 days usage, respectively.  NSP-Minnesota’s generation stations use low-sulfur western coal purchased primarily under contracts with suppliers operating in Wyoming and Montana.  During 2012 and 2011, coal requirements for the NSP System’s major coal-fired generating plants were approximately 7.2 million tons and 9.5 million tons, respectively.  The estimated coal requirements for 2013 are approximately 8.6 million tons.

NSP-Minnesota and NSP-Wisconsin have contracted for coal supplies to provide 97 percent of their coal requirements in 2013, and a declining percentage of the requirements in subsequent years.  The NSP System’s general coal purchasing objective is to contract for approximately 100 percent of requirements for the following year, 67 percent of  requirements in two years, and 33 percent of requirements in three years.  Remaining requirements will be filled through the procurement process or over-the-counter transactions.

NSP-Minnesota and NSP-Wisconsin have a number of coal transportation contracts that provide for delivery of 100 and 80 percent of their coal requirements in 2013 and 2014, respectively.  Coal delivery may be subject to short-term interruptions or reductions due to operation of the mines, transportation problems, weather and availability of equipment.

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

•	Current nuclear fuel supply contracts cover 100 percent of uranium concentrates requirements through 2018 and approximately 67 percent of the requirements for 2019 through 2025.
•	Current contracts for conversion services cover 100 percent of the requirements through 2020 and approximately 67 percent of the requirements for 2021 through 2025.
•	Current enrichment service contracts cover 99.7 percent of the requirements through 2022 and approximately 84 percent of the requirements for 2023 through 2025.

Fabrication services for Monticello and Prairie Island are 100 percent committed through 2025 and 2014, respectively.  A contract for fuel fabrication services for Prairie Island is currently being negotiated for 2015 and beyond.

NSP-Minnesota expects sufficient uranium concentrates, conversion services and enrichment services to be available for the total fuel requirements of its nuclear generating plants.  Some exposure to spot market price volatility will remain due to index-based pricing structures contained in certain supply contracts.

Natural gas — The NSP System uses both firm and interruptible natural gas supply and standby oil in combustion turbines and certain boilers.  Natural gas supplies and associated transportation and storage services for power plants are procured under contracts with various terms to provide an adequate supply of fuel.  However, as natural gas primarily serves intermediate and peak demand, remaining forecasted requirements are able to be procured through a liquid spot market.  Generally, natural gas supply contracts have pricing that is tied to various natural gas indices.  Most transportation contract pricing is based on FERC approved transportation tariff rates.  These transportation rates are subject to revision based upon FERC approval of changes in the timing or amount of allowable cost recovery by providers.  Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2012 and 2011, the NSP System did not have any commitments related to gas supply contracts; however, commitments related to gas transportation and storage contracts were approximately $384 million and $462 million, respectively.  Commitments related to gas transportation and storage contracts expire in various years from 2013 to 2028.

The NSP System also has limited on-site fuel oil storage facilities and primarily relies on the spot market for incremental supplies.

Renewable Energy Sources

The NSP System’s renewable energy portfolio includes wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs.  As of Dec. 31, 2012, the NSP System was in compliance with mandated RPSs, which require generation from renewable resources of 18 percent and 8.89 percent of NSP-Minnesota and NSP-Wisconsin electric retail sales, respectively.  Renewable energy comprised 22.0 percent and 19.7 percent of the NSP System’s total owned and purchased energy for 2012 and 2011, respectively.  Wind energy comprised 11.9 percent and 9.4 percent of the total owned and purchased energy on the NSP System for 2012 and 2011, respectively.  Hydroelectric energy comprised 7.0 percent and 7.5 percent of the total owned and purchased energy on the NSP System for 2012 and 2011, respectively.  Biomass and solar power comprised approximately 3.1 percent and 2.8 percent of renewable energy for 2012 and 2011, respectively.

The NSP System also offers customer-focused renewable energy initiatives.  Windsource®, one of the nation’s largest voluntary renewable energy programs, allows customers in Minnesota, Wisconsin, and Michigan to purchase a portion or all of their electricity from renewable sources.   Approximately 24,000 and 23,000 customers purchased 184,000 MWh and 177,000 MWh of electricity under the Windsource program in 2012 and 2011, respectively.  Additionally, to encourage the growth of solar energy on the system, customers are offered incentives to install solar panels on their homes and businesses under the Solar*Rewards® program.  Over 561 PV systems with approximately 6.7 MW of aggregate capacity and over 300 PV systems with approximately 3 MW of aggregate capacity have been installed in Minnesota under this program as of Dec. 31, 2012 and 2011, respectively.

Wind — The NSP System acquires the majority of its wind energy from PPAs with wind farm owners, primarily in Southwestern Minnesota. The NSP System currently has more than 100 of these agreements in place, with facilities ranging in size from under 1 MW to more than 200 MW.  In 2012, the NSP System began purchasing wind from three new projects, which provided approximately 266 MW of capacity.  The largest of these projects, the Prairie Rose Wind Project began commercial operations in December 2012 and the NSP System will purchase the entire output from this 200 MW project.  In addition to receiving purchased wind energy under these agreements, the NSP System also typically receives wind RECs, which are used to meet state renewable resource requirements.  The average cost per MWh of wind energy under these contracts was approximately $41 and $39 for 2012 and 2011, respectively.  The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state specific renewable resource requirements, and the year of contract execution.  Generally, contracts executed in 2012 benefited from improvements in technology, excess capacity among manufacturers, and motivation to complete new construction prior to the anticipated expiration of the Federal PTCs in 2012.  In January 2013, the Federal PTC was extended through 2013.

The NSP System also owns and operates two wind farms.  The 101 MW Grand Meadow Wind Farm and the 201 MW Nobles Wind Farm began generating electricity in 2008 and 2010, respectively.  Collectively, the NSP System had over 1,870 MW and over 1,600 MW of wind energy on its system at the end of 2012 and 2011, respectively.

Hydroelectric — The NSP System acquires its hydroelectric energy from both owned generation and PPAs.  The NSP System owns 20 hydroelectric plants throughout Wisconsin and Minnesota which provide 274 MW of capacity.  For most of 2012, there were nine PPAs in place which provided approximately 37 MW of hydroelectric capacity.  Additionally, the NSP System purchases approximately 850 MW of generation from Manitoba Hydro which is sourced primarily from its fleet of hydroelectric facilities.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of NERC mandatory electric reliability standards.  State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters.  In addition to the matters discussed below, see Note 10 to the accompanying consolidated financial statements for a discussion of other regulatory matters.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) —The FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  For the Wisconsin portion of the NSP System, the impacts of the new requirements relating to future transmission development and ownership are uncertain.  The requirements for transmission planning and cost allocation were addressed by revisions to the MISO Tariff for NSP-Wisconsin as discussed below in MISO Transmission Pricing.

Xcel Energy Services Inc. and NSP-Wisconsin vs. ATC (La Crosse, Wis. to Madison, Wis. Transmission Line) — In February 2012, Xcel Energy Services Inc. and NSP-Wisconsin filed a complaint with the FERC concerning ownership of the proposed La Crosse, Wis. to Madison, Wis. 345 KV transmission line.  In July 2012, the FERC granted Xcel Energy Services Inc.’s and NSP-Wisconsin’s complaint, ruling that the responsibilities to construct the La Crosse, Wis. to Madison, Wis. transmission line belong equally to both parties.  In August 2012, American Transmission Company LLC (ATC) requested rehearing and requested that the FERC grant a stay of the ruling.  In September 2012, the FERC granted rehearing for purposes of further consideration but did not grant a stay.  Thus, the July ruling remains in effect pending the FERC’s further ruling on rehearing.  In order to proceed with development of the project, the two companies are working together on routing and regulatory state issues pending FERC action on ATC’s request for rehearing.  In addition, ITC Midwest LLC filed a similar complaint against ATC with the FERC concerning ownership of the Dubuque, Iowa to Cardinal (Madison, Wis.) line, a 136 mile, 345 KV transmission line that is also a MISO MVP project and that connects in Madison, Wis. to the La Crosse, Wis. to Madison, Wis. line.  In February 2013, the FERC granted the ITC Midwest complaint.

ATC vs. Xcel Energy Services Inc. and MISO (Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. Transmission Line) — In October 2012, ATC filed a complaint against MISO, Xcel Energy Services Inc., NSP-Minnesota and NSP-Wisconsin, alleging that, under the legal principles set forth in the July 2012 FERC ruling in the La Crosse to Madison transmission line complaint filed by Xcel Energy Services Inc. on behalf of its subsidiary NSP-Wisconsin against ATC, that the FERC should determine that MISO should have designated the Hampton to Rochester to La Crosse CapX2020 line and the La Crosse to Madison line as a single facility under the MISO Transmission Owners Agreement and Tariff.  Thus, ATC should have been designated as the owner of the La Crosse to Madison line portion of the purported single facility.  Xcel Energy filed an answer seeking dismissal of the ATC complaint in October 2012.  On Feb. 4, 2013, the FERC issued an order denying the ATC complaint.  The FERC found that MISO properly applied its planning process and that Hampton to La Crosse and the La Crosse to Madison lines are separate.  Therefore, MISO’s prior ownership decisions stand.

ARCs — In 2009, the FERC adopted rules requiring RTOs to allow ARCs to offer demand response aggregation services to end-use customers of large utilities unless the relevant state regulatory agency prohibited the operation of ARCs.  Under MISO’s proposed tariff revisions, ARCs would operate in competition with the state-regulated retail demand response programs offered by NSP-Wisconsin.  In 2010, MISO requested its compliance tariff revisions be effective in June 2010, and the PSCW and MPSC all issued orders prohibiting, or temporarily prohibiting, the operation of ARCs in their states.

In December 2011, the FERC issued orders denying rehearing of the rules and approving most aspects of the MISO compliance filing.  The FERC retained the rules allowing state regulatory authorities to prohibit ARCs within their state.

Electric Transmission Rate Regulation — The FERC regulates the rates and terms and conditions for electric transmission services.  FERC policy encourages utilities to turn over the functional control of their electric transmission assets for the sale of electric transmission services to an RTO.  The NSP System is a member of the MISO RTO.  Each RTO separately files regional transmission tariff rates for approval by the FERC.  All members within that RTO are then subjected to those rates.

MISO Transmission Pricing — The MISO Tariff presently provides for different allocation methods for the costs of new transmission investments: some lower voltage projects are fully allocated to loads near the project vicinity, and other reliability projects are allocated 20 percent regionally and 80 percent to local loads.  If a project qualifies as a MVP, the costs would be fully allocated to all loads in the MISO region.  MVP eligibility is generally obtained for higher voltage (345 KV and higher) projects expected to provide multiple purposes, such as improved reliability, reduced congestion, transmission for renewable energy, and load serving.  Certain parties have appealed the FERC MVP tariff orders to the U.S. Court of Appeals for the Seventh Circuit.

In its Order 1000 compliance filing in October 2012, MISO proposed that all future reliability projects be fully allocated to the zones in which the project is located (rather than allocating costs more broadly) while MVP projects would continue to be eligible for regional cost allocation.   FERC action is anticipated in 2013.  The NSP System has certain new transmission facilities for which other customers in MISO contribute to cost recovery.  Likewise, the NSP System also pays a share of the costs of projects constructed by other transmission owning entities.  The transmission revenues received by the NSP System from MISO, and the transmission charges paid to MISO, associated with projects subject to regional cost allocation could be significant in future periods.

RSG Charges — The MISO tariff charges certain market participants a real-time RSG charge, which is designed to ensure that any generator scheduled or dispatched by MISO will receive no less than its offer price for start-up, no-load and incremental energy.  In August 2010, the FERC issued two orders relating to RSG charge exemptions and the allocation of the RSG costs among MISO participants.  In recent RSG filings, MISO has proposed, and the FERC has accepted, allocating a greater portion of the RSG costs related to resources committed for voltage and local reliability requirements to the market participants with the loads that benefit from such commitments.  NSP-Minnesota is permitted to recover the RSG costs through FCA mechanisms approved by the regulators in each jurisdiction.  Certain of the FERC’s orders remain pending on rehearing, and appeals of the FERC orders to the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) have been held in abeyance, pending the FERC’s disposition of rehearing requests.

Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2012		2011		2010
Electric sales (Millions of KWh)
Residential	1,921		1,982		1,962
Large commercial and industrial	1,739		1,678		1,600
Small commercial and industrial	2,763		2,718		2,720
Public authorities and other	35		33		35
Total retail	6,458		6,411		6,317
Sales for resale	412		546		546
Total energy sold	6,870		6,957		6,863

Number of customers at end of period
Residential	211,727		211,369		210,781
Large commercial and industrial	108		103		100
Small commercial and industrial	38,359		37,933		37,773
Public authorities and other	1,153		1,156		1,151
Total retail	251,347		250,561		249,805
Wholesale	9		10		10
Total customers	251,356		250,571		249,815

Electric revenues (Thousands of Dollars)
Residential	$223,191		$226,159		$213,060
Large commercial and industrial	120,694		116,715		101,293
Small commercial and industrial	247,003		240,168		234,432
Public authorities and other	5,762		5,657		5,241
Total retail	596,650		588,699		554,026
Wholesale	31,583		37,884		33,471
Interchange revenues from NSP-Minnesota	125,344		124,334		116,312
Other electric revenues	3,988		4,219		4,370
Total electric revenues	$757,565		$755,136		$708,179

KWh sales per retail customer	25,694		25,587		25,288
Revenue per retail customer	$2,374		$2,350		$2,218
Residential revenue per KWh	11.62	¢	11.41	¢	10.86	¢
Large commercial and industrial revenue per KWh	6.94		6.96		6.33
Small commercial and industrial revenue per KWh	8.94		8.84		8.62
Wholesale revenue per KWh	7.67		6.94		6.13

Energy Source Statistics

	Year Ended Dec. 31
	2012		2011		2010
NSP System	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Coal	16,023	35%	20,131	44%	19,579	42%
Nuclear	13,231	29	13,332	29	14,628	31
Natural Gas	6,200	13	3,016	7	3,887	8
Wind (a)	5,443	12	4,312	9	3,760	8
Hydroelectric	3,193	7	3,444	8	3,487	7
Other (b)	1,617	4	1,453	3	1,494	4
Total	45,707	100%	45,688	100%	46,835	100%

Owned generation	31,365	69%	31,668	69%	33,758	72%
Purchased generation	14,342	31	14,020	31	13,077	28
Total	45,707	100%	45,688	100%	46,835	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. The NSP System uses RECs to meet or exceed state resource requirements and may sell surplus RECs.
(b)	Includes energy from other sources, including solar, biomass, oil and refuse. Distributed generation from the Solar*Rewards program is not included.

NATURAL GAS UTILITY OPERATIONS
Overview

The most significant developments in the natural gas operations of NSP-Wisconsin are continued volatility in natural gas market prices, uncertainty regarding political and regulatory developments that impact hydraulic fracturing, safety requirements for natural gas pipelines and the continued trend of declining use per residential and small commercial and industrial (C&I) customer, as a result of improved building construction technologies, higher appliance efficiencies and conservation.  From 2000 to 2012, average annual sales to the typical NSP-Wisconsin residential customer declined from 85 MMBtu per year to 69 MMBtu per year, and to the typical small C&I customer increased from 491 MMBtu per year to 498 MMBtu per year, on a weather-normalized basis.  The increase in C&I is due to new load growth.  Although wholesale price increases do not directly affect earnings because of natural gas cost-recovery mechanisms, high prices can encourage further efficiency efforts by customers.

The Pipeline and Hazardous Materials Safety Administration

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act, signed into law in January 2012 (Pipeline Safety Act) requires, among other things, additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. Where records are inadequate to confirm the maximum allowable operating pressure, the DOT Pipeline and Hazardous Materials Safety Administration (PHMSA) will require operators to re-confirm the maximum allowable operating pressure.  This process could cause temporary or permanent limitations on throughput for affected pipelines. In addition, the Pipeline Safety Act requires PHMSA to issue reports and develop new regulations, addressing a variety of subjects, including: requiring use of automatic or remote-controlled shut-off valves in certain circumstances; requiring testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also raises the maximum penalty for violating pipeline safety rules to $0.2 million per violation per day up to $2 million for a related series of violations. While NSP-Wisconsin cannot predict the ultimate impact Pipeline Safety Act will have on its costs, operations or financial results, NSP-Wisconsin is taking actions that are intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective.

Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — NSP-Wisconsin is regulated by the PSCW and the MPSC.  The PSCW has a biennial base-rate filing requirement.  By June of each odd-numbered year, NSP-Wisconsin must submit a rate filing for the test year period beginning the following January.  NSP-Wisconsin is subject to the jurisdiction of the FERC with respect to certain natural gas transactions in interstate commerce.  NSP-Wisconsin is subject to the DOT, the PSCW and the MPSC for pipeline safety compliance.

Natural Gas Cost-Recovery Mechanisms — NSP-Wisconsin has a retail purchased gas adjustment cost-recovery mechanism for Wisconsin operations to recover the actual cost of natural gas and transportation and storage services.  The PSCW has the authority to disallow certain costs if it finds NSP-Wisconsin was not prudent in its procurement activities.

NSP-Wisconsin’s natural gas rate schedules for Michigan customers include a natural gas cost-recovery factor, which is based on 12-month projections.

Capability and Demand

Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).  The maximum daily send-out (firm and interruptible) for NSP-Wisconsin was 143,134 MMBtu, which occurred on Jan. 19, 2012, and 134,636 MMBtu, which occurred on Jan. 20, 2011.

NSP-Wisconsin purchases natural gas from independent suppliers, generally based on market indices that reflect current prices.  The natural gas is delivered under transportation agreements with interstate pipelines.  These agreements provide for firm deliverable pipeline capacity of approximately 133,153 MMBtu per day.  In addition, NSP-Wisconsin contracts with providers of underground natural gas storage services.  These agreements provide storage for approximately 26 percent of winter natural gas requirements and 39 percent of peak day firm requirements of NSP-Wisconsin.

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

NSP-Wisconsin is required to file a natural gas supply plan with the PSCW annually to change natural gas supply contract levels to meet peak demand.  NSP-Wisconsin’s winter 2012-2013 supply plan was approved by the PSCW in October 2012.

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

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by NSP-Wisconsin’s regulated retail natural gas distribution business:

2012	$4.36
2011	5.18
2010	5.46

The cost of natural gas supply, transportation service and storage service is recovered through various cost-recovery adjustment mechanisms.  NSP-Wisconsin has firm natural gas transportation contracts with several pipelines, which expire in various years from 2013 through 2029.

NSP-Wisconsin has certain natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2012, NSP-Wisconsin was committed to approximately $86 million in such obligations under these contracts.

NSP-Wisconsin purchased firm natural gas supply utilizing long-term and short-term agreements from approximately 12 domestic and Canadian suppliers.  This diversity of suppliers and contract lengths allows NSP-Wisconsin to maintain competition from suppliers and minimize supply costs.

See Item 1A for further discussion of natural gas supply and costs.

Natural Gas Operating Statistics

	Year Ended Dec. 31
	2012	2011	2010
Natural gas deliveries (Thousands of MMBtu)
Residential	5,737	6,571	6,278
Commercial and industrial	8,197	8,476	8,063
Total retail	13,934	15,047	14,341
Transportation and other	4,177	3,983	3,827
Total deliveries	18,111	19,030	18,168

Number of customers at end of period
Residential	95,715	94,430	93,402
Commercial and industrial	12,506	12,392	12,288
Total retail	108,221	106,822	105,690
Transportation and other	22	22	22
Total customers	108,243	106,844	105,712

Natural gas revenues (Thousands of Dollars)
Residential	$51,302	$60,772	$59,675
Commercial and industrial	47,771	57,077	56,218
Total retail	99,073	117,849	115,893
Transportation and other	4,027	1,598	2,183
Total natural gas revenues	$103,100	$119,447	$118,076

MMBtu sales per retail customer	128.76	140.86	135.69
Revenue per retail customer	$915	$1,103	$1,097
Residential revenue per MMBtu	8.94	9.25	9.51
Commercial and industrial revenue per MMBtu	5.83	6.73	6.97
Transportation and other revenue per MMBtu	0.96	0.40	0.57

GENERAL

Seasonality

The demand for electric power and natural gas is affected by seasonal differences in the weather.  In general, peak sales of electricity occur in the summer and winter months, and peak sales of natural gas occur in the winter months.  As a result, the overall operating results may fluctuate substantially on a seasonal basis.  Additionally, NSP-Wisconsin’s operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer.  See Item 7 — Management’s Discussion of Financial Condition and Results of Operations.

Competition

NSP-Wisconsin’s industrial and large commercial customers have the ability to own or operate facilities to generate their own electricity.  In addition, customers may have the option of substituting other fuels, such as natural gas, steam or chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region.  The FERC has continued to promote competitive wholesale markets through open access transmission and other means.  As a result, NSP-Wisconsin and its wholesale customers can purchase the output from generation resources of competing wholesale suppliers and use the transmission systems of the Xcel Energy Inc.’s utility subsidiaries on a comparable basis to serve their native load.  While facing these challenges, NSP-Wisconsin’s believes its rates are competitive with currently available alternatives.

In December 2010, NSP-Wisconsin’s two largest wholesale customers, the cities of Rice Lake, Wis. and Medford, Wis., each issued a notice canceling their wholesale power contracts with NSP-Wisconsin.  Effective Jan. 1, 2012, Medford, Wis. began purchasing power from an alternate supplier.  In 2011, the other eight NSP-Wisconsin wholesale customers issued notices canceling their wholesale power contracts effective Dec. 31, 2012 and began to purchase from an alternate supplier, along with Rice Lake, Wis. effective Jan. 1, 2013.  In 2012, these eight remaining wholesale customers represented approximately 4 percent of NSP-Wisconsin’s total electric operating revenues.

ENVIRONMENTAL MATTERS

NSP-Wisconsin’s facilities are regulated by federal and state environmental agencies.  These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances.  Various company activities require registrations, permits, licenses, inspections and approvals from these agencies.  NSP-Wisconsin has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems.  NSP-Wisconsin’s facilities have been designed and constructed to operate in compliance with applicable environmental standards.  NSP-Wisconsin strives to comply with all environmental regulations applicable to its operations.  However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, what effect future laws or regulations may have upon NSP-Wisconsin’s operations.  See Notes 10 and 11 to the consolidated financial statements for further discussion.

There are significant future environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change.  While environmental regulations related to climate change and clean energy continue to evolve, NSP-Wisconsin has undertaken a number of initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals.  Although the impact of these policies on NSP-Wisconsin will depend on the specifics of state and federal policies, legislation, and regulation, we believe that, based on prior state commission practice, we would recover the cost of these initiatives through rates.

EMPLOYEES

As of Dec. 31, 2012, NSP-Wisconsin had 578 full-time employees and 4 part-time employees, of which 405 were covered under collective-bargaining agreements.  See Note 7 to the consolidated financial statements for further discussion.

Item 1A — Risk Factors

Like other companies in our industry, Xcel Energy, which includes NSP-Wisconsin, is subject to a variety of risks, many of which are beyond our control.  Important risks that may adversely affect the business, financial condition, and results of operations are further described below.  These risks should be carefully considered together with the other information set forth in this report and in future reports that Xcel Energy files with the SEC.

There may be further risks and uncertainties that are not presently known or are not currently believed to be material that may adversely affect our performance or financial condition in the future.

Oversight of Risk and Related Processes

The goal of Xcel Energy’s risk management process, which includes NSP-Wisconsin, is to understand, manage and, when possible, mitigate material risk.  Management is responsible for identifying and managing risks, while Xcel Energy Inc.’s Board of Directors oversees and holds management accountable.  As described more fully below, NSP-Wisconsin is faced with a number of different types of risk.  Many of these risks are cross-cutting risks such that these risks are discussed and managed across business areas and coordinated by Xcel Energy Inc.’s and NSP-Wisconsin’s senior management.  Our risk management process has three parts: identification and analysis, management and mitigation and communication and disclosure.

Management identifies and analyzes risks to determine materiality and other attributes such as timing, probability and controllability.  Management broadly considers our business, the utility industry, the domestic and global economy and the environment to identify risks.  Identification and analysis occurs formally through a key risk assessment process conducted by senior management, the financial disclosure process, the hazard risk management process and internal auditing and compliance with financial and operational controls.  Management also identifies and analyzes risk through its business planning process and development of goals and key performance indicators, which include risk identification to determine barriers to implementing our strategy.  At the same time, the business planning process identifies areas in which there is a potential for a business area to take inappropriate risk to meet goals and determines how to prevent inappropriate risk-taking.

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

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances.  These laws and regulations require us to obtain and comply with a wide variety of environmental registrations including those for protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archaeological and historical resources), licenses, permits, inspections and other approvals.  Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, to install pollution control equipment at our facilities, clean up spills and correct environmental hazards and other contamination.  Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us.  We may be required to pay all or a portion of the cost to remediate (i.e., cleanup) sites where our past activities, or the activities of certain other parties, caused environmental contamination.  At Dec. 31, 2012, these sites included:

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

In addition, existing environmental laws or regulations may be revised, and new laws or regulations seeking to protect the environment may be adopted or become applicable to us, including but not limited to, regulation of mercury, NOx, SO2, CO2, particulates, coal ash and cooling water intake systems.  We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

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

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations.  We currently provide service at rates approved by one or more regulatory commissions.  These rates are generally regulated and based on an analysis of our costs incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our costs at any given time.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital in a continued low interest rate environment there could be pressure on ROE.  There can also be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.  Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers.  Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

Management currently believes these prudently incurred costs are recoverable given the existing regulatory mechanisms in place.  However, changes in regulations or the imposition of additional regulations, including additional environmental or climate change regulation, could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including debt payments.

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

Utility operations require significant capital investment in property, plant and equipment; consequently, we are an active participant in debt and equity markets.  Any disruption in capital markets could have a material impact on our ability to fund our operations.  Capital markets are global in nature and are impacted by numerous issues and events throughout the world economy, such as the concerns regarding European sovereign debt and management of the U.S. federal debt.  Capital market disruption events and resulting broad financial market distress, such as the events surrounding the collapse of the U.S. sub-prime mortgage market, could prevent us from issuing new securities or cause us to issue securities with less than ideal terms and conditions, such as higher interest rates.

Higher interest rates on short-term borrowings with variable interest rates or on incremental commercial paper issuances could also have an adverse effect on our operating results.  Changes in interest rates may also impact the fair value of the debt securities in the master pension trust, as well as our ability to earn a return on short-term investments of excess cash.

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

One alternative available to address counterparty credit risk is to transact on liquid commodity exchanges.  The credit risk is then socialized through the exchange central clearinghouse function.  While exchanges do remove counterparty credit risk, all participants are subject to margin requirements, which create an additional need for liquidity to post margin as exchange positions change value daily.  The Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) requires broad clearing of financial swap transactions through a central counterparty, which could lead to additional margin requirements that would impact our liquidity: however, we expect to take advantage of an exception to mandatory clearing afforded to commercial end-users who are not classified as a major swap participant.  The Commodity Futures Trading Commission (CFTC) has granted an increase in the de minimis level for swap transactions with defined utility special entities, generally entities owning or operating electric or natural gas facilities, from $25 million to $800 million.  Our current level of financial swap activity with special entities is significantly below this new threshold; therefore, we will not be classified as a swap dealer in our special entity activity.   Swap transactions with non special entities have a much higher level of activity considered to be de minimis, currently $8 billion, and our level of activity is well under this limit; therefore, we will not be classified as a swap dealer under the Dodd-Frank Act.  While we believe the impact on our liquidity will not be material, we expect to be required to report our swap transactions as part of the Dodd-Frank Act.

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

Increasing costs associated with our defined benefit retirement plans and other employee benefits may adversely affect our results of operations, financial position or liquidity.

We have defined benefit pension and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans.  These estimates and assumptions may change based on economic conditions, actual stock and bond market performance, changes in interest rates and changes in governmental regulations.  In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans beginning in 2008 with modifications to these funding requirements in 2012 that allowed additional flexibility in the timing of contributions.  Therefore, our funding requirements and related contributions may change in the future.  Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving the company would trigger settlement accounting and could require the company to recognize material incremental pension expense related to unrecognized plan losses in the year these liabilities are paid.

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

NSP-Minnesota’s two nuclear stations, Prairie Island and Monticello, subject it to the risks of nuclear generation, which include:

•
The risks associated with use of radioactive material in the production of energy, the management, handling, storage and disposal of these radioactive materials and the current lack of a long-term disposal solution for radioactive materials;

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

On a periodic basis our utility operations file long-term resource plans with our regulators.  These plans are based on numerous assumptions over the relevant planning horizon such as sales growth, customer usage patterns, economic activity, costs, regulatory mechanisms, impact of technology on energy efficiency patterns on sales and production, customer behavioral response and continuation of the existing utility business model.  Given the uncertainty in these planning assumptions, there is a risk that the magnitude and timing of resource additions and demand may not coincide.  This could lead to under recovery of costs or insufficient resources to meet customer demand.

In some of our state jurisdictions, large industrial customers may leave our system and invest in their own on-site distributed generation or seek law changes to give them the authority to purchase directly from other suppliers or organized markets.  The recent low natural gas price environment has caused some customers to consider their options in this area, particularly customers with industrial processes using steam.  These circumstances provide for greater long-term planning uncertainty related to future load growth.  Similarly, distributed solar generation may become an economic competitive threat to our load growth in the future, however we believe the economics, absent significant subsidies, do not support such a trend in the near term unless a state mandates the purchase of such generation.  Some state legislatures have considered such legislation.

Our natural gas transmission and distribution operations involve numerous risks that may result in accidents and other operating risks and costs.

Our natural gas transmission and distribution activities include a variety of inherent hazards and operating risks, such as leaks, explosions and mechanical problems, which could cause substantial financial losses.  In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us.  In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses.

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

As of Dec. 31, 2012, Xcel Energy Inc. and its utility subsidiaries had approximately $10.1 billion of long-term debt and $0.9 billion of short-term debt and current maturities.  Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2012, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $69.5 million and $17.9 million of exposure.  Xcel Energy also had additional guarantees of $29.6 million at Dec. 31, 2012 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.  If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy Inc.  In 2012, 2011 and 2010 we paid $57.3 million, $32.9 million and $73.9 million of dividends to Xcel Energy Inc., respectively.  If Xcel Energy Inc.’s cash requirements increase, our board of directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy’s cash needs.  This could adversely affect our liquidity.  The amount of dividends that we can pay is limited to some extent by our indenture for our first mortgage bonds.

Public Policy Risks

We may be subject to legislative and regulatory responses to climate change and emissions, with which compliance could be difficult and costly.

Increased public awareness and concern regarding climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs. Numerous states have announced or adopted programs to stabilize and reduce GHGs, and federal legislation has been introduced in both houses of Congress.  The U.S. continues to participate in international negotiations related to the United Nations Framework Convention on Climate Change.  Such legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk as our electric generating facilities are likely to be subject to regulation under climate change laws introduced at either the state or federal level within the next few years.

The EPA has taken steps to regulate GHGs under the CAA.  In December 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere. This endangerment finding created a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles.  In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to construction of new power plants or power plant modifications that increase emissions above a certain threshold. The EPA has also announced that it will propose GHG regulations applicable to emissions from existing power plants, although it is not known when the EPA will initiate this rulemaking.

We are also currently a party to climate change lawsuits and may be subject to additional climate change lawsuits, including lawsuits similar to those described in Note 11 to the consolidated financial statements.  An adverse outcome in any of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant. Such payments or expenditures could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

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

The Energy Act increased the FERC’s civil penalty authority for violation of FERC statutes, rules and orders.  The FERC can now impose penalties of $1 million per violation per day.  In addition, electric reliability standards are now mandatory and subject to potential financial penalties by regional entities, the NERC or the FERC for violations.  If a serious reliability incident did occur, it could have a material effect on our operations or financial results.

The FERC has provided notice of violations of its market manipulation rules to several market participants during the year.  The potential penalties in one pending case exceed $400 million.  As with all regulatory requirements, we attempt to mitigate this risk through formal training on such prohibited practices and a compliance function that reviews our interaction with the markets under FERC and CFTC jurisdictions.  However, there is no guarantee our compliance program will be sufficient to ensure against violations.

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

The insurance industry has also been affected by these events and the availability of insurance may decrease.  In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.  For example, wildfire events, particularly in the geographic areas we serve may cause insurance for wildfire losses to become difficult or expensive to obtain.

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

We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure.  In addition, in the ordinary course of business, we use our systems and infrastructure to create, collect, use, disclose, store, dispose of and otherwise process sensitive information, including company data, customer energy usage data, and personal information regarding customers, employees and their dependents, contractors and other individuals.

Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as the information processed in our systems, infrastructure and assets could be directly or indirectly affected by unintentional or deliberate cyber security incidents, including those caused by human error.  Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations, or exposing us to liability.  As generation and transmission systems as well as natural gas pipelines are part of an interconnected system, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources or of our third party service providers’ operations,  could also negatively impact our business.  In addition, we also anticipate that such an event would receive regulatory scrutiny at both the Federal and State level.  We are unable to quantify the potential impact of such cyber security threats or subsequent related actions.  These potential cyber security incidents and corresponding regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.

Although we maintain security measures designed to protect our information technology systems, network infrastructure and other assets, these assets as well as the information they process may be vulnerable to cyber security incidents, including the resulting disability, or failures of assets or unauthorized access to assets or information.   If our technology systems were to fail or be breached, or those of our third-party service providers, we may be unable to fulfill critical business functions, including effectively maintaining certain internal controls over financial reporting. We are unable to quantify the potential impact of cyber security incidents on our business.

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

Electric Utility Generating Stations:

			Summer 2012
			Net Dependable
Station, Location and Unit	Fuel	Installed	Capability (MW)
Steam:
Bay Front-Ashland, Wis., 3 Units	Coal/Wood/Natural Gas	1948-1956	56
French Island-La Crosse, Wis., 2 Units	Wood/Refuse-derived fuel	1940-1948	16	(a)
Combustion Turbine:
Flambeau Station-Park Falls, Wis., 1 Unit	Natural Gas	1969	12
French Island-La Crosse, Wis., 2 Units	Natural Gas	1974	122
Wheaton-Eau Claire, Wis., 6 Units	Natural Gas	1973	290
Hydro:
Various locations, 63 Units	Hydro	Various	135
		Total	631

(a)	Refuse-derived fuel is made from municipal solid waste.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2012:

Conductor Miles
345 KV	1,152
161 KV	1,568
115 KV	1,737
Less than 115 KV	32,090

NSP-Wisconsin had 204 electric utility transmission and distribution substations at Dec. 31, 2012.

Natural gas utility mains at Dec. 31, 2012:

Miles
Distribution	2,243

Item 3 — Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against NSP-Wisconsin.  NSP-Wisconsin has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Additional Information

See Note 11 to the consolidated financial statements for further discussion of legal claims and environmental proceedings.  See Item 1 and Note 10 to the consolidated financial statements for a discussion of proceedings involving utility rates and other regulatory matters.

Item 4 — Mine Safety Disclosures

None.

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.

NSP-Wisconsin has dividend restrictions imposed by FERC rules and state regulatory commissions:

•
Dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

•
The most restrictive dividend limitation for NSP-Wisconsin is imposed by its state regulatory commission.  NSP-Wisconsin cannot pay annual dividends in excess of approximately $31.8 million if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level of 52.5 percent.  NSP-Wisconsin’s calendar year average equity-to-total capitalization ratio was 52.6 percent at Dec. 31, 2012.

See Note 4 to the consolidated financial statements for further discussion of NSP-Wisconsin’s dividend policy.

The dividends declared during 2012 and 2011 were as follows:

(Thousands of Dollars)	2012	2011
First quarter	$8,119	$8,287
Second quarter	8,080	8,112
Third quarter	33,005	8,101
Fourth quarter	7,667	8,107

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

Results of Operations

NSP-Wisconsin’s net income was $50.0 million for 2012, compared with $51.0 million for 2011.  Net income was positively impacted by rate increases, effective January 2012, offset by higher O&M expenses.

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

(Millions of Dollars)	2012	2011
Electric revenues	$758	$755
Electric fuel and purchased power	(425)	(421)
Electric margin	$333	$334

The following tables summarize the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2012 vs. 2011
Retail rate increases (Wisconsin and Michigan)	$11
Demand revenue	5
Fuel and purchased power cost recovery	4
Retail sales increase, excluding weather impact	2
Conservation revenue (offset by expenses)	2
Sales mix	(11)
Firm wholesale	(6)
Estimated impact of weather	(3)
Other, net	(1)
Total increase in electric revenues	$3

Electric Margin

(Millions of Dollars)	2012 vs. 2011
Sales mix	$(11)
Fuel and purchased power cost recovery	(7)
Firm wholesale	(3)
Estimated impact of weather	(3)
Retail rate increases (Wisconsin and Michigan)	11
Demand revenue	5
Interchange agreement billings with NSP-Minnesota	4
Retail sales increase, excluding weather impact	2
Conservation revenue (offset by expenses)	2
Other, net	(1)
Total decrease in electric margin	$(1)

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the natural gas revenues and margin:

(Millions of Dollars)	2012	2011
Natural gas revenues	$103	$119
Cost of natural gas sold and transported	(61)	(78)
Natural gas margin	$42	$41

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the year ended Dec. 31:

Natural Gas Revenues

(Millions of Dollars)	2012 vs. 2011
Purchased natural gas adjustment clause recovery	$(17)
Estimated impact of weather	(3)
Retail rate increase (Wisconsin)	3
Other, net	1
Total decrease in natural gas revenues	$(16)

Natural Gas Margin

(Millions of Dollars)	2012 vs. 2011
Retail rate increase (Wisconsin)	$3
Estimated impact of weather	(3)
Other, net	1
Total increase in natural gas margin	$1

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $3.2 million, or 1.9 percent, for 2012 compared with 2011.  The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2012 vs. 2011
Higher interchange agreement billing costs with NSP-Minnesota	$4
Higher employee benefit expense	3
Lower plant generation costs	(2)
Other, net	(2)
Total increase in O&M expenses	$3

•	Higher interchange costs are due to increased fixed charges.
•	Higher employee benefits are due to increased pension expenses.
•	Lower plant generation costs are primarily attributable to fewer plant overhauls in 2012.

Income Taxes — Income tax expense decreased by $4.1 million for 2012, compared with 2011.  The decrease in income tax expense was primarily due to tax expense from prior year adjustments in 2011 and lower pretax earnings in 2012.  The ETR was 37.2 percent for 2012, compared with 39.7 percent for 2011.  The higher ETR for 2011 was primarily due to increased plant-related income tax expense and prior year adjustments in 2011.

The ETRs for  2012 and 2011 differ from the statutory federal income tax rate, primarily due to state income tax expense.  See Note 6 to the consolidated financial statements for further discussion.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Derivatives, Risk Management and Market Risk

In the normal course of business, NSP-Wisconsin is exposed to a variety of market risks.  Market risk is the potential loss that may occur as a result of adverse changes in the market or fair value of a particular instrument or commodity.  All financial and commodity-related instruments, including derivatives, are subject to market risk.  See Note 9 to the consolidated financial statements for further discussion of market risks associated with derivatives.

NSP-Wisconsin is exposed to the impact of adverse changes in price for energy and energy related products, which is partially mitigated by the use of commodity derivatives.  In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, when necessary, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral.  While NSP-Wisconsin expects that the counterparties will perform under the contracts underlying its derivatives, the contracts expose NSP-Wisconsin to some credit and nonperformance risk.

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

At Dec. 31, 2012 and 2011, a 100-basis-point change in the benchmark rate on NSP-Wisconsin’s variable rate debt would impact pretax interest expense annually by approximately $0.4 million and $0.7 million, respectively.  See Note 9 to the consolidated financial statements for a discussion of NSP-Wisconsin’s interest rate derivatives.

Credit Risk — NSP-Wisconsin is also exposed to credit risk.  Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations.  NSP-Wisconsin maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2012 and 2011, a 10 percent increase or decrease in commodity prices would have an immaterial impact on credit exposure.

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

NSP-Wisconsin management assessed the effectiveness of NSP-Wisconsin’s internal control over financial reporting as of Dec. 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of Dec. 31, 2012, NSP-Wisconsin’s internal control over financial reporting is effective based on those criteria.

/s/ MARK E. STOERING	/s/ TERESA S. MADDEN
Mark E. Stoering	Teresa S. Madden
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer and Director
Feb. 25, 2013	Feb. 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Northern States Power Company, a Wisconsin corporation

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Northern States Power Company, a Wisconsin corporation, and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, common stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern States Power Company, a Wisconsin corporation, and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 25, 2013

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands)

	Year Ended Dec. 31
	2012	2011	2010
Operating revenues
Electric	$757,565	$755,136	$708,179
Natural gas	103,100	119,447	118,076
Other	1,177	1,207	1,036
Total operating revenues	861,842	875,790	827,291

Operating expenses
Electric fuel and purchased power, non-affiliates	19,440	20,957	22,222
Purchased power, affiliates	405,016	399,649	377,518
Cost of natural gas sold and transported	61,370	78,208	78,176
Operating and maintenance expenses	167,503	164,323	160,824
Conservation program expenses	14,442	12,883	12,965
Depreciation and amortization	69,234	68,574	63,669
Taxes (other than income taxes)	24,971	23,688	23,096
Total operating expenses	761,976	768,282	738,470

Operating income	99,866	107,508	88,821

Other income, net	476	98	1,265
Allowance for funds used during construction — equity	2,104	1,007	2,253

Interest charges and financing costs
Interest charges — includes other financing costs of
$1,574, $1,713 and $1,420, respectively	24,799	24,168	24,517
Allowance for funds used during construction — debt	(1,862)	(175)	(1,039)
Total interest charges and financing costs	22,937	23,993	23,478

Income before income taxes	79,509	84,620	68,861
Income taxes	29,558	33,614	26,112
Net income	$49,951	$51,006	$42,749

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended Dec. 31
	2012	2011	2010

Net income	$49,951	$51,006	$42,749

Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of
$51, $51 and $51, respectively	77	76	76
Other comprehensive income	77	76	76
Comprehensive income	$50,028	$51,082	$42,825

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended Dec. 31
	2012	2011	2010
Operating activities
Net income	$49,951	$51,006	$42,749
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	70,372	69,900	64,996
Deferred income taxes	27,107	35,610	20,714
Amortization of investment tax credits	(626)	(611)	(622)
Allowance for equity funds used during construction	(2,104)	(1,007)	(2,253)
Provision for bad debts	3,329	3,842	3,294
Net derivative losses	127	127	127
Changes in operating assets and liabilities:
Accounts receivable	(15,953)	(4,013)	15,556
Accrued unbilled revenues	(470)	2,911	(6,672)
Inventories	6,018	913	1,827
Other current assets	(3,172)	(1,180)	6,872
Accounts payable	5,828	(16,614)	(5,668)
Net regulatory assets and liabilities	3,623	10,008	(3,207)
Other current liabilities	3,681	(2,260)	1,131
Pension and other employee benefit obligations	(10,857)	(7,214)	(3,113)
Change in other noncurrent assets	14	564	867
Change in other noncurrent liabilities	(595)	(2,682)	5,260
Net cash provided by operating activities	136,273	139,300	141,858

Investing activities
Utility capital/construction expenditures	(152,759)	(140,982)	(128,933)
Allowance for equity funds used during construction	2,104	1,007	2,253
Other, net	916	(112)	2,291
Net cash used in investing activities	(149,739)	(140,087)	(124,389)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(27,000)	66,000	-
Proceeds from notes payable to affiliates	50	111,300	302,300
Repayments of notes payable to affiliates	-	(148,350)	(280,850)
Proceeds from issuance of long-term debt	97,916	-	-
Repayments of long-term debt	(97)	(96)	(95)
Capital contributions from parent	2,796	-	40,566
Dividends paid to parent	(57,311)	(32,941)	(73,868)
Net cash provided by (used in) financing activities	16,354	(4,087)	(11,947)

Net change in cash and cash equivalents	2,888	(4,874)	5,522
Cash and cash equivalents at beginning of period	1,571	6,445	923
Cash and cash equivalents at end of period	$4,459	$1,571	$6,445
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(21,035)	$(22,616)	$(22,154)
Cash (paid) received for income taxes, net	(5,841)	1,116	4,371
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$10,618	$9,427	$3,630

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Dec. 31
	2012	2011
Assets
Current assets
Cash and cash equivalents	$4,459	$1,571
Accounts receivable, net	50,706	51,838
Accrued unbilled revenues	49,138	48,668
Inventories	19,685	25,703
Regulatory assets	12,048	14,133
Prepaid taxes	24,688	21,841
Prepayments and other	4,394	2,991
Total current assets	165,118	166,745

Property, plant and equipment, net	1,298,236	1,207,698

Other assets
Regulatory assets	240,459	229,910
Other investments	3,232	4,148
Other	4,040	2,970
Total other assets	247,731	237,028
Total assets	$1,711,085	$1,611,471

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,246	$1,286
Short-term debt	39,000	66,000
Notes payable to affiliates	550	500
Accounts payable	30,723	30,897
Accounts payable to affiliates	31,556	23,285
Dividends payable to parent	7,667	8,107
Regulatory liabilities	6,086	16,609
Environmental liabilities	23,427	30,699
Accrued interest	7,304	6,521
Other	11,794	13,907
Total current liabilities	159,353	197,811

Deferred credits and other liabilities
Deferred income taxes	261,800	234,222
Deferred investment tax credits	8,911	8,499
Regulatory liabilities	123,746	119,187
Environmental liabilities	84,655	79,399
Customer advances	15,631	15,765
Pension and employee benefit obligations	63,643	60,328
Other	8,923	7,024
Total deferred credits and other liabilities	567,309	524,424

Commitments and contingencies
Capitalization
Long-term debt	467,317	368,083
Common stock — 1,000,000 shares authorized of $100 par value; 933,000
shares outstanding at Dec. 31, 2012 and 2011, respectively	93,300	93,300
Additional paid in capital	189,867	187,071
Retained earnings	234,376	241,296
Accumulated other comprehensive loss	(437)	(514)
Total common stockholder’s equity	517,106	521,153
Total liabilities and equity	$1,711,085	$1,611,471

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
 (amounts in thousands, except share data)

	Common Stock				Accumulated	Total
			Additional		Other	Common
			Paid In	Retained	Comprehensive	Stockholder’s
	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity
Balance at Dec. 31, 2009	933,000	$93,300	$146,505	$253,935	$(666)	$493,074
Comprehensive income:
Net income				42,749		42,749
Other comprehensive income					76	76
Comprehensive income for 2010						42,825
Common dividends declared to parent				(73,787)		(73,787)
Contribution of capital by parent			40,566			40,566
Balance at Dec. 31, 2010	933,000	$93,300	$187,071	$222,897	$(590)	$502,678

Comprehensive income:
Net income				51,006		51,006
Other comprehensive income					76	76
Comprehensive income for 2011						51,082
Common dividends declared to parent				(32,607)		(32,607)
Contribution of capital by parent			-			-
Balance at Dec. 31, 2011	933,000	$93,300	$187,071	$241,296	$(514)	$521,153

Comprehensive income:
Net income				49,951		49,951
Other comprehensive income					77	77
Comprehensive income for 2012						50,028
Common dividends declared to parent				(56,871)		(56,871)
Contribution of capital by parent			2,796			2,796
Balance at Dec. 31, 2012	933,000	$93,300	$189,867	$234,376	$(437)	$517,106

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(amounts in thousands, except share and per share data)

	Dec. 31
	2012	2011
Long-Term Debt
First Mortgage Bonds, Series due:
Oct. 1, 2018, 5.25%	$150,000	$150,000
Sept. 1, 2038, 6.375%	200,000	200,000
Oct. 1, 2042, 3.7%	100,000	-
City of La Crosse Resource Recovery Bond, Series due Nov. 1, 2021, 6% (a)	18,600	18,600
Fort McCoy System Acquisition, due Oct. 15, 2030, 7%	591	625
Other	1,829	1,892
Unamortized discount	(2,457)	(1,748)
Total	468,563	369,369
Less current maturities	1,246	1,286
Total long-term debt	$467,317	$368,083

Common Stockholder’s Equity
Common stock — 1,000,000 authorized shares of $100 par value;
933,000 shares outstanding at Dec. 31, 2012 and 2011, respectively	$93,300	$93,300
Additional paid in capital	189,867	187,071
Retained earnings	234,376	241,296
Accumulated other comprehensive loss	(437)	(514)
Total common stockholder’s equity	$517,106	$521,153

(a)	Resource recovery financing

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

NSP-Wisconsin evaluates its arrangements and contracts with other entities to determine if the other party is a variable interest entity, if NSP-Wisconsin has a variable interest and if NSP-Wisconsin is the primary beneficiary.  NSP-Wisconsin follows accounting guidance for variable interest entities which requires consideration of the activities that most significantly impact an entity’s financial performance and power to direct those activities, when determining whether NSP-Wisconsin is a variable interest entity’s primary beneficiary.  See Note 11 for further discussion of variable interest entities.

Use of Estimates — In recording transactions and balances resulting from business operations, NSP-Wisconsin uses estimates based on the best information available.  Estimates are used for such items as plant depreciable lives, AROs, regulatory assets and liabilities, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs.  The recorded estimates are revised when better information becomes available or when actual amounts can be determined.  Those revisions can affect operating results.

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

If restructuring or other changes in the regulatory environment occur, NSP-Wisconsin may no longer be eligible to apply this accounting treatment, and may be required to eliminate regulatory assets and liabilities from its balance sheet.  Such changes could have a material effect on NSP-Wisconsin’s financial condition, results of operations and cash flows.  See Note 12 for further discussion of regulatory assets and liabilities.

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

NSP-Wisconsin has various rate-adjustment mechanisms in place that provide for the recovery of purchased natural gas costs.  These cost-adjustment tariffs may increase or decrease the level of revenue collected from customers and are revised periodically, for differences between the total amount collected under the clauses and the costs incurred.  When applicable, under governing regulatory commission rate orders, fuel cost over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as regulatory assets.

Requests can be made for recovery of purchased electric energy or fuel for generation prospectively through the rate review process, which normally occurs every two years, or at an interim fuel cost hearing process.  Effective 2011, NSP-Wisconsin began submitting a forward looking fuel cost plan that allows for deferral of fuel cost under-collection or over-collection in excess of a two percent annual tolerance band, for future rate recovery or refund.  Fuel costs are subject to PSCW hearings and approval, and other requirements.  NSP-Wisconsin’s wholesale electric rate schedules include an FCA to provide for adjustments to billings and revenues for changes in the cost of fuel and purchased energy.

Conservation Programs — NSP-Wisconsin participates in and funds conservation programs in its retail jurisdictions to assist customers in conserving energy and reducing peak demand on the electric and natural gas systems.  NSP-Wisconsin recovers approved conservation program costs in base rate revenue.

Property, Plant and Equipment and Depreciation — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and AFUDC. The cost of plant retired is charged to accumulated depreciation and amortization. Amounts recovered in rates for future removal costs are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs are charged to expense as incurred. Maintenance and replacement of items determined to be less than a unit of property are charged to operating expenses as incurred. Planned major maintenance activities are charged to operating expense unless the cost represents the acquisition of an additional unit of property or the replacement of an existing unit of property.  Property, plant and equipment also includes costs associated with property held for future use.  The depreciable lives of certain plant assets are reviewed annually and revised, if appropriate.  Property, plant and equipment that is to be early decommissioned is reclassified as plant to be retired.

Property, plant and equipment is tested for impairment when it is determined that the carrying value of the assets may not be recoverable.  Recently completed property, plant and equipment that is disallowed for cost recovery is expensed in the current period.  For investments in property, plant and equipment that are not expected to go into service, incurred costs and related deferred tax amounts are compared to the discounted estimated future rate recovery, and a loss on abandonment is recognized, if necessary.

NSP-Wisconsin records depreciation expense related to its plant using the straight-line method over the plant’s useful life. Actuarial and semi-actuarial life studies are performed on a periodic basis and submitted to the state and federal commissions for review.  Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation.  Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.5, 3.6, and 3.5 percent for the years ended Dec. 31, 2012, 2011, and 2010, respectively.

Leases — NSP-Wisconsin evaluates a variety of contracts for lease classification at inception, including rental arrangements for office space, vehicles and equipment.  Contracts determined to contain a lease because of per unit pricing that is other than fixed or market price, terms regarding the use of a particular asset, and other factors are evaluated further to determine if the arrangement is a capital lease.  See Note 11 for further discussion of leases.

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

Generally, AFUDC costs are recovered from customers as the related property is depreciated.  However, in some cases, the PSCW has allowed an AFUDC calculation greater than the FERC-defined AFUDC rate, resulting in higher recognition of AFUDC.

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

NSP-Wisconsin also recovers currently in rates certain future plant removal costs in addition to AROs and related capitalized costs, and a regulatory liability is recognized for such future expenditures.  See Note 11 for further discussion of AROs.

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

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In making such a determination, all available evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.

Due to the effects of past regulatory practices, when deferred taxes were not required to be recorded due to the use of flow through accounting for ratemaking purposes, the reversal of some temporary differences are accounted for as current income tax expense.  Investment tax credits are deferred and their benefits amortized over the book depreciable lives of the related property. Utility rate regulation also has resulted in the recognition of certain regulatory assets and liabilities related to income taxes, which are summarized in Note 12.

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

Xcel Energy Inc. and its subsidiaries, including NSP-Wisconsin, file consolidated federal income tax returns as well as combined or separate state income tax returns.  Federal income taxes paid by Xcel Energy Inc. are allocated to Xcel Energy Inc.’s subsidiaries based on separate company computations of tax.  A similar allocation is made for state income taxes paid by Xcel Energy Inc. in connection with combined state filings. Xcel Energy Inc. also allocates its own income tax benefits to its direct subsidiaries which are recorded directly in equity by the subsidiaries based on the relative positive tax liabilities of the subsidiaries.

See Note 6 for further discussion of income taxes.

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

Interest rate hedging transactions are recorded as a component of interest expense.  NSP-Wisconsin is allowed to recover in electric or natural gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility.  For further information on derivatives entered to mitigate commodity price risk on behalf of electric and natural gas customers, see Note 9.

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

Normal Purchases and Normal Sales — NSP-Wisconsin enters into contracts for the purchase and sale of commodities for use in its business operations.  Derivatives and hedging accounting guidance requires a company to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted from derivative accounting if designated as normal purchases or normal sales.

NSP-Wisconsin evaluates all of its contracts at inception to determine if they are derivatives and if they meet the normal purchases and normal sales designation requirements.  See Note 9 for further discussion of NSP-Wisconsin’s risk management and derivative activities.

Fair Value Measurements — NSP-Wisconsin presents cash equivalents, interest rate derivatives and commodity derivatives at estimated fair values in its consolidated financial statements.  Cash equivalents are recorded at cost plus accrued interest; money market funds are measured using quoted net asset values.  For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used as a primary input to establish fair value.  For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract.  In the absence of a quoted price for an identical contract in an active market, NSP-Wisconsin may use quoted prices for similar contracts, or internally prepared valuation models to determine fair value.  See Note 9 for further discussion.

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

Renewable Energy Credits — RECs are marketable environmental instruments that represent proof that energy was generated from eligible renewable energy sources.  RECs are awarded upon delivery of the associated energy and can be bought and sold.  RECs are typically used as a form of measurement of compliance to RPS enacted by those states that are encouraging construction and consumption from renewable energy sources, but can also be sold separately from the energy produced.  NSP-Wisconsin acquires RECs from the generation or purchase of renewable power.  When RECs are purchased or acquired in the course of generation they are recorded as inventory at cost.  The cost of RECs that are utilized for compliance purposes is recorded as electric fuel and purchased power expense.

Emission Allowances — Emission allowances, including the annual SO2 and NOx emission allowance entitlement received from the EPA, are recorded at cost plus associated broker commission fees.  NSP-Wisconsin follows the inventory accounting model for all emission allowances.  The sales of emission allowances are included in electric utility operating revenues and the operating activities section of the consolidated statements of cash flows.

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

See Note 11 for further discussion of environmental costs.

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

See Note 7 for further discussion of benefit plans and other postretirement benefits.

Guarantees — NSP-Wisconsin recognizes, upon issuance or modification of a guarantee, a liability for the fair market value of the obligation that has been assumed in issuing the guarantee.  This liability includes consideration of specific triggering events and other conditions which may modify the ongoing obligation to perform under the guarantee.

The obligation recognized is reduced over the term of the guarantee as NSP-Wisconsin is released from risk under the guarantee.  See Note 11 for specific details of issued guarantees.

Subsequent Events — Management has evaluated the impact of events occurring after Dec. 31, 2012 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.

2.	Accounting Pronouncements

Recently Adopted

Fair Value Measurement — In May 2011, the FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04), which provides clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity.  These requirements were effective for interim and annual periods beginning after Dec. 15, 2011.  NSP-Wisconsin implemented the accounting and disclosure guidance effective Jan. 1, 2012, and the implementation did not have a material impact on its consolidated financial statements.  For required fair value measurement disclosures, see Notes 7 and 9.

Presentation of Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which requires the presentation of the components of net income, the components of OCI and total comprehensive income in either a single continuous financial statement of comprehensive income or in two separate, but consecutive financial statements of net income and comprehensive income.  These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income.  These requirements were effective for interim and annual periods beginning after Dec. 15, 2011.  NSP-Wisconsin implemented the financial statement presentation guidance effective Jan. 1, 2012.

Recently Issued

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  In January 2013, the FASB issued Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01) to clarify the specific instruments and activities that should be considered in these disclosures.  These disclosure requirements do not affect the presentation of amounts in the consolidated balance sheets, and are effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those annual reporting periods.  NSP-Wisconsin does not expect the implementation of this disclosure guidance to have a material impact on its consolidated financial statements.

Comprehensive Income Disclosures— In February 2013, the FASB issued Comprehensive Income (Topic 220) -– Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which requires detailed disclosures of the amounts reclassified out of accumulated other comprehensive income.  These disclosure requirements do not change how net income or comprehensive income are presented in the consolidated financial statements.  These disclosure requirements are effective for annual reporting periods beginning on or after Dec. 15, 2012, and interim periods within those annual reporting periods.  NSP-Wisconsin does not expect the implementation of this disclosure guidance to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2012	Dec. 31, 2011
Accounts receivable, net (a)
Accounts receivable	$55,039	$56,604
Less allowance for bad debts	(4,333)	(4,766)
	$50,706	$51,838

(a)	Accounts receivable, net includes $586 due from affiliates as of Dec. 31, 2012.

(Thousands of Dollars)	Dec. 31, 2012	Dec. 31, 2011
Inventories
Materials and supplies	$6,172	$5,838
Fuel	6,664	9,335
Natural gas	6,849	10,530
	$19,685	$25,703

(Thousands of Dollars)	Dec. 31, 2012	Dec. 31, 2011
Property, plant and equipment, net
Electric plant	$1,795,239	$1,684,537
Natural gas plant	224,625	213,665
Common and other property	111,319	113,597
Construction work in progress	62,629	54,627
Total property, plant and equipment	2,193,812	2,066,426
Less accumulated depreciation	(895,576)	(858,728)
	$1,298,236	$1,207,698

4.	Borrowings and Other Financing Instruments

Short-Term Borrowings

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. The following tables present commercial paper outstanding for NSP-Wisconsin:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2012
Borrowing limit	$150
Amount outstanding at period end	39
Average amount outstanding	21
Maximum amount outstanding	101
Weighted average interest rate, computed on a daily basis	0.39%
Weighted average interest rate at end of period	0.40

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$150	$150
Amount outstanding at period end	39	66
Average amount outstanding	61	24
Maximum amount outstanding	116	70
Weighted average interest rate, computed on a daily basis	0.39%	0.37%
Weighted average interest rate at end of period	0.40	0.46

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At Dec. 31, 2012 and 2011, there were no letters of credit outstanding.

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

At Dec. 31, 2012, NSP-Wisconsin had the following committed credit facility available (in millions):

Credit Facility	Drawn (a)	Available
$150.0	$39.0	$111.0

(a)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  NSP-Wisconsin had no direct advances on the credit facility outstanding at Dec. 31, 2012 and 2011.

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

Other features of NSP-Wisconsin’s credit facility include:

•
The credit facility has a financial covenant requiring that NSP-Wisconsin’s debt-to-total capitalization ratio be less than or equal to 65 percent.  NSP-Wisconsin was in compliance as its debt-to-total capitalization ratio was 50 percent at Dec. 31, 2012.  If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

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

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$100
Amount outstanding at period end	37
Average amount outstanding	11
Maximum amount outstanding	59
Weighted average interest rate, computed on a daily basis	0.33%
Weighted average interest rate at end of period	0.38

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	Dec. 31, 2012	Dec. 31, 2011
Notes payable to affiliates	$0.6	$0.5
Weighted average interest rate	0.33%	0.46%

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

In October 2012, NSP-Wisconsin issued $100 million of 3.70 percent first mortgage bonds due Oct. 1, 2042.

During the next five years, NSP-Wisconsin has long-term debt maturities of $1.2 million due in 2013.

Deferred Financing Costs — Other assets included deferred financing costs of approximately $3.6 million and $2.6 million, net of amortization, at Dec. 31, 2012 and 2011, respectively.  NSP-Wisconsin is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend Restrictions — NSP-Wisconsin’s dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

The most restrictive dividend limitation for NSP-Wisconsin is imposed by its state regulatory commission.  NSP-Wisconsin cannot pay annual dividends in excess of approximately $31.8 million if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level of 52.5 percent.  NSP-Wisconsin’s calendar year average equity-to-total capitalization ratio was 52.6 percent at Dec. 31, 2012.

5.	Joint Ownership of Transmission Facilities

Following are the investments by NSP-Wisconsin in jointly owned transmission facilities and the related ownership percentages as of Dec. 31, 2012:

			Construction
	Plant in	Accumulated	Work in
(Thousands of Dollars)	Service	Depreciation	Progress	Ownership %
NSP-Wisconsin
Electric Transmission:
CapX2020 Transmission	$9,630	$4,689	$1,235	76.6%
Total NSP-Wisconsin	$9,630	$4,689	$1,235

6.	Income Taxes

Medicare Part D — In March 2010, the Patient Protection and Affordable Care Act was signed into law.  The law includes provisions to generate tax revenue to help offset the cost of the new legislation.  One of these provisions reduces the deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage, beginning in 2013.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in September 2013.  In the third quarter of 2012, the IRS commenced an examination of tax years 2010 and 2011.  As of Dec. 31, 2012, the IRS had not proposed any material adjustments to tax years 2010 and 2011.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2012,  NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2008.  As of Dec. 31, 2012, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefits is as follows:

(Millions of Dollars)	Dec. 31, 2012	Dec. 31, 2011
Unrecognized tax benefit - Permanent tax positions	$0.1	$-
Unrecognized tax benefit - Temporary tax positions	1.2	1.5
Total unrecognized tax benefit	$1.3	$1.5

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2012	2011	2010
Balance at Jan. 1	$1.5	$1.9	$1.2
Additions based on tax positions related to the current year	0.5	0.6	0.7
Reductions based on tax positions related to the current year	(0.2)	(0.1)	-
Additions for tax positions of prior years	0.3	0.7	0.1
Reductions for tax positions of prior years	(0.8)	(0.3)	(0.1)
Settlements with taxing authorities	-	(1.2)	-
Lapse of applicable statutes of limitations	-	(0.1)	-
Balance at Dec. 31	$1.3	$1.5	$1.9

The unrecognized tax benefit balance was reduced by the tax benefits associated with NOL and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryfowards are as follows:

(Millions of Dollars)	Dec. 31, 2012	Dec. 31, 2011
NOL and tax credit carryforwards	$(0.9)	$(1.1)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.   At this time, due to the uncertain nature of the audit process, an overall range of possible change cannot be reasonably estimated.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL carryforwards.  The payables for interest related to unrecognized tax benefits at Dec. 31, 2012, 2011, and 2010 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2012, 2011 or 2010.

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset.  NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2012	2011
Federal NOL carryforward	$44.3	$59.3
Federal tax credit carryforwards	8.0	8.0
State NOL carryforward	3.4	3.5

The federal carryforward periods expire between 2021 and 2032.  The state carryforward periods expire in 2031.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.  The following reconciles such differences for the years ending Dec. 31:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	3.4	4.4	3.5
Change in unrecognized tax benefits	0.1	(0.2)	-
Tax credits recognized	(0.9)	(0.9)	(1.1)
Regulatory differences — utility plant items	(0.3)	0.5	(0.7)
Medicare Part D	-	-	1.0
Other, net	(0.1)	0.9	0.2
Effective income tax rate	37.2%	39.7%	37.9%

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2012	2011	2010
Current federal tax expense (benefit)	$930	$(1,540)	$3,754
Current state tax expense	2,216	1,573	1,536
Current change in unrecognized tax (benefit) expense	(69)	(1,418)	730
Deferred federal tax expense	25,089	30,251	19,133
Deferred state tax expense	1,890	4,105	2,288
Deferred change in unrecognized tax expense (benefit)	128	1,254	(707)
Deferred investment tax credits	(626)	(611)	(622)
Total income tax expense	$29,558	$33,614	$26,112

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2012	2011	2010
Deferred tax expense excluding items below	$27,995	$34,017	$20,987
Amortization and adjustments to deferred income taxes on
income tax regulatory assets and liabilities	(837)	1,644	(222)
Tax expense allocated to other comprehensive income	(51)	(51)	(51)
Deferred tax expense	$27,107	$35,610	$20,714

The components of the net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

(Thousands of Dollars)	2012	2011
Deferred tax liabilities:
Difference between book and tax bases of property	$265,202	$241,003
Regulatory assets	52,898	52,131
Employee benefits	16,862	21,013
Other	10,535	9,328
Total deferred tax liabilities	$345,497	$323,475

Deferred tax assets:
Environmental remediation	$43,344	$44,154
NOL carryforward	17,588	22,318
Tax credit carryforward	8,011	7,998
Regulatory liabilities	5,927	6,222
Deferred investment tax credits	5,766	5,705
Other	2,191	2,403
Total deferred tax assets	$82,827	$88,800
Net deferred tax liability	$262,670	$234,675

7.	Benefit Plans and Other Postretirement Benefits

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

Xcel Energy, which includes NSP-Wisconsin, offers various benefit plans to its employees.  Approximately 70 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements.  At Dec. 31, 2012, NSP-Wisconsin had 405 bargaining employees covered under a collective-bargaining agreement, which expires at the end of 2013.

The plans invest in various instruments which are disclosed under the accounting guidance for fair value measurements which establishes a hierarchical framework for disclosing the observability of the inputs utilized in measuring fair value.  The three levels in the hierarchy and examples of each level are as follows:

Level 1 — Quoted prices are available in active markets for identical assets as of the reporting date.  The types of assets included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as common stocks listed by the New York Stock Exchange.

Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date.  The types of assets included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs, such as corporate bonds with pricing based on market interest rate curves and recent trades of similarly rated securities.

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

In addition to the qualified pension plans, Xcel Energy maintains a supplemental executive retirement plan (SERP) and a nonqualified pension plan.  The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants.  The nonqualified pension plan provides unfunded, nonqualified benefits for compensation that is in excess of the limits applicable to the qualified pension plans.  The total obligations of the SERP and nonqualified plan as of Dec. 31, 2012 and 2011 were $39.4 million and $54.8 million, respectively, of which $0.6 million in each year was attributable to NSP-Wisconsin.   In 2012 and 2011, Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $15.6 million and $5.7 million, respectively, of which amounts attributable to NSP-Wisconsin were immaterial. Benefits for these unfunded plans are paid out of Xcel Energy’s consolidated operating cash flows.

Xcel Energy Inc. and NSP-Wisconsin base the investment-return assumption on expected long-term performance for each of the investment types included in the pension asset portfolio and consider the historical returns achieved by the asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts.  The pension cost determination assumes a forecasted mix of investment types over the long term.  Investment returns in 2012 were above the assumed level of 7.50 percent.  Investment returns in 2011 were below the assumed level of 8.00 percent while returns in 2010 were above the assumed level of 8.00 percent. Xcel Energy Inc. and NSP-Wisconsin continually review the pension assumptions.  In 2013, NSP-Wisconsin’s expected investment-return assumption is 7.25 percent.

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

The following table presents the target pension asset allocations for NSP-Wisconsin:

	2012	2011
Domestic and international equity securities	29%	31%
Long-duration fixed income securities	30	26
Short-to-intermediate term fixed income securities	12	14
Alternative investments	27	26
Cash	2	3
Total	100%	100%

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

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, NSP-Wisconsin’s pension plan assets that are measured at fair value as of Dec. 31, 2012 and 2011:

	Dec. 31, 2012
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$7,956	$-	$-	$7,956
Derivatives	-	390	-	390
Government securities	-	9,406	-	9,406
Corporate bonds	-	25,046	-	25,046
Asset-backed securities	-	-	749	749
Mortgage-backed securities	-	-	2,128	2,128
Common stock	3,977	-	-	3,977
Private equity investments	-	-	8,545	8,545
Commingled funds	-	76,398	-	76,398
Real estate	-	-	3,472	3,472
Securities lending collateral obligation and other	-	(1,521)	-	(1,521)
Total	$11,933	$109,719	$14,894	$136,546

	Dec. 31, 2011
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents.	$6,604	$-	$-	$6,604
Derivatives	-	296	-	296
Government securities	-	7,578	-	7,578
Corporate bonds	-	25,454	-	25,454
Asset-backed securities	-	-	1,578	1,578
Mortgage-backed securities	-	-	3,781	3,781
Common stock	3,693	-	-	3,693
Private equity investments	-	-	8,440	8,440
Commingled funds	-	64,520	-	64,520
Real estate	-	-	2,008	2,008
Securities lending collateral obligation and other	-	(2,604)	-	(2,604)
Total	$10,297	$95,244	$15,807	$121,348

The following tables present the changes in NSP-Wisconsin’s Level 3 pension plan assets for the years ended Dec. 31, 2012, 2011 and 2010:

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2012	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2012
Asset-backed securities	$1,578	$197	$(273)	$(753)	$749
Mortgage-backed securities	3,781	93	(112)	(1,634)	2,128
Private equity investments	8,440	945	(1,197)	357	8,545
Real estate	2,008	1	328	1,135	3,472
Total	$15,807	$1,236	$(1,254)	$(895)	$14,894

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2011	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2011
Asset-backed securities	$1,367	$121	$(125)	$215	$1,578
Mortgage-backed securities	5,984	55	(295)	(1,963)	3,781
Private equity investments	6,704	210	648	878	8,440
Real estate	3,746	(34)	1,002	(2,706)	2,008
Total	$17,801	$352	$1,230	$(3,576)	$15,807

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2010	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2010
Asset-backed securities	$2,357	$173	$(140)	$(1,023)	$1,367
Mortgage-backed securities	7,280	707	(717)	(1,286)	5,984
Private equity investments	4,053	(55)	809	1,897	6,704
Real estate	3,294	(2)	288	166	3,746
Total	$16,984	$823	$240	$(246)	$17,801

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for NSP-Wisconsin is presented in the following table:

(Thousands of Dollars)	2012	2011
Accumulated Benefit Obligation at Dec. 31	$169,939	$150,405

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$159,766	$154,147
Service cost	4,568	4,271
Interest cost	7,765	8,031
Plan amendments	216	-
Actuarial loss	21,083	7,430
Benefit payments	(13,403)	(14,113)
Obligation at Dec. 31	$179,995	$159,766

(Thousands of Dollars)	2012	2011
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$121,348	$123,541
Actual return on plan assets	16,079	5,474
Employer contributions	12,522	6,446
Benefit payments	(13,403)	(14,113)
Fair value of plan assets at Dec. 31	$136,546	$121,348

Funded Status of Plans at Dec. 31:	2012	2011
Funded status (a)	$(43,449)	$(38,418)

(a)	Amounts are recognized in noncurrent liabilities on NSP-Wisconsin’s consolidated balance sheets.

(Thousands of Dollars)	2012	2011
NSP-Wisconsin Amounts Not Yet Recognized as Components of Net
Periodic Benefit Cost:
Net loss	$99,338	$89,730
Prior service cost	2,290	4,061
Total	$101,628	$93,791

(Thousands of Dollars)	2012	2011
Amounts Related to the Funded Status of the Plans Have Been
Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$6,895	$7,530
Noncurrent regulatory assets	94,733	86,261
Total	$101,628	$93,791

Measurement Date	Dec. 31, 2012	Dec. 31, 2011

	2012	2011
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.00%	5.00%
Expected average long-term increase in compensation level	3.75	4.00
Mortality table	RP 2000	RP 2000

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

The Pension Protection Act changed the minimum funding requirements for defined benefit pension plans beginning in 2008.  The following are the pension funding contributions, both voluntary and required, made by Xcel Energy for 2011 through January 2013:

•	In January 2013, contributions of $191.5 million were made across four of Xcel Energy’s pension plans, of which $11.3 million was attributable to NSP-Wisconsin;
•	In 2012, contributions of $198.1 million were made across four of Xcel Energy’s pension plans, of which $12.5 million was attributable to NSP-Wisconsin;
•	In 2011, contributions of $137.3 million were made across three of Xcel Energy’s pension plans, of which $6.4 million was attributable to NSP-Wisconsin;
•	For future years, Xcel Energy and NSP-Wisconsin anticipate contributions will be made as necessary.

Plan Amendments — Xcel Energy, which includes NSP-Wisconsin, amended the plan in 2012 to allow a one time transfer of a portion of qualifying obligations from the nonqualified pension plan into the qualified pension plans.  Xcel Energy and NSP-Wisconsin also modified the benefit formula for nonbargaining new hires beginning in 2012 to a reduced benefit level.

Benefit Costs — The components of NSP-Wisconsin’s net periodic pension cost were:

(Thousands of Dollars)	2012	2011	2010
Service cost	$4,568	$4,271	$4,260
Interest cost	7,765	8,031	8,311
Expected return on plan assets	(10,489)	(11,484)	(11,800)
Amortization of prior service cost	1,771	1,895	1,629
Amortization of net loss	6,004	4,070	2,463
Net periodic pension cost	$9,619	$6,783	$4,863

Significant Assumptions Used to Measure Costs:	2012	2011	2010
Discount rate	5.00%	5.50%	6.00%
Expected average long-term increase in compensation level	4.00	4.00	4.00
Expected average long-term rate of return on assets	7.50	8.00	8.00

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy, Inc., costs are allocated to NSP-Wisconsin based on Xcel Energy Services Inc. employees’ labor costs.  Amounts allocated to NSP-Wisconsin were $1.8 million, $1.3 million and $1.0 million in 2012, 2011 and 2010, respectively.  Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan.  The return assumption used for 2013 pension cost calculations is 7.25 percent.  The cost calculation uses a market-related valuation of pension assets.  Xcel Energy, including NSP-Wisconsin, uses a calculated value method to determine the market-related value of the plan assets.  The market-related value begins with the fair market value of assets as of the beginning of the year.  The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year.  As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Defined Contribution Plans

Xcel Energy, which includes NSP-Wisconsin, maintains 401(k) and other defined contribution plans that cover substantially all employees.  The contributions to these plans for NSP-Wisconsin were approximately $1.2 million in 2012, $1.1 million in 2011 and $1.0 million in 2010.

Postretirement Health Care Benefits

Xcel Energy, which includes NSP-Wisconsin, has a contributory health and welfare benefit plan that provides health care and death benefits to certain Xcel Energy retirees.  The former NSP, which includes NSP-Wisconsin, discontinued contributing toward health care benefits for nonbargaining employees retiring after 1998 and for bargaining employees of NSP-Minnesota and NSP-Wisconsin who retired after 1999.

In 1993, Xcel Energy Inc. and NSP-Wisconsin adopted accounting guidance regarding other non-pension postretirement benefits and elected to amortize the unrecognized APBO on a straight-line basis over 20 years.

Regulatory agencies for nearly all retail and wholesale utility customers have allowed rate recovery of accrued postretirement benefit costs.

Plan Assets — Certain state agencies that regulate Xcel Energy Inc.’s utility subsidiaries also have issued guidelines related to the funding of postretirement benefit costs.  Also, a portion of the assets contributed on behalf of nonbargaining retirees has been funded into a sub-account of the Xcel Energy pension plans.  These assets are invested in a manner consistent with the investment strategy for the pension plan.

Xcel Energy Inc. and NSP-Wisconsin base investment-return assumptions for the postretirement health care fund assets on expected long-term performance for each of the investment types included in the asset portfolio.  The assets are invested in a portfolio according to Xcel Energy Inc.’s and NSP-Wisconsin’s return, liquidity and diversification objectives to provide a source of funding for plan obligations and minimize the necessity of contributions to the plan, within appropriate levels of risk.  The principal mechanism for achieving these objectives is the projected allocation of assets to selected asset classes, given the long-term risk, return, correlation and liquidity characteristics of each particular asset class.  There were no significant concentrations of risk in any particular industry, index, or entity.  Investment-return volatility is not considered to be a material factor in postretirement health care costs.

The following tables present, for each of the fair value hierarchy levels, NSP-Wisconsin’s postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2012 and 2011:

	Dec. 31, 2012
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$123	$-	$-	$123
Government securities	-	99	-	99
Insurance contracts	-	67	-	67
Corporate bonds	-	59	-	59
Asset-backed securities	-	-	1	1
Mortgage-backed securities	-	-	54	54
Commingled funds	-	307	-	307
Other	-	(63)	-	(63)
Total	$123	$469	$55	$647

	Dec. 31, 2011
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$101	$-	$-	$101
Derivatives	-	23	-	23
Government securities	-	116	-	116
Corporate bonds	-	108	-	108
Asset-backed securities	-	-	14	14
Mortgage-backed securities	-	-	48	48
Preferred stock	-	1	-	1
Commingled funds	-	355	-	355
Securities lending collateral obligation and other	-	(20)	-	(20)
Total	$101	$583	$62	$746

The following tables present the changes in NSP-Wisconsin’s Level 3 postretirement benefit plan assets for the years ended Dec. 31, 2012, 2011 and 2010:

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2012	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2012
Asset-backed securities	$14	$-	$3	$(16)	$1
Mortgage-backed securities	48	(1)	6	1	54
Total	$62	$(1)	$9	$(15)	$55

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2011	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2011
Asset-backed securities	$6	$-	$(2)	$10	$14
Mortgage-backed securities	45	(3)	6	-	48
Total	$51	$(3)	$4	$10	$62

				Purchases,
		Net Realized	Net Unrealized	Issuances, and
(Thousands of Dollars)	Jan. 1, 2010	Gains (Losses)	Gains (Losses)	Settlements, Net	Dec. 31, 2010
Asset-backed securities	$30	$(1)	$4	$(27)	$6
Mortgage-backed securities	168	(2)	16	(137)	45
Total	$198	$(3)	$20	$(164)	$51

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for NSP-Wisconsin is presented in the following table:

(Thousands of Dollars)	2012	2011
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$22,127	$20,753
Service cost	20	17
Interest cost	1,075	1,144
Medicare subsidy reimbursements	189	180
Early Retiree Reinsurance Program proceeds shared with retirees	-	298
Plan amendments	(3,440)	-
Plan participants’ contributions	893	1,059
Actuarial loss	1,486	2,425
Benefit payments	(2,918)	(3,749)
Obligation at Dec. 31	$19,432	$22,127

(Thousands of Dollars)	2012	2011
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$746	$992
Actual return (loss) on plan assets	3	(1)
Plan participants’ contributions	893	1,059
Employer contributions	1,923	2,445
Benefit payments	(2,918)	(3,749)
Fair value of plan assets at Dec. 31	$647	$746

(Thousands of Dollars)	2012	2011
Funded Status of Plans at Dec. 31:
Funded status	$(18,785)	$(21,381)
Current liabilities	(943)	(1,281)
Noncurrent liabilities	(17,842)	(20,100)
Net postretirement amounts recognized on consolidated balance sheets	$(18,785)	$(21,381)

(Thousands of Dollars)	2012	2011
NSP-Wisconsin Amounts Not Yet Recognized as Components of Net Periodic Cost:
Net loss	$13,730	$12,683
Prior service credit	(3,538)	(112)
Transition obligation	1	172
Total	$10,193	$12,743

(Thousands of Dollars)	2012	2011
Amounts Related to the Funded Status of the Plans Have Been Recorded as
Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$433	$697
Noncurrent regulatory assets	9,760	12,046
Total	$10,193	$12,743

Measurement Date	Dec. 31, 2012	Dec. 31, 2011

	2012	2011
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.10%	5.00%
Mortality table	RP 2000	RP 2000
Health care costs trend rate - initial	7.50%	6.31%

Effective Dec. 31, 2012, the initial medical trend rate was increased from 6.3 percent to 7.5 percent.  The ultimate trend assumption was reduced from 5.0 percent to 4.5 percent.  The period until the ultimate rate is reached is seven years.  Xcel Energy Inc. and NSP-Wisconsin base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A 1-percent change in the assumed health care cost trend rate would have the following effects on NSP-Wisconsin:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$1,712	$(1,376)
Service and interest components	126	(102)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans.  Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously.  Xcel Energy, which includes NSP-Wisconsin, contributed $47.1 million and $49.0 million during 2012 and 2011, of which $1.9 million and $2.4 million were attributable to NSP-Wisconsin.  Xcel Energy expects to contribute approximately $21.8 million during 2013, of which $1.6 million is attributable to NSP-Wisconsin.

Plan Amendments — The 2012 decrease of the projected Xcel Energy and NSP-Wisconsin postretirement health and welfare benefit obligation for plan amendments is due to the expected transition of certain participant groups to an external plan administrator.

Benefit Costs — The components of NSP-Wisconsin’s net periodic postretirement benefit cost were:

(Thousands of Dollars)	2012	2011	2010
Service cost	$20	$17	$15
Interest cost	1,075	1,144	1,234
Expected return on plan assets	(50)	(74)	(103)
Amortization of transition obligation	171	171	171
Amortization of prior service cost	(14)	(14)	(14)
Amortization of net loss	486	366	342
Net periodic postretirement benefit cost	$1,688	$1,610	$1,645

Significant Assumptions Used to Measure Costs:	2012	2011	2010
Discount rate	5.00%	5.50%	6.00%
Expected average long-term rate of return on assets	6.75	7.50	7.50

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy, Inc., costs are allocated to NSP-Wisconsin based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments

The following table lists NSP-Wisconsin’s projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2013	$16,388	$1,598	$8	$1,590
2014	15,152	1,468	11	1,457
2015	16,117	1,459	9	1,450
2016	14,986	1,433	8	1,425
2017	14,664	1,365	3	1,362
2018-2022	69,528	6,286	16	6,270

Multiemployer Plans

NSP-Wisconsin contributes to several union multiemployer pension plans, none of which are individually significant.  These plans provide pension benefits to certain union employees, including electrical workers and other construction and facilities workers who may perform services for more than one employer during a given period and do not participate in the NSP-Wisconsin sponsored pension plans.  Contributing to these types of plans creates risk that differs from providing benefits under NSP-Wisconsin sponsored plans, in that if another participating employer ceases to contribute to a multiemployer plan, additional unfunded obligations may need to be funded over time by remaining participating employers.

Contributions to multiemployer plans were as follows for the years ended Dec. 31, 2012, 2011 and 2010.  There were no significant changes to the nature or magnitude of the participation of NSP-Wisconsin in multiemployer plans for the years presented:

(Thousands of Dollars)	2012	2011	2010
Multiemployer plan contributions:
Pension	$163	$169	$170
Total	$163	$169	$170

8.	Other Income, Net

Other income, net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2012	2011	2010
Interest income	$736	$324	$1,190
Other nonoperating income	129	67	459
Insurance policy expense	(389)	(283)	(384)
Other nonoperating expense	-	(10)	-
Other income, net	$476	$98	$1,265

9.	Fair Value of Financial Assets and Liabilities

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

Derivative Instruments Fair Value Measurements

NSP-Wisconsin enters into derivative instruments, including forward contracts, futures, swaps and options, to manage risk in connection with changes in interest rates and utility commodity prices.

Interest Rate Derivatives — NSP-Wisconsin enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period.  These derivative instruments are generally designated as cash flow hedges for accounting purposes.

At Dec. 31, 2012, accumulated other comprehensive losses related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged transactions impact earnings.

Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were $0.1 million for each of the years ended Dec. 31, 2012, 2011 and 2010.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, including the sale of natural gas or the purchase of natural gas for resale.

The following table details the gross notional amounts of commodity forwards and options at Dec. 31, 2012 and 2011:

(Amounts in Thousands) (a) (b)	Dec. 31, 2012	Dec. 31, 2011
MMBtu of natural gas	53	1,393

(a)	Amounts are not reflective of net positions in the underlying commodities.
(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Consideration of Credit Risk and Concentrations — NSP-Wisconsin continuously monitors the creditworthiness of the counterparties to its interest rate and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment, as well as an assessment of the impact of NSP-Wisconsin’s own credit risk when determining the fair value of derivative liabilities, the impact of considering credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2012	2011	2010
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(514)	$(590)	$(666)
After-tax net realized losses on derivative transactions reclassified into earnings	77	76	76
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(437)	$(514)	$(590)

During the years ended Dec. 31, 2012, 2011 and 2010, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.4 million, $3.6 million and $3.4 million, respectively, recognized as regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement losses of $2.9 million, $2.9 million and $1.1 million were recognized during each of the years ended Dec. 31, 2012, 2011 and 2010, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2012, 2011 and 2010.

Recurring Fair Value Measurements — The following tables present, for each of the fair value hierarchy levels, NSP-Wisconsin’s liabilities measured at fair value on a recurring basis:

	Dec. 31, 2012
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (a)	Total (b)
Current derivative liabilities
Natural gas commodity	$-	$11	$-	$11	$-	$11

	Dec. 31, 2011
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (a)	Total (b)
Current derivative liabilities
Natural gas commodity	$418	$2,096	$-	$2,514	$-	$2,514

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

(b)	Included in other current liabilities balance of $11.8 million and $13.9 million at Dec. 31, 2012 and 2011, respectively, in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of Dec. 31, 2012 and 2011, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2012		2011
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$468,563	$576,353	$369,369	$474,356

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of Dec. 31, 2012 and 2011, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and current estimates of fair values may differ significantly.

10.	Rate Matters

Recently Concluded Regulatory Proceedings — PSCW

Base Rate

NSP-Wisconsin – 2012 Electric and Gas Rate Case — In June 2012, NSP-Wisconsin filed a request with the PSCW to increase rates for electric and natural gas service, effective Jan. 1, 2013.  NSP-Wisconsin requested an overall increase in annual electric rates of $39.1 million, or 6.7 percent, and an increase in natural gas rates of $5.3 million, or 4.9 percent.

The electric rate filing was based on a 2013 forecast test year, a ROE of 10.40 percent, an equity ratio of 52.50 percent and an average 2013 electric rate base of approximately $788.6 million.  The natural gas rate request was solely due to a proposal to recover the initial costs associated with the environmental cleanup of the Ashland/Northern States Power Lakefront Superfund Site (the Ashland site) in Ashland, Wis.

In December 2012, the PSCW approved an electric rate increase of approximately $35.5 million, or 6.1 percent, based on a 10.4 percent ROE and an equity ratio of 52.50 percent.  The PSCW also approved a natural gas rate increase of $2.7 million, or 2.5 percent, to begin recovering costs associated with the cleanup of the Ashland site.  Final rates were implemented on Jan. 1, 2013.

11.	Commitments and Contingencies

Commitments

Capital Commitments — NSP-Wisconsin has made commitments in connection with a portion of its projected capital expenditures.  NSP-Wisconsin’s capital commitments primarily relate to one major project, CapX2020.

CapX2020 — CapX2020 is an alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest, including NSP System that has proposed several groups of transmission projects to be complete by 2020.  Group 1 project investments consist of four transmission lines.  Major construction began in 2010 on the Group 1 transmission lines with an expected completion date in 2015.  NSP System’s investment depends on the routes and configurations approved by affected state commissions and on the allocation of costs borne by other participating utilities in the upper Midwest.

Fuel Contracts — NSP-Wisconsin has contracts providing for the purchase and delivery of a significant portion of its current coal and natural gas requirements.  These contracts expire in various years between 2013 and 2029.  In addition, NSP-Wisconsin is required to pay additional amounts depending on actual quantities shipped under these agreements.  As NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers, NSP-Wisconsin utilizes deferred accounting treatment and seeks future rate recovery when fuel costs exceed the amount included in rates by more than 2 percent on an annual basis.

The estimated minimum purchases for NSP-Wisconsin under these contracts as of Dec. 31, 2012 are as follows:

(Millions of dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2013	$6.3	$10.3	$13.2
2014	1.2	0.3	11.3
2015	0.7	0.3	10.7
2016	0.7	0.3	10.7
2017	0.7	0.3	8.6
Thereafter	4.6	-	20.5
Total (a)	$14.2	$11.5	$75.0

(a)	Excludes additional amounts allocated to NSP-Wisconsin through intercompany charges.

Additional expenditures for fuel and natural gas storage and transportation will be required to meet expected future electric generation and natural gas needs.

Variable Interest Entities — The accounting guidance for consolidation of variable interest entities requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an enterprise is a variable interest entity’s primary beneficiary.

NSP-Wisconsin has entered into limited partnerships for the construction and operation of affordable rental housing developments which qualify for low-income housing tax credits.  NSP-Wisconsin has determined the low-income housing limited partnerships to be variable interest entities primarily due to contractual arrangements within each limited partnership that establish sharing of ongoing voting control and profits and losses that does not consistently align with the partners’ proportional equity ownership.  These limited partnerships are designed to qualify for low-income housing tax credits, and NSP-Wisconsin generally receives a larger allocation of the tax credits than the general partners at inception of the arrangements.  NSP-Wisconsin has determined that it has the power to direct the activities that most significantly impact these entities’ economic performance, and therefore NSP-Wisconsin consolidates these limited partnerships in its consolidated financial statements.

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

Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for low-income housing limited partnerships include the following:

(Thousands of Dollars)	Dec. 31, 2012	Dec. 31, 2011
Current assets	$357	$270
Property, plant and equipment, net	2,599	2,727
Other noncurrent assets	105	102
Total assets	$3,061	$3,099

Current liabilities	$1,388	$1,389
Mortgages and other long-term debt payable	617	640
Other noncurrent liabilities	39	43
Total liabilities	$2,044	$2,072

Leases — NSP-Wisconsin leases a variety of equipment and facilities used in the normal course of business.  These leases, primarily for office space, trucks, aircraft, cars and power-operated equipment, are accounted for as operating leases.  Total expenses under operating lease obligations were approximately $1.1 million, $1.4 million and $1.4 million for 2012, 2011 and 2010, respectively.

Future commitments under operating leases are:

(Millions of Dollars)
2013	$0.8
2014	0.8
2015	0.8
2016	0.8
2017	0.9
Thereafter	9.3
Total	$13.4

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

NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from Nuclear Electric Insurance Ltd. (NEIL).  The coverage limits are $2.25 billion for each of NSP-Minnesota’s two nuclear plant sites.  NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units.  Premiums are expensed over the policy term.  All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds.  Capital has been accumulated in the reserve funds of NEIL to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage.  However, in each calendar year, NSP-Minnesota could be subject to maximum assessments of approximately $16.5 million for business interruption insurance and $35.8 million for property damage insurance if losses exceed accumulated reserve funds.

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:
(Millions of Dollars)	Guarantee Amount	Current Exposure	Term or Expiration Date	Triggering Event Requiring Performance
Guarantee of customer loans for the Farm Rewiring Program	$1.0	$0.4	2017	(a)

(a)	The debtor becomes the subject of bankruptcy or other insolvency proceedings.

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

Site Remediation — Various federal and state environmental laws impose liability, without regard to the legality of the original conduct, where hazardous substances or other regulated materials have been released to the environment.  NSP-Wisconsin may sometimes pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including sites of former MGPs operated by NSP-Wisconsin, its predecessors, or other entities; and third-party sites, such as landfills, for which NSP-Wisconsin is alleged to be a PRP that sent hazardous materials and wastes to that site.

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

The EPA issued its Record of Decision (ROD) in 2010, which describes the preferred remedy the EPA has selected for the cleanup of the Ashland site.  In 2011, the EPA issued special notice letters identifying several entities, including NSP-Wisconsin, as PRPs, for future remediation at the site.  The special notice letters requested that those PRPs participate in negotiations with the EPA regarding how the PRPs intended to conduct or pay for the remediation at the Ashland site.  As a result of those settlement negotiations, the EPA agreed to segment the Ashland site into separate areas.  The first area (Phase I Project Area) includes soil and groundwater in Kreher Park and the Upper Bluff.  The second area includes the Sediments.

In October 2012, a settlement among the EPA, the WDNR, the Bad River and Red Cliff Bands of the Lake Superior Tribe of Chippewa Indians and NSP-Wisconsin was approved by the U.S. District Court for the Western District of Wisconsin.  This settlement resolves claims against NSP-Wisconsin for its alleged responsibility for the remediation of the Phase I Project Area.  Under the terms of the settlement, NSP-Wisconsin agreed to perform the remediation of the Phase I Project Area, but does not admit any liability with respect to the Ashland site.  The settlement reflects a cost estimate for the clean up of the Phase I Project Area of $40 million.  The settlement also resolves claims by the federal, state and tribal trustees against NSP-Wisconsin for alleged natural resource damages at the Ashland site, including both the Phase I Project Area and the Sediments.  As part of the settlement, NSP-Wisconsin will convey approximately 1,390 acres of land to the State of Wisconsin.  Fieldwork to address the Phase I Project Area at the Ashland site began at the end of 2012 and will continue into 2013.

Negotiations between the EPA and NSP-Wisconsin regarding who will pay or perform the cleanup of the Sediments are ongoing.  The EPA’s ROD for the Ashland site includes estimates that the cost of the preferred remediation related to the Sediments is between $63 million and $77 million, with a potential deviation in such estimated costs of up to 50 percent higher to 30 percent lower.

In August 2012, NSP-Wisconsin also filed litigation against other PRPs for their share of the cleanup costs for the Ashland site.  Trial for this matter has been scheduled for June 2014.

At Dec. 31, 2012 and 2011, NSP-Wisconsin had recorded a liability of $103.7 million and $104.3 million, respectively, for the Ashland site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $20.1 million and $26.6 million, respectively, was considered a current liability.  NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change.  NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site.  Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include the cleanup approach implemented for the Sediments, which party implements the cleanup, the timing of when the cleanup is implemented, potential contributions by other PRPs and whether federal or state funding may be directed to help offset remediation costs at the Ashland site.

Historically, NSP-Wisconsin has deferred the estimated site remediation costs, as a regulatory asset, based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized in NSP-Wisconsin rates recovery of all remediation costs incurred at the Ashland site, and has authorized recovery of MGP remediation costs by other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin retail rate case process.  Under an existing PSCW policy, utilities have recovered remediation costs for MGPs in natural gas rates, amortized over a four- to six-year period.  The PSCW has not allowed utilities to recover their carrying costs on unamortized regulatory assets for MGP remediation.

In a recent rate case decision, however, the PSCW recognized the potential magnitude of the future liability for the cleanup at the Ashland site.  In December 2012, the PSCW granted an exception to its existing policy at the request of NSP-Wisconsin.  The elements of this exception include: 1) approval to begin recovery of estimated Phase 1 Project costs beginning on Jan. 1, 2013; 2) approval to amortize these estimated costs over a ten-year period; and 3) approval to apply a 3 percent carrying cost to the unamortized regulatory asset and to recover these carrying costs from natural gas customers. Implementation of this exception will mitigate the rate impact to natural gas customers and the risk to NSP-Wisconsin for a longer amortization.

Other MGP Sites — NSP-Wisconsin is currently involved in investigating and/or remediating several other MGP sites where hazardous or other regulated materials may have been deposited.  NSP-Wisconsin has identified three sites, where former MGP activities have or may have resulted in site contamination and are under current investigation and/or remediation.  At some or all of these MGP sites, there are other parties that may have responsibility for some portion of any remediation.  NSP-Wisconsin anticipates that the majority of the remediation at these sites will continue through at least 2014.  NSP-Wisconsin had accrued $2.5 million and $3.3 million for all of these sites at Dec. 31, 2012 and 2011, respectively.  There may be insurance recovery and/or recovery from other PRPs that will offset any costs incurred.  NSP-Wisconsin anticipates that any amounts spent will be fully recovered from customers.

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

Environmental Requirements

EPA GHG Regulation — In 2009, the EPA issued its “endangerment” finding that GHG emissions pose a threat to public health and welfare.  In 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold.  NSP-Wisconsin is unable to determine the cost of compliance with these new EPA requirements as it is not clear whether these requirements will apply to future changes at NSP-Wisconsin’s power plants.

GHG New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — In April 2012, the EPA proposed a GHG NSPS for newly constructed power plants.  The proposal requires that CO2 emission rates be equal to a natural gas combined-cycle plant, even if the plant is coal-fired.  The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and that installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program.  It is not possible to evaluate the impact of this regulation until its final requirements are known.

The EPA also plans to propose GHG regulations applicable to emissions from existing power plants under the CAA.  It is not known when the EPA will propose new standards for existing sources.

CSAPR — In 2011, the EPA issued the CSAPR to address long range transport of PM and ozone by requiring reductions in SO2 and NOx from utilities in the eastern half of the United States, including Wisconsin.  The CSAPR would have set more stringent requirements than the proposed Clean Air Transport Rule.  The rule also would have created an emissions trading program.

In August 2012, the U.S. Court of Appeals for the D.C. Circuit vacated the CSAPR and remanded it back to the EPA.  The D.C. Circuit also stated that the EPA must continue administering the CAIR pending adoption of a valid replacement.  In October 2012, the EPA, as well as state and local governments and environmental advocates, petitioned the D.C. Circuit to rehear the CSAPR appeal.  In January 2013, the D.C. Circuit denied all requests for rehearing.  It is not yet known whether the D.C. Circuit’s decision will be appealed, or how the EPA might approach a replacement rule.  Therefore, it is not known what requirements may be imposed in the future.

If the EPA continues administering the CAIR while the CSAPR or a replacement rule is pending, NSP-Wisconsin expects to comply with the CAIR as described below.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  NSP-Wisconsin purchased allowances in 2012 and plans to continue to purchase allowances in 2013 to comply with the CAIR.  At Dec. 31, 2012, the estimated annual CAIR NOx allowance cost for NSP-Wisconsin did not have a material impact on the results of operations, financial position or cash flows.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012.  The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date.  NSP-Wisconsin plans to cease coal combustion at Bay Front Unit 5 before the MATS compliance date, therefore the MATS rule will not be applicable.  Bay Front Unit 5 will become a natural gas-fired unit subject to the Industrial Boiler (IB) MACT.  The IB MACT requirements for Bay Front Unit 5 are not expected to have a material impact on results of operations, financial position or cash flows.

IB MACT Rules — In 2011, the EPA finalized IB MACT rules to regulate boilers and process heaters fueled with coal, biomass and liquid fuels, which would apply to NSP-Wisconsin’s Bay Front Units 1 and 2.  The capital cost to install controls to meet the requirements in the final reconsidered rule is estimated to be $9.0 million per unit, which are targeted for completion in 2014.

Revisions to National Ambient Air Quality Standards (NAAQS) for PM — In December 2012, the EPA lowered the primary health-based NAAQS for annual average fine PM and retained the current daily standard for fine PM.  In areas where NSP-Wisconsin operates power plants, current monitored air concentrations are below the level of the final annual primary standard.  The EPA is expected to designate non-compliant locations by December 2014.  States would then study the sources of the nonattainment and make emission reduction plans to attain the standards.  It is not possible to evaluate the impact of this regulation further until the final designations have been made.

Federal Clean Water Act (CWA) Section 316 (b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species.  In 2011, the EPA published the proposed rule that sets standards for minimization of aquatic species impingement, but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office.  The proposed rule is expected to be finalized in July 2013.  It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the uncertainty of the final regulatory requirements.

Proposed Coal Ash Regulation — NSP-Wisconsin’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of hazardous waste.  In 2010, the EPA published a proposed rule on whether to regulate coal combustion byproducts (coal ash) as hazardous or nonhazardous waste.  Coal ash is currently exempt from hazardous waste regulation.  NSP-Wisconsin’s costs for the management and disposal of coal ash would significantly increase and the beneficial reuse of coal ash would be negatively impacted if the EPA ultimately issues a rule under which coal ash is regulated as hazardous waste.  The EPA has not announced a planned date for a final rule.  The timing, scope and potential cost of any final rule that might be implemented are not determinable at this time.

Asset Retirement Obligations

Recorded AROs — AROs have been recorded for plant related to steam production, electric transmission and distribution and natural gas transmission and distribution.  The steam production obligation includes asbestos.  The asbestos recognition associated with the steam production includes certain plants.  This asbestos abatement removal obligation originated in 1973 with the CAA, which applied to the demolition of buildings or removal of equipment containing asbestos that can become airborne on removal.  The electric transmission and distribution ARO consists of many small potential obligations associated with PCBs, mineral oil, storage tanks, treated poles, lithium batteries, mercury and street lighting lamps.  These electric and natural gas assets have numerous in-service dates for which it is difficult to assign the obligation to a particular year.  Therefore, the obligation was measured using an average service life.

A reconciliation of NSP-Wisconsin’s AROs is shown in the tables below for the years ended Dec. 31, 2012 and 2011, respectively:

	Beginning			Revisions	Ending
	Balance	Liabilities		to Prior	Balance
(Thousands of Dollars)	Jan. 1, 2012	Recognized	Accretion	Estimates	Dec. 31, 2012 (a)
Electric plant
Steam production asbestos	$-	$1,962	$-	$-	$1,962
Electric transmission and distribution	357	-	13	633	1,003
Natural gas plant
Gas transmission and distribution	67	-	4	-	71
Total liability (b)	$424	$1,962	$17	$633	$3,036

	Beginning			Revisions	Ending
	Balance	Liabilities		to Prior	Balance
(Thousands of Dollars)	Jan. 1, 2011	Recognized	Accretion	Estimates	Dec. 31, 2011 (a)
Electric plant
Electric transmission and distribution	$67	$-	$3	$287	$357
Natural gas plant
Gas transmission and distribution	63	-	4	-	67
Total liability (b)	$130	$-	$7	$287	$424

(a)	There were no ARO liabilities settled during the 12 months ended Dec. 31, 2012 or 2011.
(b)	Included in the other long-term liabilities balance in the consolidated balance sheets.

In 2012 and 2011, NSP-Wisconsin revised electric transmission and distribution AROs due to revised estimated cash flows.  Additionally, in 2012, an ARO was recorded to reflect the expected costs with asbestos abatement at certain steam production facilities.

Removal Costs — NSP-Wisconsin records a regulatory liability for plant removal costs of steam and other generation, transmission and distribution facilities.  Generally, the accrual of future non-ARO removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates.  These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities.  Given the long periods over which the amounts were accrued and the changing of rates through time, NSP-Wisconsin has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates.  Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities.  Removal costs as of Dec. 31, 2012 and 2011 were $114 million and $109 million, respectively.

Legal Contingencies

NSP-Wisconsin is involved in various litigation matters that are being defended and handled in the ordinary course of business.  The assessment of whether a loss is probable or is a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events.  Management maintains accruals for such losses that are probable of being incurred and subject to reasonable estimation.  Management is sometimes unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to when (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories.  In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.  For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on NSP-Wisconsin’s financial statements.  Unless otherwise required by GAAP, legal fees are expensed as incurred.

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in the U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of NSP-Wisconsin, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In October 2012, the Ninth Circuit affirmed the U.S. District Court’s dismissal and subsequently rejected plaintiffs’ request for rehearing.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  Although Xcel Energy Inc. believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

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

The components of regulatory assets shown on the consolidated balance sheets of NSP-Wisconsin at Dec. 31, 2012 and Dec. 31, 2011 are:

	See	Remaining
(Thousands of Dollars)	Notes	Amortization Period	Dec. 31, 2012		Dec. 31, 2011
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Environmental remediation costs	1, 11	Various	$2,521	$109,162	$-	$108,181
Pension and retiree medical obligations (a)	7	Various	7,328	104,426	8,197	98,045
Recoverable deferred taxes on AFUDC
recorded in plant	1	Plant lives	-	10,458	-	9,630
Losses on reacquired debt	4	Term of related debt	800	6,538	843	7,338
State commission adjustments	1	Plant lives	339	7,533	277	4,506
Contract valuation adjustments (b)	1, 9	Term of related contract	11	-	2,515	-
Conservation programs	1	Less than one year	691	-	2,301	-
Deferred income tax adjustment	1, 6	Typically plant lives	-	1,974	-	1,868
Recoverable purchased natural gas costs		Less than one year	358	-	-	-
Other		Various	-	368	-	342
Total regulatory assets			$12,048	$240,459	$14,133	$229,910

(a)	Includes the non-qualified pension plan.
(b)	Includes valuation adjustments on natural gas commodity purchases.

The components of regulatory liabilities shown on the consolidated balance sheets of NSP-Wisconsin at Dec. 31, 2012 and Dec. 31, 2011 are:

	See	Remaining
(Thousands of Dollars)	Notes	Amortization Period	Dec. 31, 2012		Dec. 31, 2011
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	11	Plant lives	$-	$113,949	$-	$108,850
DOE settlement	11	Less than one year	5,628	-	14,484	-
Investment tax credit deferrals	1, 6	Various	-	9,626	-	9,525
Conservation programs	1	Less than one year	73	-	-	-
Deferred electric energy costs	1	Less than one year	134	-	1,869	-
Other		Various	251	171	256	812
Total regulatory liabilities			$6,086	$123,746	$16,609	$119,187

At Dec. 31, 2012, approximately $0.4 million of NSP-Wisconsin's regulatory assets represented past expenditures not currently earning a return.  This amount primarily includes recoverable purchased natural gas costs.

13.	Segments and Related Information

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

The accounting policies of the segments are the same as those described in Note 1.

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
2012
Operating revenues	$757,565	$103,100	$1,177	$-	$861,842
Intersegment revenues	355	727	-	(1,082)	-
Total revenues	$757,920	$103,827	$1,177	$(1,082)	$861,842

Depreciation and amortization	$59,768	$9,251	$215	$-	$69,234
Interest charges and financing cost	20,303	2,554	80	-	22,937
Income tax expense	27,164	2,113	281	-	29,558
Net income	45,377	3,094	1,480	-	49,951

2011
Operating revenues	$755,136	$119,447	$1,207	$-	$875,790
Intersegment revenues	405	1,581	-	(1,986)	-
Total revenues	$755,541	$121,028	$1,207	$(1,986)	$875,790

Depreciation and amortization	$58,800	$9,599	$175	$-	$68,574
Interest charges and financing cost	21,181	2,675	137	-	23,993
Income tax expense (benefit)	32,656	1,995	(1,037)	-	33,614
Net income	47,093	2,964	949	-	51,006

2010
Operating revenues	$708,179	$118,076	$1,036	$-	$827,291
Intersegment revenues	360	1,122	-	(1,482)	-
Total revenues	$708,539	$119,198	$1,036	$(1,482)	$827,291

Depreciation and amortization	$54,414	$9,037	$218	$-	$63,669
Interest charges and financing cost	20,738	2,597	143	-	23,478
Income tax expense (benefit)	24,819	1,836	(543)	-	26,112
Net income	37,773	3,325	1,651	-	42,749

14.	Related Party Transactions

Xcel Energy Services Inc. provides management, administrative and other services for the subsidiaries of Xcel Energy Inc., including NSP-Wisconsin.  The services are provided and billed to each subsidiary in accordance with service agreements executed by each subsidiary.  NSP-Wisconsin uses services provided by Xcel Energy Services Inc. whenever possible.  Costs are charged directly to the subsidiary and are allocated if they cannot be directly assigned.

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

The table below contains significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Thousands of Dollars)	2012	2011	2010
Operating revenues:
Electric	$125,344	$124,334	$116,312
Operating expenses:
Purchased power	405,016	399,649	377,518
Transmission expense	44,942	40,870	38,558
Natural gas purchased for resale	116	98	163
Other operating expenses - paid to Xcel Energy Services Inc.	54,137	54,885	52,826
Interest expense	22	48	56

Accounts receivable and payable with affiliates at Dec. 31 were:

	2012		2011
	Accounts	Accounts	Accounts	Accounts
(Thousands of Dollars)	Receivable	Payable	Receivable	Payable
NSP-Minnesota	$-	$26,632	$-	$18,003
PSCo	-	71	-	112
SPS	-	4	-	-
Other subsidiaries of Xcel Energy Inc.	586	4,849	-	5,170
	$586	$31,556	$-	$23,285

15.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Operating revenues	$223,799	$194,173	$226,475	$217,395
Operating income	28,914	14,348	40,735	15,869
Net income	14,878	5,742	22,200	7,131

	Quarter Ended
(Thousands of Dollars)	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
Operating revenues	$238,108	$198,850	$224,468	$214,364
Operating income	29,897	20,115	39,032	18,464
Net income	14,643	8,478	19,973	7,912

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

Internal Control Over Financial Reporting

No change in NSP-Wisconsin’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting.  NSP-Wisconsin maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting.  NSP-Wisconsin has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.  During the year and in preparation for issuing its report for the year ended Dec. 31, 2012 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Wisconsin conducted testing and monitoring of its internal control over financial reporting.  Based on the control evaluation, testing and remediation performed, NSP-Wisconsin did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

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

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accountant Fees and Services

Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2013 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2012
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For the three years ended Dec. 31, 2012, 2011 and 2010.
Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2012, 2011 and 2010.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2012, 2011 and 2010.
Consolidated Balance Sheets — As of Dec. 31, 2012 and 2011.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2012, 2011 and 2010.

3.	Exhibits

	*	Indicates incorporation by reference
	+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors
	t	Furnished, herewith, not filed. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3.01*	Amended and restated articles of incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
3.02*	By-Laws of NSP-Wisconsin as amended June 3, 2008 (Exhibit 3.02 to Form 10-Q (file no. 001-03140) Aug. 4, 2008).
4.01*	Supplemental and Restated Trust Indenture dated March 1, 1991, between NSP-Wisconsin and First Wisconsin Trust company, providing for the issuance of First Mortgage Bonds (Exhibit 4.01 to Registration Statement 33-39831).
4.02*	Supplemental Trust Indenture dated April 1, 1991 (Exhibit 4.01 to Form 10-Q (file no. 001-03140) for the quarter ended March 31, 1991).
4.03*	Supplemental Trust Indenture dated Dec. 1, 1996 (Exhibit 4.01 to Form 8-K (file no. 001-03140) dated Dec. 12, 1996).
4.04*	Trust Indenture dated Sept. 1, 2000, between NSP-Wisconsin and Firstar Bank, NA as Trustee (Exhibit 4.01 to Form 8-K (file no. 001-03140) dated Sept. 25, 2000).
4.05*	Supplemental Trust Indenture dated Sept. 1, 2003 between NSP-Wisconsin and US Bank NA, supplementing indentures dated April 1, 1947 and March 1, 1991 (Exhibit 4.05 to Xcel Energy Form 10-Q (file no. 001-03034) dated Nov. 13, 2003).
4.06*	Supplemental Trust Indenture dated as of Sept. 1, 2008 between NSP-Wisconsin and U.S. Bank NA, as successor Trustee, creating $200 million principal amount of 6.375 percent First Mortgage Bonds, Series due Sept. 1, 2038 (Exhibit 4.01 of Form 8-K of NSP-Wisconsin dated Sept. 3, 2008 (file no. 001-03140)).
4.07*	Supplemental Indenture dated as of Oct. 1, 2012 between NSP-Wisconsin and U.S. Bank NA, as successor Trustee, creating $100 million principal amount of 3.700 percent First Mortgage Bonds, Series due Oct. 1, 2042 (Exhibit 4.01 of Form 8-K of NSP-Wisconsin dated Oct. 10, 2012 (file no. 001-03140)).
10.01*+	Xcel Energy Non-Qualified Pension Plan (2009 Restatement) (Exhibit 10.02 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.02*+	Xcel Energy Senior Executive Severance Policy (2009 Amendment and Restatement) (Exhibit 10.05 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.03*+	Xcel Energy Non-employee Directors’ Deferred Compensation Plan as amended and restated on Jan. 1, 2009 (Exhibit 10.08 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.04*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies (Exhibit H-1 to Form U5B (file no. 001-03034) dated Nov. 16, 2000).
10.05*+	Xcel Energy Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009 (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.06*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP- Minnesota (Exhibit 10.01 to NSP-Wisconsin Form S-4 (file no. 333-112033) dated Jan. 21, 2004).
10.07*+	Amendment dated Aug. 26, 2009 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.06 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended Sept. 30, 2009).
10.08*+	Xcel Energy Executive Annual Incentive Award Plan Form of Restricted Stock Agreement (Exhibit 10.08 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended Sept. 30, 2009).

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

10.17*+
Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (as amended and restated effective Nov. 29, 2011) (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.18*+	Second Amendment dated Oct. 26, 2011 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.18 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).
10.19*
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
101t
The following materials from NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flow, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Stockholder’s Equity, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

SCHEDULE II

NSP-WISCONSIN AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2012, 2011 AND 2010
(amounts in thousands)

		Additions
	Balance at Jan. 1	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions from Reserves (b)	Balance at Dec. 31
Allowance for bad debts:
2012	$4,766	$3,329	$1,310	$5,072	$4,333
2011	4,262	3,842	1,241	4,579	4,766
2010	4,709	3,294	1,207	4,948	4,262

(a)	Recovery of amounts previously written off.
(b)	Principally bad debts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director
(Principal Financial Officer)

Feb. 25, 2013

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