Form 10-Q
period 2013-03-31
NORTHERN STATES POWER CO /WI/
filed 2013-05-06
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Common Stock, $100 par value	933,000 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2013	2012
Operating revenues
Electric	$190,811	$182,001
Natural gas	50,357	41,492
Other	247	306
Total operating revenues	241,415	223,799

Operating expenses
Electric fuel and purchased power, non-affiliates	4,170	3,447
Purchased power, affiliates	98,942	99,167
Cost of natural gas sold and transported	30,985	26,879
Operating and maintenance expenses	41,676	38,500
Conservation program expenses	2,992	3,502
Depreciation and amortization	18,855	17,009
Taxes (other than income taxes)	6,394	6,381
Total operating expenses	204,014	194,885

Operating income	37,401	28,914

Other income, net	115	500
Allowance for funds used during construction — equity	946	999

Interest charges and financing costs
Interest charges — includes other financing costs of $381 and $426, respectively	6,855	6,015
Allowance for funds used during construction — debt	(409)	(86)
Total interest charges and financing costs	6,446	5,929

Income before income taxes	32,016	24,484
Income taxes	12,331	9,606
Net income	$19,685	$14,878

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2013	2012

Net income	$19,685	$14,878

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $13 for each of the three months ended March 31, 2013 and 2012	19	19

Other comprehensive income	19	19
Comprehensive income	$19,704	$14,897

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2013	2012
Operating activities
Net income	$19,685	$14,878
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,139	17,319
Deferred income taxes	7,136	5,304
Amortization of investment tax credits	(166)	(157)
Allowance for equity funds used during construction	(946)	(999)
Net derivative losses	31	32
Changes in operating assets and liabilities:
Accounts receivable	(10,454)	(7,818)
Accrued unbilled revenues	8,559	14,184
Inventories	4,633	7,886
Other current assets	7,671	6,395
Accounts payable	(6,337)	(3,996)
Net regulatory assets and liabilities	2,541	3,359
Other current liabilities	3,086	2,082
Pension and other employee benefit obligations	(10,860)	(12,473)
Change in other noncurrent assets	202	(197)
Change in other noncurrent liabilities	50	(21)
Net cash provided by operating activities	43,970	45,778

Investing activities
Utility capital/construction expenditures	(39,370)	(36,748)
Allowance for equity funds used during construction	946	999
Other, net	(96)	1,034
Net cash used in investing activities	(38,520)	(34,715)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(18,000)	5,000
Proceeds from notes payable to affiliate	-	50
Repayments of long-term debt	(72)	(16)
Capital contributions from parent	20,000	-
Dividends paid to parent	(7,667)	(16,225)
Net cash used in financing activities	(5,739)	(11,191)

Net change in cash and cash equivalents	(289)	(128)
Cash and cash equivalents at beginning of period	4,459	1,571
Cash and cash equivalents at end of period	$4,170	$1,443

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(6,104)	$(6,546)
Cash received (paid) for income taxes, net	697	(833)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$6,627	$4,406

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2013	Dec. 31, 2012
Assets
Current assets
Cash and cash equivalents	$4,170	$4,459
Accounts receivable, net	61,160	50,706
Accrued unbilled revenues	40,579	49,138
Inventories	15,052	19,685
Regulatory assets	13,162	12,048
Prepaid taxes	17,416	24,688
Deferred income taxes	3,494	-
Prepayments and other	2,916	4,394
Total current assets	157,949	165,118

Property, plant and equipment, net	1,317,605	1,298,236

Other assets
Regulatory assets	238,541	240,459
Other investments	3,328	3,232
Other	3,841	4,040
Total other assets	245,710	247,731
Total assets	$1,721,264	$1,711,085

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$103	$1,246
Short-term debt	21,000	39,000
Notes payable to affiliates	550	550
Accounts payable	23,109	30,723
Accounts payable to affiliates	28,843	31,556
Dividends payable to parent	7,519	7,667
Regulatory liabilities	7,337	6,086
Environmental liabilities	23,200	23,427
Accrued interest	7,359	7,304
Other	13,178	11,794
Total current liabilities	132,198	159,353

Deferred credits and other liabilities
Deferred income taxes	273,592	261,800
Deferred investment tax credits	9,103	8,911
Regulatory liabilities	125,500	123,746
Environmental liabilities	85,774	84,655
Customer advances	15,904	15,631
Pension and employee benefit obligations	52,768	63,643
Other	8,655	8,923
Total deferred credits and other liabilities	571,296	567,309

Commitments and contingencies
Capitalization
Long-term debt	468,479	467,317
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at March 31, 2013 and Dec. 31, 2012, respectively	93,300	93,300
Additional paid in capital	209,867	189,867
Retained earnings	246,542	234,376
Accumulated other comprehensive loss	(418)	(437)
Total common stockholder’s equity	549,291	517,106
Total liabilities and equity	$1,721,264	$1,711,085

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2013 and Dec. 31, 2012; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2013 and 2012; and its cash flows for the three months ended March 31, 2013 and 2012.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after March 31, 2013 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2012 balance sheet information has been derived from the audited 2012 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2012.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2012, filed with the SEC on Feb. 25, 2013.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2012, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Adopted

Balance Sheet Offsetting — In December 2011, the Financial Accounting Standards Board (FASB) issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (Accounting Standards Update (ASU) No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  In January 2013, the FASB issued Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU No. 2013-01) to clarify the specific instruments that should be considered in these disclosures.  These disclosure requirements do not affect the presentation of amounts in the consolidated balance sheets, and were effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those annual reporting periods.  NSP-Wisconsin implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its consolidated financial statements.  See Note 7 for the required disclosures.

Comprehensive Income Disclosures — In February 2013, the FASB issued Comprehensive Income (Topic 220)  — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which requires detailed disclosures regarding changes in components of accumulated other comprehensive income and amounts reclassified out of accumulated other comprehensive income.  These disclosure requirements do not change how net income or comprehensive income are presented in the consolidated financial statements.  These disclosure requirements were effective for annual reporting periods beginning on or after Dec. 15, 2012, and interim periods within those annual reporting periods.  NSP-Wisconsin implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its consolidated financial statements.  See Note 11 for the required disclosures.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2013	Dec. 31, 2012
Accounts receivable, net (a)
Accounts receivable	$65,605	$55,039
Less allowance for bad debts	(4,445)	(4,333)
	$61,160	$50,706

(a)	Accounts receivable, net includes $586 due from affiliates as of Dec. 31, 2012.

(Thousands of Dollars)	March 31, 2013	Dec. 31, 2012
Inventories
Materials and supplies	$6,191	$6,172
Fuel	7,772	6,664
Natural gas	1,089	6,849
	$15,052	$19,685

(Thousands of Dollars)	March 31, 2013	Dec. 31, 2012
Property, plant and equipment, net
Electric plant	$1,817,310	$1,795,239
Natural gas plant	226,657	224,625
Common and other property	110,715	111,319
Construction work in progress	71,527	62,629
Total property, plant and equipment	2,226,209	2,193,812
Less accumulated depreciation	(908,604)	(895,576)
	$1,317,605	$1,298,236

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015.  In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011.  As of March 31, 2013, the IRS had not proposed any material adjustments to tax years 2010 and 2011.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2013, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2008.  In the first quarter of 2013, the state of Wisconsin commenced an examination of tax years 2009 through 2011.  As of March 31, 2013, no material adjustments had been proposed for these years.  There are currently no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2013	Dec. 31, 2012
Unrecognized tax benefit — Permanent tax positions	$0.1	$0.1
Unrecognized tax benefit — Temporary tax positions	1.2	1.2
Total unrecognized tax benefit	$1.3	$1.3

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2013	Dec. 31, 2012
NOL and tax credit carryforwards	$(0.9)	$(0.9)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state audits progress.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $1 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at March 31, 2013 and Dec. 31, 2012 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2013 or Dec. 31, 2012.

5.	Commitments and Contingencies

Except as noted below, the circumstances set forth in Notes 10 and 11 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.  The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	March 31, 2013	Dec. 31, 2012
Guarantee issued and outstanding	$1.0	$1.0
Current exposure under the guarantee	0.3	0.4

Environmental Contingencies

Ashland Manufactured Gas Plant (MGP) Site — NSP-Wisconsin has been named a potentially responsible party (PRP) for contamination at a site in Ashland, Wis.  The Ashland/Northern States Power Lakefront Superfund Site (the Ashland site) includes property owned by NSP-Wisconsin, which was a site previously operated by a predecessor company as a MGP facility (the Upper Bluff), and two other properties: an adjacent city lakeshore park area (Kreher Park), on which an unaffiliated third party previously operated a sawmill and conducted creosote treating operations; and an area of Lake Superior’s Chequamegon Bay adjoining the park (the Sediments).

The U.S. Environmental Protection Agency (EPA) issued its Record of Decision (ROD) in 2010, which describes the preferred remedy the EPA has selected for the cleanup of the Ashland site.  In 2011, the EPA issued special notice letters identifying several entities, including NSP-Wisconsin, as PRPs, for future remediation at the site.  The special notice letters requested that those PRPs participate in negotiations with the EPA regarding how the PRPs intended to conduct or pay for the remediation at the Ashland site.  As a result of those settlement negotiations, the EPA agreed to segment the Ashland site into separate areas.  The first area (Phase I Project Area) includes soil and groundwater in Kreher Park and the Upper Bluff.  The second area includes the Sediments.

In October 2012, a settlement among the EPA, the Wisconsin Department of Natural Resources (WDNR), the Bad River and Red Cliff Bands of the Lake Superior Tribe of Chippewa Indians and NSP-Wisconsin was approved by the U.S. District Court for the Western District of Wisconsin.  This settlement resolves claims against NSP-Wisconsin for its alleged responsibility for the remediation of the Phase I Project Area.  Under the terms of the settlement, NSP-Wisconsin agreed to perform the remediation of the Phase I Project Area, but does not admit any liability with respect to the Ashland site.  The settlement reflects a cost estimate for the clean up of the Phase I Project Area of $40 million.  The settlement also resolves claims by the federal, state and tribal trustees against NSP-Wisconsin for alleged natural resource damages at the Ashland site, including both the Phase I Project Area and the Sediments.  As part of the settlement, NSP-Wisconsin will convey approximately 1,390 acres of land to the State of Wisconsin.  Fieldwork to address the Phase I Project Area at the Ashland site began at the end of 2012 and continues in 2013.

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

At March 31, 2013 and Dec. 31, 2012, NSP-Wisconsin had recorded a liability of $103.8 million and $103.7 million, respectively, for the Ashland site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $18.1 million and $20.1 million, respectively, was considered a current liability.  NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change.  NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site.  Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include the cleanup approach implemented for the Sediments, which party implements the cleanup, the timing of when the cleanup is implemented, potential contributions by other PRPs and whether federal or state funding may be directed to help offset remediation costs at the Ashland site.

NSP-Wisconsin has deferred the estimated site remediation costs, as a regulatory asset, based on an expectation that the Public Service Commission of Wisconsin (PSCW) will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized in NSP-Wisconsin rates recovery of all remediation costs incurred at the Ashland site, and has authorized recovery of MGP remediation costs by other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin retail rate case process.  Under an existing PSCW policy, utilities have recovered remediation costs for MGPs in natural gas rates, amortized over a four- to six-year period.  The PSCW historically has not allowed utilities to recover their carrying costs on unamortized regulatory assets for MGP remediation.

In a recent rate case decision, the PSCW recognized the potential magnitude of the future liability for the cleanup at the Ashland site.  In December 2012, the PSCW granted an exception to its existing policy at the request of NSP-Wisconsin.  The elements of this exception include: 1) approval to begin recovery of estimated Phase 1 Project costs beginning on Jan. 1, 2013; 2) approval to amortize these estimated costs over a ten-year period; and 3) approval to apply a three percent carrying cost to the unamortized regulatory asset.  Implementation of this exception will help mitigate the rate impact to natural gas customers and the risk to NSP-Wisconsin from a longer amortization period.

Environmental Requirements

Cross-State Air Pollution Rule (CSAPR) — In 2011, the EPA issued the CSAPR to address long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities in the eastern half of the United States, including Wisconsin.  The CSAPR would have set more stringent requirements than the proposed Clean Air Transport Rule.  The rule also would have created an emissions trading program.

In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA.  The D.C. Circuit also stated that the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement.  In October 2012, the EPA, as well as state and local governments and environmental advocates, petitioned the D.C. Circuit to rehear the CSAPR appeal.  In January 2013, the D.C. Circuit denied all requests for rehearing.  In March 2013, the EPA and a coalition of environmental advocacy groups separately petitioned for U.S. Supreme Court review of the CSAPR decision.  It is not known whether the Supreme Court will decide to review the D.C. Circuit’s decision.

As the EPA continues administering the CAIR while the CSAPR or a replacement rule is pending, NSP-Wisconsin expects to comply with the CAIR as described below.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  NSP-Wisconsin purchased allowances in 2012 and plans to continue to purchase allowances in 2013 to comply with the CAIR.  At March 31, 2013, the estimated annual CAIR NOx allowance cost for NSP-Wisconsin did not have a material impact on the results of operations, financial position or cash flows.

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

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in the U.S. District Court for the Northern District of California against Xcel Energy and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of carbon dioxide (CO2) and other greenhouse gases contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In October 2012, the Ninth Circuit affirmed the U.S. District Court’s dismissal and subsequently rejected plaintiffs’ request for rehearing.  Plaintiffs subsequently filed a petition for review with the United States Supreme Court. It is unknown whether the United States Supreme Court will grant this petition.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the Village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  Although Xcel Energy believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  Oral arguments occurred in May 2013.  It is uncertain when the Fifth Circuit will issue its decision.  Although Xcel Energy believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

6.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$150	$150
Amount outstanding at period end	21	39
Average amount outstanding	24	61
Maximum amount outstanding	46	116
Weighted average interest rate, computed on a daily basis	0.34%	0.39%
Weighted average interest rate at period end	0.33	0.40

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At March 31, 2013 and Dec. 31, 2012, there were no letters of credit outstanding.

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

At March 31, 2013, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150.0	$21.0	$129.0

(a)	Credit facility expires in July 2017.
(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2013 and Dec. 31, 2012.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	March 31, 2013	Dec. 31, 2012
Notes payable to affiliates	$0.6	$0.6
Weighted average interest rate	0.33%	0.33%

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

At March 31, 2013, accumulated other comprehensive loss related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended March 31, 2013 and 2012.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, including the sale of natural gas or the purchase of natural gas for resale.

The following table details the gross notional amounts of commodity forwards and options at March 31, 2013 and Dec. 31, 2012:

(Amounts in Thousands) (a)(b)	March 31, 2013	Dec. 31, 2012
Million British thermal units (MMBtu) of natural gas	-	53

(a)	Amounts are not reflective of net positions in the underlying commodities.
(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive loss, included as a component of common stockholder’s equity and in the consolidated statement of comprehensive income, is detailed in the following table:

	Three Months Ended March 31
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(437)	$(514)
After-tax net realized losses on derivative transactions reclassified into earnings	19	19
Accumulated other comprehensive loss related to cash flow hedges at March 31	$(418)	$(495)

During the three months ended March 31, 2012, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.4 million, recognized as regulatory assets and liabilities.  For the three months ended March 31, 2013, changes in the fair value of natural gas commodity derivatives resulted in immaterial net gains recognized as regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement losses of $2.9 million were recognized during the three months ended March 31, 2012, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.  Such losses for the three months ended March 31, 2013 were immaterial.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three months ended March 31, 2013 and 2012.

Recurring Fair Value Measurements — There were no recognized recurring fair value measurements at March 31, 2013.  The following table presents, for each of the fair value hierarchy levels, NSP-Wisconsin’s liabilities measured at fair value on a recurring basis at Dec. 31, 2012:

	Dec. 31, 2012
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (a)	Total (b)
Current derivative liabilities
Natural gas commodity	$-	$11	$-	$11	$-	$11

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2012.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in other current liabilities balance of $11.8 million at Dec. 31, 2012 in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of March 31, 2013 and Dec. 31, 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2013		Dec. 31, 2012
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$468,582	$579,499	$468,563	$576,353

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of March 31, 2013 and Dec. 31, 2012, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and current estimates of fair values may differ significantly.

8.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2013	2012
Interest income	$199	$657
Other nonoperating income	41	-
Insurance policy expense	(122)	(150)
Other nonoperating expense	(3)	(7)
Other income, net	$115	$500

9.	Segment Information

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended March 31, 2013
Operating revenues from external customers	$190,811	$50,357	$247	$-	$241,415
Intersegment revenues	78	308	-	(386)	-
Total revenues	$190,889	$50,665	$247	$(386)	$241,415
Net income	$13,603	$5,624	$458	$-	$19,685

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended March 31, 2012
Operating revenues from external customers	$182,001	$41,492	$306	$-	$223,799
Intersegment revenues	87	203	-	(290)	-
Total revenues	$182,088	$41,695	$306	$(290)	$223,799
Net income	$11,248	$3,400	$230	$-	$14,878

10.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2013	2012	2013	2012
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$1,421	$1,134	$6	$5
Interest cost	1,731	1,910	190	264
Expected return on plan assets	(2,499)	(2,611)	(11)	(13)
Amortization of transition obligation	-	-	-	43
Amortization of prior service cost (credit)	104	443	(88)	(4)
Amortization of net loss	1,981	1,435	241	114
Net benefit cost recognized for financial reporting	$2,738	$2,311	$338	$409

In January 2013, contributions of $191.5 million were made across four of Xcel Energy’s pension plans, of which $11.3 million was attributable to NSP-Wisconsin.  Xcel Energy does not expect additional pension contributions during 2013.

11.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2013 were as follows:

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(437)
Losses reclassified from net accumulated other comprehensive loss	19
Net current period other comprehensive income	19
Accumulated other comprehensive loss at March 31	$(418)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2013 were as follows:

(Thousands of Dollars)	Amounts Reclassified from Accumulated Other Comprehensive Loss
Losses on cash flow hedges:
Interest rate derivatives	$32	(a)
Total, pre-tax	32
Tax benefit	(13)
Total amounts reclassified, net of tax	$19

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the Nuclear Regulatory Commission (NRC); financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee workforce factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2012, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Results of Operations

NSP-Wisconsin’s net income was $19.7 million for the three months ended March 31, 2013, compared with $14.9 million for the same period in 2012.  The increase is the result of higher electric and gas rates implemented in January 2013 and the effect of cooler weather, which were partially offset by higher O&M expenses and depreciation expense.

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

	Three Months Ended March 31
(Millions of Dollars)	2013	2012
Electric revenues	$191	$182
Electric fuel and purchased power	(103)	(103)
Electric margin	$88	$79

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2013 vs. 2012
Retail rate increase (Wisconsin)	$8
Estimated impact of weather	5
Fuel and purchased power cost recovery	2
Firm wholesale	(8)
Other, net	2
Total increase in electric revenues	$9

Electric Margin

(Millions of Dollars)	2013 vs. 2012
Retail rate increase (Wisconsin)	$8
Estimated impact of weather	5
Firm wholesale	(5)
Other, net	1
Total increase in electric margin	$9

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details the natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2013	2012
Natural gas revenues	$50	$41
Cost of natural gas sold and transported	(31)	(27)
Natural gas margin	$19	$14

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2013 vs. 2012
Purchased natural gas adjustment clause recovery	$4
Estimated impact of weather	3
Retail rate increase (Wisconsin)	1
Other, net	1
Total increase in natural gas revenues	$9

Natural Gas Margin

(Millions of Dollars)	2013 vs. 2012
Estimated impact of weather	$3
Retail rate increase (Wisconsin)	1
Other, net	1
Total increase in natural gas margin	$5

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $3.2 million, or 8.2 percent, for the first quarter of 2013 compared with the same period in 2012.  The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2013 vs. 2012
Employee benefits	$1
Interchange costs	1
Other, net	1
Total increase in O&M expenses	$3

Income Taxes — Income tax expense increased by $2.7 million for the first quarter of 2013 compared with the same period in 2012.  The increase in income tax expense was primarily due to higher pretax earnings in 2013.  The ETR was 38.5 percent for the first quarter of 2013 compared with 39.2 percent for the same period in 2012.

Factors Affecting Results of Operations

Public Utility Regulation

CapX2020 Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. 345 kilovolt (kV) Transmission Line — The PSCW issued a certificate of public convenience and necessity (CPCN) for the Wisconsin portion of the project in May 2012.  The Wisconsin route is approximately 50 miles of new transmission line with an estimated cost of $211 million.  Subsequent legal challenges to the PSCW’s order by intervenors were unsuccessful, thereby rendering the PSCW’s order final.  Construction on the Wisconsin portion of the line is anticipated to begin in 2014 and the line is expected to go into service in 2015.

Summary of Recent Federal Regulatory Developments

The Federal Energy Regulatory Commission (FERC) has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2012.

Midwest Independent Transmission System Operator, Inc. (MISO) Transmission Pricing — The MISO Tariff presently provides for different allocation methods for the costs of new transmission investments depending on whether the project is primarily local or regional in nature.  If a project qualifies as a multi-value project (MVP), the costs would be fully allocated to all loads in the MISO region.  MVP eligibility is generally obtained for higher voltage (345 kV and higher) projects expected to serve multiple purposes, such as improved reliability, reduced congestion, transmission for renewable energy, and load serving.  Certain parties have appealed the FERC MVP tariff orders to the U.S. Court of Appeals for the Seventh Circuit.  The NSP System has certain new transmission facilities for which other customers in MISO contribute to cost recovery.  Likewise, the NSP System also pays a share of the costs of projects constructed by other transmission owning entities.  The transmission revenues received by the NSP System from MISO, and the transmission charges paid to MISO, associated with projects subject to regional cost allocation could be significant in future periods.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  In Order 1000, the FERC required utilities to develop tariffs that provide for joint transmission planning and cost allocation for all FERC-jurisdictional utilities within a region.  In addition, FERC Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation.  A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal Right of First Refusal (ROFR) to build certain types of transmission projects in its service area.  Rather, the FERC required that opportunity to build such projects would extend to competitive transmission developers.  Compliance with Order 1000 for NSP-Wisconsin will occur through changes to the MISO tariff.  MISO has made its initial compliance filings to incorporate new provisions into its tariffs regarding regional planning and cost allocation; the filings to address interregional planning and cost allocation requirements are due July 10, 2013.  Wisconsin has not developed legislation that preserves ROFR rights for utilities at the state level.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of March 31, 2013, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2012, which is incorporated herein by reference.

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
101 t
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)
May 6, 2013
	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director