Form 10-Q
period 2013-06-30
NORTHERN STATES POWER CO /WI/
filed 2013-08-05
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 5, 2013
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Operating revenues
Electric	$185,374	$179,105	$376,185	$361,106
Natural gas	24,555	14,830	74,912	56,322
Other	246	238	493	544
Total operating revenues	210,175	194,173	451,590	417,972

Operating expenses
Electric fuel and purchased power, non-affiliates	1,862	4,467	6,032	7,914
Purchased power, affiliates	100,043	98,813	198,985	197,980
Cost of natural gas sold and transported	14,302	7,123	45,287	34,002
Operating and maintenance expenses	42,992	42,492	84,668	80,992
Conservation program expenses	3,118	3,620	6,110	7,122
Depreciation and amortization	19,051	17,093	37,906	34,102
Taxes (other than income taxes)	6,341	6,217	12,735	12,598
Total operating expenses	187,709	179,825	391,723	374,710

Operating income	22,466	14,348	59,867	43,262

Other income (expense), net	155	(40)	270	460
Allowance for funds used during construction — equity	780	765	1,726	1,764

Interest charges and financing costs
Interest charges — includes other financing costs of $380, $384, $761 and $810, respectively	6,814	6,044	13,669	12,059
Allowance for funds used during construction — debt	(400)	(139)	(809)	(225)
Total interest charges and financing costs	6,414	5,905	12,860	11,834

Income before income taxes	16,987	9,168	49,003	33,652
Income taxes	6,443	3,426	18,774	13,032
Net income	$10,544	$5,742	$30,229	$20,620

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income	$10,544	$5,742	$30,229	$20,620
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $14, $12, $26 and $25, respectively	18	19	37	38
Other comprehensive income	18	19	37	38
Comprehensive income	$10,562	$5,761	$30,266	$20,658

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2013	2012
Operating activities
Net income	$30,229	$20,620
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,476	34,680
Deferred income taxes	15,407	14,638
Amortization of investment tax credits	(332)	(312)
Allowance for equity funds used during construction	(1,726)	(1,764)
Net derivative (gains) losses	(344)	63
Changes in operating assets and liabilities:
Accounts receivable	1,134	(9,458)
Accrued unbilled revenues	9,928	9,625
Inventories	1,913	7,696
Other current assets	3,442	(712)
Accounts payable	(5,435)	1,860
Net regulatory assets and liabilities	(806)	4,479
Other current liabilities	1,670	588
Pension and other employee benefit obligations	(10,234)	(11,730)
Change in other noncurrent assets	329	(228)
Change in other noncurrent liabilities	630	582
Net cash provided by operating activities	84,281	70,627

Investing activities
Utility capital/construction expenditures	(81,603)	(72,230)
Allowance for equity funds used during construction	1,726	1,764
Other, net	(230)	1,105
Net cash used in investing activities	(80,107)	(69,361)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(37,000)	13,000
(Repayments of) proceeds from notes payable to affiliate	(80)	50
Repayments of long-term debt	(92)	(32)
Capital contributions from parent	45,093	2,162
Dividends paid to parent	(15,186)	(16,225)
Net cash used in financing activities	(7,265)	(1,045)

Net change in cash and cash equivalents	(3,091)	221
Cash and cash equivalents at beginning of period	4,459	1,571
Cash and cash equivalents at end of period	$1,368	$1,792

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(12,122)	$(11,302)
Cash received (paid) for income taxes, net	39	(706)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$9,134	$5,748

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2013	Dec. 31, 2012
Assets
Current assets
Cash and cash equivalents	$1,368	$4,459
Accounts receivable, net	49,584	50,706
Accrued unbilled revenues	39,210	49,138
Inventories	17,773	19,685
Regulatory assets	15,197	12,048
Prepaid taxes	22,490	24,688
Deferred income taxes	2,445	—
Prepayments and other	2,251	4,394
Total current assets	150,318	165,118

Property, plant and equipment, net	1,343,713	1,298,236

Other assets
Regulatory assets	236,085	240,459
Other investments	3,461	3,232
Other	3,662	4,040
Total other assets	243,208	247,731
Total assets	$1,737,239	$1,711,085

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$103	$1,246
Short-term debt	2,000	39,000
Notes payable to affiliates	470	550
Accounts payable	26,838	30,723
Accounts payable to affiliates	29,461	31,556
Dividends payable to parent	7,757	7,667
Regulatory liabilities	7,718	6,086
Environmental liabilities	17,561	23,427
Accrued interest	7,470	7,304
Other	11,577	11,794
Total current liabilities	110,955	159,353

Deferred credits and other liabilities
Deferred income taxes	280,604	261,800
Deferred investment tax credits	9,294	8,911
Regulatory liabilities	125,016	123,746
Environmental liabilities	87,170	84,655
Customer advances	16,449	15,631
Pension and employee benefit obligations	53,394	63,643
Other	8,672	8,923
Total deferred credits and other liabilities	580,599	567,309

Commitments and contingencies
Capitalization
Long-term debt	468,494	467,317
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at June 30, 2013 and Dec. 31, 2012, respectively	93,300	93,300
Additional paid in capital	234,961	189,867
Retained earnings	249,330	234,376
Accumulated other comprehensive loss	(400)	(437)
Total common stockholder’s equity	577,191	517,106
Total liabilities and equity	$1,737,239	$1,711,085

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2013 and Dec. 31, 2012; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2013 and 2012; and its cash flows for the six months ended June 30, 2013 and 2012.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after June 30, 2013 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2012 balance sheet information has been derived from the audited 2012 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2012.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2012, filed with the SEC on Feb. 25, 2013.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2012, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin (NSP System) is operated on an integrated basis and managed by NSP-Minnesota. The electric production and transmission costs of the NSP System are shared by NSP-Minnesota and NSP-Wisconsin. A Federal Energy Regulatory Commission (FERC) approved Interchange Agreement between the two companies provides for the sharing of all generation and transmission costs of the NSP System. Such costs include current and potential obligations of NSP-Minnesota related to its nuclear generating facilities.

2.	Accounting Pronouncements

Recently Adopted

Balance Sheet Offsetting — In December 2011, the Financial Accounting Standards Board (FASB) issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (Accounting Standards Update (ASU) No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  In January 2013, the FASB issued Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU No. 2013-01) to clarify the specific instruments that should be considered in these disclosures.  These disclosure requirements do not affect the presentation of amounts in the consolidated balance sheets, and were effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those annual reporting periods.  NSP-Wisconsin implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its consolidated financial statements.  See Note 8 for the required disclosures.

Comprehensive Income Disclosures — In February 2013, the FASB issued Comprehensive Income (Topic 220)  — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which requires detailed disclosures regarding changes in components of accumulated other comprehensive income and amounts reclassified out of accumulated other comprehensive income.  These disclosure requirements do not change how net income or comprehensive income are presented in the consolidated financial statements.  These disclosure requirements were effective for annual reporting periods beginning on or after Dec. 15, 2012, and interim periods within those annual reporting periods.  NSP-Wisconsin implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its consolidated financial statements.  See Note 12 for the required disclosures.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2013	Dec. 31, 2012
Accounts receivable, net
Accounts receivable	$53,700	$55,039
Less allowance for bad debts	(4,116)	(4,333)
	$49,584	$50,706

(Thousands of Dollars)	June 30, 2013	Dec. 31, 2012
Inventories
Materials and supplies	$6,541	$6,172
Fuel	7,268	6,664
Natural gas	3,964	6,849
	$17,773	$19,685

(Thousands of Dollars)	June 30, 2013	Dec. 31, 2012
Property, plant and equipment, net
Electric plant	$1,848,303	$1,795,239
Natural gas plant	227,790	224,625
Common and other property	112,043	111,319
Construction work in progress	77,144	62,629
Total property, plant and equipment	2,265,280	2,193,812
Less accumulated depreciation	(921,567)	(895,576)
	$1,343,713	$1,298,236

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015.  In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011.  As of June 30, 2013, the IRS had not proposed any material adjustments to tax years 2010 and 2011.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2013, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2008.  In the first quarter of 2013, the state of Wisconsin commenced an examination of tax years 2009 through 2011.  As of June 30, 2013, no material adjustments had been proposed for these years.  There are currently no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2013	Dec. 31, 2012
Unrecognized tax benefit — Permanent tax positions	$0.1	$0.1
Unrecognized tax benefit — Temporary tax positions	1.3	1.2
Total unrecognized tax benefit	$1.4	$1.3

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2013	Dec. 31, 2012
NOL and tax credit carryforwards	$(0.9)	$(0.9)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state audits progress.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $1 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at June 30, 2013 and Dec. 31, 2012 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2013 or Dec. 31, 2012.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

Base Rate

NSP-Wisconsin – Wisconsin 2014 Electric and Gas Rate Case — On May 31, 2013, NSP-Wisconsin filed a request with the PSCW to increase rates for electric and natural gas service effective Jan. 1, 2014. NSP-Wisconsin requested an overall increase in annual electric rates of $40.0 million, or 6.5 percent, and an increase in natural gas rates of $4.7 million, or 3.8 percent.

The rate filing is based on a 2014 forecast test year, a return on equity (ROE) of 10.4 percent, an equity ratio of 52.5 percent, and a forecasted average net investment rate base of approximately $895.3 million for the electric utility and $89.8 million for the natural gas utility.

Next steps in the procedural schedule are expected to be as follows:

•	Staff and Intervenor Direct Testimony – Oct. 4, 2013

•	Rebuttal Testimony – Oct. 18, 2013

•	Surrebuttal testimony – Oct. 28, 2013

•	Hearing – Oct. 30, 2013

•	Initial Brief – Nov. 13, 2013

•	Reply Brief – Nov. 20, 2013

A PSCW decision is anticipated in December 2013, with final rates going into effect in January 2014.

6.	Commitments and Contingencies

Except as noted below and in Note 5, the circumstances set forth in Notes 10 and 11 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference.  The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	June 30, 2013	Dec. 31, 2012
Guarantee issued and outstanding	$1.0	$1.0
Current exposure under the guarantee	0.4	0.4

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

In October 2012, a settlement among the EPA, the Wisconsin Department of Natural Resources (WDNR), the Bad River and Red Cliff Bands of the Lake Superior Tribe of Chippewa Indians and NSP-Wisconsin was approved by the U.S. District Court for the Western District of Wisconsin.  This settlement resolves claims against NSP-Wisconsin for its alleged responsibility for the remediation of the Phase I Project Area.  Under the terms of the settlement, NSP-Wisconsin agreed to perform the remediation of the Phase I Project Area, but does not admit any liability with respect to the Ashland site.  The settlement reflects a cost estimate for the clean up of the Phase I Project Area of $40 million.  The settlement also resolves claims by the federal, state and tribal trustees against NSP-Wisconsin for alleged natural resource damages at the Ashland site, including both the Phase I Project Area and the Sediments.  As part of the settlement, NSP-Wisconsin has conveyed approximately 1,390 acres of land to the State of Wisconsin and tribal trustees.  Fieldwork to address the Phase I Project Area at the Ashland site began at the end of 2012 and continues in 2013.

Negotiations between the EPA and NSP-Wisconsin regarding who will pay or perform the cleanup of the Sediments are ongoing.  The EPA’s ROD for the Ashland site includes estimates that the cost of the preferred remediation related to the Sediments is between $63 million and $77 million, with a potential deviation in such estimated costs of up to 50 percent higher to 30 percent lower.

In August 2012, NSP-Wisconsin also filed litigation against other PRPs for their share of the cleanup costs for the Ashland site.  Trial for this matter has been scheduled for June 2014. Negotiations between the EPA, NSP-Wisconsin and several of the other PRPs regarding the PRPs’ fair share of the cleanup costs for the Ashland site are also ongoing.

At June 30, 2013 and Dec. 31, 2012, NSP-Wisconsin had recorded a liability of $101.3 million and $103.7 million, respectively, for the Ashland site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $14.3 million and $20.1 million, respectively, was considered a current liability.  The reduction in recorded liability at June 30, 2013 reflects that cleanup has now commenced and costs are being incurred with respect to the Phase I Project Area.  NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change.  NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site.  Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include the cleanup approach implemented for the Sediments, which party implements the cleanup, the timing of when the cleanup is implemented, potential contributions by other PRPs and whether federal or state funding may be directed to help offset remediation costs at the Ashland site.

NSP-Wisconsin has deferred the estimated site remediation costs, as a regulatory asset, based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers.  The PSCW has consistently authorized in NSP-Wisconsin rates recovery of all remediation costs incurred at the Ashland site, and has authorized recovery of MGP remediation costs by other Wisconsin utilities.  External MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin retail rate case process.  Under an existing PSCW policy, utilities have recovered remediation costs for MGPs in natural gas rates, amortized over a four-to six-year period.  The PSCW historically has not allowed utilities to recover their carrying costs on unamortized regulatory assets for MGP remediation.

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

Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — In April 2012, the EPA proposed a GHG NSPS for newly constructed power plants. The proposal requires that carbon dioxide (CO2) emission rates be equal to a natural gas combined-cycle plant, even if the plant is coal-fired. The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and that installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. On June 25, 2013, President Obama issued a memorandum directing the EPA to re-propose GHG emission standards for new power plants and develop GHG emission standards for existing power plants. It is not possible to evaluate the impact of these regulations until the upcoming proposals and final requirements are known.

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

In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA.  The D.C. Circuit stated that the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement.  Although the D.C. Circuit had denied all requests for rehearing, in June 2013, the U.S. Supreme Court elected to review the D.C. Circuit’s 2012 decision to vacate the CSAPR. The Court has ordered the parties to file briefs in the appeal this fall and will likely issue a decision by June 2014.

As the EPA continues administering the CAIR while the CSAPR or a replacement rule is pending, NSP-Wisconsin expects to comply with the CAIR as described below.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  NSP-Wisconsin purchased allowances in 2012 and plans to continue to purchase allowances in 2013 to comply with the CAIR.  At June 30, 2013, the estimated annual CAIR NOx allowance cost for NSP-Wisconsin did not have a material impact on the results of operations, financial position or cash flows.

Federal Clean Water Act - Effluent Limitations Guidelines (ELG) — In June 2013, the EPA published a proposed ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals (CCR). Refuse derived fuel, biomass and other alternatively fueled power plants are not addressed by the proposed revisions. The proposed rule identifies four potential regulatory options and invites comments on those regulatory approaches. The options differ in the number of waste streams covered, size of the units controlled and stringency of controls. The EPA is also seeking comment on the interaction between the ELG proposal and its proposed CCR rule, which is another proposed rule that would also regulate surface impoundments that store coal combustion byproducts (coal ash) and whether to regulate coal ash as hazardous or nonhazardous waste. A final rule is anticipated in 2014. Under the current proposed rule, facilities would need to comply as soon as possible after July 1, 2017 but no later than July 1, 2022. The impact of this rule on NSP-Wisconsin is uncertain at this time.

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

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in the U.S. District Court for the Northern District of California against Xcel Energy and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other greenhouse gases contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In October 2012, the Ninth Circuit affirmed the U.S. District Court’s dismissal and subsequently rejected plaintiffs’ request for rehearing.  In May 2013, the U.S. Supreme Court denied plaintiffs’ request for review, which brings this litigation to a close.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  In May 2013, the Fifth Circuit affirmed the district court’s dismissal of this lawsuit. It is uncertain whether plaintiffs will seek further review of this decision. Although Xcel Energy believes the likelihood of loss is remote based upon existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$150	$150
Amount outstanding at period end	2	39
Average amount outstanding	11	61
Maximum amount outstanding	27	116
Weighted average interest rate, computed on a daily basis	0.27%	0.39%
Weighted average interest rate at period end	0.22	0.40

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At June 30, 2013 and Dec. 31, 2012, there were no letters of credit outstanding.

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

At June 30, 2013, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150.0	$2.0	$148.0

(a)	Credit facility expires in July 2017.

(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  NSP-Wisconsin had no direct advances on the credit facility outstanding at June 30, 2013 and Dec. 31, 2012.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	June 30, 2013	Dec. 31, 2012
Notes payable to affiliates	$0.5	$0.6
Weighted average interest rate	0.27%	0.33%

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

At June 30, 2013, accumulated other comprehensive loss related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended June 30, 2013 and 2012, and $0.1 million of net losses reclassified from accumulated other comprehensive loss into earnings during the six months ended June 30, 2013 and 2012.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, including the sale of natural gas or the purchase of natural gas for resale.

The following table details the gross notional amounts of commodity forwards and options at June 30, 2013 and Dec. 31, 2012:

(Amounts in Thousands) (a)(b)	June 30, 2013	Dec. 31, 2012
Million British thermal units (MMBtu) of natural gas	377	53

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive loss, included as a component of common stockholder’s equity and in the consolidated statement of comprehensive income, is detailed in the following table:

	Three Months Ended June 30
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at April 1	$(418)	$(495)
After-tax net realized losses on derivative transactions reclassified into earnings	18	19
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(400)	$(476)

	Six Months Ended June 30
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(437)	$(514)
After-tax net realized losses on derivative transactions reclassified into earnings	37	38
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(400)	$(476)

During the three months ended June 30, 2013, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.2 million, recognized as regulatory assets and liabilities.  For the three months ended June 30, 2012, changes in the fair value of natural gas commodity derivatives resulted in immaterial net gains recognized as regulatory assets and liabilities.  During the six months ended June 30, 2013 and 2012, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.2 million and $0.4 million, respectively, recognized as regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement losses of $2.9 million were recognized during the six months ended June 30, 2012, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.  Such losses for the three and six months ended June 30, 2013, and the three months ended June 30, 2012, were immaterial.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2013 and 2012.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets measured at fair value on a recurring basis at June 30, 2013 and Dec. 31, 2012:

	June 30, 2013
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (a)	Total (b)
Current derivative assets
Natural gas commodity	$—	$191	$—	$191	$—	$191

	Dec. 31, 2012
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (a)	Total (c)
Current derivative liabilities
Natural gas commodity	$—	$11	$—	$11	$—	$11

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2013 and Dec. 31, 2012.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in other current assets balance of $2.3 million at June 30, 2013 in the consolidated balance sheets.

(c)	Included in other current liabilities balance of $11.8 million at Dec. 31, 2012 in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of June 30, 2013 and Dec. 31, 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2013		Dec. 31, 2012
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$468,597	$531,979	$468,563	$576,353

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of June 30, 2013 and Dec. 31, 2012, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2013	2012	2013	2012
Interest income (expense)	$197	$(25)	$396	$632
Other nonoperating income	29	46	70	39
Insurance policy expense	(69)	(61)	(191)	(211)
Other nonoperating expense	(2)	—	(5)	—
Other income (expense), net	$155	$(40)	$270	$460

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2013
Operating revenues	$185,374	$24,555	$246	$—	$210,175
Intersegment revenues	83	278	—	(361)	—
Total revenues	$185,457	$24,833	$246	$(361)	$210,175
Net income	$10,068	$201	$275	$—	$10,544

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2012
Operating revenues	$179,105	$14,830	$238	$—	$194,173
Intersegment revenues	109	61	—	(170)	—
Total revenues	$179,214	$14,891	$238	$(170)	$194,173
Net income (loss)	$6,127	$(947)	$562	$—	$5,742

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2013
Operating revenues	$376,185	$74,912	$493	$—	$451,590
Intersegment revenues	161	586	—	(747)	—
Total revenues	$376,346	$75,498	$493	$(747)	$451,590
Net income	$23,671	$5,825	$733	$—	$30,229

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2012
Operating revenues	$361,106	$56,322	$544	$—	$417,972
Intersegment revenues	196	264	—	(460)	—
Total revenues	$361,302	$56,586	$544	$(460)	$417,972
Net income	$17,375	$2,453	$792	$—	$20,620

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1,420	$1,150	$6	$5
Interest cost	1,731	1,925	190	274
Expected return on plan assets	(2,498)	(2,634)	(10)	(12)
Amortization of transition obligation	—	—	—	43
Amortization of prior service cost (credit)	104	443	(88)	(3)
Amortization of net loss	1,981	1,487	241	128
Net benefit cost recognized for financial reporting	$2,738	$2,371	$339	$435

	Six Months Ended June 30
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,841	$2,284	$12	$10
Interest cost	3,462	3,835	380	538
Expected return on plan assets	(4,997)	(5,245)	(21)	(25)
Amortization of transition obligation	—	—	—	86
Amortization of prior service cost (credit)	208	886	(176)	(7)
Amortization of net loss	3,962	2,922	482	242
Net benefit cost recognized for financial reporting	$5,476	$4,682	$677	$844

In January 2013, contributions of $191.5 million were made across four of Xcel Energy’s pension plans, of which $11.3 million was attributable to NSP-Wisconsin.  Xcel Energy does not expect additional pension contributions during 2013.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2013 were as follows:

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at April 1	$(418)
Losses reclassified from net accumulated other comprehensive loss	18
Net current period other comprehensive income	18
Accumulated other comprehensive loss at June 30	$(400)

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(437)
Losses reclassified from net accumulated other comprehensive loss	37
Net current period other comprehensive income	37
Accumulated other comprehensive loss at June 30	$(400)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Losses on cash flow hedges:
Interest rate derivatives	$32	(a)	$63	(a)
Total, pre-tax	32		63
Tax benefit	(14)		(26)
Total amounts reclassified, net of tax	$18		$37

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the Nuclear Regulatory Commission (NRC); financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee workforce factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2012, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Results of Operations

NSP-Wisconsin’s net income was $30.2 million for the six months ended June 30, 2013 compared with $20.6 million for the same period in 2012.  Higher earnings from electric and gas rates, effective January 2013, and the effect of cooler weather were partially offset by higher depreciation and O&M expenses.

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

	Six Months Ended June 30
(Millions of Dollars)	2013	2012
Electric revenues	$376	$361
Electric fuel and purchased power	(205)	(206)
Electric margin	$171	$155

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2013 vs. 2012
Retail rate increase (Wisconsin)	$16
Interchange billings with Minnesota	8
Estimated impact of weather	4
Fuel and purchased power cost recovery	3
Firm wholesale	(15)
Other, net	(1)
Total increase in electric revenues	$15

Electric Margin

(Millions of Dollars)	2013 vs. 2012
Retail rate increase (Wisconsin)	$16
Interchange billings with Minnesota	9
Estimated impact of weather	4
Firm wholesale	(10)
Timing of fuel recovery	(5)
Other, net	2
Total increase in electric margin	$16

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details the natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2013	2012
Natural gas revenues	$75	$56
Cost of natural gas sold and transported	(45)	(34)
Natural gas margin	$30	$22

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2013 vs. 2012
Purchased natural gas adjustment clause recovery	$11
Estimated impact of weather	4
Retail rate increase (Wisconsin)	1
Other, net	3
Total increase in natural gas revenues	$19

Natural Gas Margin

(Millions of Dollars)	2013 vs. 2012
Estimated impact of weather	$4
Retail rate increase (Wisconsin)	1
Other, net	3
Total increase in natural gas margin	$8

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $3.7 million, or 4.5 percent, for the six months ended June 30, 2013 compared with the same period in 2012.  The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2013 vs. 2012
Employee benefits	$1
Bad debt expense	1
Other electric and gas distribution expenses	1
Other, net	1
Total increase in O&M expenses	$4

Depreciation and Amortization — Depreciation and amortization increased $3.8 million, or 11.2 percent, for the six months ended June 30, 2013 compared with the same periods in 2012. The increases are primarily attributable to normal system expansion.

Income Taxes — Income tax expense increased $5.7 million for the six months ended June 30, 2013 compared with the same period in 2012.  The increase in income tax expense was primarily due to higher pretax earnings in 2013. The ETR was 38.3 percent for the six months ended June 30, 2013 compared with 38.7 percent for the same period in 2012.

Public Utility Regulation

2013 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the six months ended June 30, 2013 were higher than authorized in rates, and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules primarily due to extended outages at two baseload generation plants and higher than forecast prices in the MISO market. Under the fuel cost recovery rules, NSP-Wisconsin is at risk for the amount of under-recovery up to two percent of authorized annual fuel costs, up to $3.6 million. However, NSP-Wisconsin may defer the amount of under-recovery in excess of the two percent annual tolerance band for future rate recovery. Accordingly, NSP-Wisconsin recorded a deferral of approximately $1.8 million in June 2013. An application to recover the deferred amount cannot be made until 2013 annual actual fuel costs are known, and the amount of the deferral could increase or decrease based on actual fuel costs incurred for the remainder of the year. Rate recovery of the deferred amount is contingent on review and approval by the PSCW after opportunity for a hearing, and is subject to an earnings test based on NSP-Wisconsin’s most recently authorized ROE of 10.4 percent.

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

Midcontinent Independent Transmission System Operator, Inc. (MISO) Transmission Pricing — The MISO Tariff presently provides for different allocation methods for the costs of new transmission investments depending on whether the project is primarily local or regional in nature.  If a project qualifies as a multi-value project (MVP), the costs would be fully allocated to all loads in the MISO region.  MVP eligibility is generally obtained for higher voltage (345 kV and higher) projects considered part of a portfolio of projects expected to serve multiple purposes, such as improved reliability, reduced congestion, transmission for renewable energy, and load serving.  Certain parties appealed the FERC MVP tariff orders to the U.S. Court of Appeals for the Seventh Circuit.  On June 7, 2013, the Court of Appeals for the Seventh Circuit upheld the FERC MVP tariff orders allocating MVP project costs regionally, but remanded the FERC decision to not apply the regional charge to transmission service transactions crossing into the PJM Interconnection, LLC Regional Transmission Organization (RTO). The NSP System has certain new transmission facilities for which other customers in MISO contribute to cost recovery.  Likewise, the NSP System also pays a share of the costs of projects constructed by other transmission owning entities.  The transmission revenues received by the NSP System from MISO, and the transmission charges paid to MISO, associated with projects subject to regional cost allocation could be significant in future periods.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  In Order 1000, the FERC required utilities to develop tariffs that provide for joint transmission planning and cost allocation for all FERC-jurisdictional utilities within a region.  In addition, Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation.  A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal Right of First Refusal (ROFR) to build certain types of transmission projects in its service area. Various parties have appealed Order 1000 final rules to the D.C. Circuit Court of Appeals. NSP-Wisconsin is participating in the appeals in coordination with other MISO transmission owners and utilities who oppose certain aspects of the rules, including the ROFR prohibition. Initial briefs by parties challenging the final rules were filed May 28, 2013. The FERC is expected to submit its responsive brief in September 2013. Oral arguments have not yet been scheduled. The Court is unlikely to rule before 2014.

The removal of a federal ROFR will eliminate rights that NSP-Wisconsin currently has under the MISO tariff to build transmission within its footprint.  The FERC required that opportunity to build such projects would extend to competitive transmission developers.  Further, Wisconsin has not developed legislation that preserves ROFR rights for Wisconsin utilities at the state level. Compliance with Order 1000 for NSP-Wisconsin will occur through changes to the MISO tariff. MISO made its initial compliance filings to incorporate new provisions into its tariff regarding regional planning and cost allocation. The FERC has ruled on the compliance filing for MISO, directing further changes to fully address the requirements of Order 1000. NSP-Wisconsin has requested rehearing of a number of issues in this order, the rehearing request is pending the FERC’s action. In addition, MISO has received an extension of the deadline for filing its interregional planning and cost allocation agreement with the Midcontinent Area Power Pool (MAPP) which will likely delay that filing until late third quarter of 2013. Filings to address MISO interregional planning and cost allocation requirements with other regions were made on July 10, 2013.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of June 30, 2013, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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
101
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

Aug. 5, 2013	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director