Form 10-Q
period 2013-09-30
NORTHERN STATES POWER CO /WI/
filed 2013-10-28
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 28, 2013
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2013	2012	2013	2012
Operating revenues
Electric	$216,545	$214,426	$592,730	$575,532
Natural gas	14,266	11,742	89,178	68,064
Other	249	307	742	851
Total operating revenues	231,060	226,475	682,650	644,447

Operating expenses
Electric fuel and purchased power, non-affiliates	4,968	7,516	11,000	15,431
Purchased power, affiliates	106,554	103,572	305,539	301,551
Cost of natural gas sold and transported	7,483	5,656	52,770	39,658
Operating and maintenance expenses	42,521	41,726	127,189	122,718
Conservation program expenses	3,133	3,714	9,243	10,836
Depreciation and amortization	19,359	17,338	57,265	51,440
Taxes (other than income taxes)	6,273	6,218	19,008	18,816
Total operating expenses	190,291	185,740	582,014	560,450

Operating income	40,769	40,735	100,636	83,997

Other (expense) income, net	(61)	(85)	209	375
Allowance for funds used during construction — equity	1,029	(385)	2,755	1,379

Interest charges and financing costs
Interest charges — includes other financing costs of $389, $375, $1,150 and $1,185, respectively	7,191	5,944	20,860	18,003
Allowance for funds used during construction — debt	(471)	(995)	(1,280)	(1,220)
Total interest charges and financing costs	6,720	4,949	19,580	16,783

Income before income taxes	35,017	35,316	84,020	68,968
Income taxes	13,004	13,116	31,778	26,148
Net income	$22,013	$22,200	$52,242	$42,820

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2013	2012	2013	2012
Net income	$22,013	$22,200	$52,242	$42,820
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $12, $12, $38 and $37, respectively.	20	20	57	58
Other comprehensive income	20	20	57	58
Comprehensive income	$22,033	$22,220	$52,299	$42,878

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2013	2012
Operating activities
Net income	$52,242	$42,820
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	58,126	52,291
Deferred income taxes	19,491	19,604
Amortization of investment tax credits	(500)	(469)
Allowance for equity funds used during construction	(2,755)	(1,379)
Net derivative (gains) losses	(658)	95
Changes in operating assets and liabilities:
Accounts receivable	2,566	(11,303)
Accrued unbilled revenues	11,076	9,496
Inventories	(3,382)	3,924
Other current assets	9,486	6,142
Accounts payable	(3,755)	(7,307)
Net regulatory assets and liabilities	(6,260)	6,150
Other current liabilities	9,635	9,701
Pension and other employee benefit obligations	(9,273)	(11,002)
Change in other noncurrent assets	260	(119)
Change in other noncurrent liabilities	1,555	(500)
Net cash provided by operating activities	137,854	118,144

Investing activities
Utility capital/construction expenditures	(134,641)	(106,553)
Allowance for equity funds used during construction	2,754	1,379
Other, net	(249)	1,096
Net cash used in investing activities	(132,136)	(104,078)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(28,000)	33,000
(Repayments of) proceeds from notes payable to affiliate	(80)	50
Repayments of long-term debt	(109)	(48)
Capital contributions from parent	42,481	2,162
Dividends paid to parent	(22,943)	(49,306)
Net cash used in financing activities	(8,651)	(14,142)

Net change in cash and cash equivalents	(2,933)	(76)
Cash and cash equivalents at beginning of period	4,459	1,571
Cash and cash equivalents at end of period	$1,526	$1,495

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(18,366)	$(16,925)
Cash received (paid) for income taxes, net	(2,127)	1,971
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$10,347	$8,866

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2013	Dec. 31, 2012
Assets
Current assets
Cash and cash equivalents	$1,526	$4,459
Accounts receivable, net	48,119	50,706
Accrued unbilled revenues	38,062	49,138
Inventories	22,999	19,685
Regulatory assets	17,011	12,048
Prepaid taxes	16,063	24,688
Deferred income taxes	10,466	—
Prepayments and other	2,889	4,394
Total current assets	157,135	165,118

Property, plant and equipment, net	1,378,647	1,298,236

Other assets
Regulatory assets	237,339	240,459
Other investments	3,483	3,232
Other	3,677	4,040
Total other assets	244,499	247,731
Total assets	$1,780,281	$1,711,085

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$103	$1,246
Short-term debt	11,000	39,000
Notes payable to affiliates	470	550
Accounts payable	29,096	30,723
Accounts payable to affiliates	29,158	31,556
Dividends payable to parent	8,038	7,667
Regulatory liabilities	4,233	6,086
Taxes accrued	8,303	839
Environmental liabilities	23,817	23,427
Accrued interest	7,549	7,304
Other	9,627	10,955
Total current liabilities	131,394	159,353

Deferred credits and other liabilities
Deferred income taxes	294,026	261,800
Deferred investment tax credits	9,576	8,911
Regulatory liabilities	125,982	123,746
Environmental liabilities	81,862	84,655
Customer advances	16,861	15,631
Pension and employee benefit obligations	54,354	63,643
Other	9,141	8,923
Total deferred credits and other liabilities	591,802	567,309

Commitments and contingencies
Capitalization
Long-term debt	468,511	467,317
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Sept. 30, 2013 and Dec. 31, 2012, respectively	93,300	93,300
Additional paid in capital	232,349	189,867
Retained earnings	263,305	234,376
Accumulated other comprehensive loss	(380)	(437)
Total common stockholder’s equity	588,574	517,106
Total liabilities and equity	$1,780,281	$1,711,085

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2013 and Dec. 31, 2012; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2013 and 2012; and its cash flows for the nine months ended Sept. 30, 2013 and 2012.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after Sept. 30, 2013 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2012 balance sheet information has been derived from the audited 2012 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2012.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2012, filed with the SEC on Feb. 25, 2013.  Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2012, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin (NSP System) is operated on an integrated basis and managed by NSP-Minnesota and NSP-Wisconsin. The electric production and transmission costs of the NSP System are shared by NSP-Minnesota and NSP-Wisconsin. A Federal Energy Regulatory Commission (FERC) approved Interchange Agreement between the two companies provides for the sharing of all generation and transmission costs of the NSP System. Such costs include current and potential obligations of NSP-Minnesota related to its nuclear generating facilities.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Accounts receivable, net (a)
Accounts receivable	$52,596	$55,039
Less allowance for bad debts	(4,477)	(4,333)
	$48,119	$50,706

(a) Accounts receivable, net includes $14 and $586 due from affiliates as of Sept. 30, 2013 and Dec. 31, 2012, respectively.

(Thousands of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Inventories
Materials and supplies	$6,406	$6,172
Fuel	5,771	6,664
Natural gas	10,822	6,849
	$22,999	$19,685

(Thousands of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Property, plant and equipment, net
Electric plant	$1,869,563	$1,795,239
Natural gas plant	231,778	224,625
Common and other property	112,514	111,319
Construction work in progress	101,436	62,629
Total property, plant and equipment	2,315,291	2,193,812
Less accumulated depreciation	(936,644)	(895,576)
	$1,378,647	$1,298,236

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015.  In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011.  As of Sept. 30, 2013, the IRS had not proposed any material adjustments to tax years 2010 and 2011.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2013, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009.  In the first quarter of 2013, the state of Wisconsin commenced an examination of tax years 2009 through 2011.  As of Sept. 30, 2013, no material adjustments had been proposed for these years.  There are currently no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Unrecognized tax benefit — Permanent tax positions	$0.2	$0.1
Unrecognized tax benefit — Temporary tax positions	1.5	1.2
Total unrecognized tax benefit	$1.7	$1.3

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

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at Sept. 30, 2013 and Dec. 31, 2012 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2013 or Dec. 31, 2012.

Tangible Property Regulations — In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property. As NSP-Wisconsin had adopted certain utility-specific guidance previously issued by the IRS, the issuance is not expected to have a material impact on its consolidated financial statements.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 and in Note 5 to NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter period ended March 31, 2013 and June 30, 2013, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

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

On Oct. 4, 2013, the PSCW Staff filed their direct testimony and recommended an electric rate increase of $23.8 million, or 3.8 percent, and a natural gas rate decrease of $1.1 million, or 0.9 percent. PSCW Staff’s recommendations were based on a 10.2 percent ROE and a 52.5 percent equity ratio.

The most significant adjustments proposed by the PSCW Staff are shown in the table below:

(Millions of Dollars)	Electric Staff Testimony October 2013	Natural Gas Staff Testimony October 2013
Rate request	$40.0	$4.7
Electric fuel and purchased power	(5.1)	—
Sales forecast	(4.8)	—
Incentive compensation and merit pay	(3.0)	(0.6)
ROE	(1.6)	(0.2)
Conservation funding transfer	0.7	(0.7)
Depreciation expense	(0.7)	(1.3)
Ashland site amortization expense	—	(2.3)
Other, net	(1.7)	(0.7)
Recommended rate increase (decrease)	$23.8	$(1.1)

The majority of the adjustment to electric fuel and purchased power is the result of the PSCW Staff’s proposal to discontinue using the New York Mercantile Exchange (NYMEX) futures prices as a basis for setting the fuel price forecast and instead using a discounted percentage of the NYMEX futures prices. PSCW Staff’s sales forecast adjustment is based on the assumption that the strong sales growth trend from 2010 through 2012, primarily in the large commercial/industrial sector, will continue through 2013 and 2014, while NSP-Wisconsin’s forecast shows moderating growth.

On Oct. 18, 2013, NSP-Wisconsin filed rebuttal testimony, revising the requested electric rate increase to $34.0 million and natural gas rate increase to zero, based on a 10.4 percent ROE and other adjustments.

Next steps in the procedural schedule are as follows:

•	Surrebuttal testimony - Oct. 28, 2013;

•	Hearing - Oct. 30, 2013;

•	Initial brief - Nov. 13, 2013; and

•	Reply brief - Nov. 20, 2013.

A PSCW decision is anticipated in December 2013, with final rates going into effect in January 2014.

6.	Commitments and Contingencies

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Guarantees issued and outstanding	$1.0	$1.0
Current exposure under these guarantees	0.3	0.4

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

In October 2012, a settlement among the EPA, the Wisconsin Department of Natural Resources (WDNR), the Bad River and Red Cliff Bands of the Lake Superior Tribe of Chippewa Indians and NSP-Wisconsin was approved by the U.S. District Court for the Western District of Wisconsin.  This settlement resolves claims against NSP-Wisconsin for its alleged responsibility for the remediation of the Phase I Project Area.  Under the terms of the settlement, NSP-Wisconsin agreed to perform the remediation of the Phase I Project Area, but does not admit any liability with respect to the Ashland site.  The settlement reflects a cost estimate for the clean up of the Phase I Project Area of $40 million.  The settlement also resolves claims by the federal, state and tribal trustees against NSP-Wisconsin for alleged natural resource damages at the Ashland site, including both the Phase I Project Area and the Sediments.  As part of the settlement, NSP-Wisconsin has conveyed approximately 1,390 acres of land to the State of Wisconsin and tribal trustees.  Fieldwork to address the Phase I Project Area at the Ashland site began at the end of 2012 and continues.

Negotiations between the EPA and NSP-Wisconsin regarding who will pay or perform the cleanup of the Sediments are ongoing.  In August and September 2013, NSP-Wisconsin performed field studies in the Sediments to gather more data about site conditions. The data from that investigation will be received and reported in November 2013. Also, in September 2013, the EPA requested NSP-Wisconsin consider re-submitting another proposal to perform a wet dredge pilot study for a portion of the Sediments. NSP-Wisconsin previously submitted a proposal for a wet dredge pilot study in 2011. The EPA’s ROD for the Ashland site includes estimates that the cost of the preferred remediation related to the Sediments is between $63 million and $77 million, with a potential deviation in such estimated costs of up to 50 percent higher to 30 percent lower.

In August 2012, NSP-Wisconsin also filed litigation against other PRPs for their share of the cleanup costs for the Ashland site.  Trial for this matter has been rescheduled for April 2015. Negotiations between the EPA, NSP-Wisconsin and several of the other PRPs regarding the PRPs’ fair share of the cleanup costs for the Ashland site are also ongoing.

At Sept. 30, 2013 and Dec. 31, 2012, NSP-Wisconsin had recorded a liability of $101.2 million and $103.7 million, respectively, for the Ashland site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $19.5 million and $20.1 million, respectively, was considered a current liability. NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change.  NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site.  Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include the cleanup approach implemented for the Sediments, which party implements the cleanup, the timing of when the cleanup is implemented, potential contributions by other PRPs and whether federal or state funding may be directed to help offset remediation costs at the Ashland site.

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

In the last rate case decision, the PSCW recognized the potential magnitude of the future liability for the cleanup at the Ashland site and granted an exception to its existing policy at the request of NSP-Wisconsin.  The elements of this exception include: 1) approval to begin recovery of estimated Phase 1 Project costs beginning on Jan. 1, 2013; 2) approval to amortize these estimated costs over a ten-year period; and 3) approval to apply a three percent carrying cost to the unamortized regulatory asset.  Implementation of this exception will help mitigate the rate impact to natural gas customers and the risk to NSP-Wisconsin from a longer amortization period.

Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard (NSPS) Proposal and Emission Guideline for Existing Sources — In September 2013, the EPA re-proposed a GHG NSPS for newly constructed power plants which seeks to establish carbon dioxide (CO2) emission rates for coal-fired power plants that reflect emission reductions using partial carbon capture and storage technology (CCS). The EPA’s proposed CO2 emission limits for gas-fired power plants reflect emissions levels from combined cycle technology with no CCS. The EPA continues to propose that the NSPS not apply to modified or reconstructed existing power plants. In addition, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. It is not possible to evaluate the impact of the re-proposed NSPS until its final requirements are known.

In June 2013, President Obama issued a memorandum directing the EPA to develop GHG emission standards for existing power plants. The memorandum anticipates the EPA will issue a proposed GHG emission standard for existing power plants in June 2014. It is not possible to evaluate the impact of existing source standards until the upcoming proposal and final requirements are known.

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

In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA.  The D.C. Circuit stated that the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement.  In June 2013, the U.S. Supreme Court elected to review the D.C. Circuit’s 2012 decision to vacate the CSAPR. The Court has ordered the parties to file briefs in the appeal this fall and will hear arguments in December 2013. The Court will likely issue a decision by June 2014.

As the EPA continues administering the CAIR while the CSAPR or a replacement rule is pending, NSP-Wisconsin expects to comply with the CAIR as described below.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  NSP-Wisconsin purchased allowances in 2012 and plans to continue to purchase allowances in 2013 to comply with the CAIR.  At Sept. 30, 2013, the estimated annual CAIR NOx allowance cost for NSP-Wisconsin did not have a material impact on the results of operations, financial position or cash flows.

Federal Clean Water Act - Effluent Limitations Guidelines (ELG) — In June 2013, the EPA published a proposed ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. Refuse derived fuel, biomass and other alternatively fueled power plants are not addressed by the proposed revisions. The proposed rule identifies four potential regulatory options and invites comments on those regulatory approaches. The options differ in the number of waste streams covered, size of the units controlled and stringency of controls. A final rule is anticipated in 2014. Under the current proposed rule, facilities would need to comply as soon as possible after July 2017 but no later than July 2022. The impact of this rule on NSP-Wisconsin is uncertain at this time.

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

Environmental Litigation

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  In May 2013, the Fifth Circuit affirmed the district court’s dismissal of this lawsuit. Plaintiffs elected not to seek further review of this decision, which brings this litigation to a close.  No accrual was recorded for this matter.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$150	$150
Amount outstanding at period end	11	39
Average amount outstanding	4	61
Maximum amount outstanding	19	116
Weighted average interest rate, computed on a daily basis	0.22%	0.39%
Weighted average interest rate at period end	0.18	0.40

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

At Sept. 30, 2013, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150.0	$11.0	$139.0

(a)	Credit facility expires in July 2017.

(b)	Includes outstanding commercial paper.

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

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	Sept. 30, 2013	Dec. 31, 2012
Notes payable to affiliates	$0.5	$0.6
Weighted average interest rate at period end	0.25%	0.33%

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

There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended Sept. 30, 2013 and 2012, and $0.1 million of net losses reclassified from accumulated other comprehensive loss into earnings during the nine months ended Sept. 30, 2013 and 2012.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, including the sale of natural gas or the purchase of natural gas for resale.

The following table details the gross notional amounts of commodity forwards and options at Sept. 30, 2013 and Dec. 31, 2012:

(Amounts in Thousands) (a)(b)	Sept. 30, 2013	Dec. 31, 2012
Million British thermal units (MMBtu) of natural gas	853	53

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive loss, included as a component of common stockholder’s equity and in the consolidated statement of comprehensive income, is detailed in the following table:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at July 1	$(400)	$(476)
After-tax net realized losses on derivative transactions reclassified into earnings	20	20
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(380)	$(456)

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(437)	$(514)
After-tax net realized losses on derivative transactions reclassified into earnings	57	58
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(380)	$(456)

During the three months ended Sept. 30, 2013, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.2 million, recognized as regulatory assets and liabilities.  For the three months ended Sept. 30, 2012, changes in the fair value of natural gas commodity derivatives resulted in immaterial net gains recognized as regulatory assets and liabilities.  During the nine months ended Sept. 30, 2013 and 2012, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.4 million recognized as regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement losses of $2.9 million were recognized during the nine months ended Sept. 30, 2012, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.  Such losses for the three and nine months ended Sept. 30, 2013, and the three months ended Sept. 30, 2012, were immaterial.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2013 and 2012.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2013 and Dec. 31, 2012:

	Sept. 30, 2013
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (a)	Total (b)
Current derivative assets
Natural gas commodity	$—	$346	$—	$346	$—	$346

	Dec. 31, 2012
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (a)	Total (c)
Current derivative liabilities
Natural gas commodity	$—	$11	$—	$11	$—	$11

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2013 and Dec. 31, 2012.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in other current assets balance of $2.9 million at Sept. 30, 2013 in the consolidated balance sheets.

(c)	Included in other current liabilities balance of $11.0 million at Dec. 31, 2012 in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of Sept. 30, 2013 and Dec. 31, 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2013		Dec. 31, 2012
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$468,614	$531,932	$468,563	$576,353

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

9.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2013	2012	2013	2012
Interest income	$23	$18	$419	$650
Other nonoperating income	38	18	108	57
Insurance policy expense	(119)	(121)	(310)	(332)
Other nonoperating expense	(3)	—	(8)	—
Other (expense) income, net	$(61)	$(85)	$209	$375

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2013
Operating revenues from external customers	$216,545	$14,266	$249	$—	$231,060
Intersegment revenues	89	962	—	(1,051)	—
Total revenues	$216,634	$15,228	$249	$(1,051)	$231,060
Net income (loss)	$22,859	$(1,726)	$880	$—	$22,013

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2012
Operating revenues from external customers	$214,426	$11,742	$307	$—	$226,475
Intersegment revenues	82	321	—	(403)	—
Total revenues	$214,508	$12,063	$307	$(403)	$226,475
Net income (loss)	$21,743	$(1,461)	$1,918	$—	$22,200

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2013
Operating revenues from external customers	$592,730	$89,178	$742	$—	$682,650
Intersegment revenues	250	1,549	—	(1,799)	—
Total revenues	$592,980	$90,727	$742	$(1,799)	$682,650
Net income	$46,530	$4,100	$1,612	$—	$52,242

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2012
Operating revenues from external customers	$575,532	$68,064	$851	$—	$644,447
Intersegment revenues	278	585	—	(863)	—
Total revenues	$575,810	$68,649	$851	$(863)	$644,447
Net income	$39,118	$992	$2,710	$—	$42,820

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1,421	$1,142	$6	$5
Interest cost	1,731	1,918	190	268
Expected return on plan assets	(2,499)	(2,622)	(11)	(13)
Amortization of transition obligation	—	—	—	42
Amortization of prior service cost (credit)	104	442	(88)	(4)
Amortization of net loss	1,981	1,460	241	123
Net benefit cost recognized for financial reporting	$2,738	$2,340	$338	$421

	Nine Months Ended Sept. 30
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$4,262	$3,426	$18	$15
Interest cost	5,193	5,753	570	806
Expected return on plan assets	(7,496)	(7,867)	(32)	(38)
Amortization of transition obligation	—	—	—	128
Amortization of prior service cost (credit)	312	1,328	(264)	(11)
Amortization of net loss	5,943	4,382	723	365
Net benefit cost recognized for financial reporting	$8,214	$7,022	$1,015	$1,265

In 2013, contributions of $192.2 million were made across four of Xcel Energy’s pension plans, of which $11.3 million was attributable to NSP-Wisconsin.  Xcel Energy does not expect additional pension contributions during 2013.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2013 were as follows:

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at July 1	$(400)
Losses reclassified from net accumulated other comprehensive loss	20
Net current period other comprehensive income	20
Accumulated other comprehensive loss at Sept. 30	$(380)

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(437)
Losses reclassified from net accumulated other comprehensive loss	57
Net current period other comprehensive income	57
Accumulated other comprehensive loss at Sept. 30	$(380)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2013		Nine Months Ended Sept. 30, 2013
Losses on cash flow hedges:
Interest rate derivatives	$32	(a)	$95	(a)
Total, pre-tax	32		95
Tax benefit	(12)		(38)
Total amounts reclassified, net of tax	$20		$57

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the Nuclear Regulatory Commission (NRC); financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee workforce factors; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2012, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2013.

Results of Operations

NSP-Wisconsin’s net income was $52.2 million for the nine months ended Sept. 30, 2013 compared with $42.8 million for the same period in 2012.  Higher earnings from electric and natural gas rates were partially offset by higher depreciation, O&M expenses and cooler summer weather.

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

	Nine Months Ended Sept. 30
(Millions of Dollars)	2013	2012
Electric revenues	$593	$576
Electric fuel and purchased power	(317)	(317)
Electric margin	$276	$259

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2013 vs. 2012
Retail rate increase (Wisconsin)	$26
Interchange billings with Minnesota	11
Estimated impact of weather	3
Fuel and purchased power cost recovery	3
Firm wholesale	(23)
Conservation and demand side management program revenues (offset by expenses)	(1)
Other, net	(2)
Total increase in electric revenues	$17

Electric Margin

(Millions of Dollars)	2013 vs. 2012
Retail rate increase (Wisconsin)	$26
Interchange billings with Minnesota	8
Estimated impact of weather	3
Firm wholesale	(15)
Timing of fuel recovery	(5)
Total increase in electric margin	$17

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details the natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2013	2012
Natural gas revenues	$89	$68
Cost of natural gas sold and transported	(53)	(40)
Natural gas margin	$36	$28

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2013 vs. 2012
Purchased natural gas adjustment clause recovery	$13
Estimated impact of weather	4
Retail rate increase (Wisconsin)	2
Retail sales growth	1
Other, net	1
Total increase in natural gas revenues	$21

Natural Gas Margin

(Millions of Dollars)	2013 vs. 2012
Estimated impact of weather	$4
Retail rate increase (Wisconsin)	2
Retail sales growth	1
Other, net	1
Total increase in natural gas margin	$8

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $4.5 million, or 3.6 percent, for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2013 vs. 2012
Employee benefits	$2
Other electric and gas distribution expenses	2
Bad debt expense	1
Interchange costs	(2)
Other, net	1
Total increase in O&M expenses	$4

Depreciation and Amortization — Depreciation and amortization increased $5.8 million, or 11.3 percent, for the nine months ended Sept. 30, 2013 compared with the same periods in 2012. The increases are primarily attributable to normal system expansion.

Allowance for funds used during construction, equity and debt (AFUDC) — AFUDC increased $1.4 million for the nine months ended Sept. 30, 2013, compared with the same periods in 2012. The increase is primarily due to the expansion of transmission facilities.

Income Taxes — Income tax expense increased $5.6 million for the first nine months of 2013 compared with the same period in 2012.  The increase in income tax expense was primarily due to higher pretax earnings in 2013. The ETR was 37.8 percent for the nine months ended Sept. 30, 2013 compared with 37.9 percent for the same period in 2012.

Public Utility Regulation

2013 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the nine months ended Sept. 30, 2013 were higher than authorized in rates, and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules primarily due to extended outages at two baseload generation plants and higher than forecast prices in the MISO market. Under the fuel cost recovery rules, NSP-Wisconsin is at risk for the amount of under-recovery up to two percent of authorized annual fuel costs, up to $3.6 million. However, NSP-Wisconsin may defer the amount of under-recovery in excess of the two percent annual tolerance band for future rate recovery. Accordingly, NSP-Wisconsin recorded a deferral of approximately $3.5 million through September 2013. An application to recover the deferred amount cannot be made until 2013 annual actual fuel costs are known, and the amount of the deferral could increase or decrease based on actual fuel costs incurred for the remainder of the year. Rate recovery of the deferred amount is contingent on review and approval by the PSCW after opportunity for a hearing, and is subject to an earnings test based on NSP-Wisconsin’s most recently authorized ROE of 10.4 percent.

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

Midcontinent Independent Transmission System Operator, Inc. (MISO) Transmission Pricing — The MISO Tariff presently provides for different allocation methods for the costs of new transmission investments depending on whether the project is primarily local or regional in nature.  If a project qualifies as a multi-value project (MVP), the costs would be fully allocated to all loads in the MISO region.  MVP eligibility is generally obtained for higher voltage (345 kV and higher) projects considered part of a portfolio of projects expected to serve multiple purposes, such as improved reliability, reduced congestion, transmission for renewable energy, and load serving.  Certain parties appealed the FERC MVP tariff orders to the U.S. Court of Appeals for the Seventh Circuit (Seventh Circuit).  In June 2013, the Seventh Circuit upheld the FERC MVP tariff orders allocating MVP project costs regionally, but remanded the FERC decision to not apply the regional charge to transmission service transactions crossing into the PJM Interconnection, LLC Regional Transmission Organization (RTO). U.S. Supreme Court review of the Seventh Circuit decision has been requested; the U.S. Supreme Court’s response is pending. The NSP System has certain new transmission facilities for which other customers in MISO contribute to cost recovery.  Likewise, the NSP System also pays a share of the costs of projects constructed by other transmission owning entities.  The transmission revenues received by the NSP System from MISO, and the transmission charges paid to MISO, associated with projects subject to regional cost allocation could be significant in future periods.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 in July 2011 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  In Order 1000, the FERC required utilities to develop tariffs that provide for joint regional transmission planning and cost allocation for all FERC-jurisdictional utilities within a region.  In addition, Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation.  A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal Right of First Refusal (ROFR) to build certain types of transmission projects in its service area. Various parties have appealed Order 1000 final rules to the D.C. Circuit Court of Appeals. NSP-Wisconsin is participating in the appeals in coordination with other MISO transmission owners and utilities who oppose certain aspects of the rules, including the ROFR prohibition. Initial briefs by parties challenging the final rules were filed in May 2013. The FERC submitted its responsive brief on Sept. 25, 2013. Reply briefs from all parties are due on Nov. 15, 2013. Oral arguments have not yet been scheduled. The Court is unlikely to rule before 2014.

The removal of a federal ROFR will eliminate rights that NSP-Wisconsin currently has under the MISO tariff to build certain transmission projects within its footprint.  Rather, the FERC required that the opportunity to build such projects would extend to competitive transmission developers.  Compliance with Order 1000 for NSP-Wisconsin will occur through changes to the MISO tariff.  MISO made its initial compliance filings to incorporate new provisions into its tariff regarding regional planning and cost allocation. The FERC has ruled on the regional compliance filings for MISO, directing further changes to fully address the requirements of Order 1000.

Filings to address MISO interregional planning and cost allocation requirements with other regions were made in July 2013.
The filings are pending action by the FERC. In addition, MISO has received an extension of the deadline for filing its interregional planning and cost allocation agreement with the Midcontinent Area Power Pool which will likely delay that filing until late third quarter of 2014.

NSP-System
In 2012, Minnesota enacted legislation that preserves ROFR rights for Minnesota utilities at the state level.  This legislation is similar to legislation previously passed in North Dakota and South Dakota.  Wisconsin has not developed such legislation.  The FERC’s initial order on MISO’s compliance filing to address the regional requirements of Order 1000 required MISO to remove proposed tariff provisions that would have recognized state ROFR rights and allowed state regulators to select the developer of a transmission project and Xcel Energy has requested rehearing of this issue. The rehearing request is pending the FERC’s action. In a filing concurrent to MISO’s Order 1000 compliance filing, the FERC accepted changes to MISO’s transmission cost allocation procedures that will protect the ROFR for projects needed for system reliability.

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

Item 4 — MINE SAFETY DISCLOSURES

None.

Item 5 — OTHER INFORMATION

None.

Item 6 — EXHIBITS

*	Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) dated Jan. 21, 2004).
3.02	By-Laws of Northern States Power Co. (a Wisconsin corporation) as Amended and Restated on Sept. 26, 2013.
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
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

Northern States Power Company (a Wisconsin corporation)

Oct. 28, 2013	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director