Form 10-K
period 2013-12-31
NORTHERN STATES POWER CO /WI/
filed 2014-02-24
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No
As of Feb. 24, 2014, 933,000 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
Xcel Energy Inc.’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.
Northern States Power Company meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

This Form 10-K is filed by NSP-Wisconsin.  NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the SEC.  This report should be read in its entirety.

PART I
Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CFTC	Commodity Futures Trading Commission
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
FCA	Fuel clause adjustment
PGA	Purchased gas adjustment

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
APBO	Accumulated postretirement benefit obligation
ARO	Asset retirement obligation
ASU	FASB Accounting Standards Update
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CO2	Carbon dioxide
CPCN	Certificate of public convenience and necessity
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
LNG	Liquefied natural gas

MACT	Maximum Achievable Control Technology
MGP	Manufactured gas plant
MISO	Midcontinent Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investor Services
MVP	Multi-Value Project
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NOL	Net operating loss
NOx	Nitrogen oxide
NSPS	New source performance standard
O&M	Operating and maintenance
OCI	Other comprehensive income
PCB	Polychlorinated biphenyl
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Purchased power agreement
PRP	Potentially responsible party
PTC	Production tax credit
PV	Photovoltaic
REC	Renewable energy credit
ROE	Return on equity
ROFR	Right of first refusal
RPS	Renewable portfolio standards
RSG	Revenue sufficiency guarantee
RTO	Regional Transmission Organization
ROFR	Right of first refusal
SO2	Sulfur dioxide
Standard & Poor’s	Standard & Poor’s Ratings Services

Measurements
KV	Kilovolts
KWh	Kilowatt hours
Mcf	Thousand cubic feet
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

COMPANY OVERVIEW

NSP-Wisconsin was incorporated in 1901 under the laws of Wisconsin.  NSP-Wisconsin is a utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of northwestern Wisconsin and in the western portion of the Upper Peninsula of Michigan.  NSP-Wisconsin purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in this service territory.  NSP-Wisconsin provides electric utility service to approximately 253,000 customers and natural gas utility service to approximately 110,000 customers. Approximately 98 percent of NSP-Wisconsin’s retail electric operating revenues were derived from operations in Wisconsin during 2013.  Although NSP-Wisconsin’s large commercial and industrial electric retail customers are comprised of many diversified industries, a significant portion of NSP-Wisconsin’s large commercial and industrial electric sales include the following industries:  food products, paper, allied products, oil and gas extraction and sand mining.  For small commercial and industrial customers, significant electric retail sales include the following industries:  grocery and dining establishments, educational services, and food products.  Generally, NSP-Wisconsin’s earnings contribute approximately 5 percent to 10 percent of Xcel Energy’s consolidated net income.

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

NSP-Wisconsin conducts its utility business in the following reportable segments: regulated electric utility, regulated natural gas utility and all other.  See Note 14 to the consolidated financial statements for further discussion relating to comparative segment revenues, net income and related financial information.

NSP-Wisconsin’s corporate strategy focuses on four core objectives: driving operational excellence; providing options and solutions to customers; investing for the future; and enhancing engagement with employees, customers, shareholders, communities and policy makers.  NSP-Wisconsin files periodic rate cases and establishes formula rates or automatic rate adjustment mechanisms with state and federal regulators to earn a return on its investments and recover costs of operations.  Environmental leadership is a core priority for NSP-Wisconsin and is designed to meet customer and policy maker expectations for clean energy at a competitive price while creating shareholder value.

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

The PSCW has a biennial base rate filing requirement.  By June of each odd numbered year, NSP-Wisconsin must submit a rate filing for the test year beginning the following January. In recent years, NSP-Wisconsin has been submitting rate filings each year.

Fuel and Purchased Energy Cost Recovery Mechanisms — NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers.  Instead, under Wisconsin rules, utilities submit a forward-looking annual fuel cost plan to the PSCW for approval.  Once the PSCW approves the fuel cost plan, utilities defer the amount of any fuel cost under-collection or over-collection in excess of a two percent annual tolerance band, for future rate recovery or refund.  Approval of a fuel cost plan and any rate adjustment for refund or recovery of deferred costs is determined by the PSCW after an opportunity for a hearing.  Rate recovery of deferred fuel cost is subject to an earnings test based on the utility’s most recently authorized ROE. Fuel cost under-collections that exceed the two percent annual tolerance band for a calendar year may not be recovered if the utility earnings for that year exceed the authorized ROE.

NSP-Wisconsin’s wholesale electric rate schedules included a FCA to provide for adjustments to billings and revenues for changes in the cost of fuel and purchased energy.  However, as of Jan. 1, 2013, NSP-Wisconsin no longer served any wholesale municipal electric customers.  Rates for wholesale municipal services provided in 2012 were subject to a final true-up, which was completed in 2013.

NSP-Wisconsin’s retail electric rate schedules for Michigan customers include power supply cost recovery factors, which are based on 12-month projections.  After each 12-month period, a reconciliation is submitted whereby over-collections are refunded and any under-collections are collected from the customers over the subsequent 12-month period.

2013 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for 2013 exceeded the levels authorized in Wisconsin retail rates, and were outside the two percent annual tolerance band established by the PSCW pursuant to the Wisconsin fuel cost recovery rules.  Extended outages at two base load generation plants and higher than forecast prices in the MISO market were the primary causes of higher electric fuel costs. Rate recovery of the deferred amount is contingent on review and approval by the PSCW after opportunity for a hearing, and the earnings test based on NSP-Wisconsin’s 2013 authorized ROE of 10.4 percent.  NSP-Wisconsin has reviewed its 2013 fuel cost under-recovery, and has completed the earnings test, and has determined that it would be ineligible for rate recovery of any 2013 deferred fuel costs.  Accordingly, NSP-Wisconsin has expensed all 2013 fuel costs.

Wisconsin Energy Efficiency Program — In Wisconsin, the primary energy efficiency program is funded by the state’s utilities, but operated by independent contractors subject to oversight by the PSCW and the utilities. In 2013, NSP-Wisconsin was allocated approximately $8.3 million of the statewide program costs. NSP-Wisconsin recovers these costs in rates charged to Wisconsin retail customers.

Capacity and Demand

Uninterrupted system peak demand for the NSP System’s electric utility for each of the last three years and the forecast for 2014, assuming normal weather, is listed below.

	System Peak Demand (in MW)
	2011	2012	2013	2014 Forecast
NSP System	9,792	9,475	9,524	9,212

The peak demand for the NSP System typically occurs in the summer. The 2013 uninterrupted system peak demand for the NSP System occurred on Aug. 26, 2013. The 2011 peak demand occurred on a day with extremely high temperatures and humidity, which resulted in the highest uninterrupted system peak demand since July 31, 2006. The 2012 peak demand occurred uninterrupted on a day with weather much closer to normal peak day conditions. The 2013 peak demand includes the effect of warmer weather partially offset by the impact of the termination of several firm wholesale contracts primarily at NSP-Wisconsin and also reflects the impact of two large commercial and industrial customers at NSP-Minnesota that have ceased operations. These two large customers represented 1.3 percent, 0.4 percent, and zero percent of NSP System sales in 2011, 2012, and 2013 respectively. The 2014 forecast assumes normal peak day weather.

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

In March 2013, the MPUC approved NSP-Minnesota’s 2011-2025 Resource Plan and ordered a competitive acquisition process be conducted with the goal of adding approximately 500 MW of generation to the NSP System by 2019.  Bid proposals were received in April 2013.

In September 2013, NSP-Minnesota recommended a self-build, 215 MW natural gas combustion turbine at the Black Dog site and a PPA with either Calpine’s Mankato combined cycle natural gas project or Invenergy’s Cannon Falls combustion turbine natural gas project. In October 2013, the DOC recommended the MPUC approve NSP-Minnesota’s proposal.

On Dec. 31, 2013, the ALJ recommended the MPUC select a combination of a 100 MW solar proposal by Geronimo Energy, LLC and capacity credits offered by Great River Energy.

In January 2014, NSP-Minnesota filed exceptions to the ALJ’s report which supported NSP-Minnesota’s original proposal, reiterated its commitment to meeting the solar mandate and made the following points:

•	The ALJ’s report focused on meeting a portion of the solar mandate even though the docket was designed to meet our resource need;

•	Solar acquisition to meet the solar mandate should be conducted separately to encourage competition among solar developers;

•	One or more gas fueled plants should be selected because they are large enough to meet the range of reasonably expected need, are least cost, and comply with environmental regulations; and

•	Resource need uncertainty should be addressed through contract options to delay or cancel resources.

The MPUC is expected to make its selection determination in March 2014.

In the first half of 2013, NSP-Minnesota also issued a request for proposal for cost effective wind generation. In the summer of 2013, NSP-Minnesota filed a petition with the MPUC and the NDPSC seeking approval of four wind generation projects. The projects are as follows:

•	A 200 MW ownership project for the Pleasant Valley wind farm in Minnesota, which is expected to be operational by October 2015;

•	A 150 MW ownership project for the Border Winds wind farm in North Dakota, which is expected to be operational by 2015;

•	A 200 MW PPA with Geronimo Energy, LLC for the Odell wind farm in Minnesota; and

•	A 200 MW PPA with Geronimo Energy, LLC for the Courtenay wind farm in North Dakota.

In October 2013, the four wind projects were approved by the MPUC. A NDPSC decision is anticipated in early 2014. The feasibility of the Border Winds and Pleasant Valley projects are also dependent on the finalization of estimated transmission costs, which MISO is expected to determine in the first half of 2014.

NSP-Wisconsin CapX2020 CPCN — The PSCW issued a CPCN for the Wisconsin portion of the Hampton, Minn. to La Crosse, Wis. project in May 2012.  The Wisconsin route is approximately 50 miles of new transmission line with an estimated cost of $211 million.  Construction on the Wisconsin terminus of the line, the Briggs Road Substation, began in mid-2013 and construction on the Wisconsin portion of the line is anticipated to begin in mid-2014. The line is expected to go into service in 2015.

NSP-Wisconsin / American Transmission Company, LLC (ATC) - La Crosse, Wis. to Madison, Wis. Transmission Line — In October 2013, NSP-Wisconsin and ATC jointly filed an application with the PSCW for a CPCN for a new 345 KV transmission line that would extend from La Crosse, Wis. to Madison, Wis. The proposed line, also known as the Badger Coulee line, would run between 159 and 182 miles, and cost between $514 and $552 million, depending upon the route ultimately approved by the PSCW. NSP-Wisconsin’s share of the investment is estimated to be between $230 and $247 million. The cost estimates are based on a projected 2018 in-service year. In December 2011, MISO determined the line to be an MVP project, and as such, eligible for cost sharing under MISO’s MVP tariff.

In November 2013, the PSCW found the application to be incomplete. A finding of incompleteness is a typical step for large transmission projects before the PSCW. In February 2014, NSP-Wisconsin and ATC submitted additional information in response to the PSCW’s determination. The PSCW is expected to issue a decision on the CPCN application in the first half of 2015. If approved, NSP-Wisconsin and ATC anticipate beginning construction on the line in mid-2016, with completion by late-2018.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

	Coal (a)		Nuclear		Natural Gas		Weighted Average Owned Fuel Cost
NSP System Generating Plants	Cost	Percent	Cost	Percent	Cost	Percent
2013	$2.20	49%	$0.95	40%	$5.08	11%	$2.03
2012	2.13	47	0.90	42	4.21	11	1.88
2011	2.06	55	0.89	40	6.56	5	1.82

(a)	Includes refuse-derived fuel and wood.

See Item 1A for further discussion of fuel supply and costs.

Fuel Sources

Coal — The NSP System normally maintains approximately 41 days of coal inventory.  Coal supply inventories at Dec. 31, 2013 and 2012 were approximately 34 and 39 days usage, respectively.  NSP-Minnesota’s generation stations use low-sulfur western coal purchased primarily under contracts with suppliers operating in Wyoming and Montana.  During 2013 and 2012, coal requirements for the NSP System’s major coal-fired generating plants were approximately 7.3 million tons and 7.2 million tons, respectively.  The estimated coal requirements for 2014 are approximately 9.2 million tons. The coal requirements estimated for 2014 are higher primarily due to Sherco Unit 3 being placed back in service.

NSP-Minnesota and NSP-Wisconsin have contracted for coal supplies to provide 94 percent of their estimated coal requirements in 2014, and a declining percentage of the requirements in subsequent years. The NSP System’s general coal purchasing objective is to contract for approximately 100 percent of requirements for the following year, 67 percent of requirements in two years, and 33 percent of requirements in three years.  Remaining requirements will be filled through the procurement process or over-the-counter transactions.

NSP-Minnesota and NSP-Wisconsin have a number of coal transportation contracts that provide for delivery of 100 percent of their coal requirements in 2014 and 2015.  Coal delivery may be subject to short-term interruptions or reductions due to operation of the mines, transportation problems, weather and availability of equipment.

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

•	Current nuclear fuel supply contracts cover 100 percent of uranium concentrates requirements through 2018 and approximately 67 percent of the requirements for 2019 through 2026.

•	Current contracts for conversion services cover 100 percent of the requirements through 2021 and approximately 57 percent of the requirements for 2022 through 2026.

•	Current enrichment service contracts cover 100 percent of the requirements through 2024 and approximately 48 percent of the requirements for 2025 through 2026.

Fabrication services for Monticello and Prairie Island are 100 percent committed through 2027 and 2019, respectively.

NSP-Minnesota expects sufficient uranium concentrates, conversion services and enrichment services to be available for the total fuel requirements of its nuclear generating plants.  Some exposure to spot market price volatility will remain due to index-based pricing structures contained in certain supply contracts.

Natural gas — The NSP System uses both firm and interruptible natural gas supply and standby oil in combustion turbines and certain boilers.  Natural gas supplies and associated transportation and storage services for power plants are procured under contracts with various terms to provide an adequate supply of fuel.  However, as natural gas primarily serves intermediate and peak demand, remaining forecasted requirements are able to be procured through a liquid spot market.  Generally, natural gas supply contracts have pricing that is tied to various natural gas indices.  Most transportation contract pricing is based on FERC approved transportation tariff rates.  These transportation rates are subject to revision based upon FERC approval of changes in the timing or amount of allowable cost recovery by providers.  Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2013 and 2012, the NSP System did not have any commitments related to gas supply contracts; however commitments related to gas transportation and storage contracts were approximately $389 million and $384 million, respectively. Commitments related to gas transportation and storage contracts expire in various years from 2014 to 2028.

The NSP System also has limited on-site fuel oil storage facilities and primarily relies on the spot market for incremental supplies.

Renewable Energy Sources

The NSP System’s renewable energy portfolio includes wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs.  As of Dec. 31, 2013, the NSP System was in compliance with mandated RPS, which require generation from renewable resources of 18 percent and 8.89 percent of NSP-Minnesota and NSP-Wisconsin electric retail sales, respectively.  Renewable energy comprised 22.9 percent and 22.4 percent of the NSP System’s total owned and purchased energy for 2013 and 2012, respectively.  Wind energy comprised 12.6 percent and 11.9 percent of the total owned and purchased energy on the NSP System for 2013 and 2012, respectively.  Hydroelectric energy comprised 7.4 percent and 7.0 percent of the total owned and purchased energy on the NSP System for 2013 and 2012, respectively.  Biomass and solar power comprised approximately 3.0 percent and 3.5 percent of the total owned and purchased energy on the NSP System for 2013 and 2012, respectively.

The NSP System also offers customer-focused renewable energy initiatives.  Windsource®, one of the nation’s largest voluntary renewable energy programs, allows customers in Minnesota, Wisconsin, and Michigan to purchase a portion or all of their electricity from renewable sources.  In 2013, the number of customers increased to approximately 37,000 from 24,000 in 2012. Windsource MWh sales declined slightly due to the loss of a large commercial participant from approximately 184,000 MWh in 2012 to 181,000 MWh in 2013. Additionally, to encourage the growth of solar energy on the system, customers are offered incentives to install solar panels on their homes and businesses under the Solar*Rewards® program.  Over 679 PV systems with approximately 7.3 MW of aggregate capacity and over 561 PV systems with approximately 6.3 MW of aggregate capacity have been installed in Minnesota under this program as of Dec. 31, 2013 and 2012, respectively.

Wind — The NSP System acquires the majority of its wind energy from PPAs with wind farm owners, primarily located in Southwestern Minnesota.  The NSP System currently has more than 100 of these agreements in place, with facilities ranging in size from under one MW to more than 200 MW.  In October 2013, the MPUC approved four new projects, which are anticipated to provide up to 750 MW of capacity, including two projects totaling 350 MW that will be owned by NSP-Minnesota.   Two of the projects, the Pleasant Valley wind farm in Minnesota and the Border Winds wind farm in North Dakota are expected to be operational by 2015. In addition to receiving purchased wind energy under these agreements, the NSP System also typically receives wind RECs, which are used to meet state renewable resource requirements.  The average cost per MWh of wind energy under these contracts was approximately $41 for 2013 and 2012.  The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state-specific renewable resource requirements, and the year of contract execution.  Generally, contracts executed in 2013 continued to benefit from improvements in technology, excess capacity among manufacturers, and motivation to commence new construction prior to the expiration of the Federal PTCs in 2013.

The NSP System also owns and operates two wind farms.  The 101 MW Grand Meadow Wind Farm and the 201 MW Nobles Wind Farm began generating electricity in 2008 and 2010, respectively.  Collectively, the NSP System had approximately 1,870 MW of wind energy on its system at the end of 2013 and 2012. With the new projects, the NSP System is anticipated to have approximately 2,600 MW of wind power.

Hydroelectric — The NSP System acquires its hydroelectric energy from both owned generation and PPAs.  The NSP System owns 20 hydroelectric plants throughout Wisconsin and Minnesota which provide 274 MW of capacity.  For 2013, there were nine PPAs in place which provided approximately 37 MW of hydroelectric capacity.  Additionally, the NSP System purchases approximately 850 MW of generation from Manitoba Hydro which is sourced primarily from its fleet of hydroelectric facilities.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of NERC mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. In addition to the matters discussed below, see Note 10 to the accompanying consolidated financial statements for a discussion of other regulatory matters.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 in July 2011 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  In Order 1000, the FERC required utilities, including RTO’s such as MISO, to file compliance tariffs that provide for joint regional transmission planning and cost allocation for all FERC-jurisdictional utilities within a region.  In addition, Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation.  A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal ROFR to build certain types of transmission projects in its service area. Various parties have appealed Order 1000 final rules to the D.C. Circuit. NSP-Wisconsin is participating in the appeals in coordination with other MISO transmission owners and utilities who oppose certain aspects of the rules, including the ROFR prohibition. Briefs have been filed by parties challenging the final rules, and by the FERC and by parties supporting the final rules. Oral arguments are scheduled for March 20, 2014. The date for a Court ruling is uncertain.

The removal of a federal ROFR would eliminate rights that NSP-Wisconsin currently has under the MISO tariff to build certain transmission projects within its footprint.  The FERC required that the opportunity to build such projects would extend to competitive transmission developers.  Compliance with Order 1000 for NSP-Wisconsin will occur through changes to the MISO tariff.  MISO made its initial compliance filings to incorporate new provisions into its tariff regarding regional planning and cost allocation. The FERC has ruled on the initial regional compliance filings for MISO, and directed further changes to fully address the requirements of Order 1000. An additional regional compliance filing has been submitted by MISO, and FERC action on the supplemental compliance filing is pending. Several parties, including Xcel Energy, also sought rehearing of the FERC orders requiring changes to the initial MISO compliance filing. The rehearing requests are also pending FERC action.

Filings to address Order 1000 interregional planning and cost allocation requirements with other regions were made in July 2013.

NSP-System
In 2012, Minnesota enacted legislation that preserves ROFR rights for Minnesota utilities at the state level.  This legislation is similar to legislation previously passed in North Dakota and South Dakota.  Wisconsin has not developed such legislation.  The FERC’s initial order to address the regional requirements of Order 1000 required MISO to remove proposed tariff provisions that would have recognized state ROFR rights and allowed state regulators to select the developer of a transmission project. NSP-Minnesota, NSP-Wisconsin and other MISO transmission owners requested rehearing of this issue. The rehearing request is pending the FERC’s action. The FERC has accepted changes to MISO’s transmission cost allocation procedures that will protect the ROFR for projects needed for system reliability.

Xcel Energy Services Inc. and NSP-Wisconsin vs. ATC (La Crosse, Wis. to Madison, Wis. Transmission Line) — In February 2012, Xcel Energy Services Inc. and NSP-Wisconsin filed a complaint with the FERC concerning ownership of the proposed La Crosse, Wis. to Madison, Wis. 345 KV transmission line.  In July 2012, the FERC ruled favorably on Xcel Energy Services Inc.’s and NSP-Wisconsin’s complaint, ruling that the responsibilities to construct the La Crosse, Wis. to Madison, Wis. transmission line (also known as the Badger Coulee line) belong equally to NSP-Wisconsin and American Transmission Company, LLC (ATC).  In August 2012, ATC requested rehearing and requested that the FERC grant a stay of the ruling.  In September 2012, the FERC granted rehearing for purposes of further consideration but did not grant a stay.  Thus, the July ruling remains in effect pending the FERC’s further ruling on rehearing.  In order to proceed with development of the project, the two companies are working together on routing and regulatory state issues pending FERC action on ATC’s request for rehearing. A joint CPCN application was filed with the PSCW in October 2013.

ATC vs. Xcel Energy Services Inc. and MISO (Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. Transmission Line) — In October 2012, ATC filed a complaint against MISO, Xcel Energy Services Inc., NSP-Minnesota and NSP-Wisconsin, alleging that, under the legal principles set forth in the July 2012 FERC ruling in the La Crosse, Wis. to Madison, Wis. transmission line complaint filed by Xcel Energy Services Inc. and NSP-Wisconsin against ATC, that the FERC should determine that MISO should have designated the Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. CapX2020 line and the La Crosse, Wis. to Madison, Wis. line as a single facility under the MISO Transmission Owners Agreement and Tariff.  Thus, ATC should have been designated as the owner of the La Crosse, Wis. to Madison, Wis. line portion of the purported single facility.  Xcel Energy filed an answer seeking dismissal of the ATC complaint in October 2012.  On Feb. 4, 2013, the FERC issued an order denying the ATC complaint.  The FERC found that MISO properly applied its planning process and that Hampton, Minn. to La Crosse, Wis. and the La Crosse, Wis. to Madison, Wis. lines are separate.  ATC did not seek rehearing and therefore the FERC order is final and MISO’s prior ownership decisions stand, which brings this matter to a close.

MISO Transmission Pricing — The MISO Tariff presently provides for different allocation methods for the costs of new transmission investments depending on whether the project is primarily local or regional in nature.  If a project qualifies as a MVP, the costs would be fully allocated to all loads in the MISO region.  MVP eligibility is generally obtained for higher voltage (345 KV and higher) projects expected to serve multiple purposes, such as improved reliability, reduced congestion, transmission for renewable energy, and load serving.  Certain parties appealed the FERC MVP tariff orders to the U.S. Court of Appeals for the Seventh Circuit (Seventh Circuit).  In June 2013, the Seventh Circuit upheld the FERC MVP tariff orders allocating MVP project costs regionally, but remanded the FERC decision to not apply the regional charge to transmission service transactions crossing into the PJM RTO. U.S. Supreme Court review of the Seventh Circuit decision has been requested and the response is pending. The NSP System has certain new transmission facilities for which other customers in MISO contribute to cost recovery.  Likewise, the NSP System also pays a share of the costs of projects constructed by other transmission owning entities.  The transmission revenues received by the NSP System from MISO, and the transmission charges paid to MISO, associated with projects subject to regional cost allocation could be significant in future periods.

RSG Charges — The MISO tariff charges certain market participants a real-time RSG charge, designed to ensure that any generator scheduled or dispatched by MISO receives no less than its offer price for start-up, no-load and incremental energy. In August 2010, the FERC issued two orders relating to RSG charge exemptions and the allocation of the RSG costs among MISO participants. The FERC has allowed allocating a greater portion of the RSG costs related to resources committed for voltage and local reliability requirements to the market participants serving the loads that benefit from such commitments. Certain of the FERC’s orders remain pending on rehearing. An appeal to the D.C. Circuit has been held in abeyance, pending the FERC’s disposition of rehearing requests. If FERC were to reverse or modify the prior orders on rehearing, the NSP system could be subject to additional RSG charges for prior periods. NSP-Wisconsin recovers RSG costs in its fuel and purchased energy recovery mechanism in Wisconsin and through its power supply cost recovery mechanism in Michigan.

MISO ROE Complaint — In November 2013, a group of customers filed a complaint at the FERC against all FERC jurisdictional MISO transmission owners, including NSP-Minnesota and NSP-Wisconsin. The complaint argues for a reduction in the ROE applicable to transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, a prohibition on capital structures in excess of 50 percent equity, and the removal of ROE adders (including those for RTO membership and being an independent transmission company), effective Nov. 12, 2013. In January 2014, Xcel Energy Services, Inc filed an answer to the complaint asserting that the 9.15 percent ROE would be unreasonable and that the complainants failed to demonstrate the NSP System equity capital structure was unreasonable. The MISO Transmission Owners separately answered the complaint, arguing the complainants do not have standing to challenge the MISO Tariff provisions, have not met their burden of proof to demonstrate that the current FERC-approved ROE, capital structure and other incentives are unjust and unreasonable, and the complaint should be dismissed. Other parties filed comments supporting a reduction in the MISO regional ROE, the equity capital structure limitations, and limits on ROE incentives, and supported the proposed effective date. In January 2014, the complainants filed an answer to the MISO Transmission Owners’ motion to dismiss. The complaint is pending FERC action. The estimated impact of FERC granting the complaint could amount to a reduction of revenue of $11.7 million annually for NSP-Minnesota and NSP-Wisconsin. NSP-Minnesota and NSP-Wisconsin would seek to offset any reduction in wholesale revenues through increases in retail rates.

Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2013		2012		2011
Electric sales (Millions of KWh)
Residential	1,990		1,921		1,982
Large commercial and industrial	1,698		1,739		1,678
Small commercial and industrial	2,837		2,763		2,718
Public authorities and other	36		35		33
Total retail	6,561		6,458		6,411
Sales for resale	1		412		546
Total energy sold	6,562		6,870		6,957

Number of customers at end of period
Residential	213,665		211,727		211,369
Large commercial and industrial	107		108		103
Small commercial and industrial	38,549		38,359		37,933
Public authorities and other	1,149		1,153		1,156
Total retail	253,470		251,347		250,561
Wholesale	—		9		10
Total customers	253,470		251,356		250,571

Electric revenues (Thousands of Dollars)
Residential	$247,081		$223,191		$226,159
Large commercial and industrial	125,151		120,694		116,715
Small commercial and industrial	267,796		247,003		240,168
Public authorities and other	6,184		5,762		5,657
Total retail	646,212		596,650		588,699
Wholesale	2,524		31,583		37,884
Interchange revenues from NSP-Minnesota	136,917		125,344		124,334
Other electric revenues	3,515		3,988		4,219
Total electric revenues	$789,168		$757,565		$755,136

KWh sales per retail customer	25,885		25,694		25,587
Revenue per retail customer	$2,549		$2,374		$2,350
Residential revenue per KWh	12.42	¢	11.62	¢	11.41	¢
Large commercial and industrial revenue per KWh	7.37		6.94		6.96
Small commercial and industrial revenue per KWh	9.44		8.94		8.84
Total retail revenue per KWh	9.85		9.24		9.18
Wholesale revenue per KWh (a)	n/a		7.67		6.94

(a)
As of Jan. 1, 2013, NSP-Wisconsin no longer served any wholesale municipal electric customers.  Rates for wholesale municipal services provided in 2012 were subject to a final true-up, which was completed in 2013.

Energy Source Statistics

	Year Ended Dec. 31
	2013		2012		2011
NSP System	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Coal	15,844	36%	16,023	35%	20,131	44%
Nuclear	12,161	28	13,231	29	13,332	29
Natural Gas	5,550	13	6,200	13	3,016	7
Wind (a)	5,481	13	5,443	12	4,312	9
Hydroelectric	3,223	7	3,193	7	3,444	8
Other (b)	1,323	3	1,617	4	1,453	3
Total	43,582	100%	45,707	100%	45,688	100%
Owned generation	29,249	67%	31,365	69%	31,668	69%
Purchased generation	14,333	33	14,342	31	14,020	31
Total	43,582	100%	45,707	100%	45,688	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. The NSP System uses RECs to meet or exceed state resource requirements and may sell surplus RECs.

(b)
Includes energy from other sources, including solar, biomass, oil and refuse.  Distributed generation from the Solar*Rewards program is not included, and was approximately 0.008, 0.006, and 0.003 net million KWh for 2013, 2012, and 2011, respectively.

NATURAL GAS UTILITY OPERATIONS
Overview

The most significant developments in the natural gas operations of NSP-Wisconsin are continued volatility in natural gas market prices, uncertainty regarding political and regulatory developments that impact hydraulic fracturing, safety requirements for natural gas pipelines and the continued trend of declining use per customer, as a result of improved building construction technologies, higher appliance efficiencies and conservation.  From 2000 to 2013, average annual sales to the typical NSP-Wisconsin residential customer declined 16 percent and the typical small commercial and industrial customer increased 7 percent on a weather-normalized basis due to new load growth.  Although wholesale price increases do not directly affect earnings because of natural gas cost-recovery mechanisms, high prices can encourage further efficiency efforts by customers.

The Pipeline and Hazardous Materials Safety Administration

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act, signed into law in January 2012 (Pipeline Safety Act) requires additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. The DOT Pipeline and Hazardous Materials Safety Administration (PHMSA) will require operators to re-confirm the maximum allowable operating pressure if records are inadequate. This process could cause temporary or permanent limitations on throughput for affected pipelines. In addition, the Pipeline Safety Act requires PHMSA to issue reports and develop new regulations including: requiring use of automatic or remote-controlled shut-off valves; requiring testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also raises the maximum penalty for violating pipeline safety rules to $2 million per day for related violations. While NSP-Wisconsin cannot predict the ultimate impact Pipeline Safety Act will have on its costs, operations or financial results, it is taking actions that are intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective.

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

Capability and Demand

Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).  The maximum daily send-out (firm and interruptible) for NSP-Wisconsin was 155,087 MMBtu, which occurred on Jan. 21, 2013, and 143,134 MMBtu, which occurred on Jan. 19, 2012.

NSP-Wisconsin purchases natural gas from independent suppliers, generally based on market indices that reflect current prices.  The natural gas is delivered under transportation agreements with interstate pipelines.  These agreements provide for firm deliverable pipeline capacity of approximately 132,591 MMBtu per day.  In addition, NSP-Wisconsin contracts with providers of underground natural gas storage services.  These agreements provide storage for approximately 26 percent of winter natural gas requirements and 39 percent of peak day firm requirements of NSP-Wisconsin.

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

NSP-Wisconsin is required to file a natural gas supply plan with the PSCW annually to change natural gas supply contract levels to meet peak demand.  NSP-Wisconsin’s winter 2013-2014 supply plan was approved by the PSCW in November 2013.

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

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by NSP-Wisconsin’s regulated retail natural gas distribution business:

2013	$4.51
2012	4.36
2011	5.18

The cost of natural gas supply, transportation service and storage service is recovered through various cost-recovery adjustment mechanisms.  NSP-Wisconsin has firm natural gas transportation contracts with several pipelines, which expire in various years from 2014 through 2029.

NSP-Wisconsin has certain natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2013, NSP-Wisconsin was committed to approximately $82 million in such obligations under these contracts.

NSP-Wisconsin purchased firm natural gas supply utilizing long-term and short-term agreements from approximately 13 domestic and Canadian suppliers.  This diversity of suppliers and contract lengths allows NSP-Wisconsin to maintain competition from suppliers and minimize supply costs.

See Item 1A for further discussion of natural gas supply and costs.

Natural Gas Operating Statistics

	Year Ended Dec. 31
	2013	2012	2011
Natural gas deliveries (Thousands of MMBtu)
Residential	7,505	5,737	6,571
Commercial and industrial	10,131	8,197	8,476
Total retail	17,636	13,934	15,047
Transportation and other	4,344	4,177	3,983
Total deliveries	21,980	18,111	19,030

Number of customers at end of period
Residential	96,974	95,715	94,430
Commercial and industrial	12,646	12,506	12,392
Total retail	109,620	108,221	106,822
Transportation and other	23	22	22
Total customers	109,643	108,243	106,844

Natural gas revenues (Thousands of Dollars)
Residential	$67,745	$51,302	$60,772
Commercial and industrial	63,896	47,771	57,077
Total retail	131,641	99,073	117,849
Transportation and other	1,226	4,027	1,598
Total natural gas revenues	$132,867	$103,100	$119,447

MMBtu sales per retail customer	160.88	128.76	140.86
Revenue per retail customer	$1,201	$915	$1,103
Residential revenue per MMBtu	9.03	8.94	9.25
Commercial and industrial revenue per MMBtu	6.31	5.83	6.73
Transportation and other revenue per MMBtu	0.28	0.96	0.40

GENERAL

Seasonality

The demand for electric power and natural gas is affected by seasonal differences in the weather. In general, peak sales of electricity occur in the summer and winter months, and peak sales of natural gas occur in the winter months. As a result, the overall operating results may fluctuate substantially on a seasonal basis. Additionally, NSP-Wisconsin’s operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. See Item 7 for further discussion.

Competition

NSP-Wisconsin remains a vertically integrated utility subject to traditional cost-of-service regulation. Within this construct, however, NSP-Wisconsin is subject to different public policies that promote competition and the development of energy markets. NSP-Wisconsin’s industrial and large commercial customers have the ability to own or operate facilities to generate their own electricity. In addition, customers may have the option of substituting other fuels, such as natural gas, steam or chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region. Customers also have the opportunity to supply their own power with on-site solar generation (typically rooftop solar) and in most jurisdictions can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them.

The FERC has continued to promote competitive wholesale markets through open access transmission and other means. As a result, NSP-Wisconsin and its wholesale customers can purchase the output from generation resources of competing wholesale suppliers and use the transmission systems of the Xcel Energy Inc.’s utility subsidiaries on a comparable basis to serve their native load. In addition, FERC Order 1000 seeks to establish competition for construction and operation of new electric transmission facilities. NSP-Wisconsin has franchise agreements with certain cities subject to periodic renewal. If a city elected not to renew the franchise agreement, it could seek alternative means for its citizens to access electric power or gas, such as municipalization. While facing these challenges, NSP-Wisconsin’s believes its rates and services are competitive with currently available alternatives. NSP-Wisconsin continues to evaluate policies, products and strategies to enable it to compete in the changing energy marketplace. As of Jan. 1, 2013 all of NSP-Wisconsin’s wholesale customers began purchasing power from an alternate supplier.

ENVIRONMENTAL MATTERS

NSP-Wisconsin’s facilities are regulated by federal and state environmental agencies. These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Various company activities require registrations, permits, licenses, inspections and approvals from these agencies. NSP-Wisconsin has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. NSP-Wisconsin’s facilities have been designed and constructed to operate in compliance with applicable environmental standards. NSP-Wisconsin strives to comply with all environmental regulations applicable to its operations. However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or what effect future laws or regulations may have upon NSP-Wisconsin’s operations. See Notes 10 and 11 to the consolidated financial statements for further discussion.

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

EMPLOYEES

As of Dec. 31, 2013, NSP-Wisconsin had 568 full-time employees and four part-time employees, of which 399 were covered under collective-bargaining agreements.  See Note 7 to the consolidated financial statements for further discussion.

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

Oversight of Risk and Related Processes

The goal of Xcel Energy’s risk management process, which includes NSP-Wisconsin, is to understand, manage and, when possible, mitigate material risk. Management is responsible for identifying and managing risks, while the Board of Directors oversees and holds management accountable.  NSP-Wisconsin is faced with a number of different types of risk.  Many of these risks are cross-cutting risks such that these risks are discussed and managed across business areas and coordinated by Xcel Energy Inc.’s and NSP-Wisconsin’s senior management.  Our risk management process has three parts: identification and analysis, management and mitigation and communication and disclosure.

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

Management seeks to mitigate the risks inherent in the implementation of Xcel Energy Inc.’s and NSP-Wisconsin’s strategy.  The process for risk mitigation includes adherence to our code of conduct and other compliance policies, operation of formal risk management structures and groups, and overall business management.  At a threshold level, we have developed a robust compliance program and promote a culture of compliance, including tone at the top, which mitigates risk.  Building on this culture of compliance, we manage and further mitigate risks through operation of formal risk management structures and groups, including management councils, risk committees and the services of corporate areas such as internal audit, the corporate controller and legal services.  While we have developed a number of formal structures for risk management, many material risks affect the business as a whole and are managed across business areas.

Management communicates regularly with Xcel Energy Inc.’s Board and key stakeholders regarding risk.  Senior management presents a periodic assessment of key risks to the Board.  The presentation of the key risks and the discussion provides the Board with information on the risks management believes are material, including the earnings impact, timing, likelihood and controllability. Management also provides information to the Board in presentations and communications over the course of the year.

The guidelines on corporate governance and Board committee charters define the scope of review and inquiry for the Board and its committees. Each Board committee has responsibility for overseeing aspects of risk and our management and mitigation of the risk. Xcel Energy Inc.’s Board of Directors has overall responsibility for risk oversight and with the committees periodically undertakes the review of the charters to ensure that oversight of key risks are appropriately considered by the various Board committees. Xcel Energy Inc.’s Board also reviews risks at an enterprise level and annually conducts a full day strategy session where it considers risks and confirms that Xcel Energy’s and NSP-Wisconsin's strategy appropriately addresses risk management and mitigation and reviews the performance and annual goals of each business area.

As described above, the Board reviews senior management’s key risk assessment that analyzes the most likely areas of future risk to Xcel Energy. This review, when combined with the oversight of specific risks by the committees, allows the Board to confirm risk is considered in the development of goals and that risk has been adequately considered and mitigated in the execution of corporate strategy. The presentation of the assessment of key risks also provides the basis for the discussion of risk in our public filings and securities disclosures.

Risks Associated with Our Business

Environmental Risks

We are subject to environmental laws and regulations, with which compliance could be difficult and costly.

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances. These laws and regulations require us to obtain and comply with a wide variety of environmental requirements including those for protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archaeological and historical resources), licenses, permits, inspections and other approvals. Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, install pollution control equipment at our facilities, clean up spills and other contamination and correct environmental hazards.  Environmental regulations may also lead to shutdown of existing facilities, either due to the difficulty in assuring compliance or that the costs of compliance no longer makes operation of the units economic. Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us. We may be required to pay all or a portion of the cost to remediate (i.e., cleanup) sites where our past activities, or the activities of certain other parties, caused environmental contamination. At Dec. 31, 2013, these sites included:

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

In addition, existing environmental laws or regulations may be revised, and new laws or regulations seeking to protect the environment may be adopted or become applicable to us, including but not limited to, regulation of mercury, NOx, SO2, CO2 and other GHGs, particulates, coal ash and cooling water intake systems.  We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

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

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations.  We provide service at rates approved by one or more regulatory commissions. These rates are generally regulated and based on an analysis of our costs incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our costs at any given time.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital in a continued low interest rate environment there has been pressure pushing down ROE. There can also be no assurance that the applicable regulatory commission will judge all of our costs to have been prudent or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.  Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers.  Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

Management currently believes these prudently incurred costs are recoverable given the existing regulatory mechanisms in place. However, adverse regulatory rulings or the imposition of additional regulations, including additional environmental or climate change regulation, could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including debt payments.

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

Utility operations require significant capital investment in property, plant and equipment; consequently, we are an active participant in debt and equity markets.  Any disruption in capital markets could have a material impact on our ability to fund our operations.  Capital markets are global in nature and are impacted by numerous issues and events throughout the world economy.  Capital market disruption events and resulting broad financial market distress, could prevent us from issuing new securities or cause us to issue securities with less than ideal terms and conditions, such as higher interest rates.

Higher interest rates on short-term borrowings with variable interest rates or on incremental commercial paper issuances could also have an adverse effect on our operating results.  Changes in interest rates may also impact the fair value of the debt securities in the master pension trust, as well as our ability to earn a return on short-term investments of excess cash.

We are subject to credit risks.

Credit risk includes the risk that our retail customers will not pay their bills, which may lead to a reduction in liquidity and an eventual increase in bad debt expense. Retail credit risk is comprised of numerous factors including the price of products and services provided, the overall economy and local economies in the geographic areas we serve, including local unemployment rates.

Credit risk also includes the risk that various counterparties that owe us money or product will breach their obligations.  Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements.  In that event, our financial results could be adversely affected and we could incur losses.

One alternative available to address counterparty credit risk is to transact on liquid commodity exchanges.  The credit risk is then socialized through the exchange central clearinghouse function.  While exchanges do remove counterparty credit risk, all participants are subject to margin requirements, which create an additional need for liquidity to post margin as exchange positions change value daily. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires broad clearing of financial swap transactions through a central counterparty, which could lead to additional margin requirements that would impact our liquidity: however, we have taken advantage of an exception to mandatory clearing afforded to commercial end-users who are not classified as a major swap participant. The Board of Directors has authorized Xcel Energy and its subsidiaries to take advantage of this end-user exception. In addition, the CFTC has granted an increase in the de minimis level for swap transactions with defined utility special entities, generally entities owning or operating electric or natural gas facilities, from $25 million to $800 million.  Our current level of financial swap activity with special entities is significantly below this new threshold; therefore, we will not be classified as a swap dealer in our special entity activity. Swap transactions with non special entities have a much higher level of activity considered to be de minimis, currently $8 billion, and our level of activity is well under this limit; therefore, we will not be classified as a swap dealer under the Dodd-Frank Act. We are currently reporting all of our swap transactions as part of the Dodd-Frank Act.

We may at times have direct credit exposure as part of our local gas distribution company supply activity to various financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties.  We may also have some indirect credit exposure due to participation in organized markets, such as Southwest Power Pool, Inc., PJM and MISO, in which any credit losses are socialized to all market participants.

Increasing costs associated with our defined benefit retirement plans and other employee benefits may adversely affect our results of operations, financial position or liquidity.

We have defined benefit pension and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans. These estimates and assumptions may change based on economic conditions, actual stock and bond market performance, changes in interest rates and changes in governmental regulations.  In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans with modifications to these funding requirements that allowed additional flexibility in the timing of contributions.  Therefore, our funding requirements and related contributions may change in the future. Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving the company would trigger settlement accounting and could require the company to recognize material incremental pension expense related to unrecognized plan losses in the year these liabilities are paid.

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

We engage in wholesale sales and purchases of electric capacity, energy and energy-related products as well as natural gas. As a result we are subject to market supply and commodity price risk.  Commodity price changes can affect the value of our commodity trading derivatives. We mark certain derivatives to estimated fair market value on a daily basis (mark-to-market accounting), which may cause earnings volatility. Actual settlements can vary significantly from these estimates, and significant changes from the assumptions underlying our fair value estimates could cause significant earnings variability.

If we encounter market supply shortages or our suppliers are otherwise unable to meet their contractual obligations, we may be unable to fulfill our contractual obligations customers at previously authorized or anticipated costs.  Any such disruption, if significant, would cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations. Any significantly higher energy or fuel costs relative to corresponding sales commitments would have a negative impact on our cash flows and could potentially result in economic losses.  Potential market supply shortages may not be fully resolved through alternative supply sources and such interruptions may cause short-term disruptions in our ability to provide electric and/or natural gas services to our customers.  The impact of these cost and reliability issues depends on our operating conditions such as generation fuels mix, availability of water for cooling, availability of fuel transportation, electric generation capacity, transmission, natural gas pipeline capacity, etc.

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

The NRC has authority to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, until compliance is achieved. Revised NRC safety requirements could necessitate substantial capital expenditures or a substantial increase in operating expenses at NSP-Minnesota’s nuclear plants. In addition, the Institute for Nuclear Power Operations reviews NSP-Minnesota’s nuclear operations and nuclear generation facilities. Compliance with the Institute for Nuclear Power Operations’ recommendations could result in substantial capital expenditures or a substantial increase in operating expenses.

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

Our utility operations file long-term resource plans with our regulators.  These plans are based on numerous assumptions over the planning horizon such as: sales growth, customer usage patterns, economic activity, costs, regulatory mechanisms, impact of technology, the installation of distributed energy generation, customer behavioral response and continuation of the existing utility business model. Given the uncertainty in these planning assumptions, there is a risk that the magnitude and timing of resource additions and demand may not coincide. NSP-Wisconsin’s aging infrastructure may pose a risk to system reliability and expose us to premature financial obligations. NSP-Wisconsin is engaged in significant and ongoing infrastructure investment programs.

In some of our state jurisdictions, large industrial customers may leave our system and invest in their own on-site distributed generation or seek law changes to give them the authority to purchase directly from other suppliers or organized markets.  The recent low natural gas price environment has caused some customers to consider their options in this area, particularly customers with industrial processes using steam.  These circumstances provide for greater long-term planning uncertainty related to future load growth. Similarly, distributed solar generation may become an economic competitive threat to our load growth in the future; however we believe the economics, absent significant subsidies, do not support such a trend in the near term unless a state mandates the purchase of such generation.  Some states have considered such legislation.

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

The occurrence of any of these events not fully covered by insurance could have a material effect on our financial position and results of operations. For our natural gas transmission or distribution lines located near populated areas the level of potential damages resulting from these risks is greater.

Additionally, the operating or other costs that may be required in order to comply with potential new regulations, including the Pipeline Safety Act, could be significant. The Pipeline Safety Act requires additional verification of pipeline infrastructure records by intrastate and interstate pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. A significant incident could increase regulatory scrutiny and result in penalties and higher costs of operations.

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

As of Dec. 31, 2013, Xcel Energy Inc. and its utility subsidiaries had approximately $10.9 billion of long-term debt and $1.0 billion of short-term debt and current maturities.  Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2013, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $19.4 million and $0.3 million of exposure. Xcel Energy also had additional guarantees of $32.1 million at Dec. 31, 2013 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.  If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy Inc.  In 2013, 2012 and 2011 we paid $31.0 million, $57.3 million and $32.9 million of dividends to Xcel Energy Inc., respectively.  If Xcel Energy Inc.’s cash requirements increase, our board of directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy’s cash needs.  This could adversely affect our liquidity. The most restrictive dividend limitation for NSP-Wisconsin is imposed by its state regulatory commission.  NSP-Wisconsin cannot pay annual dividends in excess of certain amounts if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level. See Item 5 for further discussion on dividend limitations.

Public Policy Risks

We may be subject to legislative and regulatory responses to climate change and emissions, with which compliance could be difficult and costly.

Increased public awareness and concern regarding climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs. Numerous states have announced or adopted programs to stabilize and reduce GHGs, and federal legislation has been introduced in both houses of Congress.  The U.S. continues to participate in international negotiations related to the United Nations Framework Convention on Climate Change.  Such legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk as our electric generating facilities may be subject to regulation under climate change laws at either the state or federal level in the future. The EPA is regulating GHGs under the CAA. The EPA has regulated GHG emissions from motor vehicles and adopted new permitting requirements for GHG emissions of new and modified large stationary sources, which are applicable to construction of new power plants or power plant modifications that increase emissions above a certain threshold. The EPA has proposed regulations that would establish NSPS for any new fossil fuel-fired power plants that may be built. If adopted, these regulations could significantly increase the cost of building new generating plants. By 2016, the EPA plans to develop and implement GHG regulations applicable to emissions from existing power plants. Such regulations could impose substantial costs on our system.

We have been, and in the future may be subject to climate change lawsuits. An adverse outcome in any of these cases could require substantial capital expenditures and could possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant.  Such payments or expenditures could affect results of operations, cash flows and financial condition if such costs are not recovered through regulated rates.

There are many uncertainties regarding when and in what form climate change legislation or regulations may be enacted.  The impact of legislation and regulations will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are recognized as compliance options, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices. While we do not have operations outside of the U.S., any international treaties or accords could have an impact to the extent they lead to future federal or state regulations.  Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed.  We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations.

We are also subject to a significant number of proposed and potential rules that will impact our coal-fired and other generation facilities. These include rules associated with emissions of SO2 and NOx, mercury, regional haze, ozone, ash management and cooling water intake systems.  The costs of investment to comply with these rules could be substantial.  We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us.

Increased risks of regulatory penalties could negatively impact our business.

The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders.  The FERC can now impose penalties of $1 million per violation per day.  In addition, NERC electric reliability standards are now mandatory and subject to potential financial penalties by regional entities, the NERC or the FERC for violations.  If a serious reliability incident did occur, it could have a material effect on our operations or financial results.

The FERC issued NOVs of its market manipulation rules to several market participants during 2013.  The potential penalties in one pending case exceed $400 million.  We attempt to mitigate this risk through formal training on such prohibited practices and a compliance function that reviews our interaction with the markets under FERC and CFTC jurisdictions.  However, there is no guarantee our compliance program will be sufficient to ensure against violations.

Macroeconomic Risks

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged economic recession and uncertainty of recovery has lowered the correlation between sales and economic growth. Sales growth has been relatively flat due to lower level of economic activity, increased focus on energy efficiency and distributed generation. Instability in the financial markets also may affect the cost of capital and our ability to raise capital, which are discussed in greater detail in the capital market risk section above.

Economic conditions may be impacted by insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay timely, increase customer bankruptcies, and may lead to increased bad debt.

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

Our generation plants, fuel storage facilities, transmission and distribution facilities and information systems may be targets of terrorist activities that could disrupt our ability to produce or distribute some portion of our energy products.  Any such disruption could result in a decrease in revenues and additional costs to repair and insure our assets. These disruptions could have a material impact on our financial condition and results of operations.  The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business.  We have already incurred increased costs for security and capital expenditures in response to these risks. In addition, we may experience additional capital and operating costs to implement security for our plants, including NSP-Minnesota’s nuclear power plants under the NRC’s design basis threat requirements, such as additional physical plant security and additional security personnel.  We have also already incurred increased costs for compliance with NERC reliability standards associated with critical infrastructure protection, and may experience additional capital and operating costs to comply with the NERC critical infrastructure protection standards as they are implemented and clarified.

The insurance industry has also been affected by these events and the availability of insurance may decrease.  In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business. Because our generation, transmission systems and local natural gas distribution companies are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility or an event (severe storm, severe temperature extremes, generator or transmission facility outage, pipeline rupture, railroad disruption, sudden and significant increase or decrease in wind generation, or any disruption of work force such as may be caused by flu or other epidemic) within our operating systems or on a neighboring system.  Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our financial condition and results.

The degree to which we are able to maintain day-to-day operations in response to unforeseen events will in part determine the financial impact of certain events on our financial condition and results.  It is difficult to predict the magnitude of such events and associated impacts.

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

Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as the information processed in our systems (e.g., information about our customers, employees, operations, infrastructure and assets) could be directly or indirectly affected by unintentional or deliberate cyber security incidents, including those caused by human error. Our industry has begun to see an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States, and individuals. Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations, or exposing us to liability. Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third party service providers’ operations,  could also negatively impact our business.  In addition, we also anticipate that such an event would receive regulatory scrutiny at both the Federal and State level.  We are unable to quantify the potential impact of such cyber security threats or subsequent related actions.  These potential cyber security incidents and corresponding regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.

We maintain security measures designed to protect our information technology systems, network infrastructure and other assets. However, these assets and the information they process may be vulnerable to cyber security incidents, including the resulting disability, or failures of assets or unauthorized access to assets or information.   If our technology systems were to fail or be breached, or those of our third-party service providers, we may be unable to fulfill critical business functions, including effectively maintaining certain internal controls over financial reporting. We are unable to quantify the potential impact of cyber security incidents on our business.

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

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Virtually all of the utility plant property of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Electric Utility Generating Stations:
Station, Location and Unit	Fuel	Installed	Summer 2013 Net Dependable Capability (MW)
Steam:
Bay Front-Ashland, Wis., 3 Units	Coal/Wood/Natural Gas	1948-1956	56
French Island-La Crosse, Wis., 2 Units	Wood/Refuse-derived fuel	1940-1948	16	(a)
Combustion Turbine:
Flambeau Station-Park Falls, Wis., 1 Unit	Natural Gas	1969	12
French Island-La Crosse, Wis., 2 Units	Natural Gas	1974	122
Wheaton-Eau Claire, Wis., 6 Units	Natural Gas	1973	290
Hydro:
Various locations, 63 Units	Hydro	Various	135
		Total	631

(a)	Refuse-derived fuel is made from municipal solid waste.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2013:

Conductor Miles
345 KV	1,152
161 KV	1,572
115 KV	1,739
Less than 115 KV	32,204

NSP-Wisconsin had 203 electric utility transmission and distribution substations at Dec. 31, 2013.

Natural gas utility mains at Dec. 31, 2013:

Miles
Distribution	2,295

Item 3 — Legal Proceedings

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

Additional Information

See Note 11 to the consolidated financial statements for further discussion of legal claims and environmental proceedings. See Item 1 and Note 10 to the consolidated financial statements for discussion of proceedings involving utility rates and other regulatory matters.

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

•
The most restrictive dividend limitation for NSP-Wisconsin is imposed by its state regulatory commission.  NSP-Wisconsin cannot pay annual dividends during 2013 in excess of approximately $31.2 million if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level of 52.5 percent, as calculated consistent with PSCW requirements. NSP-Wisconsin’s calendar year average equity-to-total capitalization ratio calculated on this basis was 52.8 percent at Dec. 31, 2013 and $17.1 million in retained earnings was not restricted.

See Note 4 to the consolidated financial statements for further discussion of NSP-Wisconsin’s dividend policy.

The dividends declared during 2013 and 2012 were as follows:

(Thousands of Dollars)	2013	2012
First quarter	$7,519	$8,119
Second quarter	7,757	8,080
Third quarter	8,037	33,005
Fourth quarter	8,032	7,667

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee workforce factors; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K and Exhibit 99.01 hereto.

Results of Operations

NSP-Wisconsin’s net income was $59.5 million for 2013 compared with $50.0 million for 2012.  Higher earnings from electric and natural gas rates and cooler winter weather were partially offset by higher O&M expenses and depreciation.

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

(Millions of Dollars)	2013	2012
Electric revenues	$789	$758
Electric fuel and purchased power	(434)	(425)
Electric margin	$355	$333

The following tables summarize the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2013 vs. 2012
Retail rate increase (Wisconsin)	$34
Interchange Agreement billings with NSP-Minnesota	17
Fuel and purchased power cost recovery	8
Estimated impact of weather	5
Firm wholesale	(32)
Conservation program incentives	(2)
Other, net	1
Total increase in electric revenues	$31

Electric Margin

(Millions of Dollars)	2013 vs. 2012
Retail rate increase (Wisconsin)	$34
Interchange Agreement billings with NSP-Minnesota	10
Estimated impact of weather	5
Firm wholesale	(20)
Timing of fuel recovery	(9)
Other, net	2
Total increase in electric margin	$22

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details the natural gas revenues and margin:

(Millions of Dollars)	2013	2012
Natural gas revenues	$133	$103
Cost of natural gas sold and transported	(82)	(61)
Natural gas margin	$51	$42

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the year ended Dec. 31:

Natural Gas Revenues

(Millions of Dollars)	2013 vs. 2012
Purchased natural gas adjustment clause recovery	$19
Estimated impact of weather	6
Retail rate increase (Wisconsin)	3
Retail sales growth	1
Other, net	1
Total increase in natural gas revenues	$30

Natural Gas Margin

(Millions of Dollars)	2013 vs. 2012
Estimated impact of weather	$6
Retail rate increase (Wisconsin)	3
Retail sales growth	1
Other, net	(1)
Total increase in natural gas margin	$9

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $8.0 million, or 4.8 percent, for 2013 compared with 2012.  The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2013 vs. 2012
Employee benefits	$3
Electric and gas distribution costs	3
Plant generation costs	2
Transmission expense	1
Other, net	(1)
Total increase in O&M expenses	$8

Depreciation and Amortization — Depreciation and amortization increased $7.7 million, or 11.1 percent, for 2013 compared with 2012. The increases are primarily attributable to normal system expansion.

AFUDC, Equity and Debt — AFUDC increased $2.3 million for 2013 compared with 2012. The increase is primarily due to the expansion of transmission facilities.

Interest Charges — Interest charges increased $3.0 million, or 12.1 percent, for 2013 compared with 2012. The increase is primarily due to higher debt levels to fund investments in utility operations, partially offset by lower interest rates.

Income Taxes — Income tax expense increased $6.9 million for 2013 compared with 2012.  The increase in income tax expense was primarily due to higher pretax earnings in 2013. The ETR was 38.0 percent for 2013, compared with 37.2 percent for 2012.

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

NSP-Wisconsin is exposed to the impact of adverse changes in price for energy and energy-related products, which is partially mitigated by the use of commodity derivatives.  In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, when necessary, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral.  While NSP-Wisconsin expects that the counterparties will perform under the contracts underlying its derivatives, the contracts expose NSP-Wisconsin to some credit and nonperformance risk.

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

At Dec. 31, 2013 and 2012, a 100 basis point change in the benchmark rate on NSP-Wisconsin’s variable rate debt would impact pretax interest expense annually by approximately $0.7 million and $0.4 million, respectively.  See Note 9 to the consolidated financial statements for a discussion of NSP-Wisconsin’s interest rate derivatives.

Credit Risk — NSP-Wisconsin is also exposed to credit risk.  Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations.  NSP-Wisconsin maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2013, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $0.6 million, while a decrease in prices of 10 percent would have an immaterial impact on credit exposure. At Dec. 31, 2012, a 10 percent increase or decrease in commodity prices would have an immaterial impact on credit exposure.

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

See Note 16 to the consolidated financial statements for summarized quarterly financial data.

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

NSP-Wisconsin management assessed the effectiveness of NSP-Wisconsin’s internal control over financial reporting as of Dec. 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our assessment, we believe that, as of Dec. 31, 2013, NSP-Wisconsin’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ MARK E. STOERING	/s/ TERESA S. MADDEN
Mark E. Stoering	Teresa S. Madden
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer and Director
Feb. 24, 2014	Feb. 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Northern States Power Company, a Wisconsin corporation

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern States Power Company, a Wisconsin corporation, and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and common stockholder’s equity for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern States Power Company, a Wisconsin corporation, and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 24, 2014

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands)

	Year Ended Dec. 31
	2013	2012	2011
Operating revenues
Electric	$789,168	$757,565	$755,136
Natural gas	132,867	103,100	119,447
Other	1,003	1,177	1,207
Total operating revenues	923,038	861,842	875,790

Operating expenses
Electric fuel and purchased power, non-affiliates	18,129	19,440	20,957
Purchased power, affiliates	416,173	405,016	399,649
Cost of natural gas sold and transported	81,572	61,370	78,208
Operating and maintenance expenses	175,522	167,503	164,323
Conservation program expenses	12,333	14,442	12,883
Depreciation and amortization	76,897	69,234	68,574
Taxes (other than income taxes)	25,231	24,971	23,688
Total operating expenses	805,857	761,976	768,282

Operating income	117,181	99,866	107,508

Other income, net	253	476	98
Allowance for funds used during construction — equity	4,259	2,104	1,007

Interest charges and financing costs
Interest charges — includes other financing costs of $1,538, $1,574 and $1,713, respectively	27,797	24,799	24,168
Allowance for funds used during construction — debt	(1,981)	(1,862)	(175)
Total interest charges and financing costs	25,816	22,937	23,993

Income before income taxes	95,877	79,509	84,620
Income taxes	36,409	29,558	33,614
Net income	$59,468	$49,951	$51,006

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended Dec. 31
	2013	2012	2011
Net income	$59,468	$49,951	$51,006
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $51, $51 and $51, respectively.	76	77	76
Other comprehensive income	76	77	76
Comprehensive income	$59,544	$50,028	$51,082

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended Dec. 31
	2013	2012	2011
Operating activities
Net income	$59,468	$49,951	$51,006
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78,048	70,372	69,900
Deferred income taxes	25,789	27,107	35,610
Amortization of investment tax credits	(664)	(626)	(611)
Allowance for equity funds used during construction	(4,259)	(2,104)	(1,007)
Provision for bad debts	3,988	3,329	3,842
Net derivative (gains) losses	(279)	127	127
Changes in operating assets and liabilities:
Accounts receivable	(12,702)	(15,953)	(4,013)
Accrued unbilled revenues	(2,496)	(470)	2,911
Inventories	(1,879)	6,018	913
Other current assets	(3,749)	(3,172)	(1,180)
Accounts payable	(1,811)	5,828	(16,614)
Net regulatory assets and liabilities	(2,062)	3,623	10,008
Other current liabilities	7,589	3,681	(2,260)
Pension and other employee benefit obligations	(8,759)	(10,857)	(7,214)
Change in other noncurrent assets	232	14	564
Change in other noncurrent liabilities	1,119	(595)	(2,682)
Net cash provided by operating activities	137,573	136,273	139,300

Investing activities
Utility capital/construction expenditures	(201,278)	(152,759)	(140,982)
Allowance for equity funds used during construction	4,259	2,104	1,007
Other, net	(421)	916	(112)
Net cash used in investing activities	(197,440)	(149,739)	(140,087)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	29,000	(27,000)	66,000
Proceeds from notes payable to affiliates	—	50	111,300
Repayments of notes payable to affiliates	(80)	—	(148,350)
Proceeds from issuance of long-term debt	—	97,916	—
Repayments of long-term debt	(160)	(97)	(96)
Capital contributions from parent	58,977	2,796	—
Dividends paid to parent	(30,980)	(57,311)	(32,941)
Net cash provided by (used in) financing activities	56,757	16,354	(4,087)

Net change in cash and cash equivalents	(3,110)	2,888	(4,874)
Cash and cash equivalents at beginning of period	4,459	1,571	6,445
Cash and cash equivalents at end of period	$1,349	$4,459	$1,571

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(24,376)	$(21,035)	$(22,616)
Cash (paid) received for income taxes, net	(9,842)	(5,841)	1,116
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$27,222	$10,618	$9,427

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Dec. 31
	2013	2012
Assets
Current assets
Cash and cash equivalents	$1,349	$4,459
Accounts receivable, net	59,269	50,706
Accrued unbilled revenues	51,634	49,138
Inventories	21,475	19,685
Regulatory assets	14,866	12,048
Prepaid taxes	27,518	24,688
Deferred income taxes	14,953	—
Prepayments and other	5,056	4,394
Total current assets	196,120	165,118

Property, plant and equipment, net	1,442,779	1,298,236

Other assets
Regulatory assets	233,193	240,459
Other investments	3,650	3,232
Other	3,651	4,040
Total other assets	240,494	247,731
Total assets	$1,879,393	$1,711,085

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$107	$1,246
Short-term debt	68,000	39,000
Notes payable to affiliates	470	550
Accounts payable	52,086	30,723
Accounts payable to affiliates	24,986	31,556
Dividends payable to parent	8,032	7,667
Regulatory liabilities	9,717	6,086
Taxes accrued	5,638	839
Environmental liabilities	28,785	23,427
Accrued interest	7,507	7,304
Other	9,376	10,955
Total current liabilities	214,704	159,353

Deferred credits and other liabilities
Deferred income taxes	305,139	261,800
Deferred investment tax credits	9,698	8,911
Regulatory liabilities	126,424	123,746
Environmental liabilities	79,703	84,655
Customer advances	16,008	15,631
Pension and employee benefit obligations	45,708	63,643
Other	9,237	8,923
Total deferred credits and other liabilities	591,917	567,309

Commitments and contingencies
Capitalization
Long-term debt	468,490	467,317
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Dec. 31, 2013 and 2012, respectively	93,300	93,300
Additional paid in capital	248,844	189,867
Retained earnings	262,499	234,376
Accumulated other comprehensive loss	(361)	(437)
Total common stockholder’s equity	604,282	517,106
Total liabilities and equity	$1,879,393	$1,711,085

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2010	933,000	$93,300	$187,071	$222,897	$(590)	$502,678
Net income				51,006		51,006
Other comprehensive income					76	76
Common dividends declared to parent				(32,607)		(32,607)
Contribution of capital by parent			—			—
Balance at Dec. 31, 2011	933,000	$93,300	$187,071	$241,296	$(514)	$521,153
Net income				49,951		49,951
Other comprehensive income					77	77
Common dividends declared to parent				(56,871)		(56,871)
Contribution of capital by parent			2,796			2,796
Balance at Dec. 31, 2012	933,000	$93,300	$189,867	$234,376	$(437)	$517,106
Net income				59,468		59,468
Other comprehensive income					76	76
Common dividends declared to parent				(31,345)		(31,345)
Contribution of capital by parent			58,977			58,977
Balance at Dec. 31, 2013	933,000	93,300	248,844	262,499	$(361)	$604,282

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(amounts in thousands, except share and per share data)

	Dec. 31
	2013	2012
Long-Term Debt
First Mortgage Bonds, Series due:
Oct. 1, 2018, 5.25%	$150,000	$150,000
Sept. 1, 2038, 6.375%	200,000	200,000
Oct. 1, 2042, 3.7%	100,000	100,000
City of La Crosse Resource Recovery Bond, Series due Nov. 1, 2021, 6% (a)	18,600	18,600
Fort McCoy System Acquisition, due Oct. 15, 2030, 7%	558	591
Other	1,760	1,829
Unamortized discount	(2,321)	(2,457)
Total	468,597	468,563
Less current maturities	107	1,246
Total long-term debt	$468,490	$467,317
Common Stockholder’s Equity
Common stock — 1,000,000 shares authorized of $100 par value;
933,000 shares outstanding at Dec. 31, 2013 and 2012, respectively	$93,300	$93,300
Additional paid in capital	248,844	189,867
Retained earnings	262,499	234,376
Accumulated other comprehensive loss	(361)	(437)
Total common stockholder’s equity	$604,282	$517,106

(a)	Resource recovery financing

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

Property, Plant and Equipment and Depreciation — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and AFUDC. The cost of plant retired is charged to accumulated depreciation and amortization. Amounts recovered in rates for future removal costs are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs are charged to expense as incurred. Maintenance and replacement of items determined to be less than a unit of property are charged to operating expenses as incurred. Planned major maintenance activities are charged to operating expense unless the cost represents the acquisition of an additional unit of property or the replacement of an existing unit of property.  Property, plant and equipment also includes costs associated with property held for future use.  The depreciable lives of certain plant assets are reviewed annually and revised, if appropriate. Property, plant and equipment that is required to be decommissioned early by a regulator is reclassified as plant to be retired.

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

NSP-Wisconsin records depreciation expense related to its plant using the straight-line method over the plant’s useful life. Actuarial and semi-actuarial life studies are performed on a periodic basis and submitted to the state and federal commissions for review.  Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation.  Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.5, 3.5 and 3.6 percent for the years ended Dec. 31, 2013, 2012 and 2011, respectively.

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

AFUDC — AFUDC represents the cost of capital used to finance utility construction activity. AFUDC is computed by applying a composite financing rate to qualified CWIP. The amount of AFUDC capitalized as a utility construction cost is credited to other nonoperating income (for equity capital) and interest charges (for debt capital). AFUDC amounts capitalized are included in NSP-Wisconsin’s rate base for establishing utility service rates.

Generally, AFUDC costs are recovered from customers as the related property is depreciated.  However, in some cases, the PSCW has allowed an AFUDC calculation greater than the FERC-defined AFUDC rate, resulting in higher recognition of AFUDC.

AROs — NSP-Wisconsin records future plant removal obligations as a liability at fair value with a corresponding increase to the carrying values of the related long-lived assets in accordance with the applicable accounting guidance.  This liability will be increased over time by applying the effective interest method of accretion to the liability and the capitalized costs will be depreciated over the useful life of the related long-lived assets.  The recording of the obligation for regulated operations has no income statement impact due to the deferral of the amounts through the establishment of a regulatory asset and recovery in rates.

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

RECs — RECs are marketable environmental instruments that represent proof that energy was generated from eligible renewable energy sources. RECs are awarded upon delivery of the associated energy and can be bought and sold. RECs are typically used as a form of measurement of compliance to RPS enacted by those states that are encouraging construction and consumption from renewable energy sources, but can also be sold separately from the energy produced. NSP-Wisconsin acquires RECs from the generation or purchase of renewable power.  When RECs are purchased or acquired in the course of generation they are recorded as inventory at cost. The cost of RECs that are utilized for compliance purposes is recorded as electric fuel and purchased power expense.

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

Environmental Costs — Environmental costs are recorded when it is probable NSP-Wisconsin is liable for remediation costs and the liability can be reasonably estimated. Costs are deferred as a regulatory asset if it is probable that the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. If an environmental expense is related to facilities currently in use, such as emission-control equipment, the cost is capitalized and depreciated over the life of the plant.

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

Recently Adopted

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  In January 2013, the FASB issued Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU No. 2013-01) to clarify the specific instruments that should be considered in these disclosures.  These disclosure requirements do not affect the presentation of amounts in the consolidated balance sheets, and were effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those annual reporting periods.  NSP-Wisconsin implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its consolidated financial statements.  See Note 9 for the required disclosures.

Comprehensive Income Disclosures — In February 2013, the FASB issued Comprehensive Income (Topic 220)  — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which requires detailed disclosures regarding changes in components of accumulated OCI and amounts reclassified out of accumulated OCI.  These disclosure requirements do not change how net income or comprehensive income are presented in the consolidated financial statements.  These disclosure requirements were effective for annual reporting periods beginning on or after Dec. 15, 2012, and interim periods within those annual reporting periods.  NSP-Wisconsin implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its consolidated financial statements.  See Note 13 for the required disclosures.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2013	Dec. 31, 2012
Accounts receivable, net (a)
Accounts receivable	$64,180	$55,039
Less allowance for bad debts	(4,911)	(4,333)
	$59,269	$50,706

(a)	Accounts receivable, net includes $1,595 and $586 due from affiliates as of Dec. 31, 2013 and 2012, respectively.

(Thousands of Dollars)	Dec. 31, 2013	Dec. 31, 2012
Inventories
Materials and supplies	$6,437	$6,172
Fuel	5,915	6,664
Natural gas	9,123	6,849
	$21,475	$19,685

(Thousands of Dollars)	Dec. 31, 2013	Dec. 31, 2012
Property, plant and equipment, net
Electric plant	$1,913,354	$1,795,239
Natural gas plant	236,047	224,625
Common and other property	112,886	111,319
CWIP	127,954	62,629
Total property, plant and equipment	2,390,241	2,193,812
Less accumulated depreciation	(947,462)	(895,576)
	$1,442,779	$1,298,236

4.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2013
Borrowing limit	$150
Amount outstanding at period end	68
Average amount outstanding	41
Maximum amount outstanding	71
Weighted average interest rate, computed on a daily basis	0.30%
Weighted average interest rate at period end	0.27

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2013	Twelve Months Ended Dec. 31, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$150	$150	$150
Amount outstanding at period end	68	39	66
Average amount outstanding	20	61	24
Maximum amount outstanding	71	116	70
Weighted average interest rate, computed on a daily basis	0.31%	0.39%	0.37%
Weighted average interest rate at period end	0.27	0.40	0.46

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At Dec. 31, 2013 and 2012, there were no letters of credit outstanding.

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

NSP-Wisconsin has a five-year credit agreement with a syndicate of banks. The total size of the credit facility is $150 million and the credit facility terminates in July 2017.

NSP-Wisconsin has the right to request an extension of the revolving termination date for an additional one-year period. All extension requests are subject to majority bank group approval.

Other features of NSP-Wisconsin’s credit facility include:

•
The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65 percent. NSP-Wisconsin was in compliance as its debt-to-total capitalization ratio was 47 percent at Dec. 31, 2013. If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides NSP-Wisconsin will be in default on its borrowings under the facility if NSP-Wisconsin or any of its subsidiaries whose total assets exceed 15 percent of NSP-Wisconsin’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•	The interest rates under the line of credit are based on Eurodollar borrowing margins ranging from 87.5 to 175 basis points per year based on the applicable long-term credit ratings.

•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the lines of credit at a range of 7.5 to 27.5 basis points per year.

At Dec. 31, 2013, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150.0	$68.0	$82.0

(a)	Credit facility expires in July 2017.

(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  NSP-Wisconsin had no direct advances on the credit facility outstanding at Dec. 31, 2013 and 2012.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	Dec. 31, 2013	Dec. 31, 2012
Notes payable to affiliates	$0.5	$0.6
Weighted average interest rate	0.24%	0.33%

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

In October 2012, NSP-Wisconsin issued $100.0 million of 3.70 percent first mortgage bonds due Oct. 1, 2042.

During the next five years, NSP-Wisconsin has long-term debt maturities of $150.0 million due in 2018.

Deferred Financing Costs — Other assets included deferred financing costs of approximately $3.5 million and $3.6 million, net of amortization, at Dec. 31, 2013 and 2012, respectively.  NSP-Wisconsin is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend Restrictions — NSP-Wisconsin’s dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

The most restrictive dividend limitation for NSP-Wisconsin is imposed by its state regulatory commission.  NSP-Wisconsin cannot pay annual dividends in excess of approximately $31.2 million if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level of 52.5 percent, as calculated consistent with PSCW requirements.  NSP-Wisconsin’s calendar year average equity-to-total capitalization ratio calculated on this basis was 52.8 percent at Dec. 31, 2013 and $17.1 million in retained earnings was not restricted.

5.	Joint Ownership of Transmission Facilities

Following are the investments by NSP-Wisconsin in jointly owned transmission facilities and the related ownership percentages as of Dec. 31, 2013:

(Thousands of Dollars)	Plant in Service	Accumulated Depreciation	CWIP	Ownership %
Electric Transmission:
CapX2020 Transmission	$13,337	$4,659	$30,199	77.9%
La Crosse, Wis. to Madison, Wis.	—	—	5,431	50.0
Total NSP-Wisconsin	$13,337	$4,659	$35,630

NSP-Wisconsin’s share of operating expenses and construction expenditures are included in the applicable utility accounts. Each of the respective owners is responsible for providing its own financing.

6.	Income Taxes

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015.  In the third quarter of 2012, the IRS commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of Dec. 31, 2013, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $10 million of income tax expense for the 2009 through 2011 claims and the anticipated claim for 2013.  NSP-Wisconsin is not expected to accrue any income tax expense related to this adjustment. Xcel Energy is continuing to work through the audit process, but the outcome and timing of a resolution are uncertain.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2013, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In the first quarter of 2013, the state of Wisconsin commenced an examination of tax years 2009 through 2011. As of Dec. 31, 2013, no material adjustments had been proposed for these years.  There are currently no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Dec. 31, 2013	Dec. 31, 2012
Unrecognized tax benefit — Permanent tax positions	$0.1	$0.1
Unrecognized tax benefit — Temporary tax positions	1.4	1.2
Total unrecognized tax benefit	$1.5	$1.3

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2013	2012	2011
Balance at Jan. 1	$1.3	$1.5	$1.9
Additions based on tax positions related to the current year	0.7	0.5	0.6
Reductions based on tax positions related to the current year	—	(0.2)	(0.1)
Additions for tax positions of prior years	0.5	0.3	0.7
Reductions for tax positions of prior years	—	(0.8)	(0.3)
Settlements with taxing authorities	(1.0)	—	(1.2)
Lapse of applicable statutes of limitations	—	—	(0.1)
Balance at Dec. 31	$1.5	$1.3	$1.5

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Dec. 31, 2013	Dec. 31, 2012
NOL and tax credit carryforwards	$(0.4)	$(0.9)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state audits progress. As the IRS examination moves closer to completion, the change in the unrecognized tax benefit is not expected to be material.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at Dec. 31, 2013, 2012 and 2011 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2013, 2012 or 2011.

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

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2013	2012
Federal NOL carryforward	46.8	44.3
Federal tax credit carryforwards	4.4	8.0
State NOL carryforward	6.3	3.4

The federal carryforward periods expire between 2021 and 2033.  The state carryforward periods expire between 2022 and 2031.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences for the years ending Dec. 31:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	5.0	3.4	4.4
Tax credits recognized	(0.9)	(0.9)	(0.9)
Regulatory differences — utility plant items	(0.9)	(0.3)	0.5
Change in unrecognized tax benefits	—	0.1	(0.2)
Other, net	(0.2)	(0.1)	0.9
Effective income tax rate	38.0%	37.2%	39.7%

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2013	2012	2011
Current federal tax expense (benefit)	$5,902	$930	$(1,540)
Current state tax expense	4,628	2,216	1,573
Current change in unrecognized tax expense (benefit)	754	(69)	(1,418)
Deferred federal tax expense	23,794	25,089	30,251
Deferred state tax expense	2,720	1,890	4,105
Deferred change in unrecognized tax (benefit) expense	(725)	128	1,254
Deferred investment tax credits	(664)	(626)	(611)
Total income tax expense	$36,409	$29,558	$33,614

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2013	2012	2011
Deferred tax expense excluding items below	$27,516	$27,995	$34,017
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(1,676)	(837)	1,644
Tax expense allocated to other comprehensive income	(51)	(51)	(51)
Deferred tax expense	$25,789	$27,107	$35,610

The components of the net deferred tax liability (current and noncurrent) at Dec. 31 were as follows:

(Thousands of Dollars)	2013	2012
Deferred tax liabilities:
Difference between book and tax bases of property	$287,121	$265,202
Regulatory assets	57,296	52,898
Employee benefits	16,953	16,862
Other	10,193	10,535
Total deferred tax liabilities	$371,563	$345,497
Deferred tax assets:
Environmental remediation	43,501	43,344
NOL carryforward	17,384	17,588
Regulatory liabilities	6,205	5,927
Deferred investment tax credits	5,976	5,766
Tax credit carryforward	4,440	8,011
Other	3,871	2,191
Total deferred tax assets	$81,377	$82,827
Net deferred tax liability	$290,186	$262,670

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

Xcel Energy, which includes NSP-Wisconsin, offers various benefit plans to its employees. Approximately 70 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2013, NSP-Wisconsin had 399 bargaining employees covered under a collective-bargaining agreement, which expires at the end of 2016.

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

Insurance contracts — Insurance contract fair values take into consideration the value of the investments in separate accounts of the insurer, which are priced based on observable inputs.

Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds, private equity investments and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. The investments in commingled funds may be redeemed for net asset value with proper notice. Proper notice varies by fund and can range from daily with one or two days notice to annually with 90 days notice. Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate investments may be redeemed with proper notice, which is typically quarterly with 45-90 days notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity. Based on the plan’s evaluation of its ability to redeem private equity and real estate investments, fair value measurements for private equity and real estate investments have been assigned a Level 3.

Investments in debt securities — Fair values for debt securities are determined by a third party pricing service using recent trades and observable spreads from benchmark interest rates for similar securities.

Derivative Instruments — Fair values for foreign currency derivatives are determined using pricing models based on the prevailing forward exchange rate of the underlying currencies. The fair values of interest rate derivatives are based on broker quotes that utilize current market interest rate forecasts.

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

In addition to the qualified pension plans, Xcel Energy maintains a supplemental executive retirement plan (SERP) and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides unfunded, nonqualified benefits for compensation that is in excess of the limits applicable to the qualified pension plans. The total obligations of the SERP and nonqualified plan as of Dec. 31, 2013 and 2012 were $36.5 million and $39.4 million, respectively, of which $0.6 million and $0.6 million, respectively, was attributable to NSP-Wisconsin. In 2013 and 2012, Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $6.6 million and $15.6 million, respectively, of which amounts attributable to NSP-Wisconsin were immaterial. Benefits for these unfunded plans are paid out of Xcel Energy’s consolidated operating cash flows.

Xcel Energy Inc. and NSP-Wisconsin base the investment-return assumption on expected long-term performance for each of the investment types included in the pension asset portfolio and consider the historical returns achieved by the asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts. The pension cost determination assumes a forecasted mix of investment types over the long term. Investment returns in 2013 were below the assumed level of 7.25 percent. Investment returns in 2012 were above the assumed level of 7.50 percent while returns in 2011 were below the assumed level of 8.00 percent. Xcel Energy Inc. and NSP-Wisconsin continually review the pension assumptions. In 2014, NSP-Wisconsin’s expected investment-return assumption is 7.25 percent.

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

The following table presents the target pension asset allocations for NSP-Wisconsin:

	2013	2012
Domestic and international equity securities	31%	29%
Long-duration fixed income and interest rate swap securities	29	30
Short-to-intermediate term fixed income securities	16	12
Alternative investments	22	27
Cash	2	2
Total	100%	100%

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

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, NSP-Wisconsin’s pension plan assets that are measured at fair value as of Dec. 31, 2013 and 2012:

	Dec. 31, 2013
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$4,332	$—	$—	$4,332
Derivatives	—	937	—	937
Government securities	—	6,711	—	6,711
Corporate bonds	—	24,955	—	24,955
Asset-backed securities	—	307	—	307
Mortgage-backed securities	—	684	—	684
Common stock	4,533	—	—	4,533
Private equity investments	—	—	7,502	7,502
Commingled funds	—	84,364	—	84,364
Real estate	—	—	2,299	2,299
Securities lending collateral obligation and other	—	311	—	311
Total	$8,865	$118,269	$9,801	$136,935

	Dec. 31, 2012
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$7,956	$—	$—	$7,956
Derivatives	—	390	—	390
Government securities	—	9,406	—	9,406
Corporate bonds	—	25,046	—	25,046
Asset-backed securities	—	—	749	749
Mortgage-backed securities	—	—	2,128	2,128
Common stock	3,977	—	—	3,977
Private equity investments	—	—	8,545	8,545
Commingled funds	—	76,398	—	76,398
Real estate	—	—	3,472	3,472
Securities lending collateral obligation and other	—	(1,521)	—	(1,521)
Total	$11,933	$109,719	$14,894	$136,546

The following tables present the changes in NSP-Wisconsin’s Level 3 pension plan assets for the years ended Dec. 31, 2013, 2012 and 2011:

(Thousands of Dollars)	Jan. 1, 2013	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfer Out of Level 3 (a)	Dec. 31, 2013
Asset-backed securities	$749	$—	$—	$—	$(749)	$—
Mortgage-backed securities	2,128	—	—	—	(2,128)	—
Private equity investments	8,545	1,083	(1,960)	(166)	—	7,502
Real estate	3,472	(129)	247	450	(1,741)	2,299
Total	$14,894	$954	$(1,713)	$284	$(4,618)	$9,801

(a)
Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements and were subsequently sold during 2013.

(Thousands of Dollars)	Jan. 1, 2012	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3	Dec. 31, 2012
Asset-backed securities	$1,578	$197	$(273)	$(753)	$—	$749
Mortgage-backed securities	3,781	93	(112)	(1,634)	—	2,128
Private equity investments	8,440	945	(1,197)	357	—	8,545
Real estate	2,008	1	328	1,135	—	3,472
Total	$15,807	$1,236	$(1,254)	$(895)	$—	$14,894

(Thousands of Dollars)	Jan. 1, 2011	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3	Dec. 31, 2011
Asset-backed securities	$1,367	$121	$(125)	$215	$—	$1,578
Mortgage-backed securities	5,984	55	(295)	(1,963)	—	3,781
Private equity investments	6,704	210	648	878	—	8,440
Real estate	3,746	(34)	1,002	(2,706)	—	2,008
Total	$17,801	$352	$1,230	$(3,576)	$—	$15,807

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for NSP-Wisconsin is presented in the following table:

(Thousands of Dollars)	2013	2012
Accumulated Benefit Obligation at Dec. 31	$153,894	$169,939

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$179,995	$159,766
Service cost	5,682	4,568
Interest cost	6,924	7,765
Plan amendments	(1,109)	216
Actuarial (gain) loss	(11,097)	21,083
Benefit payments	(16,465)	(13,403)
Obligation at Dec. 31	$163,930	$179,995

(Thousands of Dollars)	2013	2012
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$136,546	$121,348
Actual return on plan assets	5,525	16,079
Employer contributions	11,329	12,522
Benefit payments	(16,465)	(13,403)
Fair value of plan assets at Dec. 31	$136,935	$136,546

(Thousands of Dollars)	2013	2012
Funded Status of Plans at Dec. 31:
Funded status (a)	$(26,995)	$(43,449)

(a)	Amounts are recognized in noncurrent liabilities on NSP-Wisconsin’s consolidated balance sheets.

(Thousands of Dollars)	2013	2012
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$84,773	$99,338
Prior service cost	778	2,290
Total	$85,551	$101,628

(Thousands of Dollars)	2013	2012
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$7,631	$6,895
Noncurrent regulatory assets	77,920	94,733
Total	$85,551	$101,628

Measurement date	Dec. 31, 2013	Dec. 31, 2012

	2013	2012
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.75%	4.00%
Expected average long-term increase in compensation level	3.75	3.75
Mortality table	RP 2000	RP 2000

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. These regulations did not require cash funding for 2008 through 2010 for Xcel Energy’s pension plans. Required contributions were made in 2011, 2012 and 2013 to meet minimum funding requirements.

The following are the pension funding contributions, both voluntary and required, made by Xcel Energy for 2011 through January 2014:

•	In January 2014, contributions of $130.0 million were made across three of Xcel Energy’s pension plans, of which $8.0 million was attributable to NSP-Wisconsin;

•	In 2013, contributions of $192.4 million were made across four of Xcel Energy’s pension plans, of which $11.3 million was attributable to NSP-Wisconsin;

•	In 2012, contributions of $198.1 million were made across four of Xcel Energy’s pension plans, of which $12.5 million was attributable to NSP-Wisconsin;

•	In 2011, contributions of $137.3 million were made across three of Xcel Energy’s pension plans, of which $6.4 million was attributable to NSP-Wisconsin;

•	For future years, Xcel Energy and NSP-Wisconsin anticipate contributions will be made as necessary.

Plan Amendments — Xcel Energy, which includes NSP-Wisconsin, amended the plan in 2013 resulting in a decrease of the projected benefit obligation due to fully insuring the long-term disability benefit for NSP bargaining participants. This decrease was partially offset by an increase to the projected benefit obligation resulting from a change in the discount rate basis for lump sum conversion of annuities for participants in the Xcel Energy Pension Plan. In 2012, the plan was amended to allow a one time transfer of a portion of qualifying obligations from the nonqualified pension plan into the qualified pension plans.  Xcel Energy and NSP-Wisconsin also modified the benefit formula for nonbargaining new hires beginning in 2012 to a reduced benefit level.

Benefit Costs — The components of NSP-Wisconsin’s net periodic pension cost were:

(Thousands of Dollars)	2013	2012	2011
Service cost	$5,682	$4,568	$4,271
Interest cost	6,924	7,765	8,031
Expected return on plan assets	(9,995)	(10,489)	(11,484)
Amortization of prior service cost	417	1,771	1,895
Amortization of net loss	7,924	6,004	4,070
Net periodic pension cost	$10,952	$9,619	$6,783

	2013	2012	2011
Significant Assumptions Used to Measure Costs:
Discount rate	4.00%	5.00%	5.50%
Expected average long-term increase in compensation level	3.75	4.00	4.00
Expected average long-term rate of return on assets	7.25	7.50	8.00

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy, Inc., costs are allocated to NSP-Wisconsin based on Xcel Energy Services Inc. employees’ labor costs. Amounts allocated to NSP-Wisconsin were $2.2 million, $1.8 million and $1.3 million in 2013, 2012 and 2011, respectively. Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2014 pension cost calculations is 7.25 percent.  The cost calculation uses a market-related valuation of pension assets.  Xcel Energy, including NSP-Wisconsin, uses a calculated value method to determine the market-related value of the plan assets.  The market-related value begins with the fair market value of assets as of the beginning of the year.  The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year.  As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Defined Contribution Plans

Xcel Energy, which includes NSP-Wisconsin, maintains 401(k) and other defined contribution plans that cover substantially all employees.  The expense to these plans for NSP-Wisconsin was approximately $1.3 million in 2013, $1.2 million in 2012 and $1.1 million in 2011.

Postretirement Health Care Benefits

Xcel Energy, which includes NSP-Wisconsin, has a contributory health and welfare benefit plan that provides health care and death benefits to certain Xcel Energy retirees.  The former NSP, which includes NSP-Wisconsin, discontinued contributing toward health care benefits for nonbargaining employees retiring after 1998 and for bargaining employees who retired after 1999.

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

The following tables present, for each of the fair value hierarchy levels, NSP-Wisconsin’s postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2013 and 2012:

	Dec. 31, 2013
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$31	$—	$—	$31
Derivatives	—	(2)	—	(2)
Government securities	—	89	—	89
Insurance contracts	—	80	—	80
Corporate bonds	—	79	—	79
Asset-backed securities	—	5	—	5
Mortgage-backed securities	—	37	—	37
Commingled funds	—	452	—	452
Other	—	(25)	—	(25)
Total	$31	$715	$—	$746

	Dec. 31, 2012
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$123	$—	$—	$123
Government securities	—	99	—	99
Insurance contracts	—	67	—	67
Corporate bonds	—	59	—	59
Asset-backed securities	—	—	1	1
Mortgage-backed securities	—	—	54	54
Commingled funds	—	307	—	307
Other	—	(63)	—	(63)
Total	$123	$469	$55	$647

The following tables present the changes in NSP-Wisconsin’s Level 3 postretirement benefit plan assets for the years ended Dec. 31, 2013, 2012 and 2011:

(Thousands of Dollars)	Jan. 1, 2013	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3 (a)	Dec. 31, 2013
Asset-backed securities	$1	$—	$—	$—	$(1)	$—
Mortgage-backed securities	54	—	—	—	(54)	—
Total	$55	$—	$—	$—	$(55)	$—

(a)
Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements and were subsequently sold during 2013.

(Thousands of Dollars)	Jan. 1, 2012	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3	Dec. 31, 2012
Asset-backed securities	$14	$—	$3	$(16)	$—	$1
Mortgage-backed securities	48	(1)	6	1	—	54
Total	$62	$(1)	$9	$(15)	$—	$55

(Thousands of Dollars)	Jan. 1, 2011	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3	Dec. 31, 2011
Asset-backed securities	$6	$—	$(2)	$10	$—	$14
Mortgage-backed securities	45	(3)	6	—	—	48
Total	$51	$(3)	$4	$10	$—	$62

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for NSP-Wisconsin is presented in the following table:

(Thousands of Dollars)	2013	2012
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$19,432	$22,127
Service cost	25	20
Interest cost	760	1,075
Medicare subsidy reimbursements	31	189
Plan amendments	—	(3,440)
Plan participants’ contributions	621	893
Actuarial (gain) loss	(1,724)	1,486
Benefit payments	(1,992)	(2,918)
Obligation at Dec. 31	$17,153	$19,432

(Thousands of Dollars)	2013	2012
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$647	$746
Actual return on plan assets	(13)	3
Plan participants’ contributions	621	893
Employer contributions	1,483	1,923
Benefit payments	(1,992)	(2,918)
Fair value of plan assets at Dec. 31	$746	$647

(Thousands of Dollars)	2013	2012
Funded Status of Plans at Dec. 31:
Funded status	$(16,407)	$(18,785)
Current liabilities	(718)	(943)
Noncurrent liabilities	(15,689)	(17,842)
Net postretirement amounts recognized on consolidated balance sheets	$(16,407)	$(18,785)

(Thousands of Dollars)	2013	2012
Amounts Not Yet Recognized as Components of Net Periodic Cost:
Net loss	$11,098	$13,730
Prior service credit	(3,187)	(3,538)
Transition obligation	—	1
Total	$7,911	$10,193

(Thousands of Dollars)	2013	2012
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$570	$433
Noncurrent regulatory assets	7,341	9,760
Total	$7,911	$10,193

Measurement date	Dec. 31, 2013	Dec. 31, 2012

	2013	2012
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.82%	4.10%
Mortality table	RP 2000	RP 2000
Health care costs trend rate — initial	7.00%	7.50%

Effective Jan. 1, 2014, the initial medical trend rate was decreased from 7.5 percent to 7.0 percent. The ultimate trend assumption remained at 4.5 percent. The period until the ultimate rate is reached is five years. Xcel Energy Inc. and NSP-Wisconsin base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A one-percent change in the assumed health care cost trend rate would have the following effects on NSP-Wisconsin:

	One-Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$1,773	$(1,486)
Service and interest components	78	(61)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously. Xcel Energy, which includes NSP-Wisconsin, contributed $17.6 million, $47.1 million and $49.0 million during 2013, 2012 and 2011, respectively, of which $1.5 million, $1.9 million and $2.4 million were attributable to NSP-Wisconsin. Xcel Energy expects to contribute approximately $13.3 million during 2014, of which $1.5 million is attributable to NSP-Wisconsin.

Plan Amendments — The 2012 decrease of the projected Xcel Energy and NSP-Wisconsin postretirement health and welfare benefit obligation for plan amendments is due to the expected transition of certain participant groups to an external plan administrator.

Benefit Costs — The components of NSP-Wisconsin’s net periodic postretirement benefit cost were:

(Thousands of Dollars)	2013	2012	2011
Service cost	$25	$20	$17
Interest cost	760	1,075	1,144
Expected return on plan assets	(42)	(50)	(74)
Amortization of transition obligation	1	171	171
Amortization of prior service credit	(351)	(14)	(14)
Amortization of net loss	963	486	366
Net periodic postretirement benefit cost	$1,356	$1,688	$1,610

	2013	2012	2011
Significant Assumptions Used to Measure Costs:
Discount rate	4.10%	5.00%	5.50%
Expected average long-term rate of return on assets	7.11	6.75	7.50

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy, Inc., costs are allocated to NSP-Wisconsin based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments

The following table lists NSP-Wisconsin’s projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2014	$21,677	$1,491	$27	$1,464
2015	14,257	1,459	25	1,434
2016	13,420	1,444	24	1,420
2017	13,851	1,384	20	1,364
2018	12,983	1,357	18	1,339
2019-2023	64,935	6,229	82	6,147

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

Contributions to multiemployer plans were as follows for the years ended Dec. 31, 2013, 2012 and 2011.  There were no significant changes to the nature or magnitude of the participation of NSP-Wisconsin in multiemployer plans for the years presented:

(Thousands of Dollars)	2013	2012	2011
Multiemployer plan contributions:
Pension	$130	$163	$169
Total	$130	$163	$169

8.	Other Income, Net

Other income, net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2013	2012	2011
Interest income	$538	$736	$324
Other nonoperating income	152	129	67
Insurance policy expense	(427)	(389)	(283)
Other nonoperating expense	(10)	—	(10)
Other income, net	$253	$476	$98

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

Derivative Instruments Fair Value Measurements

NSP-Wisconsin enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to manage risk in connection with changes in interest rates and utility commodity prices.

Interest Rate Derivatives — NSP-Wisconsin enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period.  These derivative instruments are generally designated as cash flow hedges for accounting purposes.

At Dec. 31, 2013, accumulated other comprehensive losses related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.

The following table details the gross notional amounts of commodity options at Dec. 31, 2013 and 2012:

(Amounts in Thousands) (a)(b)	Dec. 31, 2013	Dec. 31, 2012
MMBtu of natural gas	987	53

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Consideration of Credit Risk and Concentrations — NSP-Wisconsin continuously monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment, as well as an assessment of the impact of NSP-Wisconsin’s own credit risk when determining the fair value of derivative liabilities, the impact of considering credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2013	2012	2011
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(437)	$(514)	$(590)
After-tax net realized losses on derivative transactions reclassified into earnings	76	77	76
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(361)	$(437)	$(514)

Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were $0.1 million for each of the years ended Dec. 31, 2013, 2012 and 2011.

During the year ended Dec. 31, 2013, 2012 and 2011, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.1 million, $0.4 million and $3.6 million, respectively, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement losses and option premium amortization totaling $0.7 million, $2.9 million and $2.9 million were recognized for each of the years ended Dec. 31, 2013, 2012 and 2011, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2013, 2012 and 2011. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis:

	Dec. 31, 2013
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (a)	Total (b)
Current derivative assets
Natural gas commodity	$—	$580	$—	$580	$—	$580

	Dec. 31, 2012
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (a)	Total (c)
Current derivative liabilities
Natural gas commodity	$—	$11	$—	$11	$—	$11

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2013 and 2012.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in other current assets balance of $5.1 million at Dec. 31, 2013 in the consolidated balance sheets.

(c)	Included in other current liabilities balance of $11.0 million at Dec. 31, 2012 in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of Dec. 31, 2013 and 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2013		2012
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$468,597	$518,269	$468,563	$576,353

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of Dec. 31, 2013 and 2012, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

10.	Rate Matters

Recently Concluded Regulatory Proceedings — PSCW

Wisconsin 2014 Electric and Gas Rate Case — In May 2013, NSP-Wisconsin filed a request with the PSCW to increase rates for electric and natural gas service effective Jan. 1, 2014. NSP-Wisconsin requested an overall increase in annual electric rates of $40.0 million, or 6.5 percent, and an increase in natural gas rates of $4.7 million, or 3.8 percent. The electric rate increase included a $4.5 million adjustment related to proceeds from a nuclear settlement agreement with the DOE.

The rate filing was based on a 2014 forecast test year, an ROE of 10.4 percent, an equity ratio of 52.5 percent, and a forecasted average rate base of approximately $895.3 million for the electric utility and $89.8 million for the natural gas utility.

In October 2013, NSP-Wisconsin filed rebuttal testimony revising the requested electric rate increase to $34.3 million and natural gas rate increase to zero, based on a 10.4 percent ROE and other adjustments.

In December 2013, the PSCW approved an electric rate increase of approximately $19.5 million or 3.1 percent based on a 10.2 percent ROE and an equity ratio of 52.5 percent. The PSCW also approved cost deferrals of $4.1 million for interchange agreement amounts from NSP-Minnesota related to the Monticello EPU project until the MPUC completes its prudence review. The PSCW did not change rates for NSP-Wisconsin’s natural gas utility. New electric rates went into effect on Jan. 1, 2014.

11.	Commitments and Contingencies

Commitments

Capital Commitments — NSP-Wisconsin has made commitments in connection with a portion of its projected capital expenditures. NSP-Wisconsin’s capital commitments primarily relate to one major project, CapX2020.

CapX2020 — CapX2020 is an alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest, including the NSP System that has proposed several groups of transmission projects to be completed by 2020.  Group 1 project investments consist of four transmission lines.  Major construction began in 2010 on the Group 1 transmission lines with an expected completion date in 2015.  NSP System’s investment depends on the routes and configurations approved by affected state commissions and on the allocation of costs borne by other participating utilities in the upper Midwest.

Fuel Contracts — NSP-Wisconsin has entered into various long-term commitments providing for the purchase and delivery of a significant portion of its current coal and natural gas requirements.  These contracts expire in various years between 2014 and 2029. In addition, NSP-Wisconsin is required to pay additional amounts depending on actual quantities shipped under these agreements. As NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers, NSP-Wisconsin utilizes deferred accounting treatment for future rate recovery or refund when fuel costs differ from the amount included in rates by more than two percent on an annual basis, as determined by the PSCW after an opportunity for a hearing and an earnings test based on NSP-Wisconsin’s authorized ROE.

The estimated minimum purchases for NSP-Wisconsin under these contracts as of Dec. 31, 2013 are as follows:

(Millions of dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2014	$6.2	$13.4	$11.9
2015	1.3	0.3	11.6
2016	0.7	0.3	11.7
2017	0.7	0.2	9.5
2018	0.7	—	4.4
Thereafter	4.1	—	18.9
Total (a)	$13.7	$14.2	$68.0

(a)	Excludes additional amounts allocated to NSP-Wisconsin through intercompany charges.

Additional expenditures for fuel and natural gas storage and transportation will be required to meet expected future electric generation and natural gas needs.

Leases — NSP-Wisconsin leases a variety of equipment and facilities used in the normal course of business.  These leases, primarily for office space, trucks, aircraft, cars and power-operated equipment, are accounted for as operating leases.  Total expenses under operating lease obligations were approximately $1.4 million, $1.1 million and $1.4 million for 2013, 2012 and 2011, respectively.

Future commitments under operating leases are:

(Millions of Dollars)
2014	$0.8
2015	0.8
2016	0.8
2017	0.9
2018	0.9
Thereafter	8.8
Total	$13.0

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

Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for low-income housing limited partnerships include the following:

(Thousands of Dollars)	Dec. 31, 2013	Dec. 31, 2012
Current assets	$223	$357
Property, plant and equipment, net	2,427	2,599
Other noncurrent assets	112	105
Total assets	$2,762	$3,061

Current liabilities	$233	$1,388
Mortgages and other long-term debt payable	1,687	617
Other noncurrent liabilities	42	39
Total liabilities	$1,962	$2,044

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

NSP-Minnesota’s public liability for claims resulting from any nuclear incident is limited to $13.6 billion under the Price-Anderson amendment to the Atomic Energy Act.  NSP-Minnesota has secured $375 million of coverage for its public liability exposure with a pool of insurance companies.  The remaining $13.2 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear accident.  NSP-Minnesota is subject to assessments of up to $127.3 million per reactor per accident for each of its three licensed reactors, to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States.  The maximum funding requirement is $19 million per reactor during any one year. These maximum assessment amounts are both subject to inflation adjustment by the NRC and state premium taxes.  The NRC’s last adjustment was effective September 2013.

NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from Nuclear Electric Insurance Ltd. (NEIL). The coverage limits are $2.3 billion for each of NSP-Minnesota’s two nuclear plant sites.  NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units.  Premiums are expensed over the policy term.  All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds.  Capital has been accumulated in the reserve funds of NEIL to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage.  However, in each calendar year, NSP-Minnesota could be subject to maximum assessments of approximately $16.1 million for business interruption insurance and $40.2 million for property damage insurance if losses exceed accumulated reserve funds.

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	Guarantee Amount	Current Exposure	Term or Expiration Date	Triggering Event Requiring Performance
Guarantee of customer loans for the Farm Rewiring Program	$1.0	$0.3	2017	(a)

(a)	The debtor becomes the subject of bankruptcy or other insolvency proceedings.

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

The EPA issued its Record of Decision (ROD) in 2010, which describes the preferred remedy the EPA has selected for the cleanup of the Ashland site. For the Sediments at the Ashland Site, the ROD preferred remedy is a hybrid remedy involving both dry excavation and wet conventional dredging methodologies (the Hybrid Remedy). The ROD also identifies the possibility of a wet conventional dredging only remedy for the Sediments (the Wet Dredge), contingent upon the completion of a successful Wet Dredge pilot study.

In 2011, the EPA issued special notice letters identifying several entities, including NSP-Wisconsin, as PRPs, for future remediation at the site. The special notice letters requested that those PRPs participate in negotiations with the EPA regarding how the PRPs intended to conduct or pay for the remediation at the Ashland site. As a result of settlement negotiations with NSP-Wisconsin, the EPA agreed to segment the Ashland site into separate areas. The first area (Phase I Project Area) includes soil and groundwater in Kreher Park and the Upper Bluff. The second area includes the Sediments.

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

Negotiations are ongoing between the EPA and NSP-Wisconsin regarding who will pay or perform the cleanup of the Sediments and what remedy will be implemented at the site to address the Sediments. In August and September 2013, NSP-Wisconsin performed field studies in the Sediments to gather more data about site conditions. The data from that investigation was received and reported to the EPA at the end of 2013. It is NSP-Wisconsin’s view that this data demonstrates the Hybrid Remedy is not safe or feasible to implement. The EPA’s ROD for the Ashland site includes estimates that the cost of the Hybrid Remedy is between $63 million and $77 million, with a potential deviation in such estimated costs of up to 50 percent higher to 30 percent lower. Also, in September 2013, the EPA requested NSP-Wisconsin consider re-submitting another proposal to perform a Wet Dredge pilot study for a portion of the Sediments. NSP-Wisconsin previously submitted a proposal for a Wet Dredge pilot study in 2011. In November 2013, NSP-Wisconsin submitted a revised Wet Dredge pilot study work plan proposal to the EPA. NSP-Wisconsin is in the process of negotiating a final pilot study work plan for possible implementation in late summer or early fall of 2014.

In August 2012, NSP-Wisconsin also filed litigation against other PRPs for their share of the cleanup costs for the Ashland site. Trial for this matter is scheduled for April 2015. Negotiations between the EPA, NSP-Wisconsin and several of the other PRPs regarding the PRPs’ fair share of the cleanup costs for the Ashland site are also ongoing.

At Dec. 31, 2013 and 2012, NSP-Wisconsin had recorded a liability of $104.6 million and $103.7 million, respectively, for the Ashland site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $25.2 million and $20.1 million, respectively, was considered a current liability. NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change. NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site. Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include the cleanup approach implemented for the Sediments, which party implements the cleanup, the timing of when the cleanup is implemented, potential contributions by other PRPs and whether federal or state funding may be directed to help offset remediation costs at the Ashland site.

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

In the 2013 rate case decision, the PSCW recognized the potential magnitude of the future liability for the cleanup at the Ashland site and granted an exception to its existing policy at the request of NSP-Wisconsin. The elements of this exception include: 1) approval to begin recovery of estimated Phase 1 Project costs beginning on Jan. 1, 2013; 2) approval to amortize these estimated costs over a ten-year period; and 3) approval to apply a three percent carrying cost to the unamortized regulatory asset. In the 2014 rate case decision, the PSCW continued the cost recovery treatment established in the 2013 rate case, with respect to the 2013 and 2014 clean-up costs for the Phase I Project Area. The PSCW determined the timing of the clean-up of the Sediments was uncertain and declined NSP-Wisconsin’s request to begin cost recovery for this portion of the clean-up in 2014 rates. However, the PSCW allowed NSP-Wisconsin to increase its 2014 amortization expense related to the clean-up by an additional $1.1 million to offset the need for a rate decrease for the natural gas utility. The cost recovery treatment granted by the PSCW in the 2013 and 2014 rate cases will help mitigate the rate impact to natural gas customers and the risk to NSP-Wisconsin from a longer amortization period.

Other MGP Sites — NSP-Wisconsin is currently involved in investigating and/or remediating several other MGP sites where hazardous or other regulated materials may have been deposited. NSP-Wisconsin has identified two sites, where former MGP activities have or may have resulted in site contamination and are under current investigation and/or remediation. At some or all of these MGP sites, there are other parties that may have responsibility for some portion of any remediation. NSP-Wisconsin anticipates that the majority of the remediation at these sites will continue through at least 2014. NSP-Wisconsin had accrued $3.9 million and $2.5 million for both of these sites at Dec. 31, 2013 and 2012, respectively. There may be insurance recovery and/or recovery from other PRPs that will offset any costs incurred. NSP-Wisconsin anticipates that any amounts spent will be fully recovered from customers.

Environmental Requirements

Water and waste
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

Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In June 2013, the EPA published a proposed ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. Refuse derived fuel, biomass and other alternatively fueled power plants are not addressed by the proposed revisions. The proposed rule identifies four potential regulatory options and invites comments on those regulatory approaches. The options differ in the number of waste streams covered, size of the units controlled and stringency of controls. It is not yet known when the EPA will issue a finalized rule. Under the current proposed rule, facilities would need to comply as soon as possible after July 2017 but no later than July 2022. The impact of this rule on NSP-Wisconsin is uncertain at this time.

Federal CWA Section 316 (b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. In 2011, the EPA published the proposed rule that sets standards for minimization of aquatic species impingement, but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office. A final rule is anticipated in April 2014. It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the uncertainty of the final regulatory requirements.

Proposed Coal Ash Regulation — NSP-Wisconsin’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of hazardous waste. In 2010, the EPA published a proposed rule on whether to regulate coal combustion byproducts (coal ash) as hazardous or nonhazardous waste. Coal ash is currently exempt from hazardous waste regulation. NSP-Wisconsin’s costs for the management and disposal of coal ash would significantly increase and the beneficial reuse of coal ash would be negatively impacted if the EPA ultimately issues a rule under which coal ash is regulated as hazardous waste. The EPA has entered into a consent decree to act on final regulations by December 2014. The timing, scope and potential cost of any final rule that might be implemented are not determinable at this time.

Air
EPA GHG Regulation — In 2009, the EPA issued its “endangerment” finding that GHG emissions pose a threat to public health and welfare. This finding required the EPA to adopt GHG emission standards for mobile sources. In 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold. These rules were upheld on appeal to the D.C. Circuit. The U.S. Supreme Court has granted review on one issue related to these rules, specifically whether the EPA’s regulation of GHG emissions from mobile sources triggered, by operation of law, new source review permitting requirements for stationary sources, which was the EPA’s basis for adopting the 2011 permitting rules. The Court is scheduled to hear arguments in February 2014. A ruling is anticipated by June 2014. NSP-Wisconsin is unable to determine the cost of compliance with these new EPA requirements as it is not clear whether these requirements will apply to future changes at NSP-Wisconsin’s power plants.

GHG Emission Standard for Existing Sources and NSPS Proposal — In June 2013, President Obama issued a memorandum directing the EPA to develop GHG emission standards for existing power plants. The memorandum anticipates the EPA will issue a proposed GHG emission standard for existing power plants in June 2014. It is not possible to evaluate the impact of existing source standards until the upcoming proposal and final requirements are known.

In January 2014, the EPA re-proposed a GHG NSPS for newly constructed power plants which seeks to establish CO2 emission rates for coal-fired power plants that reflect emission reductions using partial carbon capture and storage technology (CCS). The EPA’s proposed CO2 emission limits for gas-fired power plants reflect emissions levels from combined cycle technology with no CCS. The EPA continues to propose that the NSPS not apply to modified or reconstructed existing power plants. In addition, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. It is not possible to evaluate the impact of the re-proposed NSPS until its final requirements are known.

CSAPR — In 2011, the EPA issued the CSAPR to address long range transport of PM and ozone by requiring reductions in SO2 and NOx from utilities in the eastern half of the United States, including Wisconsin. The CSAPR would have set more stringent requirements than the proposed Clean Air Transport Rule. The rule also would have created an emissions trading program.

In August 2012, the D.C. Circuit vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated that the EPA must continue administering the CAIR pending adoption of a valid replacement. In December 2013, the U.S. Supreme Court heard oral arguments on the D.C. Circuit’s 2012 decision to vacate the CSAPR. A decision is anticipated by June 2014. It is not yet known whether the D.C. Circuit’s decision will be upheld, or how the EPA might approach a replacement rule. Therefore, it is not known what requirements may be imposed in the future.

As the EPA continues administering the CAIR while the CSAPR or a replacement rule is pending, NSP-Wisconsin expects to comply with the CAIR as described below.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions. Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems. NSP-Wisconsin purchased allowances in 2012 and 2013 and plans to continue to purchase allowances in 2014 to comply with the CAIR. At Dec. 31, 2013, the estimated annual CAIR NOx allowance cost for NSP-Wisconsin did not have a material impact on the results of operations, financial position or cash flows.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012. The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date. NSP-Wisconsin will not have any units subject to EGU MATS because it will cease coal combustion in Bay Front Unit 5.

Industrial Boiler (IB) MACT Rules — In 2011, the EPA finalized IB MACT rules to regulate boilers and process heaters fueled with coal, biomass and liquid fuels, which would apply to NSP-Wisconsin’s Bay Front Units 1 and 2. The capital cost to install controls to meet the requirements in the final reconsidered rule is anticipated to be $17.2 million in total and is targeted for completion in 2014.

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

Asset Retirement Obligations

Recorded AROs — AROs have been recorded for property related to the following: electric production (steam, other and hydro), electric distribution and transmission, natural gas transmission and distribution, and general property.  The electric production obligations include ash-containment facilities, storage tanks, control panels and asbestos.  The asbestos recognition associated with the steam production includes certain plants.  This asbestos abatement removal obligation originated in 1973 with the CAA, which applied to the demolition of buildings or removal of equipment containing asbestos that can become airborne on removal.  The electric transmission and distribution ARO consists of many small potential obligations associated with PCBs, mineral oil, storage tanks, treated poles, lithium batteries, mercury and street lighting lamps.  The common general AROs include small obligations related to storage tanks and office buildings. These assets have numerous in-service dates for which it is difficult to assign the obligation to a particular year. Therefore, the obligation was measured using an average service life.

A reconciliation of NSP-Wisconsin’s AROs is shown in the tables below for the years ended Dec. 31, 2013 and 2012, respectively:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2013	Liabilities Recognized	Accretion	Revisions to Prior Estimates	Ending Balance Dec. 31, 2013 (a)
Electric plant
Steam production asbestos	$1,962	$—	$43	$—	$2,005
Steam and other production ash containment	125	—	12	224	361
Electric distribution	13	—	1	22	36
Other	826	—	20	(557)	289
Natural gas plant
Gas transmission and distribution	75	—	5	(5)	75
Common and other property
Common miscellaneous	35	—	3	49	87
Total liability (b)	$3,036	$—	$84	$(267)	$2,853

(Thousands of Dollars)	Beginning Balance Jan. 1, 2012	Liabilities Recognized	Accretion	Revisions to Prior Estimates	Ending Balance Dec. 31, 2012 (a)
Electric plant
Steam production asbestos	$—	$1,962	$—	$—	$1,962
Steam and other production ash containment	120	—	5	—	125
Electric distribution	13	—	—	—	13
Other	186	—	7	633	826
Natural gas plant
Gas transmission and distribution	71	—	4	—	75
Common and other property
Common miscellaneous	34	—	1	—	35
Total liability (b)	$424	$1,962	$17	$633	$3,036

(a)	There were no ARO liabilities settled during the 12 months ended Dec. 31, 2013 or 2012.

(b)	Included in the other long-term liabilities balance in the consolidated balance sheets.

In 2013, NSP-Wisconsin revised ash containment facilities, miscellaneous electric production, electric transmission and distribution, natural gas transmission and distribution and common general AROs due to revised estimated cash flows. In 2012, NSP-Wisconsin revised electric transmission and distribution AROs due to revised estimated cash flows.  Additionally, in 2012, an ARO was recorded to reflect the expected costs with asbestos abatement at certain steam production facilities.

Removal Costs — NSP-Wisconsin records a regulatory liability for plant removal costs of steam and other generation, transmission and distribution facilities. Generally, the accrual of future non-ARO removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long periods over which the amounts were accrued and the changing of rates through time, NSP-Wisconsin has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates.  Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities. Removal costs as of Dec. 31, 2013 and 2012 were $116 million and $114 million, respectively.

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

The components of regulatory assets shown on the consolidated balance sheets of NSP-Wisconsin at Dec. 31, 2013 and 2012 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2013		Dec. 31, 2012
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Environmental remediation costs	1, 11	Various	$4,376	$117,684	$2,521	$109,162
Pension and retiree medical obligations (a)	7	Various	8,202	85,220	7,328	104,426
Recoverable deferred taxes on AFUDC recorded in plant	1	Plant lives	—	12,679	—	10,458
Losses on reacquired debt	4	Term of related debt	801	5,737	800	6,538
State commission adjustments	1	Plant lives	410	9,355	339	7,533
Conservation programs	1	Less than one year	404	—	691	—
Deferred income tax adjustment	1, 6	Typically plant lives	—	1,763	—	1,974
Recoverable purchased natural gas and electric energy costs		Less than one year	673	—	358	—
Other		Various	—	755	11	368
Total regulatory assets			$14,866	$233,193	$12,048	$240,459

(a)	Includes the non-qualified pension plan.

The components of regulatory liabilities shown on the consolidated balance sheets of NSP-Wisconsin at Dec. 31, 2013 and 2012 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2013		Dec. 31, 2012
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	11	Plant lives	$—	$116,293	$—	$113,949
DOE settlement	11	Less than one year	6,814	—	5,628	—
Investment tax credit deferrals	1, 6	Various	—	9,976	—	9,626
Conservation programs	1	Less than one year	1,187	—	73	—
Deferred electric production and natural gas costs	1	Less than one year	1,542	—	134	—
Other		Various	174	155	251	171
Total regulatory liabilities			$9,717	$126,424	$6,086	$123,746

At Dec. 31, 2013 and 2012, approximately $0.1 million and $0.4 million of NSP-Wisconsin’s regulatory assets represented past expenditures not currently earning a return, respectively.  This amount primarily includes recoverable purchased natural gas and electric energy costs.

13.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the year ended Dec. 31, 2013 were as follows:

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(437)
Losses reclassified from net accumulated other comprehensive loss	76
Net current period OCI	76
Accumulated other comprehensive loss at Dec. 31	$(361)

Reclassifications from accumulated other comprehensive loss for the year ended Dec. 31, 2013 were as follows:

(Thousands of Dollars)	Amounts Reclassified from Accumulated Other Comprehensive Loss
Losses on cash flow hedges:
Interest rate derivatives	$127	(a)
Total, pre-tax	127
Tax benefit	(51)
Total amounts reclassified, net of tax	$76

(a)	Included in interest charges.

14.	Segments and Related Information

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

To report income from operations for regulated electric and regulated natural gas utility segments, the majority of costs are directly assigned to each segment. However, some costs, such as common depreciation, common O&M expenses and interest expense are allocated based on cost causation allocators. A general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.

The accounting policies of the segments are the same as those described in Note 1.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2013
Operating revenues (a)	$789,168	$132,867	$1,003	$—	$923,038
Intersegment revenues	350	1,967	—	(2,317)	—
Total revenues	$789,518	$134,834	$1,003	$(2,317)	$923,038

Depreciation and amortization	$64,237	$12,485	$175	$—	$76,897
Interest charges and financing costs	22,966	2,749	101	—	25,816
Income tax expense (benefit)	33,691	4,623	(1,905)	—	36,409
Net Income	51,334	6,501	1,633	—	59,468

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2012
Operating revenues (a)	$757,565	$103,100	$1,177	$—	$861,842
Intersegment revenues	355	727	—	(1,082)	—
Total revenues	$757,920	$103,827	$1,177	$(1,082)	$861,842

Depreciation and amortization	$59,768	$9,251	$215	$—	$69,234
Interest charges and financing costs	20,303	2,554	80	—	22,937
Income tax expense	27,164	2,113	281	—	29,558
Net Income	45,377	3,094	1,480	—	49,951

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2011
Operating revenues (a)	$755,136	$119,447	$1,207	$—	$875,790
Intersegment revenues	405	1,581	—	(1,986)	—
Total revenues	$755,541	$121,028	$1,207	$(1,986)	$875,790

Depreciation and amortization	$58,800	$9,599	$175	$—	$68,574
Interest charges and financing costs	21,181	2,675	137	—	23,993
Income tax expense (benefit)	32,656	1,995	(1,037)	—	33,614
Net Income	47,093	2,964	949	—	51,006

(a)
Operating revenues include $137 million, $125 million and $124 million of intercompany revenue for the years ended Dec. 31, 2013, 2012 and 2011, respectively. See Note 15 for further discussion of related party transactions by operating segment.

15.	Related Party Transactions

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

The table below contains significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Thousands of Dollars)	2013	2012	2011
Operating revenues:
Electric	$136,917	$125,344	$124,334
Operating expenses:
Purchased power	416,173	405,016	399,649
Transmission expense	42,460	44,942	40,870
Natural gas purchased for resale	97	116	98
Other operating expenses — paid to Xcel Energy Services Inc.	61,531	54,137	54,885
Interest expense	22	22	48

Accounts receivable and payable with affiliates at Dec. 31 were:

	2013		2012
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$—	$18,584	$—	$26,632
PSCo	—	8	—	71
SPS	26	—	—	4
Other subsidiaries of Xcel Energy Inc.	1,569	6,394	586	4,849
	$1,595	$24,986	$586	$31,556

16.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
Operating revenues	$241,415	$210,175	$231,060	$240,388
Operating income	37,401	22,466	40,769	16,545
Net income	19,685	10,544	22,013	7,225

	Quarter Ended
(Thousands of Dollars)	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Operating revenues	$223,799	$194,173	$226,475	$217,395
Operating income	28,914	14,348	40,735	15,869
Net income	14,878	5,742	22,200	7,131

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

Internal Control Over Financial Reporting

No change in NSP-Wisconsin’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting. NSP-Wisconsin maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting.  NSP-Wisconsin has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.  During the year and in preparation for issuing its report for the year ended Dec. 31, 2013 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Wisconsin conducted testing and monitoring of its internal control over financial reporting.  Based on the control evaluation, testing and remediation performed, NSP-Wisconsin did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

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

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accountant Fees and Services

Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2014 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2013
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For the three years ended Dec. 31, 2013, 2012 and 2011.
Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2013, 2012 and 2011.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2013, 2012 and 2011.
Consolidated Balance Sheets — As of Dec. 31, 2013 and 2012.
Consolidated Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2013, 2012 and 2011.
Consolidated Statements of Capitalization — As of Dec. 31, 2013 and 2012.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2013, 2012 and 2011.

3.	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*	Amended and restated articles of incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
3.02*	By-Laws of Northern States Power Co. (a Wisconsin corporation) as Amended and Restated on Sept. 26, 2013. (Exhibit 3.02 to Form 10-Q/A for the quarter ended Sept. 30, 2013 (file no. 001-03140)).
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
4.05*
Supplemental Trust Indenture dated Sept. 1, 2003 between NSP-Wisconsin and US Bank National Association, supplementing indentures dated April 1, 1947 and March 1, 1991 (Exhibit 4.05 to Xcel Energy Form 10-Q (file no. 001-03034) dated Nov. 13, 2003).

4.06*
Supplemental Trust Indenture dated as of Sept. 1, 2008 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $200 million principal amount of 6.375 percent First Mortgage Bonds, Series due Sept. 1, 2038 (Exhibit 4.01 of Form 8-K of NSP-Wisconsin dated Sept. 3, 2008 (file no. 001-03140)).

4.07*
Supplemental Indenture dated as of Oct. 1, 2012 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million principal amount of 3.700 percent First Mortgage Bonds, Series due Oct. 1, 2042 (Exhibit 4.01 of Form 8-K of NSP-Wisconsin dated Oct. 10, 2012 (file no. 001-03140)).

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

10.13*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Bonus Stock Agreement (Exhibit 10.24 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.14*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Performance Share Agreement (Exhibit 10.25 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.15a*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.26 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.15b*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Time-Based Restricted Stock Unit Agreement (Exhibit 10.14b to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2012).
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

10.20*+
First Amendment dated Feb. 20, 2013 to the Xcel Energy Executive Annual Incentive Award Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.21*+
Fourth Amendment dated Feb. 20, 2013 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.02 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.22*+
First Amendment dated May 21, 2013 to the Xcel Energy Inc. Long-Term Incentive Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.21 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.23*+
Second Amendment dated May 21, 2013 to the Xcel Energy Inc. Non-Qualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.22 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.24*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Long-Term Incentive Award Agreement (Exhibit 10.23 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
101
The following materials from NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Stockholder’s Equity, (vi) the Consolidated Statements of Capitalization, (vii) Notes to Consolidated Financial Statements, (viii) document and entity information, and (ix) Schedule II.

SCHEDULE II

NSP-WISCONSIN AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2013, 2012 AND 2011
(amounts in thousands)

		Additions
	Balance at Jan. 1	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions from Reserves(b)	Balance at Dec. 31
Allowance for bad debts:
2013	$4,333	$3,988	$1,199	$4,609	$4,911
2012	4,766	3,329	1,310	5,072	4,333
2011	4,262	3,842	1,241	4,579	4,766

(a)	Recovery of amounts previously written off.

(b)	Principally bad debts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A WISCONSIN CORPORATION)

Feb. 24, 2014	/s/ TERESA S. MADDEN
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