Form 10-Q
period 2014-03-31
NORTHERN STATES POWER CO /WI/
filed 2014-05-05
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2014	2013
Operating revenues
Electric	$211,097	$190,811
Natural gas	73,791	50,357
Other	254	247
Total operating revenues	285,142	241,415

Operating expenses
Electric fuel and purchased power, non-affiliates	8,851	4,170
Purchased power, affiliates	109,571	98,942
Cost of natural gas sold and transported	51,142	30,985
Operating and maintenance expenses	44,231	41,676
Conservation program expenses	2,672	2,992
Depreciation and amortization	19,307	18,855
Taxes (other than income taxes)	6,797	6,394
Total operating expenses	242,571	204,014

Operating income	42,571	37,401

Other income, net	124	115
Allowance for funds used during construction — equity	1,572	946

Interest charges and financing costs
Interest charges — includes other financing costs of $374 and $381, respectively	6,867	6,855
Allowance for funds used during construction — debt	(758)	(409)
Total interest charges and financing costs	6,109	6,446

Income before income taxes	38,158	32,016
Income taxes	13,923	12,331
Net income	$24,235	$19,685

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2014	2013
Net income	$24,235	$19,685
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $13 for each of the three months ended March 31, 2014 and 2013	18	19
Other comprehensive income	18	19
Comprehensive income	$24,253	$19,704

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2014	2013
Operating activities
Net income	$24,235	$19,685
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,590	19,139
Deferred income taxes	10,069	7,136
Amortization of investment tax credits	(168)	(166)
Allowance for equity funds used during construction	(1,572)	(946)
Net derivative losses	437	31
Changes in operating assets and liabilities:
Accounts receivable	(13,722)	(10,454)
Accrued unbilled revenues	12,194	8,559
Inventories	6,980	4,633
Other current assets	11,145	7,671
Accounts payable	12,378	(6,337)
Net regulatory assets and liabilities	(20,462)	2,541
Other current liabilities	2,936	3,086
Pension and other employee benefit obligations	(8,007)	(10,860)
Change in other noncurrent assets	23	202
Change in other noncurrent liabilities	160	50
Net cash provided by operating activities	56,216	43,970

Investing activities
Utility capital/construction expenditures	(59,699)	(39,370)
Allowance for equity funds used during construction	1,572	946
Other, net	(41)	(96)
Net cash used in investing activities	(58,168)	(38,520)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	11,000	(18,000)
Repayments of long-term debt	(18)	(72)
Capital contributions from parent	—	20,000
Dividends paid to parent	(8,032)	(7,667)
Net cash provided by (used) in financing activities	2,950	(5,739)

Net change in cash and cash equivalents	998	(289)
Cash and cash equivalents at beginning of period	1,349	4,459
Cash and cash equivalents at end of period	$2,347	$4,170

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(5,827)	$(6,104)
Cash received for income taxes, net	5,573	697
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$16,436	$6,627

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2014	Dec. 31, 2013
Assets
Current assets
Cash and cash equivalents	$2,347	$1,349
Accounts receivable, net	72,991	59,269
Accrued unbilled revenues	39,441	51,634
Inventories	14,495	21,475
Regulatory assets	29,551	14,866
Prepaid taxes	16,317	27,518
Deferred income taxes	11,225	14,953
Prepayments and other	4,531	5,056
Total current assets	190,898	196,120

Property, plant and equipment, net	1,475,375	1,442,779

Other assets
Regulatory assets	245,745	233,193
Other investments	3,691	3,650
Other	3,573	3,651
Total other assets	253,009	240,494
Total assets	$1,919,282	$1,879,393

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,218	$107
Short-term debt	79,000	68,000
Notes payable to affiliates	470	470
Accounts payable	51,671	52,086
Accounts payable to affiliates	26,993	24,986
Dividends payable to parent	8,057	8,032
Regulatory liabilities	5,605	9,717
Taxes accrued	9,214	5,638
Environmental liabilities	34,679	28,785
Accrued interest	7,488	7,507
Other	8,248	9,376
Total current liabilities	232,643	214,704

Deferred credits and other liabilities
Deferred income taxes	312,657	305,139
Deferred investment tax credits	9,529	9,698
Regulatory liabilities	131,445	126,424
Environmental liabilities	82,060	79,703
Customer advances	16,098	16,008
Pension and employee benefit obligations	37,701	45,708
Other	9,276	9,237
Total deferred credits and other liabilities	598,766	591,917

Commitments and contingencies
Capitalization
Long-term debt	467,394	468,490
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at March 31, 2014 and Dec. 31, 2013, respectively	93,300	93,300
Additional paid in capital	248,844	248,844
Retained earnings	278,678	262,499
Accumulated other comprehensive loss	(343)	(361)
Total common stockholder’s equity	620,479	604,282
Total liabilities and equity	$1,919,282	$1,879,393

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2014 and Dec. 31, 2013; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2014 and 2013; and its cash flows for the three months ended March 31, 2014 and 2013. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2014 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2013 balance sheet information has been derived from the audited 2013 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2013. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2013, filed with the SEC on Feb. 24, 2014. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2013, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently issued accounting pronouncements that have been adopted in the current period did not materially impact the consolidated financial statements, and no material impact is expected from accounting pronouncements issued and pending implementation.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2014	Dec. 31, 2013
Accounts receivable, net (a)
Accounts receivable	$78,073	$64,180
Less allowance for bad debts	(5,082)	(4,911)
	$72,991	$59,269

(a)	Accounts receivable, net includes $48 and $1,595 due from affiliates as of March 31, 2014 and Dec. 31, 2013, respectively.

(Thousands of Dollars)	March 31, 2014	Dec. 31, 2013
Inventories
Materials and supplies	$6,563	$6,437
Fuel	7,119	5,915
Natural gas	813	9,123
	$14,495	$21,475

(Thousands of Dollars)	March 31, 2014	Dec. 31, 2013
Property, plant and equipment, net
Electric plant	$1,943,653	$1,913,354
Natural gas plant	238,338	236,047
Common and other property	114,712	112,886
Construction work in progress	137,240	127,954
Total property, plant and equipment	2,433,943	2,390,241
Less accumulated depreciation	(958,568)	(947,462)
	$1,475,375	$1,442,779

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2013 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of March 31, 2014, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $10 million of income tax expense for the 2009 through 2011 claims and the anticipated claim for 2013. NSP-Wisconsin is not expected to accrue any income tax expense related to this adjustment. Xcel Energy is continuing to work through the audit process, but the outcome and timing of a resolution is uncertain.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2014, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In the first quarter of 2014, the state of Wisconsin completed an examination of tax years 2009 through 2011. No material adjustments were proposed for those tax years. As of March 31, 2014, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2014	Dec. 31, 2013
Unrecognized tax benefit — Permanent tax positions	$0.1	$0.1
Unrecognized tax benefit — Temporary tax positions	1.6	1.4
Total unrecognized tax benefit	$1.7	$1.5

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2014	Dec. 31, 2013
NOL and tax credit carryforwards	$(0.4)	$(0.4)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume. As the IRS examination moves closer to completion, the change in the unrecognized tax benefit is not expected to be material.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at March 31, 2014 and Dec. 31, 2013 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2014 or Dec. 31, 2013.

5.	Commitments and Contingencies

Except as noted below, the circumstances set forth in Notes 10 and 11 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2013 appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

Guarantees — NSP-Wisconsin provides a guarantee for payment of customer loans related to NSP-Wisconsin’s farm rewiring program. NSP-Wisconsin’s exposure under the guarantee is based upon the net liability under the agreement. The guarantee issued by NSP-Wisconsin limits their exposure to a maximum amount stated in the guarantee. The guarantee contains no recourse provisions and requires no collateral.

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	March 31, 2014	Dec. 31, 2013
Guarantees issued and outstanding	$1.0	$1.0
Current exposure under these guarantees	0.3	0.3

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

In October 2012, a settlement among the EPA, the Wisconsin Department of Natural Resources, the Bad River and Red Cliff Bands of the Lake Superior Tribe of Chippewa Indians and NSP-Wisconsin was approved by the U.S. District Court for the Western District of Wisconsin. This settlement resolves claims against NSP-Wisconsin for its alleged responsibility for the remediation of the Phase I Project Area. Under the terms of the settlement, NSP-Wisconsin agreed to perform the remediation of the Phase I Project Area, but does not admit any liability with respect to the Ashland site. The settlement reflects a cost estimate for the cleanup of the Phase I Project Area of $40 million. Demolition activities occurred at the Ashland site in 2013. The Final Design for the soil, including excavation and treatment, as well as containment wall remedies was submitted to the EPA in April 2014 and work is anticipated to begin in the second quarter of 2014. A Preliminary Design for the groundwater remedy was also submitted to the EPA in April 2014 and activities are expected to commence in 2015. Based on these updated designs, the updated cost estimate for the cleanup of the Phase I Project Area is approximately $51 million, of which $5 million has already been spent. The settlement also resolves claims by the federal, state and tribal trustees against NSP-Wisconsin for alleged natural resource damages at the Ashland site, including both the Phase I Project Area and the Sediments. As part of the settlement, NSP-Wisconsin has conveyed approximately 1,390 acres of land to the State of Wisconsin and tribal trustees. Fieldwork to address the Phase I Project Area at the Ashland site began at the end of 2012 and continues.

Negotiations are ongoing between the EPA and NSP-Wisconsin regarding who will pay or perform the cleanup of the Sediments and what remedy will be implemented at the site to address the Sediments. In August and September 2013, NSP-Wisconsin performed field studies in the Sediments to gather more data about site conditions. The data from that investigation was received and reported to the EPA at the end of 2013. It is NSP-Wisconsin’s view that this data demonstrates the Hybrid Remedy is not safe or feasible to implement. The EPA’s ROD for the Ashland site includes estimates that the cost of the Hybrid Remedy is between $63 million and $77 million, with a potential deviation in such estimated costs of up to 50 percent higher to 30 percent lower. Also, in September 2013, the EPA requested NSP-Wisconsin consider re-submitting another proposal to perform a Wet Dredge pilot study for a portion of the Sediments. NSP-Wisconsin previously submitted a proposal for a Wet Dredge pilot study in 2011. In November 2013, NSP-Wisconsin submitted a revised Wet Dredge pilot study work plan proposal to the EPA. The EPA provided conditional approval of the Wet Dredge pilot study work plan in March 2014. NSP-Wisconsin is in the process of negotiating a final Administrative Order on Consent for the Wet Dredge pilot study for possible implementation of the pilot in late summer or early fall of 2014.

In August 2012, NSP-Wisconsin also filed litigation against other PRPs for their share of the cleanup costs for the Ashland site. Trial for this matter is scheduled for April 2015. Negotiations between the EPA, NSP-Wisconsin and several of the other PRPs regarding the PRPs’ fair share of the cleanup costs for the Ashland site are also ongoing.

At March 31, 2014 and Dec. 31, 2013, NSP-Wisconsin had recorded a liability of $115.2 million and $104.6 million, respectively, for the Ashland site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $33.4 million and $25.2 million, respectively, was considered a current liability. NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change. NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site. Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include the cleanup approach implemented for the Sediments, which party implements the cleanup, the timing of when the cleanup is implemented, potential contributions by other PRPs and whether federal or state funding may be directed to help offset remediation costs at the Ashland site.

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

In the 2013 rate case decision, the PSCW recognized the potential magnitude of the future liability for the cleanup at the Ashland site and granted an exception to its existing policy at the request of NSP-Wisconsin. The elements of this exception include: (1) approval to begin recovery of estimated Phase 1 Project costs beginning on Jan. 1, 2013; (2) approval to amortize these estimated costs over a ten-year period; and (3) approval to apply a three percent carrying cost to the unamortized regulatory asset. In the 2014 rate case decision, the PSCW continued the cost recovery treatment established in the 2013 rate case, with respect to the 2013 and 2014 cleanup costs for the Phase I Project Area. The PSCW determined the timing of the cleanup of the Sediments was uncertain and declined NSP-Wisconsin’s request to begin cost recovery for this portion of the cleanup in 2014 rates. However, the PSCW allowed NSP-Wisconsin to increase its 2014 amortization expense related to the cleanup by an additional $1.1 million to offset the need for a rate decrease for the natural gas utility. The cost recovery treatment granted by the PSCW in the 2013 and 2014 rate cases will help mitigate the rate impact to natural gas customers and the risk to NSP-Wisconsin from a longer amortization period.

Environmental Requirements

Water and waste
Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In June 2013, the EPA published a proposed ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. The final rule is now expected in September 2015. Under the current proposed rule, facilities would need to comply as soon as possible after July 2017 but no later than July 2022. The impact of this rule on NSP-Wisconsin is uncertain at this time.

Federal CWA Section 316 (b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. In 2011, the EPA published the proposed rule that sets standards for minimization of aquatic species impingement, but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office. A final rule is anticipated in May 2014. It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the uncertainty of the final regulatory requirements.

Air
Cross-State Air Pollution Rule (CSAPR) — In 2011, the EPA issued the CSAPR to address long range transport of particulate matter and ozone by requiring reductions in sulfur dioxide (SO2) and nitrous oxide (NOx) from utilities in the eastern half of the United States, including Wisconsin. The CSAPR would set more stringent requirements than the proposed Clean Air Transport Rule. The rule would also create an emissions trading program.

In August 2012, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement. In April 2014, the U.S. Supreme Court reversed and remanded the case to the D.C. Circuit. The Court held that the EPA’s rule design did not violate the Clean Air Act and that states had received adequate opportunity to develop their own plans. Because the D.C. Circuit overturned the CSAPR on two over-arching issues, there are many other issues the D.C. Circuit did not rule on that will now need to be considered on remand. Because it is not yet known how the litigation over the remaining issues will be resolved, it is not yet known what requirements may be imposed in the future, or their timing.

As the EPA continues administering the CAIR while the CSAPR or a replacement rule is pending, NSP-Wisconsin expects to comply with the CAIR as described below.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions. Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems. NSP-Wisconsin purchased allowances in 2012 and 2013 and plans to continue to purchase allowances in 2014 to comply with the CAIR. At March 31, 2014, the estimated annual CAIR NOx allowance cost for NSP-Wisconsin did not have a material impact on the results of operations, financial position or cash flows.

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

6.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$150	$150
Amount outstanding at period end	79	68
Average amount outstanding	71	20
Maximum amount outstanding	90	71
Weighted average interest rate, computed on a daily basis	0.26%	0.31%
Weighted average interest rate at period end	0.24	0.27

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2014 and Dec. 31, 2013, there were no letters of credit outstanding.

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

At March 31, 2014, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150.0	$79.0	$71.0

(a)	Credit facility expires in July 2017.

(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2014 and Dec. 31, 2013.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	March 31, 2014	Dec. 31, 2013
Notes payable to affiliates	$0.5	$0.5
Weighted average interest rate at period end	0.38%	0.24%

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

At March 31, 2014, accumulated other comprehensive loss related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.

The following table details the gross notional amounts of commodity options at March 31, 2014 and Dec. 31, 2013:

(Amounts in Thousands) (a)(b)	March 31, 2014	Dec. 31, 2013
Million British thermal units of natural gas	—	987

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended March 31, 2014 and 2013.

During the three months ended March 31, 2014, changes in the fair value of natural gas commodity derivatives resulted in net gains of $0.8 million, recognized as regulatory assets and liabilities.  For the three months ended March 31, 2013, changes in the fair value of natural gas commodity derivatives resulted in immaterial net gains recognized as regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement gains of $0.5 million were recognized for the three months ended March 31, 2014, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate. There were immaterial natural gas commodity derivatives settlement losses recognized during the three months ended March 31, 2013.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three months ended March 31, 2014 and 2013. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2013, and there were no derivative assets and liabilities measured at fair value on a recurring basis at March 31, 2014:

	Dec. 31, 2013
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$580	$—	$580	$—	$580

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2013.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in other current assets balance of $5.1 million at Dec. 31, 2013 in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of March 31, 2014 and Dec. 31, 2013, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2014		Dec. 31, 2013
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$468,612	$537,277	$468,597	$518,269

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of March 31, 2014 and Dec. 31, 2013, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

8.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2014	2013
Interest income	$204	$199
Other nonoperating income	35	41
Insurance policy expense	(112)	(122)
Other nonoperating expense	(3)	(3)
Other income, net	$124	$115

9.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2014
Operating revenues (a)	$211,097	$73,791	$254	$—	$285,142
Intersegment revenues	92	2,917	—	(3,009)	—
Total revenues	$211,189	$76,708	$254	$(3,009)	$285,142
Net income	$15,066	$7,709	$1,460	$—	$24,235

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2013
Operating revenues (a)	$190,811	$50,357	$247	$—	$241,415
Intersegment revenues	78	308	—	(386)	—
Total revenues	$190,889	$50,665	$247	$(386)	$241,415
Net income	$13,603	$5,624	$458	$—	$19,685

(a)	Operating revenues include $31 million and $32 million of intercompany electric revenue for the three months ended March 31, 2014 and 2013, respectively.

10.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2014	2013	2014	2013
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1,132	$1,421	$9	$6
Interest cost	1,814	1,731	198	190
Expected return on plan assets	(2,411)	(2,499)	(13)	(11)
Amortization of prior service cost (credit)	28	104	(88)	(88)
Amortization of net loss	1,654	1,981	167	241
Net benefit cost recognized for financial reporting	$2,217	$2,738	$273	$338

In January 2014, contributions of $130.0 million were made across three of Xcel Energy’s pension plans, of which $8.0 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2014.

11.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014 and 2013 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Accumulated other comprehensive loss at Jan. 1	$(361)	$(437)
Losses reclassified from net accumulated other comprehensive loss	18	19
Net current period other comprehensive income	18	19
Accumulated other comprehensive loss at March 31	$(343)	$(418)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Losses on cash flow hedges:
Interest rate derivatives	$31	(a)	$32	(a)
Total, pre-tax	31		32
Tax benefit	(13)		(13)
Total amounts reclassified, net of tax	$18		$19

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the Nuclear Regulatory Commission (NRC); financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee workforce factors; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2013, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Results of Operations

NSP-Wisconsin’s net income was $24.2 million for the three months ended March 31, 2014 compared with $19.7 million for the same period in 2013. Higher electric and natural gas margins, due to colder weather and an electric rate increase effective in January 2014, were partially offset by higher O&M expenses.

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

	Three Months Ended March 31
(Millions of Dollars)	2014	2013
Electric revenues	$211	$191
Electric fuel and purchased power	(118)	(103)
Electric margin	$93	$88

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2014 vs. 2013
Retail rate increase (Wisconsin)	$6
Estimated impact of weather	5
Interchange Agreement billings with NSP-Minnesota	5
Fuel and purchased power cost recovery	3
Other, net	1
Total increase in electric revenues	$20

Electric Margin

(Millions of Dollars)	2014 vs. 2013
Retail rate increase (Wisconsin)	$6
Estimated impact of weather	5
Interchange Agreement billings with NSP-Minnesota	(7)
Timing of fuel recovery	(2)
Other, net	3
Total increase in electric margin	$5

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2014	2013
Natural gas revenues	$74	$50
Cost of natural gas sold and transported	(51)	(31)
Natural gas margin	$23	$19

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2014 vs. 2013
Purchased natural gas adjustment clause recovery	$21
Estimated impact of weather	3
Total increase in natural gas revenues	$24

Natural Gas Margin

(Millions of Dollars)	2014 vs. 2013
Estimated impact of weather	$3
Other, net	1
Total increase in natural gas margin	$4

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $2.6 million, or 6.1 percent, for the three months ended March 31, 2014 compared with the same period in 2013. The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2014 vs. 2013
Insurance costs	$1
Interchange Agreement costs with NSP-Minnesota	1
Other, net	1
Total increase in O&M expenses	$3

Income Taxes — Income tax expense increased $1.6 million for the first quarter of 2014 compared with the same period in 2013. The increase in income tax expense was primarily due to higher pretax earnings in 2014. This was partially offset by increased permanent plant-related adjustments in 2014. The ETR was 36.5 percent for the first quarter of 2014 compared with 38.5 percent for the same period in 2013. The lower effective tax rate for 2014 was primarily due to increased permanent plant-related adjustments.

Public Utility Regulation

NSP System Resource Plans — In March 2013, the Minnesota Public Utilities Commission (MPUC) approved NSP-Minnesota’s Resource Plan and ordered a competitive acquisition process with the goal of adding approximately 500 megawatt (MW) of generation to the NSP System by 2019.

In September 2013, NSP-Minnesota recommended a self-build, 215 MW natural gas combustion turbine at its Black Dog site and a purchased power agreement (PPA) with either Calpine’s Mankato combined cycle natural gas project or Invenergy’s Cannon Falls combustion turbine natural gas project. In October 2013, the Minnesota Department of Commerce (DOC) recommended the MPUC approve NSP-Minnesota’s proposal.

In December 2013, the Administrative Law Judge (ALJ) recommended the MPUC select a combination of a 100 MW solar proposal by Geronimo Energy, LLC and capacity credits offered by Great River Energy.

At a hearing in March 2014, the MPUC appeared to favor the Geronimo Energy (solar) proposal and instructed NSP-Minnesota to negotiate PPAs. In addition, the MPUC directed NSP-Minnesota to negotiate PPAs with Calpine (combined cycle) and Invenergy (combustion turbine) and develop pricing for the Black Dog site. NSP-Minnesota is awaiting a written order. A MPUC decision is anticipated in late 2014. The next Minnesota resource plan is expected to be filed in January 2015.

In early 2013, NSP-Minnesota also issued a request for proposal (RFP) for wind generation and subsequently sought commission approval for four wind projects.

•	A 200 MW ownership project for the Pleasant Valley wind farm in Minnesota;

•	A 150 MW ownership project for the Border Winds wind farm in North Dakota;

•	A 200 MW PPA with Geronimo Energy, LLC for the Odell wind farm in Minnesota; and

•	A 200 MW PPA with Geronimo Energy, LLC for the Courtenay wind farm in North Dakota.

In October 2013, the MPUC approved the four wind projects. In 2014, the North Dakota Public Service Commission (NDPSC) approved the prudence of the Border Winds project as part of the rate case settlement and determined it will address the Pleasant Valley project at a later date. The feasibility of the Border Winds and Pleasant Valley projects are also dependent on the finalization of estimated transmission costs, which Midcontinent Independent Transmission System Operator, Inc. (MISO) is expected to determine in 2014.

On April 22, 2014, NSP-Minnesota filed a RFP for up to 100 MW’s of solar generation resources. Proposals will be accepted through June 2014. NSP-Minnesota will evaluate bids from that time until mid-August and anticipates filing selected bids with the MPUC in October 2014.

NSP-Wisconsin CapX2020 Certificate of Public Convenience and Necessity (CPCN) — The PSCW issued a CPCN for the Wisconsin portion of the Hampton, Minn. to La Crosse, Wis. project in May 2012. The Wisconsin route is approximately 50 miles of new transmission line with an estimated cost of $211 million. Construction on the Wisconsin terminus of the line, the Briggs Road Substation, began in mid-2013 and construction on the Wisconsin portion of the line is anticipated to begin in mid-2014. The line is expected to go into service in 2015.

NSP-Wisconsin / American Transmission Company, LLC (ATC) - La Crosse, Wis. to Madison, Wis. Transmission Line — In October 2013, NSP-Wisconsin and ATC jointly filed an application with the PSCW for a CPCN for a new 345 kilovolt (KV) transmission line that would extend from La Crosse, Wis. to Madison, Wis. The proposed line, also known as the Badger Coulee line, would run between 159 and 182 miles. Updated information was provided to the PSCW in April 2014 showing an estimated project cost, including allowance for funds used during construction, of between $540 and $580 million, depending upon the route ultimately approved by the PSCW. NSP-Wisconsin’s share of the investment is estimated to be between $190 and $207 million. The cost estimates are based on a projected 2018 in-service year. In December 2011, MISO determined the line to be a multi-value project (MVP) project, and as such, eligible for cost sharing under MISO’s MVP tariff.

In April 2014, the PSCW determined the application was complete and is expected to issue a decision on the CPCN application in the first half of 2015. If approved, NSP-Wisconsin and ATC anticipate beginning construction on the line in mid-2016, with completion by late-2018.

Summary of Recent Federal Regulatory Developments

The Federal Energy Regulatory Commission (FERC) has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of North American Electric Reliability Corporation (NERC) mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2013.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — In 2011, the FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively. In Order 1000, the FERC required utilities to develop tariffs that provide for joint regional transmission planning and cost allocation for all FERC-jurisdictional utilities within a region. In addition, Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation. A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal Right of First Refusal (ROFR) to build certain types of transmission projects in its service area. Various parties appealed Order 1000 final rules to the D.C. Circuit Court of Appeals. NSP-Minnesota and NSP-Wisconsin are participating in the appeals in coordination with other MISO transmission owners and utilities who oppose certain aspects of the rules, including the ROFR prohibition. The date for a Court decision in the appeal is uncertain.

The removal of a federal ROFR would eliminate rights that NSP-Minnesota and NSP-Wisconsin currently have under the MISO tariff to build certain transmission projects within their footprints. Rather, the FERC required that the opportunity to build such projects would extend to competitive transmission developers. Compliance with Order 1000 for NSP-Minnesota and NSP-Wisconsin will occur through changes to the MISO tariff. MISO made its initial compliance filings to incorporate new provisions into its tariffs regarding regional planning and cost allocation.

Transmission-only subsidiaries (TransCo)
Xcel Energy has formed a TransCo that could bid for projects subject to a competitive bidding process in MISO. The MISO Board of Directors accepted a membership application for the TransCo on April 24, 2014.

NSP System
In 2012, Minnesota enacted legislation that preserves ROFR rights for Minnesota utilities at the state level. This legislation is similar to legislation previously passed in North Dakota and South Dakota. Wisconsin has not developed such legislation. The FERC’s initial order on MISO’s compliance filing required MISO to remove proposed tariff provisions that would have recognized state ROFR rights and allowed state regulators to select the developer of a transmission project and Xcel Energy has requested rehearing of this issue. The rehearing request is pending the FERC’s action. The FERC has accepted changes to MISO’s transmission cost allocation procedures that will protect the ROFR for projects needed for system reliability. MISO has proposed that the Order 1000 compliance tariffs be effective in 2015.

MISO Transmission Pricing — The MISO Tariff presently provides for different allocation methods for the costs of new transmission investments depending on whether the project is primarily local or regional in nature. If a project qualifies as a MVP, the costs would be fully allocated to all loads in the MISO region. MVP eligibility is generally obtained for higher voltage (345 KV and higher) projects expected to serve multiple purposes, such as improved reliability, reduced congestion, transmission for renewable energy, and load serving. Certain parties appealed the FERC MVP tariff orders to the U.S. Court of Appeals for the Seventh Circuit (Seventh Circuit). In June 2013, the Seventh Circuit upheld the FERC MVP tariff orders allocating MVP project costs regionally, but remanded the FERC decision to not apply the regional charge to transmission service transactions crossing into the PJM Interconnection, LLC (PJM) Regional Transmission Organization (RTO). U.S. Supreme Court review of the Seventh Circuit decision was requested; in March 2014, the U.S. Supreme Court denied the appeal. Appeals of the regional allocation issue have thus been exhausted. The FERC has not yet taken action on the remand of the PJM allocation issue. The NSP System has certain new transmission facilities for which other customers in MISO contribute to cost recovery. Likewise, the NSP System also pays a share of the costs of projects constructed by other transmission owning entities. The transmission revenues received by the NSP System from MISO, and the transmission charges paid to MISO, associated with projects subject to regional cost allocation could be significant in future periods.

NERC Critical Infrastructure Protection (CIP) Requirements — The FERC has approved version 5 of NERC’s CIP standards. Requirements must be applied to high and medium impact assets by April 1, 2016 and to low impact assets by April 1, 2017. Xcel Energy is currently in the process of evaluating the new requirements and identifying initiatives needed to meet the compliance deadlines. Compliance is anticipated to require activities across the organization, including Business Systems, Transmission, Energy Supply and Security Services.

On March 7, 2014, FERC issued an order directing NERC to develop a new critical infrastructure protection standard related to physical security. The order directs NERC to file this standard for approval with FERC within 90 days. NERC has prepared a draft of the proposed standard for industry review and comment. The NERC Board of Trustees will consider industry input and votes on the standards and submit a final standard to FERC no later than June 5, 2014. Xcel Energy is participating in the standard development process and will submit its comments on the proposal to NERC. Xcel Energy is also in the process of evaluating the potential impact on the company as the standard is being developed.

Southwest Power Pool, Inc. (SPP) and MISO Complaints Regarding RTO Joint Operating Agreement (JOA) — SPP and MISO have a longstanding dispute regarding the interpretation of their JOA, which is intended to coordinate RTO operations along the MISO/SPP system boundary. SPP and MISO disagree over MISO’s authority to transmit power over SPP transmission facilities between the traditional MISO region in the Midwest and the Entergy system. Several cases have been filed with the FERC by MISO and SPP. In March 2014, FERC issued an order setting all of the cases for settlement judge proceedings, or hearings if settlement fails. The Xcel Energy utilities have intervened in the various dockets, arguing that non-firm use by MISO should not be subject to SPP transmission charges. If SPP is successful in charging MISO for use of the SPP system, the NSP System would experience higher costs from MISO, which could be material, but SPS would collect revenues from SPP. The outcome of the JOA disputes, and the potential impact on the NSP System, are uncertain at this time. The settlement judge process began in April 2014.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2014, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2013, which is incorporated herein by reference.

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
101
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

May 5, 2014	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director