Form 10-Q
period 2015-03-31
NORTHERN STATES POWER CO /WI/
filed 2015-05-04
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2015	2014
Operating revenues
Electric	$210,284	$211,097
Natural gas	63,296	73,791
Other	380	254
Total operating revenues	273,960	285,142

Operating expenses
Electric fuel and purchased power, non-affiliates	1,283	8,851
Purchased power, affiliates	111,832	109,571
Cost of natural gas sold and transported	42,438	51,142
Operating and maintenance expenses	42,173	44,231
Conservation program expenses	2,855	2,672
Depreciation and amortization	21,361	19,307
Taxes (other than income taxes)	7,232	6,797
Loss on Monticello life cycle management/extended power uprate project	5,237	—
Total operating expenses	234,411	242,571

Operating income	39,549	42,571

Other income, net	249	124
Allowance for funds used during construction — equity	2,219	1,572

Interest charges and financing costs
Interest charges — includes other financing costs of $402 and $374, respectively	7,756	6,867
Allowance for funds used during construction — debt	(1,070)	(758)
Total interest charges and financing costs	6,686	6,109

Income before income taxes	35,331	38,158
Income taxes	13,064	13,923
Net income	$22,267	$24,235

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2015	2014
Net income	$22,267	$24,235
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $13 and $13, respectively	19	18
Other comprehensive income	19	18
Comprehensive income	$22,286	$24,253

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2015	2014
Operating activities
Net income	$22,267	$24,235
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,682	19,590
Deferred income taxes	8,241	10,069
Amortization of investment tax credits	(132)	(168)
Allowance for equity funds used during construction	(2,219)	(1,572)
Loss on Monticello life cycle management/extended power uprate project	5,237	—
Net derivative losses	554	437
Changes in operating assets and liabilities:
Accounts receivable	(5,496)	(13,722)
Accrued unbilled revenues	10,428	12,194
Inventories	9,830	6,980
Other current assets	11,335	11,145
Accounts payable	(11,851)	12,378
Net regulatory assets and liabilities	(1,404)	(20,462)
Other current liabilities	1,289	2,936
Pension and other employee benefit obligations	(4,915)	(8,007)
Change in other noncurrent assets	(4)	23
Change in other noncurrent liabilities	535	160
Net cash provided by operating activities	65,377	56,216

Investing activities
Utility capital/construction expenditures	(79,926)	(59,699)
Allowance for equity funds used during construction	2,219	1,572
Other, net	(90)	(41)
Net cash used in investing activities	(77,797)	(58,168)

Financing activities
Proceeds from short-term borrowings, net	2,000	11,000
Repayments of long-term debt	(128)	(18)
Capital contributions from parent	25,210	—
Dividends paid to parent	(14,957)	(8,032)
Net cash provided by financing activities	12,125	2,950

Net change in cash and cash equivalents	(295)	998
Cash and cash equivalents at beginning of period	1,285	1,349
Cash and cash equivalents at end of period	$990	$2,347

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(5,791)	$(5,827)
Cash received for income taxes, net	625	5,573
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$14,550	$16,436

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2015	Dec. 31, 2014
Assets
Current assets
Cash and cash equivalents	$990	$1,285
Accounts receivable, net	65,892	60,396
Accrued unbilled revenues	43,139	53,567
Inventories	14,855	24,685
Regulatory assets	12,800	20,036
Prepaid taxes	18,247	28,628
Deferred income taxes	16,472	8,201
Prepayments and other	5,912	6,918
Total current assets	178,307	203,716

Property, plant and equipment, net	1,715,967	1,674,281

Other assets
Regulatory assets	285,328	280,693
Other investments	3,908	3,818
Other	4,649	4,612
Total other assets	293,885	289,123
Total assets	$2,188,159	$2,167,120

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,224	$1,235
Short-term debt	80,000	78,000
Notes payable to affiliates	500	500
Accounts payable	33,602	61,530
Accounts payable to affiliates	21,883	26,524
Dividends payable to parent	13,315	14,957
Regulatory liabilities	14,145	16,940
Environmental liabilities	26,125	29,116
Other	20,734	19,923
Total current liabilities	211,528	248,725

Deferred credits and other liabilities
Deferred income taxes	365,798	348,180
Deferred investment tax credits	8,956	9,089
Regulatory liabilities	135,800	132,674
Environmental liabilities	86,435	78,620
Customer advances	18,449	17,623
Pension and employee benefit obligations	46,352	51,313
Other	15,872	16,151
Total deferred credits and other liabilities	677,662	653,650

Commitments and contingencies
Capitalization
Long-term debt	567,099	567,056
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at March 31, 2015 and Dec. 31, 2014, respectively	93,300	93,300
Additional paid in capital	347,486	322,276
Retained earnings	291,350	282,398
Accumulated other comprehensive loss	(266)	(285)
Total common stockholder’s equity	731,870	697,689
Total liabilities and equity	$2,188,159	$2,167,120

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2015 and Dec. 31, 2014; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2015 and 2014; and its cash flows for the three months ended March 31, 2015 and 2014. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2015 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2014 balance sheet information has been derived from the audited 2014 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2014. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2014, filed with the SEC on Feb. 23, 2014. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2014, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, is effective for interim and annual reporting periods beginning after Dec. 15, 2016. In April 2015, the FASB tentatively decided to defer the effective date by one year, making the guidance effective for interim and annual reporting periods beginning after Dec. 15, 2017. This tentative decision will be exposed for public input in an upcoming proposed ASU with a 30-day comment period. NSP-Wisconsin is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

Consolidation — In February 2015, the FASB issued Amendments to the Consolidation Analysis, Topic 810 (ASU No. 2015-02), which reduces the number of consolidation models and amends certain consolidation principles related to variable interest entities. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15. 2015, and early adoption is permitted. NSP-Wisconsin is currently evaluating the impact of adopting ASU 2015-02 on its consolidated financial statements.

Presentation of Debt Issuance Costs — In April 2015, the FASB issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No. 2015-03), which amends existing guidance to require the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt, instead of an asset. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2015, and early adoption is permitted. Other than the prescribed reclassification of assets to an offset of debt on the consolidated balance sheets, NSP-Wisconsin does not expect the implementation of ASU 2015-03 to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2015	Dec. 31, 2014
Accounts receivable, net (a)
Accounts receivable	$71,265	$66,217
Less allowance for bad debts	(5,373)	(5,821)
	$65,892	$60,396

(Thousands of Dollars)	March 31, 2015	Dec. 31, 2014
Inventories
Materials and supplies	$6,661	$6,494
Fuel	6,958	6,654
Natural gas	1,236	11,537
	$14,855	$24,685

(Thousands of Dollars)	March 31, 2015	Dec. 31, 2014
Property, plant and equipment, net
Electric plant	$2,152,862	$2,061,669
Natural gas plant	257,471	255,465
Common and other property	125,153	125,938
Construction work in progress	194,488	231,413
Total property, plant and equipment	2,729,974	2,674,485
Less accumulated depreciation	(1,014,007)	(1,000,204)
	$1,715,967	$1,674,281

(a)	Accounts receivable, net includes an immaterial amount due from affiliates as of March 31, 2015 and Dec. 31, 2014, respectively.

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in March 2016. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. As of March 31, 2015, the IRS had proposed an adjustment to several federal tax loss carryback claims that would result in $12 million of income tax expense for the 2009 through 2011 claims, the recently filed 2013 claim, and the anticipated claim for 2014. NSP-Wisconsin is not expected to accrue any income tax expense related to this adjustment. As of March 31, 2015, the IRS has begun the appeals process; however, the outcome and timing of a resolution is uncertain.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2015, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2010. As of March 31, 2015, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2015	Dec. 31, 2014
Unrecognized tax benefit — Permanent tax positions	$0.2	$0.1
Unrecognized tax benefit — Temporary tax positions	2.2	2.9
Total unrecognized tax benefit	$2.4	$3.0

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2015	Dec. 31, 2014
NOL and tax credit carryforwards	$(0.6)	$(0.9)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS appeals process progresses and state audits resume. As the IRS examination moves closer to completion, the change in the unrecognized tax benefit is not expected to be material.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at March 31, 2015 and Dec. 31, 2014 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2015 or Dec. 31, 2014.

5.	Rate Matters

Pending Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Nuclear Project Prudence Investigation — In 2013, NSP-Minnesota completed the Monticello life cycle management (LCM)/extended power uprate (EPU) project. The multi-year project extended the life of the facility and increased the capacity from 600 to 671 megawatts (MW). Monticello LCM/EPU project expenditures were approximately $665 million. Total capitalized costs were approximately $748 million, which includes allowance for funds used during construction (AFUDC). In 2008, project expenditures were initially estimated at approximately $320 million, excluding AFUDC.

In 2013, the MPUC initiated an investigation to determine whether the final costs for the Monticello LCM/EPU project were prudent.

On March 6, 2015, the MPUC voted to allow for full recovery, including a return, on approximately $415 million of the total plant costs (inclusive of AFUDC), but only allow recovery of the remaining $333 million of costs with no return on this portion of the investment over the remaining life of the plant. Further, the MPUC determined that only 50 percent of the investment was considered used and useful for 2014.  As a result of these determinations and assuming the other state commissions within the NSP System jurisdictions adopt the MPUC’s decisions, Xcel Energy recorded an estimated pre-tax loss of $129 million in the first quarter of 2015. The remaining book value of the Monticello project represents the present value of the estimated future cash flows allowed for by the MPUC. As NSP-Wisconsin shares in the costs of the Monticello plant through the Interchange Agreement with NSP-Minnesota, the MPUC decision also affects NSP-Wisconsin. NSP-Wisconsin's portion of the $129 million pre-tax loss, recorded in the first quarter of 2015, was approximately $5 million.

Review of the final written order, which is anticipated in the second quarter of 2015, could impact these calculations. NSP-Minnesota will have the ability to file for reconsideration and any changes to the final order could impact NSP-Wisconsin as well.

Pending Regulatory Proceedings — Michigan Public Service Commission (MPSC)

Michigan 2015 Electric Rate Case — In October 2014, NSP-Wisconsin filed a request with the MPSC to increase rates for electric service by $900,000, or 6.1 percent. The filing was based on a 2015 forecast test year, a 10.3 percent return on equity (ROE), an equity ratio of 52.59 percent and a forecasted average rate base of approximately $35.2 million. The primary driver of the requested increase is continuing investment in transmission and distribution infrastructure. The filing also included a request for a $289,000, or 1.9 percent, step increase in 2016, to reflect the expiration in 2016 of certain credits that were used to offset the 2015 rate request. In addition to the MPSC staff, intervenors in the case include the Michigan Attorney General (AG) and the Association of Businesses Advocating Tariff Equity (ABATE), a voluntary association of large industrial businesses.

In March 2015, NSP-Wisconsin reached a multi-year settlement with the MPSC staff and the AG. Under the agreement, NSP-Wisconsin will increase rates by $720,000 annually, or 4.9 percent, in the first year and an additional $289,000 annually, or 2.0 percent, in the second year. Rates will not increase in the third year. The new rates are based on an authorized ROE of 10.1 percent. ABATE did not sign the settlement agreement, but rather filed a statement of non-objection. On March 23, 2015, the MPSC issued an order approving the settlement agreement and authorizing new rates which were effective April 1, 2015.

Pending Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Midcontinent Independent System Operator, Inc. (MISO) ROE Complaint/ROE Adder — In November 2013, a group of customers filed a complaint at the FERC against MISO transmission owners (TOs), including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, a prohibition on capital structures in excess of 50 percent equity, and the removal of ROE adders (including those for regional transmission organization (RTO) membership and being an independent transmission company), effective Nov. 12, 2013.

In June 2014, the FERC issued an order in a different ROE proceeding adopting a new ROE methodology for electric utilities. The new ROE methodology requires electric utilities to use a two-step discounted cash flow analysis to estimate cost of equity that incorporates both short-term and long-term growth projections.

In October 2014, the FERC upheld the determination of the long-term growth rate to be used together with a short-term growth rate in its new ROE methodology. The FERC separately set the ROE complaint against the MISO TOs for settlement and hearing procedures. The FERC directed parties to apply the new ROE methodology, but denied the complaints related to equity capital structures and ROE adders. The FERC established a Nov. 12, 2013 refund effective date. The settlement procedures were unsuccessful. FERC action is pending. In January 2015, the ROE complaint was set for full hearing procedures, with an administrative law judge initial decision to be issued by November 2015 and a FERC order issued no earlier than 2016.

In November 2014, the MISO TOs filed a request for FERC approval of a 50 basis point RTO membership ROE adder, with collection deferred until resolution of the ROE complaint. In January 2015, the FERC approved the ROE adder, subject to the outcome of the ROE complaint. The total ROE, including the RTO membership adder, may not exceed the top of the discounted cash flow range under the new ROE methodology. In 2015, several intervenors sought rehearing of the commission order.

In February 2015, a separate group of customers filed an additional complaint proposing to reduce the MISO region ROE to 8.67 percent , prior to any 50 basis point RTO adder, with a refund effective date of Feb. 12, 2015.  The FERC has to date taken no action on the second complaint.

NSP-Minnesota recorded a current liability representing the current best estimate of a refund obligation associated with the new ROE as of March 31, 2015. The new FERC ROE methodology is estimated to reduce transmission revenue, net of expense, between $7 million and $9 million annually for the NSP System.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5, Notes 10 and 11 to the consolidated financial statements in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	March 31, 2015	Dec. 31, 2014
Guarantees issued and outstanding	$1.0	$1.0
Current exposure under these guarantees	0.1	0.2

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

In October 2012, a settlement among the EPA, the Wisconsin Department of Natural Resources, the Bad River and Red Cliff Bands of the Lake Superior Tribe of Chippewa Indians and NSP-Wisconsin was approved by the U.S. District Court for the Western District of Wisconsin. This settlement resolves claims against NSP-Wisconsin for its alleged responsibility for the remediation of the Phase I Project Area. Under the terms of the settlement, NSP-Wisconsin agreed to perform the remediation of the Phase I Project Area, but does not admit any liability with respect to the Ashland site. Fieldwork to address the Phase I Project Area at the Ashland site began at the end of 2012 and continues. Demolition activities occurred at the Ashland site in 2013. Soil, including excavation and treatment, as well as containment wall remedies were completed in early 2015. A preliminary design for the groundwater remedy was also submitted to the EPA in April 2014 and those activities are expected to commence in 2015. The current cost estimate for the cleanup of the Phase I Project Area is approximately $57 million, of which approximately $33 million has already been spent. The settlement also resolves claims by the federal, state and tribal trustees against NSP-Wisconsin for alleged natural resource damages at the Ashland site, including both the Phase I Project Area and the Sediments.

Negotiations are ongoing between the EPA and NSP-Wisconsin regarding who will pay for or perform the cleanup of the Sediments and what remedy will be implemented at the site to address the Sediments. It is NSP-Wisconsin’s view that the Hybrid Remedy is not safe or feasible to implement. The EPA’s ROD for the Ashland site includes estimates that the cost of the Hybrid Remedy is between $63 million and $77 million, with a potential deviation in such estimated costs of up to 50 percent higher to 30 percent lower. In November 2013, NSP-Wisconsin submitted a revised Wet Dredge pilot study work plan proposal to the EPA. In May 2014, NSP-Wisconsin entered into a final administrative order on consent for the Wet Dredge pilot study with the EPA. In early 2015, the EPA granted an extension of time to perform the pilot in 2016 so that NSP-Wisconsin can first construct a breakwater at the site to serve as a wave attenuator.

In August 2012, NSP-Wisconsin also filed litigation against other PRPs for their share of the cleanup costs for the Ashland site. Trial for this matter commenced on April 27, 2015. Negotiations between the EPA, NSP-Wisconsin and several of the other PRPs regarding the PRPs’ fair share of the cleanup costs for the Ashland site are also ongoing. A final settlement has been reached between NSP-Wisconsin, along with the EPA, and two of the PRPs, Wisconsin Central Ltd. and Soo Line Railroad Co. (collectively, the “Railroad PRPs”) resolving claims relating to the Railroad PRPs’ share of the costs of cleanup at the Ashland site. NSP-Wisconsin also has entered a second private party settlement agreement with LE Myers Co. Under the agreements, the Railroad PRPs will contribute $10.5 million and LE Myers Co. will contribute $5.4 million to the costs of the cleanup at the Ashland site. The agreement for the Railroad PRPs along with LE Myers Co. was approved by the U.S. District Court for the Western District of Wisconsin in 2015. As discussed below, existing Public Service Commission of Wisconsin (PSCW) policy requires that any payments received from PRPs be used to reduce the amount of the cleanup costs ultimately recovered from customers.

At March 31, 2015 and Dec. 31, 2014, NSP-Wisconsin had recorded a liability of $112.4 million and $107.6 million, respectively, for the Ashland site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $26.0 million and $28.9 million, respectively, was considered a current liability. NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change. NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site. Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include the cleanup approach implemented for the Sediments, which party implements the cleanup, the timing of when the cleanup is implemented, potential contributions by other PRPs and whether federal or state funding may be directed to help offset remediation costs at the Ashland site.

NSP-Wisconsin has deferred the estimated site remediation costs, as a regulatory asset, based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers. The PSCW has consistently authorized NSP-Wisconsin rate recovery for all remediation costs incurred at the Ashland site, and has authorized recovery of MGP remediation costs by other Wisconsin utilities. Under the established PSCW policy, external MGP remediation costs are subject to deferral in the Wisconsin retail jurisdiction and are reviewed for prudence as part of the Wisconsin retail rate case process. Any payments received from insurance carriers or PRPs are recorded as a reduction of the regulatory asset. Once deferred MGP remediation costs are determined by the PSCW to be prudent, utilities are allowed to recover those deferred costs in natural gas rates, typically over a four- to six-year amortization period. The PSCW historically has not allowed utilities to recover their carrying costs on unamortized regulatory assets for MGP remediation.

The PSCW reviewed the existing MGP cost recovery policy as it applied to the Ashland site in the context of NSP-Wisconsin's 2013 general rate case. In their final decision, dated Dec. 27, 2012, the PSCW recognized the potential magnitude of the future liability for the cleanup at the Ashland site and granted an exception to its existing policy at the request of NSP-Wisconsin. The elements of this exception include: (1) approval to begin recovery of estimated Phase 1 Project costs beginning on Jan. 1, 2013; (2) approval to amortize these estimated costs over a ten-year period; and (3) approval to apply a three percent carrying cost to the unamortized regulatory asset. In a 2014 rate case decision, the PSCW continued the cost recovery treatment with respect to the 2013 and 2014 cleanup costs for the Phase I Project Area and allowed NSP-Wisconsin to increase its 2014 amortization expense related to the cleanup by an additional $1.1 million to offset the need for a rate decrease for the natural gas utility. Cost recovery will continue at the level set in the 2014 rate case though 2015, but will be re-assessed in NSP-Wisconsin’s next natural gas rate case.

Environmental Requirements

Water and Waste
Coal Ash Regulation — NSP-Wisconsin's operations are subject to federal and state laws that impose requirements for handling, storage, treatment, and disposal of solid waste.  On April 17, 2015, the EPA published a final rule regulating the management and disposal of coal combustion byproducts (coal ash) as a nonhazardous waste.  NSP-Wisconsin has ceased coal combustion at Bay Front Unit 5 and will not have any units subject to coal ash regulation. Due to the Interchange Agreement, NSP-Wisconsin may incur costs related to this rule but does not expect these to have a material impact on the results of operations, financial position or cash flows.

Air
Cross-State Air Pollution Rule (CSAPR) — CSAPR addresses long range transport of particulate matter and ozone by requiring reductions in sulfur dioxide (SO2) and nitrous oxide (NOx) from utilities in the eastern half of the United States, including Wisconsin, using an emissions trading program.

In August 2012, the United States District Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated the EPA must continue administering the Clean Air Interstate Rule pending adoption of a valid replacement. In April 2014, the U.S. Supreme Court reversed and remanded the case to the D.C. Circuit. The Supreme Court held that the EPA’s rule design did not violate the Clean Air Act and that states had received adequate opportunity to develop their own plans. Because the D.C. Circuit overturned the CSAPR on two over-arching issues, there are many other issues the D.C. Circuit did not rule on that will now need to be considered on remand. An opinion is expected late summer 2015. In October 2014, the D.C. Circuit granted the EPA’s request to begin to implement CSAPR by imposing its 2012 compliance obligations starting in January 2015. While the litigation continues, the EPA will administer the CSAPR in 2015.

NSP-Wisconsin can operate within its CSAPR emission allowance allocation for SO2. NSP-Wisconsin anticipates compliance with the CSAPR for NOx in 2015 through operational changes or allowance purchases. CSAPR compliance in 2015 is not expected to have a material impact on the results of operations, financial position or cash flows.

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

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$150	$150
Amount outstanding at period end	80	78
Average amount outstanding	76	46
Maximum amount outstanding	122	101
Weighted average interest rate, computed on a daily basis	0.45%	0.27%
Weighted average interest rate at period end	0.53	0.55

Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2015 and Dec. 31, 2014, there were no letters of credit outstanding.

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

At March 31, 2015, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150	$80	$70

(a)	This credit facility expires in October 2019.

(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2015 and Dec. 31, 2014.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	March 31, 2015	Dec. 31, 2014
Notes payable to affiliates	$0.5	$0.5
Weighted average interest rate at period end	0.53%	0.51%

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

Derivative Instruments Fair Value Measurements

NSP-Wisconsin enters into derivative instruments, including forward contracts, futures, swaps and options for trading purposes and to manage risk in connection with changes in interest rates and utility commodity prices.

Interest Rate Derivatives — NSP-Wisconsin enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period.  These derivative instruments are generally designated as cash flow hedges for accounting purposes.

At March 31, 2015, accumulated other comprehensive loss related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.

The following table details the gross notional amounts of commodity options at March 31, 2015 and Dec. 31, 2014:

(Amounts in Thousands) (a)(b)	March 31, 2015	Dec. 31, 2014
Million British thermal units of natural gas	—	18

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended March 31, 2015 and 2014.

During the three months ended March 31, 2015, changes in the fair value of natural gas commodity derivatives resulted in immaterial net losses recognized as regulatory assets and liabilities. For the three months ended March 31, 2014, changes in the fair value of natural gas commodity derivatives resulted in net gains of $0.8 million, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement gains of $1.0 million and $0.5 million were recognized for the three months ended March 31, 2015 and 2014, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three ended March 31, 2015 and 2014. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

Recurring Fair Value Measurements — There were no recognized recurring fair value measurements at March 31, 2015. The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets measured at fair value on a recurring basis at Dec. 31, 2014:

	Dec. 31, 2014
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$52	$—	$52	$—	$52

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2014.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in prepayments and other assets balance of $6.9 million at Dec. 31, 2014, in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of March 31, 2015 and Dec. 31, 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2015		Dec. 31, 2014
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$568,323	$678,836	$568,291	$670,665

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2015 and Dec. 31, 2014, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2015	2014
Interest income	$297	$204
Other nonoperating income	61	35
Insurance policy expense	(106)	(112)
Other nonoperating expense	(3)	(3)
Other income, net	$249	$124

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric		Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2015
Operating revenues (a)	$210,284		$63,296	$380	$—	$273,960
Intersegment revenues	109		225	—	(334)	—
Total revenues	$210,393		$63,521	$380	$(334)	$273,960
Net income (loss)	$15,514	(b)	$6,781	$(28)	$—	$22,267

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2014
Operating revenues (a)	$211,097	$73,791	$254	$—	$285,142
Intersegment revenues	92	2,917	—	(3,009)	—
Total revenues	$211,189	$76,708	$254	$(3,009)	$285,142
Net income	$15,066	$7,709	$1,460	$—	$24,235

(a)	Operating revenues include $38 million and $31 million of affiliate electric revenue for the three months ended March 31, 2015 and 2014, respectively.

(b)	Includes a net of tax charge related to the Monticello LCM/EPU project. See Note 5.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1,190	$1,132	$7	$9
Interest cost	1,630	1,814	163	198
Expected return on plan assets	(2,371)	(2,411)	(8)	(13)
Amortization of prior service cost (credit)	28	28	(88)	(88)
Amortization of net loss	1,701	1,654	114	167
Net benefit cost recognized for financial reporting	$2,178	$2,217	$188	$273

In January 2015, contributions of $90.0 million were made across four of Xcel Energy’s pension plans, of which $4.9 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2015.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015 and 2014 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Accumulated other comprehensive loss at Jan. 1	$(285)	$(361)
Losses reclassified from net accumulated other comprehensive loss	19	18
Net current period other comprehensive income	19	18
Accumulated other comprehensive loss at March 31	$(266)	$(343)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Losses on cash flow hedges:
Interest rate derivatives	$32	(a)	$31	(a)
Total, pre-tax	32		31
Tax benefit	(13)		(13)
Total amounts reclassified, net of tax	$19		$18

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slowdown in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the Nuclear Regulatory Commission; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee workforce factors; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2014, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Results of Operations

NSP-Wisconsin’s net income was $22.3 million for the three months ended March 31, 2015 compared with $24.2 million for the same period in 2014. The impact of the Monticello LCM/EPU project loss, the unfavorable impact of weather and higher depreciation were partially offset by lower O&M expenses and higher electric margins, primarily due to an electric rate increase. See Note 5 to the consolidated financial statements for further discussion of the Monticello LCM/EPU project loss.

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

	Three Months Ended March 31
(Millions of Dollars)	2015	2014
Electric revenues	$210	$211
Electric fuel and purchased power	(113)	(118)
Electric margin	$97	$93

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2015 vs. 2014
Estimated impact of weather	$(4)
Retail rate increase (Wisconsin)	1
Fuel and purchased power cost recovery	2
Other, net	—
Total decrease in electric revenues	$(1)

Electric Margin

(Millions of Dollars)	2015 vs. 2014
Timing of fuel recovery	$7
Retail rate increase (Wisconsin)	1
Estimated impact of weather	(4)
Other, net	—
Total increase in electric margin	$4
Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2015	2014
Natural gas revenues	$63	$74
Cost of natural gas sold and transported	(42)	(51)
Natural gas margin	$21	$23

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2015 vs. 2014
Purchased natural gas adjustment clause recovery	$(9)
Estimated impact of weather	(2)
Other, net	—
Total decrease in natural gas revenues	$(11)

Natural Gas Margin

(Millions of Dollars)	2015 vs. 2014
Estimated impact of weather	$(2)
Other, net	—
Total decrease in natural gas margin	$(2)

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses decreased $2.1 million, or 4.7 percent, for the three months ended March 31, 2015. The decrease was primarily due to Interchange Agreement billings with NSP-Minnesota related to timing of transmission projects.

AFUDC, Equity and Debt — AFUDC increased $1.0 million for the three months ended March 31, 2015. The increase was primarily due to the expansion of transmission facilities.

Income Taxes — Income tax expense decreased $0.9 million for the three months ended March 31, 2015. The decrease in income tax expense was primarily due to lower pretax earnings in 2015. The ETR was 37.0 percent for the three months ended March 31, 2015 compared with 36.5 percent for the same period in 2014.

Public Utility Regulation

NSP System Resource Plans — In January 2015, NSP-Minnesota filed its 2016-2030 Resource Plan with the MPUC, proposing to achieve a 40 percent reduction in carbon emissions by 2030 from 2005 levels through the significant addition of renewables, continued commitment to specific critical infrastructure protection annual achievements, and the continued operation of its existing cost-effective thermal generation. In March 2015, NSP-Minnesota supplemented the plan to reflect (1) the resource additions that resulted from its Competitive Acquisition Plan (CAP) to meet an identified resource need in the 2018-2020 timeframe, (2) significantly higher than expected response to its Community Solar Gardens program, and (3) additional early Sherco 1 and 2 retirement scenarios. The updated resource plan continues to position NSP-Minnesota to be responsive to future environmental requirements and market trends, builds on the significant investments already made in the NSP System, and acknowledges the divergence in state energy policies within the NSP System. Key points of the resource plan include:

•	Adding 600 MW of wind by 2020 and an additional 1,200 MW by 2027, bringing total wind power on the NSP System to over 3,600 MW;

•
Adding 187 MW of large-scale solar energy by 2016 and an additional 1,700 MW of large-scale solar and 500 MW of customer-driven small-scale solar; bringing total solar power on the NSP System to approximately 2,400 MW;

•	Operating the Monticello and Prairie Island nuclear plants through their current licenses; and

•	Continuing to run Sherco Units 1 and 2 with gradually decreasing reliance through 2030.

The additional CAP resources approved by the MPUC in February 2015 are as follows:

•	Enter into an agreement for 100 MW of distributed solar with Geronimo Energy LLC;

•	Enter into an agreement with Calpine Corporation for a 345 MW expansion at its Mankato Energy Center; and

•	Construct a 215 MW Black Dog Unit 6 combustion turbine.

In February 2015 the MPUC approved the CAP subject to several requests for clarification and/or reconsideration, which are pending with the MPUC.

NSP-Minnesota also proposed use of a collaborative stakeholder process to guide its five-year action plan.  In addition to requesting a planning meeting with the MPUC, it conducted the first in a series of stakeholder workshops in February 2015.

NSP-Wisconsin / American Transmission Company, LLC (ATC) - La Crosse, Wis. to Madison, Wis. Transmission Line — In October 2013, NSP-Wisconsin and ATC jointly filed an application with the PSCW for a CPCN for a new 345 Kilovolt transmission line that would extend from La Crosse, Wis. to Madison, Wis.  NSP-Wisconsin’s half of the line will be shared with three partners, Dairyland Power Cooperative, WPPI Energy and Southern Minnesota Municipal Power Association-Wisconsin.  In 2011, MISO determined the line to be a Multi-Value Project (MVP) project, and as such, eligible for cost sharing under MISO’s MVP tariff.

In April 2015 the PSCW issued its order approving a CPCN and route for the project.  The 180-mile project will cost approximately $580 million. NSP-Wisconsin’s portion of the investment is estimated to be approximately $207 million. NSP-Wisconsin and ATC anticipate beginning construction on the line in mid-2016, with completion by late 2018.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2014. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In October 2014, the FERC upheld the determination of the long-term growth rate to be used in its new ROE methodology. In March 2015, the FERC issued an order on rehearing upholding use of the new ROE methodology.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2015, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2014, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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
101
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

May 4, 2015	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ TERESA S. MADDEN
Teresa S. Madden
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)