Form 10-Q
period 2015-06-30
NORTHERN STATES POWER CO /WI/
filed 2015-08-03
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 3, 2015
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Operating revenues
Electric	$199,621	$198,277	$409,905	$409,374
Natural gas	16,889	29,539	80,185	103,330
Other	303	298	683	552
Total operating revenues	216,813	228,114	490,773	513,256

Operating expenses
Electric fuel and purchased power, non-affiliates	1,159	2,684	2,442	9,180
Purchased power, affiliates	104,413	104,532	216,245	216,458
Cost of natural gas sold and transported	8,120	19,194	50,558	70,336
Operating and maintenance expenses	45,661	48,433	87,834	92,664
Conservation program expenses	2,989	3,015	5,844	5,687
Depreciation and amortization	22,528	19,874	43,889	39,181
Taxes (other than income taxes)	6,874	6,652	14,106	13,449
Loss on Monticello life cycle management/extended power uprate project	—	—	5,237	—
Total operating expenses	191,744	204,384	426,155	446,955

Operating income	25,069	23,730	64,618	66,301

Other income, net	35	(70)	284	54
Allowance for funds used during construction — equity	1,778	1,767	3,997	3,339

Interest charges and financing costs
Interest charges — includes other financing costs of $410, $377, $812 and $751, respectively	7,771	6,968	15,527	13,835
Allowance for funds used during construction — debt	(864)	(850)	(1,934)	(1,608)
Total interest charges and financing costs	6,907	6,118	13,593	12,227

Income before income taxes	19,975	19,309	55,306	57,467
Income taxes	7,463	7,287	20,527	21,210
Net income	$12,512	$12,022	$34,779	$36,257

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income	$12,512	$12,022	$34,779	$36,257
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $12 and $25 for each of the three and six months ended June 30, 2015 and 2014, respectively	19	19	38	37
Other comprehensive income	19	19	38	37
Comprehensive income	$12,531	$12,041	$34,817	$36,294

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2015	2014
Operating activities
Net income	$34,779	$36,257
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	44,539	39,754
Deferred income taxes	20,219	16,877
Amortization of investment tax credits	(264)	(337)
Allowance for equity funds used during construction	(3,997)	(3,339)
Loss on Monticello life cycle management/extended power uprate project	5,237	—
Net derivative losses	586	108
Changes in operating assets and liabilities:
Accounts receivable	7,107	2,105
Accrued unbilled revenues	13,636	10,460
Inventories	7,696	2,672
Other current assets	6,876	3,680
Accounts payable	8,058	(3,981)
Net regulatory assets and liabilities	(2,182)	(23,547)
Other current liabilities	3,222	(22)
Pension and other employee benefit obligations	(4,403)	(7,378)
Change in other noncurrent assets	(8)	101
Change in other noncurrent liabilities	412	872
Net cash provided by operating activities	141,513	74,282

Investing activities
Utility capital/construction expenditures	(150,443)	(124,624)
Allowance for equity funds used during construction	3,997	3,339
Other, net	(37)	8
Net cash used in investing activities	(146,483)	(121,277)

Financing activities
Proceeds from short-term borrowings, net	(78,000)	(57,000)
Proceeds from notes payable to affiliate	—	30
Proceeds from issuance of long-term debt	98,375	98,926
Repayments of long-term debt	(25)	(36)
Capital contributions from parent	29,638	20,479
Dividends paid to parent	(28,272)	(16,089)
Net cash provided by financing activities	21,716	46,310

Net change in cash and cash equivalents	16,746	(685)
Cash and cash equivalents at beginning of period	1,285	1,349
Cash and cash equivalents at end of period	$18,031	$664

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(13,001)	$(11,516)
Cash received (paid) for income taxes, net	6,993	(359)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$13	$16,844

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2015	Dec. 31, 2014
Assets
Current assets
Cash and cash equivalents	$18,031	$1,285
Accounts receivable, net	53,289	60,396
Accrued unbilled revenues	39,931	53,567
Inventories	16,989	24,685
Regulatory assets	12,919	20,036
Prepaid taxes	24,653	28,628
Deferred income taxes	14,671	8,201
Prepayments and other	3,966	6,918
Total current assets	184,449	203,716

Property, plant and equipment, net	1,752,403	1,674,281

Other assets
Regulatory assets	277,021	280,693
Other investments	3,855	3,818
Other	5,248	4,612
Total other assets	286,124	289,123
Total assets	$2,222,976	$2,167,120

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,210	$1,235
Short-term debt	—	78,000
Notes payable to affiliates	500	500
Accounts payable	32,597	61,530
Accounts payable to affiliates	28,260	26,524
Dividends payable to parent	11,993	14,957
Regulatory liabilities	9,561	16,940
Environmental liabilities	23,429	29,116
Other	22,170	19,923
Total current liabilities	129,720	248,725

Deferred credits and other liabilities
Deferred income taxes	376,867	348,180
Deferred investment tax credits	8,824	9,089
Regulatory liabilities	138,054	132,674
Environmental liabilities	85,281	78,620
Customer advances	18,213	17,623
Pension and employee benefit obligations	46,864	51,313
Other	16,004	16,151
Total deferred credits and other liabilities	690,107	653,650

Commitments and contingencies
Capitalization
Long-term debt	666,313	567,056
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at June 30, 2015 and Dec. 31, 2014, respectively	93,300	93,300
Additional paid in capital	351,914	322,276
Retained earnings	291,869	282,398
Accumulated other comprehensive loss	(247)	(285)
Total common stockholder’s equity	736,836	697,689
Total liabilities and equity	$2,222,976	$2,167,120

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2015 and Dec. 31, 2014; the results of its operations, including the components of net income and comprehensive income, for the three months and six months ended June 30, 2015 and 2014; and its cash flows for the six months ended June 30, 2015 and 2014. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2015 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2014 balance sheet information has been derived from the audited 2014 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2014. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2014, filed with the SEC on Feb. 23, 2014. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2014, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The new guidance also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. As a result of the FASB’s deferral of the standard’s required implementation date in July 2015, the guidance is effective for interim and annual reporting periods beginning after Dec. 15, 2017. NSP-Wisconsin is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

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

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (Accounting Standards Update (ASU) No. 2015-07), which removes the requirement to categorize within the fair value hierarchy the fair values for investments measured using a net asset value methodology. This guidance will be effective on a retrospective basis for interim and annual reporting periods beginning after Dec. 15, 2015, and early adoption is permitted. Other than the reduced disclosure requirements, NSP-Wisconsin does not expect the implementation of ASU 2015-07 to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2015	Dec. 31, 2014
Accounts receivable, net (a)
Accounts receivable	$57,894	$66,217
Less allowance for bad debts	(4,605)	(5,821)
	$53,289	$60,396

(Thousands of Dollars)	June 30, 2015	Dec. 31, 2014
Inventories
Materials and supplies	$6,914	$6,494
Fuel	6,753	6,654
Natural gas	3,322	11,537
	$16,989	$24,685

(Thousands of Dollars)	June 30, 2015	Dec. 31, 2014
Property, plant and equipment, net
Electric plant	$2,178,038	$2,061,669
Natural gas plant	259,820	255,465
Common and other property	125,424	125,938
Construction work in progress	218,777	231,413
Total property, plant and equipment	2,782,059	2,674,485
Less accumulated depreciation	(1,029,656)	(1,000,204)
	$1,752,403	$1,674,281

(a)	Accounts receivable, net includes an immaterial amount due from affiliates as of June 30, 2015 and Dec. 31, 2014, respectively.

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in March 2016. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. As of June 30, 2015, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $12 million of income tax expense for the 2009 through 2011 claims, the recently filed 2013 claim, and the anticipated claim for 2014. NSP-Wisconsin is not expected to accrue any income tax expense related to this adjustment. As of June 30, 2015, the IRS has begun the appeals process; however, the outcome and timing of a resolution is uncertain.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2015, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2010. As of June 30, 2015, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2015	Dec. 31, 2014
Unrecognized tax benefit — Permanent tax positions	$0.2	$0.1
Unrecognized tax benefit — Temporary tax positions	2.4	2.9
Total unrecognized tax benefit	$2.6	$3.0

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2015	Dec. 31, 2014
NOL and tax credit carryforwards	$(0.7)	$(0.9)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS appeals process progresses and state audits resume. As the IRS appeals process moves closer to completion, the change in the unrecognized tax benefit is not expected to be material.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2015 and Dec. 31, 2014 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2015 or Dec. 31, 2014.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 and in Note 5 to NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

Wisconsin 2016 Electric and Gas Rate Case — On May 29, 2015, NSP-Wisconsin filed a request with the PSCW to increase rates for electric and natural gas service effective Jan. 1, 2016. NSP-Wisconsin requested an overall increase in annual electric rates of $27.4 million, or 3.9 percent, and an increase in natural gas rates of $5.9 million, or 5.0 percent.

The rate filing is based on a 2016 forecast test year, a return on equity (ROE) of 10.2 percent, an equity ratio of 52.5 percent and a forecasted average net investment rate base of approximately $1.2 billion for the electric utility and $111.2 million for the natural gas utility.

Key dates in the procedural schedule are as follows:

•	Staff and Intervenor Direct Testimony — Oct. 1, 2015;

•	Rebuttal Testimony — Oct. 19, 2015;

•	Sur-Rebuttal Testimony — Oct. 27, 2015;

•	Technical Hearing — Oct. 29, 2015;

•	Initial Brief — Nov. 12, 2015;

•	Reply Brief — Nov. 19, 2015; and

•	A PSCW decision is anticipated in December 2015.

Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

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

In March 2015, the MPUC voted to allow for full recovery, including a return, on approximately $415 million of the total plant costs (inclusive of AFUDC), but only allow recovery of the remaining $333 million of costs with no return on this portion of the investment over the remaining life of the plant. Further, the MPUC determined that only 50 percent of the investment was considered used and useful for 2014.  As a result of these determinations and assuming the other state commissions within the NSP System jurisdictions adopt the MPUC’s decisions, Xcel Energy recorded an estimated pre-tax loss of $129 million in the first quarter of 2015. The remaining book value of the Monticello project represents the present value of the estimated future cash flows allowed for by the MPUC. As NSP-Wisconsin shares in the costs of the Monticello plant through the Interchange Agreement with NSP-Minnesota, the MPUC decision also affects NSP-Wisconsin. NSP-Wisconsin’s portion of the $129 million pre-tax loss, recorded in the first quarter of 2015, was approximately $5 million.

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

In June 2014, the FERC issued an order adopting a new ROE methodology, which requires electric utilities to use a two-step discounted cash flow analysis that incorporates both short-term and long-term growth projections to estimate the cost of equity.

The FERC set the ROE complaint against the MISO TOs for settlement and hearing procedures. The FERC directed parties to apply the new ROE methodology, but denied the complaints related to equity capital structures and ROE adders. The FERC established a Nov. 12, 2013 refund effective date. The settlement procedures were unsuccessful. In January 2015, the ROE complaint was set for full hearing procedures.

The complainants and intervenors filed testimony recommending an ROE between 8.67 percent and 9.54 percent. The FERC staff recommended an ROE of 8.68 percent. The MISO TOs recommended an ROE not less than 10.8 percent. A hearing is scheduled for August 2015, with an administrative law judge (ALJ) initial decision to be issued by November 2015 and a FERC order issued no earlier than 2016.

In November 2014, certain MISO TOs filed a request for FERC approval of a 50 basis point RTO membership ROE adder, with collection deferred until resolution of the ROE complaint. In January 2015, the FERC approved the ROE adder, subject to the outcome of the ROE complaint. The total ROE, including the RTO membership adder, may not exceed the top of the discounted cash flow range under the new ROE methodology.

In February 2015, an intervenor in the November 2013 ROE complaint filed a second complaint proposing to reduce the MISO region ROE to 8.67 percent, prior to any 50 basis point RTO adder. In June 2015, the FERC set the second ROE complaint for a hearing process, establishing a Feb. 12, 2015 refund effective date. An ALJ initial decision is expected in June 2016 with a FERC decision in late 2016 or in 2017. The FERC decision would continue the ROE refund obligation initiated under the November 2013 complaint through May 2016. On July 20, 2015, the MISO TOs sought rehearing of the FERC decision to allow back-to-back complaints involving the same issue with consecutive refund periods, arguing this ruling is contrary to the governing statute. FERC action on the rehearing request is pending.

NSP-Minnesota recorded a current liability representing the current best estimate of a refund obligation associated with the new ROE as of June 30, 2015. The new FERC ROE methodology is estimated to reduce transmission revenue, net of expense, between $7 million and $9 million annually for the NSP System.

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	June 30, 2015	Dec. 31, 2014
Guarantees issued and outstanding	$1.0	$1.0
Current exposure under these guarantees	0.1	0.2

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

In October 2012, a settlement among the EPA, the Wisconsin Department of Natural Resources, the Bad River and Red Cliff Bands of the Lake Superior Tribe of Chippewa Indians and NSP-Wisconsin was approved by the U.S. District Court for the Western District of Wisconsin. This settlement resolves claims against NSP-Wisconsin for its alleged responsibility for the remediation of the Phase I Project Area. Under the terms of the settlement, NSP-Wisconsin agreed to perform the remediation of the Phase I Project Area, but does not admit any liability with respect to the Ashland site. Fieldwork to address the Phase I Project Area at the Ashland site began at the end of 2012 and continues. Demolition activities occurred at the Ashland site in 2013. Soil, including excavation and treatment, as well as containment wall remedies were completed in early 2015. A preliminary design for the groundwater remedy was also submitted to the EPA in April 2014 and preliminary activities, including the installation of ground wells, have commenced at the site. Construction on the groundwater treatment plant is anticipated to commence in fall 2015. The current cost estimate for the cleanup of the Phase I Project Area is approximately $57 million, of which approximately $35 million has already been spent. The settlement also resolves claims by the federal, state and tribal trustees against NSP-Wisconsin for alleged natural resource damages at the Ashland site, including both the Phase I Project Area and the Sediments.

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

In August 2012, NSP-Wisconsin also filed litigation against other PRPs for their share of the cleanup costs for the Ashland site. Trial for this matter took place in May 2015. A judicial decision is expected in the third quarter of 2015. A final settlement has been reached between NSP-Wisconsin, along with the EPA, and two of the PRPs, Wisconsin Central Ltd. and Soo Line Railroad Co. (collectively, the “Railroad PRPs”) resolving claims relating to the Railroad PRPs’ share of the costs of cleanup at the Ashland site. NSP-Wisconsin also has entered a second private party settlement agreement with LE Myers Co. Under the agreements, the Railroad PRPs contributed $10.5 million and LE Myers Co. contributed $5.4 million to the costs of the cleanup at the Ashland site. The agreements for the Railroad PRPs and LE Myers Co. were approved by the U.S. District Court for the Western District of Wisconsin in 2015 and payment has been received. As discussed below, existing PSCW policy requires that any payments received from PRPs be used to reduce the amount of the cleanup costs ultimately recovered from customers. Two additional PRPs remain in the case.

At June 30, 2015 and Dec. 31, 2014, NSP-Wisconsin had recorded a liability of $108.5 million and $107.6 million, respectively, for the Ashland site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $23.2 million and $28.9 million, respectively, was considered a current liability. NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change. NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site. Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include the cleanup approach implemented for the Sediments, which party implements the cleanup, the timing of when the cleanup is implemented, potential contributions by other PRPs and whether federal or state funding may be directed to help offset remediation costs at the Ashland site.

NSP-Wisconsin has deferred the estimated site remediation costs, as a regulatory asset, based on an expectation that the PSCW will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers. The PSCW has consistently authorized NSP-Wisconsin rate recovery for all remediation costs incurred at the Ashland site, and has authorized recovery of MGP remediation costs by other Wisconsin utilities. Under the established PSCW policy, once deferred MGP remediation costs are determined by the PSCW to be prudent, utilities are allowed to recover those deferred costs in natural gas rates, typically over a four- to six-year amortization period. The PSCW historically has not allowed utilities to recover their carrying costs on unamortized regulatory assets for MGP remediation.

The PSCW reviewed the existing MGP cost recovery policy as it applied to the Ashland site in the context of NSP-Wisconsin’s 2013 general rate case. In December 2012, the PSCW recognized the potential magnitude of the future liability for the cleanup at the Ashland site and granted an exception to its existing policy at the request of NSP-Wisconsin. The elements of this exception include: (1) approval to begin recovery of estimated Phase 1 Project costs beginning on Jan. 1, 2013; (2) approval to amortize these estimated costs over a ten-year period; and (3) approval to apply a three percent carrying cost to the unamortized regulatory asset. In a 2014 rate case decision, the PSCW continued the cost recovery treatment with respect to the 2013 and 2014 cleanup costs for the Phase I Project Area and allowed NSP-Wisconsin to increase its 2014 amortization expense related to the cleanup by an additional $1.1 million to offset the need for a rate decrease for the natural gas utility. Cost recovery will continue at the level set in the 2014 rate case though 2015.  In May 2015, NSP-Wisconsin filed its 2016 rate case, in which it requested an increase to the annual recovery for MGP clean-up costs from $4.7 million to $7.6 million. A decision is anticipated in late 2015.

Environmental Requirements

Water
Federal Clean Water Act (CWA) Waters of the United States Rule — In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The expansion of the term “Waters of the U.S.” will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. The rule will go into effect beginning in August 2015. NSP-Wisconsin does not anticipate the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows.

Air
Cross-State Air Pollution Rule (CSAPR) — CSAPR addresses long range transport of particulate matter and ozone by requiring reductions in sulfur dioxide (SO2) and nitrous oxide (NOx) from utilities in the eastern half of the United States, including Wisconsin, using an emissions trading program.

In August 2012, the United States District Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated the EPA must continue administering the Clean Air Interstate Rule pending adoption of a valid replacement. In April 2014, the U.S. Supreme Court reversed and remanded the case to the D.C. Circuit. The Supreme Court held that the EPA’s rule design did not violate the Clean Air Act and that states had received adequate opportunity to develop their own plans. Because the D.C. Circuit overturned the CSAPR on two over-arching issues, there are many other issues the D.C. Circuit did not rule on that were considered on remand. In July 2015, the D.C. Circuit issued an opinion which found the reduction budgets exceed what is necessary for Texas to reduce its impact on downwind states that do not meet ambient air quality standards. The D.C. Circuit remanded the matter to the EPA to reconsider the emission budgets. While the EPA reconsiders emission budgets, the D.C. Circuit left CSAPR in effect.

In October 2014, the D.C. Circuit granted the EPA’s request to begin to implement CSAPR by imposing its 2012 compliance obligations starting in January 2015. While the litigation continues, the EPA is administering the CSAPR in 2015.

NSP-Wisconsin can operate within its CSAPR emission allowance allocation for SO2. NSP-Wisconsin is complying with the CSAPR for NOx in 2015 through operational changes or allowance purchases. CSAPR compliance in 2015 is not having a material impact on the results of operations, financial position or cash flows.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012. The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date. In 2014, the U.S. Supreme Court decided to review the D.C. Circuit’s decision that upheld the MATS standard. By April 2015, the MATS compliance deadline, NSP-Wisconsin had met the EGU MATS rule by ending use of coal at Bay Front Unit 5. On June 29, 2015, the U.S. Supreme Court found that the EPA acted unreasonably by not considering the cost to regulate mercury and other hazardous air pollutants. The D.C. Circuit, on remand, will decide whether to leave MATS in effect while the EPA considers such costs in making a new determination. NSP-Wisconsin believes EGU MATS costs will be recoverable through regulatory mechanisms and does not anticipate a material impact on the results of operations, financial position or cash flows.

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

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$150	$150
Amount outstanding at period end	—	78
Average amount outstanding	74	46
Maximum amount outstanding	92	101
Weighted average interest rate, computed on a daily basis	0.43%	0.27%
Weighted average interest rate at period end	N/A	0.55

Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2015 and Dec. 31, 2014, there were no letters of credit outstanding.

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

At June 30, 2015, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150	$—	$150

(a)	This credit facility expires in October 2019.

(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at June 30, 2015 and Dec. 31, 2014.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	June 30, 2015	Dec. 31, 2014
Notes payable to affiliates	$0.5	$0.5
Weighted average interest rate at period end	0.56%	0.51%

Long-Term Borrowings

In June, NSP-Wisconsin issued $100 million of 3.3 percent first mortgage bonds due June 15, 2024.

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

At June 30, 2015, accumulated other comprehensive loss related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.

The following table details the gross notional amounts of commodity options at June 30, 2015 and Dec. 31, 2014:

(Amounts in Thousands) (a)(b)	June 30, 2015	Dec. 31, 2014
Million British thermal units of natural gas	1,223	18

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended June 30, 2015 and 2014, and $0.1 million of net losses reclassified from accumulated other comprehensive loss into earnings during the six months ended June 30, 2015 and 2014.

During the three months and six months ended June 30, 2015, changes in the fair value of natural gas commodity derivatives resulted in immaterial net losses recognized as regulatory assets and liabilities. For the three and six months ended June 30, 2014, changes in the fair value of natural gas commodity derivatives resulted in immaterial net losses and net gains of $0.7 million, respectively, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement gains of $1.0 million and $0.5 million were recognized for the six months ended June 30, 2015 and 2014, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate. There were immaterial natural gas commodity derivatives settlement losses recognized during the three months ended June 30, 2015 and 2014, respectively.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2015 and 2014. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

Recurring Fair Value Measurements — The following tables present for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$3	$—	$3	$(3)	$—
Total current derivative assets	$—	$3	$—	$3	$(3)	$—
Current derivative liabilities
Natural gas commodity	$—	$48	$—	$48	$(3)	$45
Total current derivative liabilities	$—	$48	$—	$48	$(3)	$45

	Dec. 31, 2014
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$52	$—	$52	$—	$52

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

(b)	Included in other current liabilities balance of $22.2 million at June 30, 2015 and prepayments and other assets balance of $6.9 million at Dec. 31, 2014, in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of June 30, 2015 and Dec. 31, 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2015		Dec. 31, 2014
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$667,523	$730,460	$568,291	$670,665

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2015 and Dec. 31, 2014, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2015	2014	2015	2014
Interest (expense) income	$(9)	$12	$288	$216
Other nonoperating income	69	44	130	79
Insurance policy expense	(23)	(124)	(129)	(236)
Other nonoperating expense	(2)	(2)	(5)	(5)
Other income (expense), net	$35	$(70)	$284	$54

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2015
Operating revenues (a)	$199,621	$16,889	$303	$—	$216,813
Intersegment revenues	98	73	—	(171)	—
Total revenues	$199,719	$16,962	$303	$(171)	$216,813
Net income (loss)	$13,787	$(1,074)	$(201)	$—	$12,512

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2014
Operating revenues (a)	$198,277	$29,539	$298	$—	$228,114
Intersegment revenues	123	849	—	(972)	—
Total revenues	$198,400	$30,388	$298	$(972)	$228,114
Net income (loss)	$11,799	$(141)	$364	$—	$12,022

(a)	Operating revenues include $33 million of affiliate electric revenue for the three months ended June 30, 2015 and 2014.

(Thousands of Dollars)	Regulated Electric		Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2015
Operating revenues (a)	$409,905		$80,185	$683	$—	$490,773
Intersegment revenues	207		298	—	(505)	—
Total revenues	$410,112		$80,483	$683	$(505)	$490,773
Net income (loss)	$29,301	(b)	$5,707	$(229)	$—	$34,779

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2014
Operating revenues (a)	$409,374	$103,330	$552	$—	$513,256
Intersegment revenues	215	3,766	—	(3,981)	—
Total revenues	$409,589	$107,096	$552	$(3,981)	$513,256
Net income	$26,865	$7,568	$1,824	$—	$36,257

(a)	Operating revenues include $78 million and $63 million of affiliate electric revenue for the six months ended June 30, 2015 and 2014, respectively.

(b)	Includes a net of tax charge related to the Monticello LCM/EPU project. See Note 5.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1,190	$1,132	$7	$8
Interest cost	1,630	1,814	163	197
Expected return on plan assets	(2,371)	(2,410)	(7)	(13)
Amortization of prior service cost (credit)	28	28	(88)	(87)
Amortization of net loss	1,701	1,654	114	166
Net benefit cost recognized for financial reporting	$2,178	$2,218	$189	$271

	Six Months Ended June 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,380	$2,264	$14	$17
Interest cost	3,260	3,628	326	395
Expected return on plan assets	(4,742)	(4,821)	(15)	(26)
Amortization of prior service cost (credit)	56	56	(176)	(175)
Amortization of net loss	3,402	3,308	228	333
Net benefit cost recognized for financial reporting	$4,356	$4,435	$377	$544

In January 2015, contributions of $90.0 million were made across four of Xcel Energy’s pension plans, of which $4.9 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2015.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2015 and 2014 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Accumulated other comprehensive loss at April 1	$(266)	$(343)
Losses reclassified from net accumulated other comprehensive loss	19	19
Net current period other comprehensive income	19	19
Accumulated other comprehensive loss at June 30	$(247)	$(324)

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Accumulated other comprehensive loss at Jan. 1	$(285)	$(361)
Losses reclassified from net accumulated other comprehensive loss	38	37
Net current period other comprehensive income	38	37
Accumulated other comprehensive loss at June 30	$(247)	$(324)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
Losses on cash flow hedges:
Interest rate derivatives	$31	(a)	$31	(a)
Total, pre-tax	31		31
Tax benefit	(12)		(12)
Total amounts reclassified, net of tax	$19		$19

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Losses on cash flow hedges:
Interest rate derivatives	$63	(a)	$62	(a)
Total, pre-tax	63		62
Tax benefit	(25)		(25)
Total amounts reclassified, net of tax	$38		$37

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slowdown in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the Nuclear Regulatory Commission; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; and the other risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including Risk Factors in Item 1A and Exhibit 99.01 of NSP-Wisconsin’s Form 10-K for the year ended Dec. 31, 2014, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

Results of Operations

NSP-Wisconsin’s net income was $34.8 million for the six months ended June 30, 2015 compared with $36.3 million for the same period in 2014. The impact of the Monticello LCM/EPU project loss, the unfavorable impact of weather and higher depreciation were partially offset by lower O&M expenses and higher electric margins, primarily due to electric rate increases. See Note 5 to the consolidated financial statements for further discussion of the Monticello LCM/EPU project loss.

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

	Six Months Ended June 30
(Millions of Dollars)	2015	2014
Electric revenues	$410	$409
Electric fuel and purchased power	(219)	(226)
Electric margin	$191	$183

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended
June 30:

Electric Revenues

(Millions of Dollars)	2015 vs. 2014
Fuel and purchased power cost recovery	$3
Interchange agreement billings with NSP-Minnesota	3
Retail rate increases (Wisconsin and Michigan)	2
Estimated impact of weather	(7)
Retail sales decline, excluding weather impact	(2)
Other, net	2
Total increase in electric revenues	$1

Electric Margin

(Millions of Dollars)	2015 vs. 2014
Fuel cost recovery	$9
Interchange agreement billings with NSP-Minnesota	5
Retail rate increases (Wisconsin and Michigan)	2
Estimated impact of weather	(7)
Retail sales decline, excluding weather impact	(2)
Other, net	1
Total increase in electric margin	$8

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2015	2014
Natural gas revenues	$80	$103
Cost of natural gas sold and transported	(51)	(70)
Natural gas margin	$29	$33

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2015 vs. 2014
Purchased natural gas adjustment clause recovery	$(20)
Estimated impact of weather	(4)
Other, net	1
Total decrease in natural gas revenues	$(23)

Natural Gas Margin

(Millions of Dollars)	2015 vs. 2014
Estimated impact of weather	$(4)
Other, net	—
Total decrease in natural gas margin	$(4)

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses decreased $4.8 million, or 5.2 percent, for the six months ended June 30, 2015. The decrease was primarily due to Interchange Agreement billings with NSP-Minnesota related to timing of transmission projects.

(Millions of Dollars)	2015 vs. 2014
Interchange agreement billings with NSP-Minnesota	$(6)
Electric and gas distribution expenses	1
Total increase in O&M expenses	$(5)

Depreciation and Amortization — Depreciation and amortization increased $4.7 million or 12.0 percent for the six months ended June 30, 2015. The increase was primarily attributed to normal system expansion.

Income Taxes — Income tax expense decreased $0.7 million for the six months ended June 30, 2015. The decrease in income tax expense was primarily due to lower pretax earnings in 2015. The ETR was 37.1 percent for the six months ended June 30, 2015 compared with 36.9 percent for the same period in 2014.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1. of NSP-Wisconsin's Annual Report on Form 10-K for the year ended Dec. 31, 2014, and Public Utility Regulation included in Item 2. of NSP-Wisconsin's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, appropriately represent, in all material respects. the current status of public utility regulation, and are incorporated herein by reference.

NSP System Resource Plans — In January 2015, NSP-Minnesota filed its 2016-2030 Resource Plan with the MPUC, proposing to achieve a 40 percent reduction in carbon emissions by 2030 from 2005 levels through the significant addition of renewables, continued commitment to specific critical infrastructure protection annual achievements and the continued operation of its existing cost-effective thermal generation. In March 2015, NSP-Minnesota supplemented the plan to reflect (1) the resource additions that resulted from its Competitive Acquisition Plan (CAP) to meet an identified resource need in the 2018-2020 timeframe, (2) significantly higher than expected response to its Community Solar Gardens program, and (3) additional early Sherco 1 and 2 retirement scenarios. The updated resource plan continues to position NSP-Minnesota to be responsive to future environmental requirements and market trends, builds on the significant investments already made in the NSP System and acknowledges the divergence in state energy policies within the NSP System. Key points of the resource plan include:

•	Adding 600 MW of non-production tax credit wind by 2020 and an additional 1,200 MW by 2027, bringing total wind power on the NSP System to over 3,600 MW;

•
Adding 187 MW of large-scale solar energy by year-end 2016 and an additional 1,700 MW of large-scale solar and 500 MW of customer-driven small-scale solar; bringing total solar power on the NSP System to approximately 2,400 MW;

•	Operating the Monticello and Prairie Island nuclear plants through their current licenses; and

•	Continuing to run Sherco Units 1 and 2 with gradually decreasing reliance through 2030.

NSP-Minnesota continues to execute on several aspects of the additional CAP resources approved by the MPUC in February 2015, including:

•	Executed an agreement for 100 MW of distributed solar with Geronimo Energy LLC;

•	Executed an agreement with Calpine Corporation for a 345 MW expansion at its Mankato Energy Center; and

•	Initiated pre-construction tasks needed to construct a 215 MW Black Dog Unit 6 combustion turbine at the existing generation site.

Since the filing of the resource plan, NSP-Minnesota has completed several stakeholder workshops that provided information on the Plan and March supplement as well as other key topics of interest to stakeholders. This effort is intended to both focus and reduce formal information requests regarding the resource plan. In July, the Department of Commerce filed comments on the Plan recommending that one of the Sherco units be retired in 2025, or alternatively, as early as 2020. A coalition of environmental intervenors filed comments recommending that Sherco Unit 1 close in 2021 and Unit 2 close in 2024. The current schedule calls for NSP-Minnesota to file reply comments on Sept. 2, 2015.

NSP-Wisconsin / American Transmission Company, LLC (ATC) - La Crosse, Wis. to Madison, Wis. Transmission Line — In October 2013, NSP-Wisconsin and ATC jointly filed an application with the PSCW for a Certificate of Public Convenience and Necessity (CPCN) for a new 345 Kilovolt transmission line that would extend from La Crosse, Wis. to Madison, Wis.  NSP-Wisconsin’s half of the line will be shared with three partners, Dairyland Power Cooperative, WPPI Energy and Southern Minnesota Municipal Power Association-Wisconsin.  In 2011, MISO determined the line to be a Multi-Value Project (MVP) project, and as such, eligible for cost sharing under MISO’s MVP tariff.

In April 2015, the PSCW issued its order approving a CPCN and route for the project. In June 2015, the PSCW denied two requests for rehearing. Two groups have appealed the CPCN Order to county court. Court action is pending and the CPCN remains in full effect unless one of the parties seeks and receives a stay from the court and posts a bond to cover damages the utilities may incur due to delay. The 180-mile project will cost approximately $580 million. NSP-Wisconsin’s portion of the investment is estimated to be approximately $207 million. NSP-Wisconsin and ATC anticipate beginning construction on the line in mid-2016, with completion by late 2018.

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

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. FERC is not expected to issue orders in any of the ROE complaint proceedings until 2016. See Note 5 to the consolidated financial statements for discussion of the MISO ROE complaints.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2015, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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
101
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

Aug. 3, 2015	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ TERESA S. MADDEN
Teresa S. Madden
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)