Form 10-Q
period 2015-09-30
NORTHERN STATES POWER CO /WI/
filed 2015-11-02
CIK 72909

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Nov. 2, 2015
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2015	2014	2015	2014
Operating revenues
Electric	$224,666	$216,289	$634,571	$625,663
Natural gas	11,088	14,484	91,273	117,814
Other	407	273	1,090	825
Total operating revenues	236,161	231,046	726,934	744,302

Operating expenses
Electric fuel and purchased power, non-affiliates	2,624	2,707	5,066	11,887
Purchased power, affiliates	102,297	105,092	318,542	321,550
Cost of natural gas sold and transported	4,375	7,854	54,933	78,190
Operating and maintenance expenses	46,292	47,899	134,126	140,563
Conservation program expenses	2,977	3,005	8,821	8,692
Depreciation and amortization	23,019	19,940	66,908	59,121
Taxes (other than income taxes)	7,045	7,009	21,151	20,458
Loss on Monticello life cycle management/extended power uprate project	—	—	5,237	—
Total operating expenses	188,629	193,506	614,784	640,461

Operating income	47,532	37,540	112,150	103,841

Other income (expense), net	100	(9)	384	45
Allowance for funds used during construction — equity	1,929	1,576	5,926	4,915

Interest charges and financing costs
Interest charges — includes other financing costs of $461, $408, $1,273 and $1,159, respectively	8,625	7,701	24,152	21,536
Allowance for funds used during construction — debt	(931)	(733)	(2,865)	(2,341)
Total interest charges and financing costs	7,694	6,968	21,287	19,195

Income before income taxes	41,867	32,139	97,173	89,606
Income taxes	15,635	12,109	36,162	33,319
Net income	$26,232	$20,030	$61,011	$56,287

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2015	2014	2015	2014
Net income	$26,232	$20,030	$61,011	$56,287
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $13, $12, $37 and $38 for each of the three and nine months ended Sept. 30, 2015 and 2014, respectively	19	20	57	57
Other comprehensive income	19	20	57	57
Comprehensive income	$26,251	$20,050	$61,068	$56,344

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2015	2014
Operating activities
Net income	$61,011	$56,287
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	67,936	60,017
Deferred income taxes	38,595	28,691
Amortization of investment tax credits	(396)	(504)
Allowance for equity funds used during construction	(5,926)	(4,915)
Loss on Monticello life cycle management/extended power uprate project	5,237	—
Net derivative losses (gains)	338	(356)
Changes in operating assets and liabilities:
Accounts receivable	10,026	7,761
Accrued unbilled revenues	12,657	13,009
Inventories	2,847	(5,172)
Other current assets	14,471	11,693
Accounts payable	(25,023)	(9,910)
Net regulatory assets and liabilities	(13,962)	(35,546)
Other current liabilities	5,948	955
Pension and other employee benefit obligations	(3,931)	(6,882)
Change in other noncurrent assets	11	(46)
Change in other noncurrent liabilities	595	1,013
Net cash provided by operating activities	170,434	116,095

Investing activities
Utility capital/construction expenditures	(171,586)	(194,886)
Allowance for equity funds used during construction	5,926	4,915
Other, net	(90)	(13)
Net cash used in investing activities	(165,750)	(189,984)

Financing activities
Proceeds from short-term borrowings, net	(78,000)	(60,000)
Proceeds from notes payable to affiliate	—	30
Proceeds from issuance of long-term debt	98,038	98,625
Repayments of long-term debt	—	(54)
Capital contributions from parent	25,060	68,011
Dividends paid to parent	(40,265)	(32,331)
Net cash provided by financing activities	4,833	74,281

Net change in cash and cash equivalents	9,517	392
Cash and cash equivalents at beginning of period	1,285	1,349
Cash and cash equivalents at end of period	$10,802	$1,741

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(18,647)	$(17,313)
Cash received for income taxes, net	9,662	915
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$13,520	$28,693

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2015	Dec. 31, 2014
Assets
Current assets
Cash and cash equivalents	$10,802	$1,285
Accounts receivable, net	50,370	60,396
Accrued unbilled revenues	40,910	53,567
Inventories	21,838	24,685
Regulatory assets	14,626	20,036
Prepaid taxes	18,421	28,628
Deferred income taxes	7,724	8,201
Prepayments and other	2,872	6,918
Total current assets	167,563	203,716

Property, plant and equipment, net	1,789,334	1,674,281

Other assets
Regulatory assets	276,552	280,693
Other investments	3,908	3,818
Other	5,415	4,612
Total other assets	285,875	289,123
Total assets	$2,242,772	$2,167,120

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,196	$1,235
Short-term debt	—	78,000
Notes payable to affiliates	500	500
Accounts payable	32,777	61,530
Accounts payable to affiliates	26,471	26,524
Dividends payable to parent	13,664	14,957
Regulatory liabilities	10,765	16,940
Environmental liabilities	16,689	29,116
Other	24,379	19,923
Total current liabilities	126,441	248,725

Deferred credits and other liabilities
Deferred income taxes	390,095	348,180
Deferred investment tax credits	8,692	9,089
Regulatory liabilities	141,659	132,674
Environmental liabilities	79,153	78,620
Customer advances	18,080	17,623
Pension and employee benefit obligations	47,336	51,313
Other	16,330	16,151
Total deferred credits and other liabilities	701,345	653,650

Commitments and contingencies
Capitalization
Long-term debt	666,379	567,056
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Sept. 30, 2015 and Dec. 31, 2014, respectively	93,300	93,300
Additional paid in capital	351,097	322,276
Retained earnings	304,438	282,398
Accumulated other comprehensive loss	(228)	(285)
Total common stockholder’s equity	748,607	697,689
Total liabilities and equity	$2,242,772	$2,167,120

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2015 and Dec. 31, 2014; the results of its operations, including the components of net income and comprehensive income, for the three months and nine months ended Sept. 30, 2015 and 2014; and its cash flows for the nine months ended Sept. 30, 2015 and 2014. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2015 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2014 balance sheet information has been derived from the audited 2014 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2014. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2014, filed with the SEC on Feb. 23, 2014. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Consolidation — In February 2015, the FASB issued Amendments to the Consolidation Analysis, Topic 810 (ASU No. 2015-02), which reduces the number of consolidation models and amends certain consolidation principles related to variable interest entities. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15. 2015, and early adoption is permitted. NSP-Wisconsin does not expect the implementation of ASU 2015-02 to have a material impact on its consolidated financial statements.

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

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (ASU No. 2015-07), which removes the requirement to categorize within the fair value hierarchy the fair values for investments measured using a net asset value methodology. This guidance will be effective on a retrospective basis for interim and annual reporting periods beginning after Dec. 15, 2015, and early adoption is permitted. Other than the reduced disclosure requirements, NSP-Wisconsin does not expect the implementation of ASU 2015-07 to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Accounts receivable, net (a)
Accounts receivable	$55,204	$66,217
Less allowance for bad debts	(4,834)	(5,821)
	$50,370	$60,396

(Thousands of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Inventories
Materials and supplies	$6,865	$6,494
Fuel	6,376	6,654
Natural gas	8,597	11,537
	$21,838	$24,685

(Thousands of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Property, plant and equipment, net
Electric plant	$2,332,155	$2,061,669
Natural gas plant	264,390	255,465
Common and other property	124,584	125,938
Construction work in progress	112,108	231,413
Total property, plant and equipment	2,833,237	2,674,485
Less accumulated depreciation	(1,043,903)	(1,000,204)
	$1,789,334	$1,674,281

(a)	Accounts receivable, net includes an immaterial amount due from affiliates as of Sept. 30, 2015 and Dec. 31, 2014, respectively.

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of Sept. 30, 2015, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $13 million of income tax expense for the 2009 through 2011 claims, the recently filed 2013 claim, and the anticipated claim for 2014. NSP-Wisconsin is not expected to accrue any income tax expense related to this adjustment. As of Sept. 30, 2015, the IRS had begun the appeals process; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009-2011 federal income tax returns expires in December 2016 following an extension to allow additional time for the appeals process. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of Sept. 30, 2015, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2015, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2011. As of Sept. 30, 2015, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Unrecognized tax benefit — Permanent tax positions	$0.2	$0.1
Unrecognized tax benefit — Temporary tax positions	2.9	2.9
Total unrecognized tax benefit	$3.1	$3.0

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2015	Dec. 31, 2014
NOL and tax credit carryforwards	$(1.0)	$(0.9)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS appeals process and audit progress and state audits resume. As the IRS appeals process moves closer to completion, the change in the unrecognized tax benefit is not expected to be material.

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

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 and in Note 5 to the consolidated financial statements included in NSP-Wisconsin’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

Wisconsin 2016 Electric and Gas Rate Case — In May 2015, NSP-Wisconsin filed a request with the PSCW to increase rates for electric and natural gas service effective Jan. 1, 2016. NSP-Wisconsin requested an overall increase in annual electric rates of $27.4 million, or 3.9 percent, and an increase in natural gas rates of $5.9 million, or 5.0 percent.

The rate filing is based on a 2016 forecast test year, a return on equity (ROE) of 10.2 percent, an equity ratio of 52.5 percent and a forecasted average net investment rate base of approximately $1.2 billion for the electric utility and $111.2 million for the natural gas utility.

On Oct. 1, 2015, the PSCW Staff and other intervenors, including the Citizens Utility Board, filed their direct testimony in the case. The PSCW Staff recommended an electric rate increase of $10.4 million, or 1.5 percent, and a gas rate increase of $3.0 million, or 2.5 percent, based on a ROE of 10.0 percent and an equity ratio of 52.5 percent. The Citizens Utility Board recommended a ROE of 8.75 percent. None of the intervenors presented a complete revenue requirements analysis. The majority of the Staff adjustments relate to ROE, compensation issues and capital related forecast disputes.

Key dates in the procedural schedule are as follows:

•	Initial Brief — Nov. 12, 2015;

•	Reply Brief — Nov. 19, 2015;

•	A PSCW decision is anticipated in December 2015; and

•	New rates effective on or about Jan.1, 2016.

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

Pending Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Midcontinent Independent System Operator, Inc. (MISO) ROE Complaints/ROE Adder — In November 2013, a group of customers filed a complaint at the FERC against certain MISO transmission owners (TOs), including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, a prohibition on capital structures in excess of 50 percent equity, and the removal of ROE adders (including those for regional transmission organization (RTO) membership and being an independent transmission company), effective Nov. 12, 2013.

Subsequently, the FERC issued and upheld an order adopting a new ROE methodology, which requires electric utilities to use a two-step discounted cash flow analysis that incorporates both short-term and long-term growth projections to estimate the cost of equity.

The ROE complaint was set for full hearing procedures. The complainants and intervenors filed testimony recommending a ROE between 8.67 percent and 9.54 percent. The FERC staff recommended a ROE of 8.68 percent. The MISO TOs recommended a ROE not less than 10.8 percent. An administrative law judge (ALJ) initial decision is anticipated to be issued by November 2015 and a FERC order is expected to be issued no earlier than 2016.

Certain MISO TOs requested FERC approval of a 50 basis point RTO membership ROE adder, which was approved effective Jan. 6, 2015, subject to the outcome of the ROE complaint. The total ROE, including the RTO membership adder, may not exceed the top of the discounted cash flow range under the new ROE methodology. Certain intervenors sought rehearing of the FERC order granting the ROE adder; FERC action is pending.

Certain intervenors filed a second complaint in February 2015 to reduce the MISO region ROE to 8.67 percent, prior to an adder.  A hearing has been set, and a refund effective date of Feb. 12, 2015 was established. The complainants and intervenors filed direct testimony in September 2015 recommending ROEs between 8.72 percent and 9.13 percent. The MISO TOs filed answering testimony on Oct. 20, 2015, recommending a ROE of not less than 10.75 percent. FERC staff is expected to file testimony in November 2015, and a hearing is scheduled for February 2016. An ALJ initial decision is expected in June 2016 with a FERC decision in late 2016 or in 2017. Currently, the ROE refund obligation initiated under the November 2013 complaint is effective through May 2016. The MISO TOs sought rehearing of the FERC decision to allow back-to-back complaints. NSP-Minnesota and NSP-Wisconsin sought rehearing of the FERC’s decision not to order changes to the ROE used by non-jurisdictional MISO transmission owners (more than 20 municipal, cooperative and other utilities who are not respondents to the ROE complaints), which equals the ROE presently used by the jurisdictional MISO TOs. FERC action is pending.

NSP-Minnesota recorded a current liability representing the current best estimate of a refund obligation associated with the new ROE as of Sept. 30, 2015. The new FERC ROE methodology is estimated to reduce transmission revenue, net of expense, between $7 million and $9 million annually for the NSP System.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10 and 11 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 and in Notes 5 and 6 to the consolidated financial statements included in NSP-Wisconsin’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

Environmental Contingencies

Ashland Manufactured Gas Plant (MGP) Site — NSP-Wisconsin has been named a potentially responsible party (PRP) for contamination at a site in Ashland, Wis. The Ashland/Northern States Power Lakefront Superfund Site (the Ashland site) includes property owned by NSP-Wisconsin, which was a site previously operated by a predecessor company as a MGP facility (the Upper Bluff), and two other properties: an adjacent city lakeshore park area (Kreher Park), on which an unaffiliated third party previously operated a sawmill and where NSP-Wisconsin believes wood treating operations were conducted; and an area of Lake Superior’s Chequamegon Bay adjoining the park (the Sediments).

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

In October 2012, a settlement among the EPA, the Wisconsin Department of Natural Resources, the Bad River and Red Cliff Bands of the Lake Superior Tribe of Chippewa Indians and NSP-Wisconsin was approved by the U.S. District Court for the Western District of Wisconsin. This settlement resolves claims against NSP-Wisconsin for its alleged responsibility for the remediation of the Phase I Project Area. Under the terms of the settlement, NSP-Wisconsin agreed to perform the remediation of the Phase I Project Area, but does not admit any liability with respect to the Ashland site. Fieldwork to address the Phase I Project Area at the Ashland site began at the end of 2012 and continues. Demolition activities occurred at the Ashland site in 2013. Soil, including excavation and treatment, as well as containment wall remedies were completed in early 2015. In fall 2015, the ground water remedy was initiated at the site with the installation of groundwater wells and the start of construction on the groundwater treatment plant. The final design for the Phase I remedy was approved by the EPA in September 2015. The current cost estimate for the cleanup of the Phase I Project Area is approximately $57 million, of which approximately $39 million has already been spent. The settlement also resolves claims by the federal, state and tribal trustees against NSP-Wisconsin for alleged natural resource damages at the Ashland site, including both the Phase I Project Area and the Sediments.

Negotiations are ongoing between the EPA and NSP-Wisconsin regarding who will pay for or perform the cleanup of the Sediments and what remedy will be implemented at the site to address the Sediments. It is NSP-Wisconsin’s view that the Hybrid Remedy is not safe or feasible to implement. The EPA’s ROD for the Ashland site includes estimates that the cost of the Hybrid Remedy is between $63 million and $77 million, with a potential deviation in such estimated costs of up to 50 percent higher to 30 percent lower. In November 2013, NSP-Wisconsin submitted a revised Wet Dredge pilot study work plan proposal to the EPA. In May 2014, NSP-Wisconsin entered into a final administrative order on consent (AOC) for the Wet Dredge pilot study with the EPA. In early 2015, NSP-Wisconsin entered into an AOC to construct a breakwater at the site to serve as wave attenuation and containment for a wet dredge pilot study and full scale sediment remedy at the site. Construction of the breakwater is underway with anticipated completion in early 2016. A wet dredge pilot study is anticipated to commence in summer 2016.

In August 2012, NSP-Wisconsin also filed litigation against other PRPs for their share of the cleanup costs for the Ashland site. A final settlement has been reached between NSP-Wisconsin, along with the EPA, and two of the PRPs, Wisconsin Central Ltd. and Soo Line Railroad Co. (collectively, the “Railroad PRPs”) resolving claims relating to the Railroad PRPs’ share of the costs of cleanup at the Ashland site. NSP-Wisconsin also entered into a second private party settlement agreement with LE Myers Co. Under the agreements, the Railroad PRPs contributed $10.5 million and LE Myers Co. contributed $5.4 million to the costs of the cleanup at the Ashland site. The agreements for the Railroad PRPs and LE Myers Co. were approved by the U.S. District Court for the Western District of Wisconsin in 2015 and payment has been received. As discussed below, existing PSCW policy requires that any payments received from PRPs be used to reduce the amount of the cleanup costs ultimately recovered from customers. Trial with the remaining PRPs for this matter, County of Ashland and City of Ashland, took place in May 2015. In September 2015, the Court ruled that the County of Ashland is not a liable party and the City of Ashland, although a liable party, is not required to contribute any funds to the cleanup of the site. NSP-Wisconsin filed a notice of appeal with the Seventh Circuit Court of Appeals in October 2015.

At Sept. 30, 2015 and Dec. 31, 2014, NSP-Wisconsin had recorded a liability of $95.7 million and $107.6 million, respectively, for the Ashland site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $16.6 million and $28.9 million, respectively, was considered a current liability. NSP-Wisconsin’s potential liability, the actual cost of remediation and the time frame over which the amounts may be paid are subject to change. NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the ultimate remediation cost of the entire site. Unresolved issues or factors that could result in higher or lower NSP-Wisconsin remediation costs for the Ashland site include the cleanup approach implemented for the Sediments, which party implements the cleanup, the timing of when the cleanup is implemented and whether federal or state funding may be directed to help offset remediation costs at the Ashland site.

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

The PSCW reviewed the existing MGP cost recovery policy as it applied to the Ashland site in the context of NSP-Wisconsin’s 2013 general rate case. In December 2012, the PSCW recognized the potential magnitude of the future liability for the cleanup at the Ashland site and granted an exception to its existing policy at the request of NSP-Wisconsin. The elements of this exception include: (1) approval to begin recovery of estimated Phase 1 Project costs beginning on Jan. 1, 2013; (2) approval to amortize these estimated costs over a ten-year period; and (3) approval to apply a three percent carrying cost to the unamortized regulatory asset. In a 2014 rate case decision, the PSCW continued the cost recovery treatment with respect to the 2013 and 2014 cleanup costs for the Phase I Project Area and allowed NSP-Wisconsin to increase its 2014 amortization expense related to the cleanup by an additional $1.1 million to offset the need for a rate decrease for the natural gas utility. Cost recovery will continue at the level set in the 2014 rate case through 2015. In May 2015, NSP-Wisconsin filed its 2016 rate case, in which it requested an increase to the annual recovery for MGP clean-up costs from $4.7 million to $7.6 million. A decision is anticipated in December 2015.

Environmental Requirements

Water
Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In September 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. NSP-Wisconsin is currently reviewing the final rule and cannot predict, at this time, whether the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows. NSP-Wisconsin believes that compliance costs would be recoverable through regulatory mechanisms.

Federal CWA Waters of the United States Rule — In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The expansion of the term “Waters of the U.S.” will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. The rule went into effect in August 2015. On Oct. 9, 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule, pending further legal proceedings.

Air
Green House Gas (GHG) Emission Standard for Existing Sources — In June 2014, the EPA published its proposed rule on GHG emission standards for existing power plants. A final rule was published in October 2015. States must develop implementation plans by September 2016, with the possibility of an extension to September 2018. If a state decides not to submit a plan, the EPA will prepare a federal plan for the state. In addition, the EPA published a proposed model federal plan and will provide a 90-day public comment period on the federal plan once it has been published in the Federal Register. Among other things, the rule requires that state plans include enforceable measures to ensure emissions from existing power plants in the state achieve the EPA’s state-specific interim (2022-2029) and final (2030 and thereafter) emission performance targets. The plan will likely require additional emission reductions in states in which NSP-Wisconsin operates. Until NSP-Wisconsin has reviewed the final rule and has more information about state implementation plans, NSP-Wisconsin cannot predict whether the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows. NSP-Wisconsin believes that compliance costs will be recoverable through regulatory mechanisms.

GHG New Source Performance Standard (NSPS) Proposal — In January 2014, the EPA re-proposed a GHG NSPS for newly constructed power plants which would set performance standards (maximum carbon dioxide emission rates) for coal- and natural gas-fired power plants. For coal power plants, the NSPS requires an emissions level equivalent to partial carbon capture and storage (CCS) technology; for natural gas-fired power plants, the NSPS reflects emissions levels from combined cycle technology with no CCS. The NSPS does not apply to modified or reconstructed existing power plants. In addition, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. The final rule was published in October 2015. NSP-Wisconsin does not anticipate the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows.

GHG NSPS for Modified and Reconstructed Power Plants — In June 2014, the EPA published a proposed NSPS that would apply to GHG emissions from power plants that are modified or reconstructed. A final rule was published in October 2015. A modification is a change to an existing source that increases the maximum achievable hourly rate of emissions. A reconstruction involves the replacement of components at a unit to the extent that the capital cost of the new components exceeds 50 percent of the capital cost of an entirely new comparable unit. The standards do not require installation of CCS technology. Instead, the standard for coal-fired power plants requires a combination of best operating practices and equipment upgrades. The standards for natural gas-fired power plants require emissions standards based on efficient combined cycle technology. These requirements would only apply if NSP-Wisconsin were to modify or reconstruct an existing power plant in the future in a way that triggers applicability of this rule.

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

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012. The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date. In 2014, the U.S. Supreme Court decided to review the D.C. Circuit’s decision that upheld the MATS standard. By April 2015, the MATS compliance deadline, NSP-Wisconsin had met the EGU MATS rule by ending use of coal at Bay Front Unit 5. In June 2015, the U.S. Supreme Court found that the EPA acted unreasonably by not considering the cost to regulate mercury and other hazardous air pollutants. The D.C. Circuit, on remand, will decide whether to leave MATS in effect while the EPA considers such costs in making a new determination. NSP-Wisconsin believes EGU MATS costs will be recoverable through regulatory mechanisms and does not anticipate a material impact on the results of operations, financial position or cash flows.

Industrial Boiler (IB) Maximum Achievable Control Technology (MACT) Rules — In 2011, the EPA finalized IB MACT rules to regulate boilers and process heaters fueled with coal, biomass and liquid fuels, which would apply to NSP-Wisconsin’s Bay Front Units 1 and 2. The project to meet the requirements was completed in September 2015 with an estimated cost of approximately $20 million.

Revisions to the NAAQS for Ozone — In October 2015, the EPA revised the NAAQS for ozone by lowering the eight-hour standard from 75 parts per billion (ppb) to 70 ppb. Current monitored air quality concentrations in areas of Wisconsin, where NSP-Wisconsin operates, are below the new standard. Therefore, NSP-Wisconsin does not expect a material impact on results of operations, financial position or cash flows.

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

Employment, Tort and Commercial Litigation

Gas Trading Litigation — e prime, inc. (e prime) is a wholly owned subsidiary of Xcel Energy.  e prime was in the business of natural gas trading and marketing, but has not engaged in natural gas trading or marketing activities since 2003.  Thirteen lawsuits were commenced against e prime and Xcel Energy (and NSP-Wisconsin, in two instances) between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. The cases were consolidated in U.S. District Court in Nevada.  In 2009, five of the cases were settled and one was dismissed.  The U.S. District Court in 2011 issued an order dismissing entirely six of the remaining seven lawsuits, and partially dismissing the seventh. Plaintiffs appealed the dismissals to the U.S. Court of Appeals for the Ninth Circuit, which reversed the District Court. The matter was ultimately heard by the U.S. Supreme Court in early 2015, which agreed with the Ninth Circuit and remanded the matter to the U.S. District Court. In September 2015, the District Court held a status conference and set deadlines for certain litigation related activities in 2016. A trial date has not yet been set, but is not expected to occur prior to late 2016 or early 2017. Xcel Energy and e prime have concluded that a loss is remote with respect to this matter.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$150	$150
Amount outstanding at period end	—	78
Average amount outstanding	—	46
Maximum amount outstanding	—	101
Weighted average interest rate, computed on a daily basis	N/A	0.27%
Weighted average interest rate at period end	N/A	0.55

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

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	Sept. 30, 2015	Dec. 31, 2014
Notes payable to affiliates	$0.5	$0.5
Weighted average interest rate at period end	0.38%	0.51%

Long-Term Borrowings

In June 2015, NSP-Wisconsin issued $100 million of 3.3 percent first mortgage bonds due June 15, 2024.

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

The following table details the gross notional amounts of commodity options at Sept. 30, 2015 and Dec. 31, 2014:

(Amounts in Thousands) (a)(b)	Sept. 30, 2015	Dec. 31, 2014
Million British thermal units of natural gas	642	18

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended Sept. 30, 2015 and 2014, and $0.1 million of net losses reclassified from accumulated other comprehensive loss into earnings during the nine months ended Sept. 30, 2015 and 2014.

During the three months and nine months ended Sept. 30, 2015, changes in the fair value of natural gas commodity derivatives resulted in immaterial and $0.1 million of net losses recognized as regulatory assets and liabilities, respectively. For the three and nine months ended Sept. 30, 2014, changes in the fair value of natural gas commodity derivatives resulted in immaterial net losses and net gains of $0.7 million, respectively, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement losses of $1.0 million and gains of $0.5 million were recognized for the nine months ended Sept. 30, 2015 and 2014, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate. There were immaterial natural gas commodity derivatives settlement losses recognized during the three months ended Sept. 30, 2015 and 2014, respectively.

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

Recurring Fair Value Measurements — The following tables present for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2015
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$292	$—	$292	$(22)	$270
Total current derivative assets	$—	$292	$—	$292	$(22)	$270
Current derivative liabilities
Natural gas commodity	$—	$94	$—	$94	$(22)	$72
Total current derivative liabilities	$—	$94	$—	$94	$(22)	$72

	Dec. 31, 2014
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$52	$—	$52	$—	$52

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2015 and Dec. 31, 2014.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
Included in prepayments and other assets balance of $2.9 million and $6.9 million at Sept. 30, 2015 and Dec. 31, 2014, respectively, and other current liabilities balance of $24.4 million at Sept. 30, 2015, in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of Sept. 30, 2015 and Dec. 31, 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2015		Dec. 31, 2014
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$667,575	$749,183	$568,291	$670,665

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

9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2015	2014	2015	2014
Interest income	$11	$21	$299	$237
Other nonoperating income	72	29	202	108
Insurance policy income (expense)	20	(56)	(109)	(292)
Other nonoperating expense	(3)	(3)	(8)	(8)
Other income (expense), net	$100	$(9)	$384	$45

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2015
Operating revenues (a)	$224,666	$11,088	$407	$—	$236,161
Intersegment revenues	101	177		(278)	—
Total revenues	$224,767	$11,265	$407	$(278)	$236,161
Net income (loss)	$28,285	$(1,993)	$(60)	$—	$26,232

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2014
Operating revenues (a)	$216,289	$14,484	$273	$—	$231,046
Intersegment revenues	93	425	—	(518)	—
Total revenues	$216,382	$14,909	$273	$(518)	$231,046
Net income (loss)	$21,227	$(2,003)	$806	$—	$20,030

(a)	Operating revenues include $42 million and $33 million of affiliate electric revenue for the three months ended Sept. 30, 2015 and 2014, respectively.

(Thousands of Dollars)	Regulated Electric		Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2015
Operating revenues (a)(b)	$634,571		$91,273	$1,090	$—	$726,934
Intersegment revenues	308		475	—	(783)	—
Total revenues	$634,879		$91,748	$1,090	$(783)	$726,934
Net income (loss)	$57,586	(b)	$3,714	$(289)	$—	$61,011

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2014
Operating revenues (a)	$625,663	$117,814	$825	$—	$744,302
Intersegment revenues	308	4,191	—	(4,499)	—
Total revenues	$625,971	$122,005	$825	$(4,499)	$744,302
Net income	$48,092	$5,565	$2,630	$—	$56,287

(a)	Operating revenues include $121 million and $97 million of affiliate electric revenue for the nine months ended Sept. 30, 2015 and 2014, respectively.

(b)	Includes a net of tax charge related to the Monticello LCM/EPU project. See Note 5.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1,190	$1,132	$7	$9
Interest cost	1,630	1,814	164	198
Expected return on plan assets	(2,371)	(2,411)	(8)	(13)
Amortization of prior service cost (credit)	27	28	(87)	(88)
Amortization of net loss	1,701	1,654	114	167
Net benefit cost recognized for financial reporting	$2,177	$2,217	$190	$273

	Nine Months Ended Sept. 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$3,570	$3,396	$21	$26
Interest cost	4,890	5,442	490	593
Expected return on plan assets	(7,113)	(7,232)	(23)	(39)
Amortization of prior service cost (credit)	83	84	(263)	(263)
Amortization of net loss	5,103	4,962	342	500
Net benefit cost recognized for financial reporting	$6,533	$6,652	$567	$817

In January 2015, contributions of $90.0 million were made across four of Xcel Energy’s pension plans, of which $4.9 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2015.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2015 and 2014 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended Sept. 30, 2015	Three Months Ended Sept. 30, 2014
Accumulated other comprehensive loss at July 1	$(247)	$(324)
Losses reclassified from net accumulated other comprehensive loss	19	20
Net current period other comprehensive income	19	20
Accumulated other comprehensive loss at Sept. 30	$(228)	$(304)

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2015	Nine Months Ended Sept. 30, 2014
Accumulated other comprehensive loss at Jan. 1	$(285)	$(361)
Losses reclassified from net accumulated other comprehensive loss	57	57
Net current period other comprehensive income	57	57
Accumulated other comprehensive loss at Sept. 30	$(228)	$(304)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2015 and 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2015		Three Months Ended Sept. 30, 2014
Losses on cash flow hedges:
Interest rate derivatives	$32	(a)	$32	(a)
Total, pre-tax	32		32
Tax benefit	(13)		(12)
Total amounts reclassified, net of tax	$19		$20

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2015		Nine Months Ended Sept. 30, 2014
Losses on cash flow hedges:
Interest rate derivatives	$94	(a)	$95	(a)
Total, pre-tax	94		95
Tax benefit	(37)		(38)
Total amounts reclassified, net of tax	$57		$57

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Wisconsin’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2014 and Quarterly Reports on Form 10-Q for the quarters ended March 31. 2015 and June 30, 2015), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

NSP-Wisconsin’s net income was $61.0 million for the nine months ended Sept. 30, 2015 compared with $56.3 million for the same period in 2014. Higher electric margins, primarily due to an electric rate increase and weather-normalized sales growth, along with lower O&M expenses were partially offset by higher depreciation, unfavorable weather, and the impact of the Monticello LCM/EPU project loss. See Note 5 to the consolidated financial statements for further discussion of the Monticello LCM/EPU project loss.

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

	Nine Months Ended Sept. 30
(Millions of Dollars)	2015	2014
Electric revenues	$635	$626
Electric fuel and purchased power	(324)	(333)
Electric margin	$311	$293

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended
Sept. 30:

Electric Revenues

(Millions of Dollars)	2015 vs. 2014
Interchange agreement billings with NSP-Minnesota	$8
Retail rate increases (Wisconsin and Michigan)	3
Fuel and purchased power cost recovery	2
Estimated impact of weather	(3)
Retail sales decline, excluding weather impact	(2)
Other, net	1
Total increase in electric revenues	$9

Electric Margin

(Millions of Dollars)	2015 vs. 2014
Interchange agreement billings with NSP-Minnesota	$11
Fuel cost recovery	8
Retail rate increases (Wisconsin and Michigan)	3
Estimated impact of weather	(3)
Retail sales decline, excluding weather impact	(2)
Other, net	1
Total increase in electric margin	$18

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2015	2014
Natural gas revenues	$91	$118
Cost of natural gas sold and transported	(55)	(78)
Natural gas margin	$36	$40

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2015 vs. 2014
Purchased natural gas adjustment clause recovery	$(24)
Estimated impact of weather	(3)
Total decrease in natural gas revenues	$(27)

Natural Gas Margin

(Millions of Dollars)	2015 vs. 2014
Estimated impact of weather	$(3)
Other, net	(1)
Total decrease in natural gas margin	$(4)

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses decreased $6.4 million, or 4.6 percent, for the nine months ended Sept. 30, 2015. The decrease was primarily due to Interchange Agreement billings with NSP-Minnesota related to timing of transmission projects.

(Millions of Dollars)	2015 vs. 2014
Interchange agreement billings with NSP-Minnesota	$(9)
Other, net	3
Total decrease in O&M expenses	$(6)

Depreciation and Amortization — Depreciation and amortization increased $7.8 million or 13.2 percent for the nine months ended Sept. 30, 2015. The increase was primarily attributed to normal system expansion.

Income Taxes — Income tax expense increased $2.8 million for the nine months ended Sept. 30, 2015 compared with the same period in 2014. The increase in income tax expense was primarily due to higher pretax earnings in 2015. The ETR was 37.2 percent for the nine months ended Sept. 30, 2015 and Sept. 30, 2014.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1. of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2014, and Public Utility Regulation included in Item 2. of NSP-Wisconsin’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

NSP System Resource Plans — In January 2015, NSP-Minnesota filed its 2016-2030 Integrated Resource Plan (the Plan) with the MPUC.

On Oct. 2, 2015, NSP-Minnesota filed revisions to the Plan. The revised proposal addressed stakeholder recommendations as well as the final Clean Power Plan (CPP) recently issued by the EPA. The revised Plan is based on four primary elements: (1) accelerate the transition from coal energy to renewables, (2) preserve regional system reliability, (3) pursue energy efficiency gains and grid modernization, and (4) ensure customer benefits. The provisions included in the Plan would allow for a 60 percent reduction in carbon emissions from 2005 levels by 2030 and will result in 63 percent of NSP System energy being carbon-free by 2030. Specific terms of the proposal include:

•	The addition of 800 megawatts (MW) of wind and 400 MW of utility scale solar to the pre-2020 time-frame;

•	The addition of 1000 MW wind and 1000 MW utility scale solar between 2020-2030;

•	The retirement of Sherco Unit 2 in 2023 and Sherco Unit 1 in 2026;

•	The addition of a 230 MW (approximate capacity, actual size to be determined) natural gas combustion turbine in North Dakota by 2025;

•	Replacement of Sherco coal generation with a 780 MW (approximate capacity, actual size to be determined) natural gas combined cycle unit at the Sherco site no later than 2026; and

•	Operation of the Monticello and Prairie Island nuclear plants through their current license periods in the early 2030’s.

NSP-Minnesota believes this will provide substantial opportunities for the ownership of replacement and renewable generation. The Plan is currently being reviewed by the MPUC.

CapX2020 — The estimated cost of the five major CapX2020 transmission projects is $2 billion.  NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.1 billion of the total investment.  As of Sept. 30, 2015, Xcel Energy has invested $975.5 million of its $1.1 billion share of the five CapX2020 transmission projects.

In September 2015, the first 345 Kilovolt (KV) segment of the Hampton, Minn. to La Crosse, Wis. 161/345 KV transmission line was energized. The segment stretches from the North Rochester Substation in Minn. to the Briggs Road Substation in Wis. The final segment of the project is expected to go into service in the fall of 2016, although segments are being placed in service as they are completed.

NSP-Wisconsin / American Transmission Company, LLC (ATC) - La Crosse, Wis. to Madison, Wis. Transmission Line — In October 2013, NSP-Wisconsin and ATC jointly filed an application with the PSCW for a Certificate of Public Convenience and Necessity (CPCN) for a new 345 Kilovolt transmission line that would extend from La Crosse, Wis. to Madison, Wis.  NSP-Wisconsin’s half of the line will be shared with three co-owners, Dairyland Power Cooperative, WPPI Energy and Southern Minnesota Municipal Power Agency-Wisconsin.

In April 2015, the PSCW issued its order approving a CPCN and route for the project. In June 2015, the PSCW denied two requests for rehearing. Two groups have appealed the CPCN Order to county circuit court. Court action is pending and the CPCN remains in full effect unless one of the parties seeks and receives a stay from the court and posts a bond to cover damages the utilities may incur due to delay. The 180-mile project is expected to cost approximately $580 million. NSP-Wisconsin’s portion of the investment is estimated to be approximately $207 million. NSP-Wisconsin and ATC anticipate beginning construction on the line in mid-2016, with completion by late 2018.

2015 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the nine months ended Sept. 30, 2015 were lower than authorized in rates and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules, primarily due to lower load as a result of mild weather, lower natural gas prices and lower purchased power prices in the MISO market. Under the fuel cost recovery rules, NSP-Wisconsin may retain the amount of over-recovery up to two percent of authorized annual fuel costs, or approximately $3.5 million. However, NSP-Wisconsin must defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers. Accordingly, NSP-Wisconsin recorded a deferral of approximately $5.9 million through Sept. 30, 2015. The amount of the deferral could increase or decrease based on actual fuel costs incurred for the remainder of the year. In the first quarter of 2016, NSP-Wisconsin will file a reconciliation of 2015 fuel costs with the PSCW. The amount of any potential refund is subject to review and approval by the PSCW, which is not expected until mid-2016.

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

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In March, 2015, FERC upheld the new ROE methodology and denied rehearing. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. FERC is not expected to issue orders in any of the litigated ROE complaint proceedings until 2016. See Note 5 to the consolidated financial statements for discussion of the MISO ROE complaints.

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

Northern States Power Company (a Wisconsin corporation)

Nov. 2, 2015	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ TERESA S. MADDEN
Teresa S. Madden
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)