Form 10-Q
period 2016-03-31
NORTHERN STATES POWER CO /WI/
filed 2016-05-13
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2016
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2016	2015
Operating revenues
Electric	$211,524	$210,284
Natural gas	43,020	63,296
Other	306	380
Total operating revenues	254,850	273,960

Operating expenses
Electric fuel and purchased power, non-affiliates	3,981	1,283
Purchased power, affiliates	108,714	111,832
Cost of natural gas sold and transported	23,418	42,438
Operating and maintenance expenses	48,619	42,173
Conservation program expenses	3,066	2,855
Depreciation and amortization	24,449	21,361
Taxes (other than income taxes)	7,155	7,232
Loss on Monticello life cycle management/extended power uprate project	—	5,237
Total operating expenses	219,402	234,411

Operating income	35,448	39,549

Other income, net	449	249
Allowance for funds used during construction — equity	810	2,219

Interest charges and financing costs
Interest charges — includes other financing costs of $462 and $402, respectively	8,604	7,756
Allowance for funds used during construction — debt	(347)	(1,070)
Total interest charges and financing costs	8,257	6,686

Income before income taxes	28,450	35,331
Income taxes	10,819	13,064
Net income	$17,631	$22,267

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2016	2015
Net income	$17,631	$22,267
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $13 and $13, respectively	19	19
Other comprehensive income	19	19
Comprehensive income	$17,650	$22,286

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2016	2015
Operating activities
Net income	$17,631	$22,267
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,829	21,682
Deferred income taxes	5,284	8,241
Amortization of investment tax credits	(132)	(132)
Allowance for equity funds used during construction	(810)	(2,219)
Loss on Monticello life cycle management/extended power uprate project	—	5,237
Net derivative losses	200	554
Changes in operating assets and liabilities:
Accounts receivable	(2,797)	(5,496)
Accrued unbilled revenues	7,326	10,428
Inventories	6,717	9,830
Other current assets	6,348	11,335
Accounts payable	2,325	(11,851)
Net regulatory assets and liabilities	1,856	(1,404)
Other current liabilities	3,492	1,289
Pension and other employee benefit obligations	(7,264)	(4,915)
Change in other noncurrent assets	(319)	(4)
Change in other noncurrent liabilities	798	535
Net cash provided by operating activities	65,484	65,377

Investing activities
Utility capital/construction expenditures	(44,655)	(79,926)
Allowance for equity funds used during construction	810	2,219
Other, net	292	(90)
Net cash used in investing activities	(43,553)	(77,797)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(5,000)	2,000
Repayments of long-term debt	(14)	(128)
Capital contributions (to) from parent	(1,545)	25,210
Dividends paid to parent	(15,322)	(14,957)
Net cash (used in) provided by financing activities	(21,881)	12,125

Net change in cash and cash equivalents	50	(295)
Cash and cash equivalents at beginning of period	1,079	1,285
Cash and cash equivalents at end of period	$1,129	$990

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(6,305)	$(5,791)
Cash (paid) received for income taxes, net	(2,424)	625
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$9,586	$14,550

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2016	Dec. 31, 2015
Assets
Current assets
Cash and cash equivalents	$1,129	$1,079
Accounts receivable, net	59,175	56,378
Accrued unbilled revenues	40,372	47,698
Inventories	14,842	21,559
Regulatory assets	13,824	16,146
Prepaid taxes	19,786	25,976
Deferred income taxes	8,900	3,138
Prepayments and other	2,226	2,387
Total current assets	160,254	174,361

Property, plant and equipment, net	1,845,767	1,828,079

Other assets
Regulatory assets	291,774	289,196
Other investments	3,751	4,042
Other	384	67
Total other assets	295,909	293,305
Total assets	$2,301,930	$2,295,745

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,168	$1,131
Short-term debt	5,000	10,000
Notes payable to affiliates	500	500
Accounts payable	25,218	34,317
Accounts payable to affiliates	27,275	24,538
Dividends payable to parent	12,529	15,322
Regulatory liabilities	15,634	11,781
Environmental liabilities	17,453	17,155
Accrued interest	9,549	7,945
Other	16,379	15,778
Total current liabilities	130,705	138,467

Deferred credits and other liabilities
Deferred income taxes	406,150	393,569
Deferred investment tax credits	8,428	8,560
Regulatory liabilities	144,832	141,289
Environmental liabilities	77,026	77,441
Customer advances	19,162	18,480
Pension and employee benefit obligations	42,453	49,889
Other	16,220	16,347
Total deferred credits and other liabilities	714,271	705,575

Commitments and contingencies
Capitalization
Long-term debt	661,448	661,318
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at March 31, 2016 and Dec. 31, 2015, respectively	93,300	93,300
Additional paid in capital	394,553	394,553
Retained earnings	307,843	302,741
Accumulated other comprehensive loss	(190)	(209)
Total common stockholder’s equity	795,506	790,385
Total liabilities and equity	$2,301,930	$2,295,745

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2016 and Dec. 31, 2015; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2016 and 2015; and its cash flows for the three months ended March 31, 2016 and 2015. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2016 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2015 balance sheet information has been derived from the audited 2015 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2015. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2015, filed with the SEC on Feb. 22, 2016. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2015, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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

Presentation of Deferred Taxes — In November 2015, the FASB issued Balance Sheet Classification of Deferred Taxes, Topic 740 (ASU No 2015-17), which eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent on the balance sheet based on the classification of the related asset or liability, and instead requires classification of all deferred tax assets and liabilities as noncurrent. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2016, and early adoption is permitted. Other than the prescribed classification of all deferred tax assets and liabilities as noncurrent, NSP-Wisconsin does not expect the implementation of ASU 2015-17 to have a material impact on its consolidated financial statements.

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

Leases — In February 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which, for lessees, requires balance sheet recognition of right-of-use assets and lease liabilities for all leases. Additionally, for leases that qualify as finance leases, the guidance requires expense recognition consisting of amortization of the right-of-use asset as well as interest on the related lease liability using the effective interest method. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018, and early adoption is permitted. NSP-Wisconsin is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

Stock Compensation — In March 2016, the FASB issued Improvements to Employee Share-Based Payment Accounting, Topic 718 (ASU 2016-09), which amends existing guidance to simplify several aspects of accounting and presentation for share-based payment transactions, including the accounting for income taxes and forfeitures, as well as presentation in the statement of cash flows. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2016, and early adoption is permitted. NSP-Wisconsin is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

Recently Adopted

Consolidation — In February 2015, the FASB issued Amendments to the Consolidation Analysis, Topic 810 (ASU No. 2015-02), which reduces the number of consolidation models and amends certain consolidation principles related to variable interest entities. NSP-Wisconsin implemented the guidance on Jan. 1, 2016, and the implementation did not have a significant impact on its consolidated financial statements.

Presentation of Debt Issuance Costs — In April 2015, the FASB issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No. 2015-03), which requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt, instead of presentation as an asset. NSP-Wisconsin implemented the new guidance as required on Jan. 1, 2016, and as a result, $5.0 million of deferred debt issuance costs are presented as a deduction from the carrying amount of long-term debt on the consolidated balance sheet as of March 31, 2016, and $5.1 million of such deferred costs were retrospectively reclassified from other non-current assets to long-term debt on the consolidated balance sheet as of Dec. 31, 2015.

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (ASU No. 2015-07), which eliminates the requirement to categorize fair value measurements using a net asset value (NAV) methodology in the fair value hierarchy. NSP-Wisconsin implemented the guidance on Jan. 1, 2016, and the implementation did not have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2016	Dec. 31, 2015
Accounts receivable, net (a)
Accounts receivable	$64,138	$61,506
Less allowance for bad debts	(4,963)	(5,128)
	$59,175	$56,378

(Thousands of Dollars)	March 31, 2016	Dec. 31, 2015
Inventories
Materials and supplies	$6,676	$6,785
Fuel	5,881	6,528
Natural gas	2,285	8,246
	$14,842	$21,559

(Thousands of Dollars)	March 31, 2016	Dec. 31, 2015
Property, plant and equipment, net
Electric plant	$2,431,503	$2,411,562
Natural gas plant	276,568	275,376
Common and other property	134,327	132,329
Construction work in progress	77,148	65,755
Total property, plant and equipment	2,919,546	2,885,022
Less accumulated depreciation	(1,073,779)	(1,056,943)
	$1,845,767	$1,828,079

(a)	Accounts receivable, net includes an immaterial amount due from affiliates as of March 31, 2016 and Dec. 31, 2015, respectively.

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of March 31, 2016, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 and 2013 claims, the recently filed 2014 claim, and the anticipated claim for 2015. NSP-Wisconsin is not expected to accrue any income tax expense related to this adjustment. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals); however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns expires in December 2016 following an extension to allow additional time for the Appeals process. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of March 31, 2016, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2016, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2011. As of March 31, 2016, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2016	Dec. 31, 2015
Unrecognized tax benefit — Permanent tax positions	$0.3	$0.2
Unrecognized tax benefit — Temporary tax positions	4.3	4.3
Total unrecognized tax benefit	$4.6	$4.5

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2016	Dec. 31, 2015
NOL and tax credit carryforwards	$(1.0)	$(0.9)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals and audit progress and state audits resume. As the IRS Appeals and audit progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at March 31, 2016 and Dec. 31, 2015 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2016 or Dec. 31, 2015.

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

Pending Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

Wisconsin 2017 Electric and Gas Rate Case — On April 1, 2016, NSP-Wisconsin filed a request with the PSCW for an increase in annual electric rates of $17.4 million, or 2.4 percent, and an increase in natural gas rates by $4.8 million, or 3.9 percent, effective January 2017.

The electric rate request is for the limited purpose of recovering increases in (i) generation and transmission fixed charges and fuel and purchased power expenses related to the interchange agreement with NSP-Minnesota, and (ii) costs associated with forecasted average rate base of $1.188 billion in 2017.

The natural gas rate request is for the limited purpose of recovering expenses related to the ongoing environmental remediation of a former manufactured gas plant site and adjacent area in Ashland, Wis.

No changes are being requested to the capital structure or the 10.0 percent return on equity (ROE) authorized by the PSCW in the 2016 rate case. As part of an agreement with stakeholders to limit the size and scope of the case, NSP-Wisconsin also agreed to an earnings cap, solely for 2017, in which 100 percent of the earnings in excess of the authorized ROE would be refunded to customers.

The major components of the requested rate increases are summarized below:

Electric Rate Request (Millions of Dollars)	Request
Rate base investments	$11.0
Generation and transmission expenses (excluding fuel and purchased power) (a)	6.8
Fuel and purchased power expenses	11.0
Subtotal	28.8
2015 fuel refund	(9.5)
Department of Energy settlement refund	(1.9)
Total electric rate increase	$17.4

(a) Includes Interchange Agreement billings. The Interchange Agreement is a Federal Energy Regulatory Commission (FERC) tariff under which NSP-Wisconsin and its affiliate, NSP-Minnesota, own and operate a single integrated electric generation and transmission system and both companies pay a pro-rata share of system capital and operating costs. For financial reporting purposes, these expenses are included in operating and maintenance (O&M) expenses.

Natural Gas Rate Request (Millions of Dollars)	Request
Environmental remediation expenses	$4.8
Total natural gas rate increase	$4.8

A PSCW decision is anticipated in the fourth quarter of 2016.

Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Nuclear Project Prudence Investigation — In 2013, NSP-Minnesota completed the Monticello life cycle management (LCM)/extended power uprate (EPU) project and increased the capacity from 600 to 671 megawatts (MW) in 2015. The Monticello LCM/EPU project expenditures were approximately $665 million. Total capitalized costs were approximately $748 million, which includes allowance for funds used during construction (AFUDC). In 2008, project expenditures were initially estimated at approximately $320 million, excluding AFUDC.

In 2013, the MPUC initiated an investigation to determine whether the final costs for the Monticello LCM/EPU project were prudent. In March 2015, the MPUC voted to allow for full recovery, including a return, on approximately $415 million of the total plant costs (inclusive of AFUDC), but only allow recovery of the remaining $333 million of costs with no return on this portion of the investment over the remaining life of the plant. Further, the MPUC determined that only 50 percent of the investment was considered used-and-useful for 2014.  As a result of these determinations, Xcel Energy recorded an estimated pre-tax loss of $129 million in the first quarter of 2015, after which the remaining book value of the Monticello project represented the present value of the estimated future cash flows. As NSP-Wisconsin shares in the costs of the Monticello plant through the Interchange Agreement with NSP-Minnesota, the MPUC decision also affects NSP-Wisconsin. NSP-Wisconsin’s portion of the $129 million pre-tax loss, recorded in the first quarter of 2015, was approximately $5 million.

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

In June 2014 the FERC adopted a new ROE methodology, which requires electric utilities to use a two-step discounted cash flow analysis that incorporates both short-term and long-term growth projections to estimate the cost of equity.

In December 2015, an administrative law judge (ALJ) initial decision recommended the FERC approve a ROE of 10.32 percent. A FERC order is expected to be issued no earlier than late 2016 or 2017.

Certain MISO TOs separately requested FERC approval of a 50 basis point ROE adder for RTO membership, which was approved effective Jan. 6, 2015, subject to the outcome of the ROE complaint. Certain intervenors sought rehearing of this order, which the FERC denied in 2015.

In February 2015, a second complaint was filed seeking to reduce the MISO region ROE from 12.38 percent to 8.67 percent, prior to any adder.  The FERC set the second complaint for hearings, and established a refund effective date of Feb. 12, 2015. The MPUC, the North Dakota Public Service Commission, the South Dakota Public Utilities Commission and the Minnesota Department of Commerce (DOC) joined a joint complainant/intervenor initial brief recommending an ROE of either 8.82 percent or 8.81 percent. FERC staff recommended a ROE of 8.78 percent. The MISO TOs recommended a ROE of 10.92 percent. An ALJ initial decision is expected in June 2016 with a FERC decision expected no earlier than late 2016 or 2017.

NSP-Minnesota has recorded a current liability representing the current best estimate of a refund obligation associated with the new ROE, including the RTO membership adder, as of March 31, 2016. The new FERC ROE methodology is estimated to reduce transmission revenue, net of expense, between $8 million and $10 million, annually, for the NSP System.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10 and 11 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2015, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	March 31, 2016	Dec. 31, 2015
Guarantee issued and outstanding	$1.0	$1.0
Current exposure under this guarantee	0.1	0.1

Environmental Contingency

Ashland Manufactured Gas Plant (MGP) Site — NSP-Wisconsin has been named a potentially responsible party (PRP) for contamination at a site in Ashland, Wis. The Ashland/Northern States Power Lakefront Superfund Site (the Site) includes property owned by NSP-Wisconsin, previously operated as a MGP facility (the Upper Bluff), and two other properties: an adjacent city lakeshore park area (Kreher Park); and an area of Lake Superior’s Chequamegon Bay adjoining the park (the Sediments).

In 2010, the United States Environmental Protection Agency (EPA) issued its Record of Decision (ROD), including their preferred remedy for the Sediments which is a hybrid remedy involving both dry excavation and wet conventional dredging methodologies (the Hybrid Remedy). A wet conventional dredging only remedy (the Wet Dredge), contingent upon the completion of a successful Wet Dredge pilot study, is another potential remedy.

In 2012, under a settlement agreement, NSP-Wisconsin agreed to perform the remediation of the Phase I Project Area (which includes the Upper Bluff and Kreher Park areas of the Site). The excavation and containment remedies are complete, and a long-term groundwater pump and treatment program is now underway. The final design was approved by the EPA in 2015. The current cost estimate for the cleanup of the Phase I Project Area is approximately $68.1 million, of which approximately $50.5 million has already been spent.

Negotiations are ongoing between the EPA and NSP-Wisconsin regarding who will pay for or perform the cleanup of the Sediments and which remedy will be implemented. The EPA’s ROD includes estimates that the cost of the Hybrid Remedy is between $63 million and $77 million, with a potential deviation in such estimated costs of up to 50 percent higher or 30 percent lower. NSP-Wisconsin believes the Hybrid Remedy is not safe or feasible to implement. In 2015, NSP-Wisconsin constructed a breakwater at the site to serve as wave attenuation and containment for a wet dredge pilot study and full scale sediment remedy at the site. Equipment mobilization for the wet dredge pilot study commenced in April 2016.

Three other PRPs have contributed $15.9 million to the remediation of the site, as a result of litigation and settlements approved by the U.S. District Court for the Western District of Wisconsin in 2015. NSP-Wisconsin’s litigation effort against other PRPs is now complete.

At March 31, 2016 and Dec. 31, 2015, NSP-Wisconsin had recorded a liability of $94.2 million and $94.4 million, respectively, for the Site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $17.2 million and $17.0 million, respectively, were considered a current liability. NSP-Wisconsin’s potential liability, the actual cost of remediation and the timing of expenditures are subject to change. NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the remediation cost of the entire site.

NSP-Wisconsin has deferred the estimated site remediation costs as a regulatory asset. The PSCW has consistently authorized NSP-Wisconsin rate recovery for all remediation costs incurred at the Site. In a December 2012 decision, the PSCW agreed to allow NSP-Wisconsin to pre-collect certain costs, to amortize costs over a ten-year period, and to apply a three percent carrying cost to the unamortized regulatory asset. In December 2015, the PSCW approved NSP-Wisconsin’s 2016 rate case request for an increase to the annual recovery for MGP clean-up costs from $4.7 million to $7.6 million. In April 2016, NSP-Wisconsin filed a limited natural gas rate case for recovering additional expenses associated with remediating the Site. If approved, the annual recovery of MGP clean-up costs would increase from $7.6 million in 2016 to $12.4 million in 2017.

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

Employment, Tort and Commercial Litigation

Gas Trading Litigation — e prime, inc. (e prime) is a wholly owned subsidiary of Xcel Energy.  e prime was in the business of natural gas trading and marketing, but has not engaged in natural gas trading or marketing activities since 2003.  Thirteen lawsuits were commenced against e prime and Xcel Energy (and NSP-Wisconsin, in two instances) between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. The cases were consolidated in U.S. District Court in Nevada.  In 2009, five of the cases were settled and one was dismissed.  The U.S. District Court, in 2011, issued an order dismissing entirely six of the remaining seven lawsuits, and partially dismissing the seventh. Plaintiffs appealed the dismissals to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit), which reversed the U.S. District Court. The matter was ultimately heard by the U.S. Supreme Court in early 2015, which agreed with the Ninth Circuit and remanded the matter to the U.S. District Court. In September 2015, the District Court held a status conference and set deadlines for certain litigation related activities in 2016. Trial dates have not yet been set, but are not expected to occur prior to early 2017. Xcel Energy, NSP-Wisconsin and e prime have concluded that a loss is remote with respect to this matter.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three months Ended March 31, 2016	Twelve Months Ended Dec. 31, 2015
Borrowing limit	$150	$150
Amount outstanding at period end	5	10
Average amount outstanding	14	39
Maximum amount outstanding	38	122
Weighted average interest rate, computed on a daily basis	0.66%	0.44%
Weighted average interest rate at period end	0.65	0.70

Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2016 and Dec. 31, 2015, there were no letters of credit outstanding.

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

At March 31, 2016, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150	$5	$145

(a)	This credit facility expires in October 2019.

(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2016 and Dec. 31, 2015.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	March 31, 2016	Dec. 31, 2015
Notes payable to affiliates	$0.5	$0.5
Weighted average interest rate at period end	0.60%	0.87%

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted prices.

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

At March 31, 2016, accumulated other comprehensive loss related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.

The following table details the gross notional amounts of commodity options at March 31, 2016 and Dec. 31, 2015:

(Amounts in Thousands) (a)(b)	March 31, 2016	Dec. 31, 2015
Million British thermal units of natural gas	—	388

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended March 31, 2016 and 2015.

During the three months ended March 31, 2016, changes in the fair value of natural gas commodity derivatives resulted in $0.1 million of net losses recognized as regulatory assets and liabilities, respectively. For the three months ended March 31, 2015, changes in the fair value of natural gas commodity derivatives resulted in immaterial net losses recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement losses of $0.6 million and gains of $1.0 million were recognized for the three months ended March 31, 2016 and 2015, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three months ended March 31, 2016 and 2015. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

Recurring Fair Value Measurements — There were no recognized recurring fair value measurements at March 31, 2016. The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2015:

	Dec. 31, 2015
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$15	$—	$15	$(11)	$4
Total current derivative assets	$—	$15	$—	$15	$(11)	$4
Current derivative liabilities
Natural gas commodity	$—	$194	$—	$194	$(11)	$183
Total current derivative liabilities	$—	$194	$—	$194	$(11)	$183

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2015.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in other current assets balance of $2.4 million and other current liabilities balance of $15.8 million at Dec. 31, 2015, in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of March 31, 2016 and Dec. 31, 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2016		Dec. 31, 2015
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (a)	$662,616	$760,820	$662,449	$742,565

(a)
Amounts reflect the classification of debt issuance costs as a deduction from the carrying amount of the related debt. See Note 2, Accounting Pronouncements for more information on the adoption of ASU 2015-03.

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2016 and Dec. 31, 2015, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2016	2015
Interest income	$124	$297
Other nonoperating income	158	61
Insurance policy income (expense)	170	(106)
Other nonoperating expense	(3)	(3)
Other income, net	$449	$249

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2016
Operating revenues (a)(b)	$211,524	$43,020	$306	$—	$254,850
Intersegment revenues	109	80	—	(189)	—
Total revenues	$211,633	$43,100	$306	$(189)	$254,850
Net income	$11,501	$6,092	$38	$—	$17,631

(Thousands of Dollars)	Regulated Electric		Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2015
Operating revenues (a)	$210,284		$63,296	$380	$—	$273,960
Intersegment revenues	109		225	—	(334)	—
Total revenues	$210,393		$63,521	$380	$(334)	$273,960
Net income (loss)	$15,514	(b)	$6,781	$(28)	$—	$22,267

(a)	Operating revenues include $41 million and $38 million of affiliate electric revenue for the three months ended March 31, 2016 and 2015, respectively.

(b)	Includes a net of tax charge related to the Monticello LCM/EPU project. See Note 5.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1,104	$1,190	$6	$7
Interest cost	1,704	1,630	163	163
Expected return on plan assets	(2,289)	(2,371)	(6)	(8)
Amortization of prior service cost (credit)	28	28	(88)	(88)
Amortization of net loss	1,348	1,701	83	114
Net benefit cost recognized for financial reporting	$1,895	$2,178	$158	$188

In January 2016, contributions of $125.0 million were made across four of Xcel Energy’s pension plans, of which $7.4 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2016.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2016 and 2015 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Accumulated other comprehensive loss at Jan. 1	$(209)	$(285)
Losses reclassified from net accumulated other comprehensive loss	19	19
Net current period other comprehensive income	19	19
Accumulated other comprehensive loss at March 31	$(190)	$(266)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Losses on cash flow hedges:
Interest rate derivatives	$32	(a)	$32	(a)
Total, pre-tax	32		32
Tax benefit	(13)		(13)
Total amounts reclassified, net of tax	$19		$19

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Wisconsin’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2015), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

NSP-Wisconsin’s net income was $17.6 million for the first quarter of 2016 compared with $22.3 million for the same period in 2015. The impact of the 2015 Monticello LCM/EPU project loss along with electric and natural gas rate increases were more than offset by higher O&M expenses and depreciation. See Note 5 to the consolidated financial statements for further discussion of the Monticello LCM/EPU project loss.

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

	Three Months Ended March 31
(Millions of Dollars)	2016	2015
Electric revenues	$212	$210
Electric fuel and purchased power	(113)	(113)
Electric margin	$99	$97

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended
March 31:

Electric Revenues

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (Wisconsin and Michigan)	$8
Interchange agreement billings with NSP-Minnesota	3
Fuel and purchased power cost recovery	(8)
Estimated impact of weather	(3)
Other, net	2
Total increase in electric revenues	$2

Electric Margin

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (Wisconsin and Michigan)	$8
Estimated impact of weather	(3)
Fuel cost recovery	(2)
Other, net	(1)
Total increase in electric margin	$2

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2016	2015
Natural gas revenues	$43	$63
Cost of natural gas sold and transported	(23)	(42)
Natural gas margin	$20	$21

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2016 vs. 2015
Purchased natural gas adjustment clause recovery	$(19)
Estimated impact of weather	(2)
Retail rate increase (Wisconsin)	1
Total decrease in natural gas revenues	$(20)

Natural Gas Margin

(Millions of Dollars)	2016 vs. 2015
Estimated impact of weather	$(2)
Retail rate increase (Wisconsin)	1
Total decrease in natural gas margin	$(1)

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $6.4 million, or 15.3 percent, for the first quarter of 2016. The increase was primarily due to interchange agreement billings with NSP-Minnesota related to timing of transmission projects and higher gas survey costs.

Depreciation and Amortization — Depreciation and amortization increased $3.1 million, or 14.5 percent, for the first quarter ended 2016. The increase was primarily attributable to capital investments.

Income Taxes — Income tax expense decreased $2.2 million for the first quarter ended 2016 compared with the same period in 2015. The decrease in income tax expense was primarily due to lower pretax earnings in 2016. The ETR was 38.0 percent for the first quarter of 2016 compared with 37.0 percent for the same period in 2015. The higher ETR in 2016 is primarily due to decreased permanent plant-related adjustments (e.g., AFUDC-equity) in 2016.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1. of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2015, appropriately represents, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

NSP System Resource Plans — In January 2015, NSP-Minnesota filed its 2016-2030 Integrated Resource Plan (the Plan) with the MPUC.

In October 2015, NSP-Minnesota proposed revisions to the Plan. The revised proposal addressed stakeholder recommendations as well as the then final Clean Power Plan (CPP) issued by the EPA. The revised Plan is based on four primary elements: (1) accelerate the transition from coal energy to renewables, (2) preserve regional system reliability, (3) pursue energy efficiency gains and grid modernization, and (4) ensure customer benefits. The provisions included in the Plan would allow for a 60 percent reduction in carbon emissions from 2005 levels by 2030 and is expected to result in 63 percent of NSP System energy being carbon-free by 2030. Specific terms of the proposal include:

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

NSP-Minnesota believes this will provide substantial opportunities for the ownership of renewable generation and replacement thermal generation. In January 2016, NSP-Minnesota filed supplemental economic and technical information in support of its revised Plan. While the CPP was subsequently stayed, the filing demonstrated anticipated compliance with the CPP while maintaining reasonable costs for customers. Additionally, NSP-Minnesota responded to MPUC inquiries regarding forecasted cost increases at PI (through end of licensed life) and committed to provide additional information if the MPUC wishes to further explore alternatives to operating PI through its current license periods. The MPUC has authorized the DOC to engage an expert to aid in its analysis of PI information provided, the results of which are expected to influence NSP-Minnesota’s proposed resource portfolio in its next resource plan. Comments and reply comments on the Plan are due July 8, 2016 and Aug. 12, 2016, respectively. The MPUC is expected to make a decision on the resource plan in late 2016.

2015 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the year ended Dec. 31, 2015 were lower than authorized in rates and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules, primarily due to lower load as a result of mild weather, lower natural gas prices and lower purchased power prices in the MISO market. NSP-Wisconsin recorded a deferral of approximately $9.2 million through Dec. 31, 2015. In March 2016, NSP-Wisconsin filed a final reconciliation of 2015 actual fuel costs with the PSCW, indicating the total amount to be refunded to customers, including interest, is $9.5 million, and increased the deferral accordingly. NSP-Wisconsin has proposed that the refund liability be used to offset the proposed increase in the 2017 test year rate case. The amount of any potential refund is subject to review and approval by the PSCW, which is not expected until mid-2016.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2015. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In March, 2015, FERC upheld the new ROE methodology and denied rehearing. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. Two complaints against the MISO Transmission Owners, including NSP-Minnesota and NSP-Wisconsin, are pending FERC action. FERC is not expected to issue orders in any of the litigated ROE complaint proceedings until 2016 or 2017. See Note 5 to the consolidated financial statements for discussion of the MISO ROE Complaints.

Formula Rate Treatment of Accumulated Deferred Income Taxes (ADIT) - In 2015, the MISO Transmission Owners, including NSP-Minnesota and NSP-Wisconsin filed separate changes to their transmission formula rates to modify the treatment of ADIT to comply with 2015 IRS guidance regarding how ADIT must be reflected in formula rates using future test years and a true-up. The filings are intended to ensure that NSP-Minnesota and NSP-Wisconsin are in compliance with IRS rules and may continue to use accelerated tax depreciation. In December 2015, the FERC partially accepted the proposed NSP-Minnesota and NSP-Wisconsin transmission formula rate changes, but rejected the changes regarding the treatment of ADIT in the formula rate true-up. NSP-Minnesota and NSP-Wisconsin sought clarification or rehearing of the FERC order partially rejecting the NSP System filing. FERC action on the NSP-Minnesota and NSP-Wisconsin request for clarification remains pending.

SPP and MISO Complaints Regarding RTO Joint Operating Agreement (JOA) - SPP and MISO were involved in a long-running dispute regarding the interpretation of their JOA, which is intended to coordinate RTO operations along the MISO/SPP system boundary. SPP and MISO disagreed over MISO’s authority to transmit power between the traditional MISO region in the Midwest and the Entergy system. Several cases were filed with the FERC by MISO and SPP between 2011 and 2014. In June 2014, the FERC set the issues for settlement judge and hearing procedures.

In January 2016, the FERC approved a settlement between SPP, MISO and other parties that resolves various disputed matters and provide a defined settlement compensation plan by MISO to SPP. MISO will pay SPP $16 million for the two-year retroactive period (February 2014 to January 2016) and $16 million annually prospectively starting Feb. 1, 2016, subject to a true-up. In January 2016, SPP filed a proposal regarding distribution of the MISO revenues to SPP members. In March 2016, the FERC issued an order rejecting one component of the SPP filing, accepting the remainder of the SPP tariff proposal subject to refund, and setting the filing for settlement judge or hearing procedures. Separate settlement discussions are ongoing regarding the April 2014 MISO tariff change filing to recover SPP JOA charges in MISO rates. NSP-Minnesota and NSP-Wisconsin expect to be able to recover any resulting MISO charges in retail rates.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2016, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Effective January 2016, NSP-Wisconsin implemented the general ledger modules of a new enterprise resource planning (ERP) system to improve certain financial and related transaction processes. During 2016 and 2017, NSP-Wisconsin will continue implementing additional modules and expects to begin conversion of existing work management systems to this new ERP system. In connection with this ongoing implementation, NSP-Wisconsin has updated and will continue updating its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. NSP-Wisconsin does not believe the implementation of the general ledger modules, which occurred during the period ended March 31, 2016, materially affected its internal control over financial reporting.  NSP-Wisconsin also does not expect the implementation of the additional modules to materially affect its internal control over financial reporting.

No other changes in NSP-Wisconsin’s internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting.

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

Additional Information

See Note 6 to the consolidated financial statements for further discussion of legal claims and environmental proceedings. See Note 5 to the consolidated financial statements for a discussion of proceedings involving utility rates and other regulatory matters.

Item 1A — RISK FACTORS

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2015, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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
101
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

May 13, 2016	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)