Form 10-Q
period 2016-06-30
NORTHERN STATES POWER CO /WI/
filed 2016-08-04
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2016
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Operating revenues
Electric	$202,879	$199,621	$414,403	$409,905
Natural gas	16,005	16,889	59,025	80,185
Other	289	303	595	683
Total operating revenues	219,173	216,813	474,023	490,773

Operating expenses
Electric fuel and purchased power, non-affiliates	3,651	1,159	7,632	2,442
Purchased power, affiliates	96,853	104,413	205,567	216,245
Cost of natural gas sold and transported	6,465	8,120	29,883	50,558
Operating and maintenance expenses	50,516	45,661	99,135	87,834
Conservation program expenses	3,094	2,989	6,160	5,844
Depreciation and amortization	23,720	22,528	48,169	43,889
Taxes (other than income taxes)	7,096	6,874	14,251	14,106
Loss on Monticello life cycle management/extended power uprate project	—	—	—	5,237
Total operating expenses	191,395	191,744	410,797	426,155

Operating income	27,778	25,069	63,226	64,618

Other income, net	77	35	526	284
Allowance for funds used during construction — equity	918	1,778	1,728	3,997

Interest charges and financing costs
Interest charges — includes other financing costs of $461, $410, $923 and $812, respectively	8,583	7,771	17,187	15,527
Allowance for funds used during construction — debt	(392)	(864)	(739)	(1,934)
Total interest charges and financing costs	8,191	6,907	16,448	13,593

Income before income taxes	20,582	19,975	49,032	55,306
Income taxes	7,957	7,463	18,776	20,527
Net income	$12,625	$12,512	$30,256	$34,779

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net income	$12,625	$12,512	$30,256	$34,779
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $12 and $25 for each of the three and six months ended June 30, 2016 and 2015, respectively	19	19	38	38
Other comprehensive income	19	19	38	38
Comprehensive income	$12,644	$12,531	$30,294	$34,817

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2016	2015
Operating activities
Net income	$30,256	$34,779
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,929	44,539
Deferred income taxes	15,188	20,219
Amortization of investment tax credits	(264)	(264)
Allowance for equity funds used during construction	(1,728)	(3,997)
Loss on Monticello life cycle management/extended power uprate project	—	5,237
Net derivative losses	138	586
Changes in operating assets and liabilities:
Accounts receivable	4,599	7,107
Accrued unbilled revenues	6,072	13,636
Inventories	5,429	7,696
Other current assets	329	6,876
Accounts payable	12,907	8,058
Net regulatory assets and liabilities	1,555	(2,182)
Other current liabilities	589	3,222
Pension and other employee benefit obligations	(6,848)	(4,403)
Change in other noncurrent assets	(393)	(8)
Change in other noncurrent liabilities	555	412
Net cash provided by operating activities	117,313	141,513

Investing activities
Utility capital/construction expenditures	(87,791)	(150,443)
Allowance for equity funds used during construction	1,728	3,997
Other, net	687	(37)
Net cash used in investing activities	(85,376)	(146,483)

Financing activities
Repayments of short-term borrowings, net	(2,000)	(78,000)
Proceeds from issuance of long-term debt	—	98,375
Repayments of long-term debt	(29)	(25)
Capital contributions (to) from parent	(1,545)	29,638
Dividends paid to parent	(27,850)	(28,272)
Net cash (used in) provided by financing activities	(31,424)	21,716

Net change in cash and cash equivalents	513	16,746
Cash and cash equivalents at beginning of period	1,079	1,285
Cash and cash equivalents at end of period	$1,592	$18,031

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(15,718)	$(13,001)
Cash (paid) received for income taxes, net	(3,336)	6,993
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$10,220	$13

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2016	Dec. 31, 2015
Assets
Current assets
Cash and cash equivalents	$1,592	$1,079
Accounts receivable, net	51,779	56,378
Accrued unbilled revenues	41,626	47,698
Inventories	16,130	21,559
Regulatory assets	13,891	16,146
Prepaid taxes	25,827	25,976
Deferred income taxes	7,770	3,138
Prepayments and other	2,354	2,387
Total current assets	160,969	174,361

Property, plant and equipment, net	1,869,115	1,828,079

Other assets
Regulatory assets	294,634	289,196
Other investments	3,354	4,042
Other	459	67
Total other assets	298,447	293,305
Total assets	$2,328,531	$2,295,745

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,153	$1,131
Short-term debt	8,000	10,000
Notes payable to affiliates	500	500
Accounts payable	31,801	34,317
Accounts payable to affiliates	29,255	24,538
Dividends payable to parent	10,563	15,322
Regulatory liabilities	19,571	11,781
Environmental liabilities	18,956	17,155
Accrued interest	7,914	7,945
Other	14,505	15,778
Total current liabilities	142,218	138,467

Deferred credits and other liabilities
Deferred income taxes	414,948	393,569
Deferred investment tax credits	8,296	8,560
Regulatory liabilities	146,849	141,289
Environmental liabilities	76,330	77,441
Customer advances	18,738	18,480
Pension and employee benefit obligations	42,869	49,889
Other	16,414	16,347
Total deferred credits and other liabilities	724,444	705,575

Commitments and contingencies
Capitalization
Long-term debt	661,629	661,318
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at June 30, 2016 and Dec. 31, 2015, respectively	93,300	93,300
Additional paid in capital	397,205	394,553
Retained earnings	309,906	302,741
Accumulated other comprehensive loss	(171)	(209)
Total common stockholder’s equity	800,240	790,385
Total liabilities and equity	$2,328,531	$2,295,745

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2016 and Dec. 31, 2015; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2016 and 2015; and its cash flows for the six months ended June 30, 2016 and 2015. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2016 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2015 balance sheet information has been derived from the audited 2015 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2015. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2015, filed with the SEC on Feb. 22, 2016. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Stock Compensation — In March 2016, the FASB issued Improvements to Employee Share-Based Payment Accounting, Topic 718 (ASU 2016-09), which amends existing guidance to simplify several aspects of accounting and presentation for share-based payment transactions, including the accounting for income taxes and forfeitures, as well as presentation in the statement of cash flows. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2016, and early adoption is permitted. NSP-Wisconsin does not expect the implementation of ASU 2016-09 to have a material impact on its consolidated financial statements.

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

Presentation of Debt Issuance Costs — In April 2015, the FASB issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No. 2015-03), which requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt, instead of presentation as an asset. NSP-Wisconsin implemented the new guidance as required on Jan. 1, 2016, and as a result, $5.0 million of deferred debt issuance costs were presented as a deduction from the carrying amount of long-term debt on the consolidated balance sheet as of March 31, 2016, and $5.1 million of such deferred costs were retrospectively reclassified from other non-current assets to long-term debt on the consolidated balance sheet as of Dec. 31, 2015.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2016	Dec. 31, 2015
Accounts receivable, net (a)
Accounts receivable	$56,005	$61,506
Less allowance for bad debts	(4,226)	(5,128)
	$51,779	$56,378

(Thousands of Dollars)	June 30, 2016	Dec. 31, 2015
Inventories
Materials and supplies	$7,131	$6,785
Fuel	5,540	6,528
Natural gas	3,459	8,246
	$16,130	$21,559

(Thousands of Dollars)	June 30, 2016	Dec. 31, 2015
Property, plant and equipment, net
Electric plant	$2,446,606	$2,411,562
Natural gas plant	278,389	275,376
Common and other property	136,356	132,329
Construction work in progress	97,755	65,755
Total property, plant and equipment	2,959,106	2,885,022
Less accumulated depreciation	(1,089,991)	(1,056,943)
	$1,869,115	$1,828,079

(a)	Accounts receivable, net includes an immaterial amount due from affiliates as of June 30, 2016 and Dec. 31, 2015, respectively.

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of June 30, 2016, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 and 2013 claims, the recently filed 2014 claim, and the anticipated claim for 2015. NSP-Wisconsin is not expected to accrue any income tax expense related to this adjustment. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). During the second quarter of 2016 the IRS audit team presented their case to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns expires in December 2016 following an extension to allow additional time for the Appeals process. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of June 30, 2016, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2016, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2011. As of June 30, 2016, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2016	Dec. 31, 2015
Unrecognized tax benefit — Permanent tax positions	$0.3	$0.2
Unrecognized tax benefit — Temporary tax positions	4.4	4.3
Total unrecognized tax benefit	$4.7	$4.5

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2016	Dec. 31, 2015
NOL and tax credit carryforwards	$(1.0)	$(0.9)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals and audit progress and state audits resume. As the IRS Appeals and audit progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2016 and Dec. 31, 2015 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2016 or Dec. 31, 2015.

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

Pending Regulatory Proceedings — Public Service Commission of Wisconsin (PSCW)

Wisconsin 2017 Electric and Gas Rate Case — In April 2016, NSP-Wisconsin filed a request with the PSCW for an increase in annual electric rates of $17.4 million, or 2.4 percent, and an increase in natural gas rates by $4.8 million, or 3.9 percent, effective January 2017.

The following table outlines the filed request:

Electric Rate Request (Millions of Dollars)	Request
Rate base investments	$11.0
Generation and transmission expenses (excluding fuel and purchased power)	6.8
Fuel and purchased power expenses	11.0
Subtotal	28.8
2015 fuel refund (a)	(9.5)
Department of Energy settlement refund	(1.9)
Total electric rate increase	$17.4

(a)
In July 2016, the PSCW required NSP-Wisconsin to return the 2015 fuel refund directly to customers, rather than using it to offset the proposed 2017 rate increase, as originally proposed by NSP-Wisconsin. This decision effectively increases NSP-Wisconsin’s requested electric rate increase to $26.9 million, or 3.8 percent.

The electric rate request is for the limited purpose of recovering increases in (1) generation and transmission fixed charges and fuel and purchased power expenses related to the interchange agreement with NSP-Minnesota, and (2) costs associated with forecasted average rate base of $1.188 billion in 2017.

The natural gas rate request is for the limited purpose of recovering expenses related to the ongoing environmental remediation of a former manufactured gas plant (MGP) site and adjacent area in Ashland, Wis.

No changes are being requested to the capital structure or the 10.0 percent return on equity (ROE) authorized by the PSCW in the 2016 rate case. As part of an agreement with stakeholders to limit the size and scope of the case, NSP-Wisconsin also agreed to an earnings cap, solely for 2017, in which 100 percent of the earnings in excess of the authorized ROE would be refunded to customers.

Key dates in the procedural schedule are as follows:

•	Staff and intervenor direct testimony — Aug. 12, 2016;

•	Rebuttal testimony — Aug. 26, 2016;

•	Surrebuttal testimony — Sept. 2, 2016;

•	Hearing — Sept. 7, 2016;

•	Initial brief due — Sept. 21, 2016;

•	Reply brief due — Sept. 28, 2016; and

•	A final PSCW decision is anticipated in the fourth quarter of 2016 with final rates effective in January 2017.

Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Nuclear Project Prudence Investigation — In 2013, NSP-Minnesota completed the Monticello life cycle management (LCM)/extended power uprate (EPU) project. The multi-year project extended the life of the facility and increased the capacity from 600 to 671 megawatts (MW) in 2015. The Monticello LCM/EPU project expenditures were approximately $665 million. Total capitalized costs were approximately $748 million, which includes allowance for funds used during construction (AFUDC). In 2008, project expenditures were initially estimated at approximately $320 million, excluding AFUDC.

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

In December 2015, an administrative law judge (ALJ) initial decision recommended the FERC approve a ROE of 10.32 percent. A FERC order is expected to be issued in late 2016 or in 2017.

In February 2015, a second complaint was filed seeking to reduce the MISO region ROE from 12.38 percent to 8.67 percent, prior to any adder.  The FERC set the second complaint for hearings, and established a refund effective date of Feb. 12, 2015. The MPUC, the North Dakota Public Service Commission, the South Dakota Public Utilities Commission and the Minnesota Department of Commerce (DOC) joined a joint complainant/intervenor initial brief recommending an ROE of either 8.82 percent or 8.81 percent. FERC staff recommended a ROE of 8.78 percent. The MISO TOs recommended a ROE of 10.92 percent. On June 30, 2016, the ALJ issued an initial decision recommending a ROE of 9.7 percent, the midpoint of the upper half of the discounted cash flow (DCF) range, with refunds for the 15 month period beginning Feb. 12, 2015. A FERC decision is expected in 2017.

FERC approved of a 50 basis point ROE adder for RTO membership, effective Jan. 6, 2015, subject to the outcome of the ROE complaint. Under FERC policy, the total ROE including the RTO membership adder cannot exceed the top of the DCF range.

NSP-Minnesota has recorded a current liability representing the best estimate of a refund obligation associated with the new ROE, including the RTO membership adder, as of June 30, 2016. The new FERC ROE methodology is estimated to reduce transmission revenue, net of expense, between $8 million and $10 million, annually, for the NSP System.

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

Guarantees

NSP-Wisconsin provides a guarantee for payment of customer loans related to NSP-Wisconsin’s farm rewiring program. NSP-Wisconsin’s exposure under the guarantee is based upon the net liability under the agreement. The guarantee issued by NSP-Wisconsin limits its exposure to a maximum amount stated in the guarantee. The guarantee contains no recourse provisions and requires no collateral. These agreements have expiration dates through 2020.

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	June 30, 2016	Dec. 31, 2015
Guarantee issued and outstanding	$1.0	$1.0
Current exposure under this guarantee	0.1	0.1

Environmental Contingency

Ashland MGP Site — NSP-Wisconsin has been named a potentially responsible party for contamination at a site in Ashland, Wis. The Ashland/Northern States Power Lakefront Superfund Site (the Site) includes property owned by NSP-Wisconsin, previously operated as a MGP facility (the Upper Bluff), and two other properties: an adjacent city lakeshore park area (Kreher Park); and an area of Lake Superior’s Chequamegon Bay adjoining the park (the Sediments).

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

In 2012, under a settlement agreement, NSP-Wisconsin agreed to perform the remediation of the Phase I Project Area (which includes the Upper Bluff and Kreher Park areas of the Site). The excavation and containment remedies are complete, and a long-term groundwater pump and treatment program is now underway. The final design was approved by the EPA in 2015. The current cost estimate for the cleanup of the Phase I Project Area is approximately $71.4 million, of which approximately $51.8 million has already been spent.

Negotiations are ongoing between the EPA and NSP-Wisconsin regarding who will pay for or perform the cleanup of the Sediments and which remedy will be implemented. The EPA’s ROD includes estimates that the cost of the Hybrid Remedy is between $63 million and $77 million, with a potential deviation in such estimated costs of up to 50 percent higher or 30 percent lower. NSP-Wisconsin believes the Hybrid Remedy is not safe or feasible to implement. In 2015, NSP-Wisconsin constructed a breakwater at the site to serve as wave attenuation and containment for a wet dredge pilot study and full scale sediment remedy at the site. Equipment mobilization for the wet dredge pilot study commenced in April 2016. The pilot study is expected to conclude in late summer of 2016. The EPA will then determine whether NSP-Wisconsin can perform extended pilot work into early fall of 2016 and whether a full scale wet dredge remedy of the Sediments may be performed beginning as early as 2017.

At June 30, 2016 and Dec. 31, 2015, NSP-Wisconsin had recorded a liability of $95.0 million and $94.4 million, respectively, for the Site based upon potential remediation and design costs together with estimated outside legal and consultant costs; of which $18.7 million and $17.0 million, respectively, were considered a current liability. NSP-Wisconsin’s potential liability, the actual cost of remediation and the timing of expenditures are subject to change. NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the remediation cost of the entire site.

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

Employment, Tort and Commercial Litigation

Gas Trading Litigation — e prime, inc. (e prime) is a wholly owned subsidiary of Xcel Energy.  e prime was in the business of natural gas trading and marketing, but has not engaged in natural gas trading or marketing activities since 2003.  Thirteen lawsuits were commenced against e prime and Xcel Energy (and NSP-Wisconsin, in two instances) between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. Five of the cases have since been settled and seven have been dismissed.  One multi-district litigation (MDL) matter remains and it consists of a Colorado class (Breckenridge), a Wisconsin class (NSP-Wisconsin), a Kansas class, and two other cases identified as “Sinclair Oil” and “Farmland.” In May 2016, the MDL judge granted summary judgment dismissing defendants from the Farmland lawsuit. e prime and Xcel Energy have filed a motion seeking clarification that this order includes them. This motion is currently pending. The e prime defendants recently filed a summary judgment motion in the Colorado class lawsuit (Breckenridge) and oppositions to class certifications in all the class actions. Trial dates have not yet been set, but are not expected to occur prior to early 2017. Xcel Energy, NSP-Wisconsin and e prime have concluded that a loss is remote.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2016	Year Ended Dec. 31, 2015
Borrowing limit	$150	$150
Amount outstanding at period end	8	10
Average amount outstanding	7	39
Maximum amount outstanding	21	122
Weighted average interest rate, computed on a daily basis	0.65%	0.44%
Weighted average interest rate at period end	0.65	0.70

Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2016 and Dec. 31, 2015, there were no letters of credit outstanding.

Credit Facility — In order to use its commercial paper program, NSP-Wisconsin must have a credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available credit facility capacity. The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

At June 30, 2016, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150	$8	$142

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at June 30, 2016 and Dec. 31, 2015.

Amended Credit Agreements - In June 2016, NSP-Wisconsin entered into an amended five-year credit agreement with a syndicate of banks. The total borrowing limit under the amended credit agreement remained at $150 million. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with the following exceptions:

•	The maturity extended from October 2019 to June 2021.

•
The Eurodollar borrowing margins on these lines of credit were reduced to a range of 75 to 150 basis points per year, from a range of 87.5 to 175 basis points per year, based upon applicable long-term credit ratings.

•
The commitment fees, calculated on the unused portion of the lines of credit, were reduced to a range of 6 to 22.5 basis points per year, from a range of 7.5 to 27.5 basis points per year, also based on applicable long-term credit ratings.

NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one-year period, subject to majority bank group approval.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	June 30, 2016	Dec. 31, 2015
Notes payable to affiliates	$0.5	$0.5
Weighted average interest rate at period end	0.81%	0.87%

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

At June 30, 2016, accumulated other comprehensive loss related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.

The following table details the gross notional amounts of commodity options at June 30, 2016 and Dec. 31, 2015:

(Amounts in Thousands) (a)(b)	June 30, 2016	Dec. 31, 2015
Million British thermal units of natural gas	1	388

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended June 30, 2016 and 2015, and $0.1 million of net losses reclassified from accumulated other comprehensive loss into earnings during the six months ended June 30, 2016 and 2015.

During the three and six months ended June 30, 2016, changes in the fair value of natural gas commodity derivatives resulted in $0.1 million of net gains and $0.1 million of net losses recognized as regulatory assets and liabilities, respectively. For the three and six months ended June 30, 2015, changes in the fair value of natural gas commodity derivatives resulted in immaterial net losses recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement losses of $0.6 million and gains of $1.0 million were recognized for the six months ended June 30, 2016 and 2015, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate. There were immaterial natural gas commodity derivatives settlement losses recognized during the three months ended June 30, 2016 and 2015, respectively.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2016 and 2015. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Consideration of Credit Risk and Concentrations — NSP-Wisconsin monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions. Given this assessment, as well as an assessment of the impact of NSP-Wisconsin’s own credit risk when determining the fair value of derivative liabilities, the impact of considering credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.

NSP-Wisconsin employs additional credit risk control mechanisms, such as letters of credit, parental guarantees, standardized master netting agreements and termination provisions that allow for offsetting of positive and negative exposures. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.

Recurring Fair Value Measurements — The following tables present for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2016
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$151	$—	$151	$—	$151

	Dec. 31, 2015
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (c)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$15	$—	$15	$(11)	$4
Total current derivative assets	$—	$15	$—	$15	$(11)	$4
Current derivative liabilities
Natural gas commodity	$—	$194	$—	$194	$(11)	$183
Total current derivative liabilities	$—	$194	$—	$194	$(11)	$183

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2016 and Dec. 31, 2015.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in other current assets balance of $2.4 million at June 30, 2016, in the consolidated balance sheets.

(c)	Included in other current assets balance of $2.4 million and other current liabilities balance of $15.8 million at Dec. 31, 2015, in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of June 30, 2016 and Dec. 31, 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2016		Dec. 31, 2015
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (a)	$662,782	$787,823	$662,449	$742,565

(a)
Amounts reflect the classification of debt issuance costs as a deduction from the carrying amount of the related debt. See Note 2, Accounting Pronouncements for more information on the adoption of ASU 2015-03.

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2016 and Dec. 31, 2015, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2016	2015	2016	2015
Interest income (expense)	$14	$(9)	$138	$288
Other nonoperating income	108	69	266	130
Insurance policy (expense) income	(42)	(23)	128	(129)
Other nonoperating expense	(3)	(2)	(6)	(5)
Other income, net	$77	$35	$526	$284

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2016
Operating revenues (a)	$202,879	$16,005	$289	$—	$219,173
Intersegment revenues	98	122	—	(220)	—
Total revenues	$202,977	$16,127	$289	$(220)	$219,173
Net income (loss)	$15,098	$(2,465)	$(8)	$—	$12,625

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2015
Operating revenues (a)	$199,621	$16,889	$303	$—	$216,813
Intersegment revenues	98	73	—	(171)	—
Total revenues	$199,719	$16,962	$303	$(171)	$216,813
Net income (loss)	$13,787	$(1,074)	$(201)	$—	$12,512

(a)	Operating revenues include $43 million and $33 million of affiliate electric revenue for the three months ended June 30, 2016 and 2015, respectively.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2016
Operating revenues (a)	$414,403	$59,025	$595	$—	$474,023
Intersegment revenues	207	202	—	(409)	—
Total revenues	$414,610	$59,227	$595	$(409)	$474,023
Net income	$26,599	$3,627	$30	$—	$30,256

(Thousands of Dollars)	Regulated Electric		Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2015
Operating revenues (a)	$409,905		$80,185	$683	$—	$490,773
Intersegment revenues	207		298	—	(505)	—
Total revenues	$410,112		$80,483	$683	$(505)	$490,773
Net income (loss)	$29,301	(b)	$5,707	$(229)	$—	$34,779

(a)	Operating revenues include $84 million and $78 million of affiliate electric revenue for the six months ended June 30, 2016 and 2015, respectively.

(b)	Includes a net of tax charge related to the Monticello LCM/EPU project. See Note 5.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1,104	$1,190	$6	$7
Interest cost	1,704	1,630	163	163
Expected return on plan assets	(2,289)	(2,371)	(6)	(7)
Amortization of prior service cost (credit)	28	28	(88)	(88)
Amortization of net loss	1,348	1,701	83	114
Net benefit cost recognized for financial reporting	$1,895	$2,178	$158	$189

	Six Months Ended June 30
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,208	$2,380	$12	$14
Interest cost	3,408	3,260	326	326
Expected return on plan assets	(4,578)	(4,742)	(12)	(15)
Amortization of prior service cost (credit)	56	56	(176)	(176)
Amortization of net loss	2,696	3,402	166	228
Net benefit cost recognized for financial reporting	$3,790	$4,356	$316	$377

In January 2016, contributions of $125.0 million were made across four of Xcel Energy’s pension plans, of which $7.4 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2016.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2016 and 2015 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Accumulated other comprehensive loss at April 1	$(190)	$(266)
Losses reclassified from net accumulated other comprehensive loss	19	19
Net current period other comprehensive income	19	19
Accumulated other comprehensive loss at June 30	$(171)	$(247)

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Accumulated other comprehensive loss at Jan. 1	$(209)	$(285)
Losses reclassified from net accumulated other comprehensive loss	38	38
Net current period other comprehensive income	38	38
Accumulated other comprehensive loss at June 30	$(171)	$(247)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
Losses on cash flow hedges:
Interest rate derivatives	$31	(a)	$31	(a)
Total, pre-tax	31		31
Tax benefit	(12)		(12)
Total amounts reclassified, net of tax	$19		$19

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Losses on cash flow hedges:
Interest rate derivatives	$63	(a)	$63	(a)
Total, pre-tax	63		63
Tax benefit	(25)		(25)
Total amounts reclassified, net of tax	$38		$38

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Wisconsin’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2015 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2016), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

NSP-Wisconsin’s net income was $30.3 million for the six months ended June 30, 2016 compared with $34.8 million for the same period in 2015. The impact of the 2015 Monticello LCM/EPU project loss along with higher electric margins primarily driven by an electric rate increase were more than offset by higher O&M expenses and depreciation. See Note 5 to the consolidated financial statements for further discussion of the Monticello LCM/EPU project loss.

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

	Six Months Ended June 30
(Millions of Dollars)	2016	2015
Electric revenues	$414	$410
Electric fuel and purchased power	(213)	(219)
Electric margin	$201	$191

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended
June 30:

Electric Revenues

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (Wisconsin and Michigan)	$16
Interchange agreement billings with NSP-Minnesota	6
Fuel and purchased power cost recovery	(16)
Other, net	(2)
Total increase in electric revenues	$4

Electric Margin

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (Wisconsin and Michigan)	$16
Fuel cost recovery	(4)
Other, net	(2)
Total increase in electric margin	$10

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2016	2015
Natural gas revenues	$59	$80
Cost of natural gas sold and transported	(30)	(51)
Natural gas margin	$29	$29

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2016 vs. 2015
Purchased natural gas adjustment clause recovery	$(21)
Estimated impact of weather	(2)
Retail rate increases	2
Total decrease in natural gas revenues	$(21)

Natural Gas Margin

(Millions of Dollars)	2016 vs. 2015
Estimated impact of weather	$(2)
Retail rate increases	2
Total change in natural gas margin	$—

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $11.3 million, or 12.9 percent, for the six months ended June 30, 2016 compared with the same period in 2015. The increase was primarily due to interchange agreement billings with NSP-Minnesota related to timing of transmission projects.

Depreciation and Amortization — Depreciation and amortization increased $4.3 million, or 9.8 percent, for the six months ended June 30, 2016 compared with the same period in 2015. The increase was primarily attributable to capital investments.

Income Taxes — Income tax expense decreased $1.8 million for the six months ended June 30, 2016 compared with the same period in 2015. The decrease in income tax expense was primarily due to lower pretax earnings in 2016 partially offset by decreased permanent plant-related adjustments (e.g., AFUDC-equity) in 2016. The ETR was 38.3 percent for the six months ended June 30, 2016 compared with 37.1 percent for the same period in 2015. The higher ETR in 2016 is primarily due to the adjustments referenced above.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1. of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2015, and Public Utility Regulation included in Item 2 of NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

NSP System Resource Plans — In January 2015, NSP-Minnesota filed its 2016-2030 Integrated Resource Plan (the Plan) with the MPUC.

Subsequently, NSP-Minnesota proposed revisions to the Plan, which addressed stakeholder recommendations as well as the Clean Power Plan (CPP) issued by the EPA. The revised Plan is based on four primary elements: (1) accelerate the transition from coal energy to renewables, (2) preserve regional system reliability, (3) pursue energy efficiency gains and grid modernization, and (4) ensure customer benefits. The provisions included in the Plan would allow for a 60 percent reduction in carbon emissions from 2005 levels by 2030 and is expected to result in 63 percent of NSP System energy being carbon-free by 2030. NSP-Minnesota believes its Plan provides substantial opportunities for the ownership of renewable generation and replacement cost generation.

Specific terms of the proposal include:

•	The addition of 800 MW of wind and 400 MW of utility scale solar to the pre-2020 time-frame;

•	The addition of 1000 MW of wind and 1000 MW of utility scale solar between 2020-2030;

•	The retirement of Sherco Unit 2 in 2023 and Sherco Unit 1 in 2026;

•	The addition of a 230 MW natural gas combustion turbine in North Dakota by the end of 2025;

•	Replacement of Sherco coal generation with a 786 MW natural gas combined cycle unit at the Sherco site no later than 2026; and

•	Operation of the Monticello and PI nuclear plants through their current license periods in the early 2030’s.

In January 2016, NSP-Minnesota filed supplemental economic and technical information in support of its revised Plan. Additionally, NSP-Minnesota addressed forecasted cost increases at PI (through end of licensed life) and committed to provide additional information if the MPUC wishes to further explore alternatives to operating PI through its current license periods. In July 2016, the DOC submitted its comments, which:

•	Concluded NSP-Minnesota's revised Plan is the most cost-effective after analyzing alternative retirement scenarios for Sherco Units 1 and 2 and a possible retirement of the King plant;

•	Recommended a separate detailed analysis of early PI retirement;

•	Recommended no additional solar beyond the community solar gardens program for the first five years; and

•	Recommended adding up to 1,000 MW of wind by 2019.

The MPUC is expected to make a decision on the Plan in late 2016.

2015 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the year ended Dec. 31, 2015 were lower than authorized in rates and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules, primarily due to lower load as a result of mild weather, lower natural gas prices and lower purchased power prices in the MISO market. NSP-Wisconsin recorded a deferral of approximately $9.2 million through Dec. 31, 2015. In July 2016, the PSCW required NSP-Wisconsin to provide a direct refund of $9.5 million to customers. Accordingly, NSP-Wisconsin plans to apply the refund to customer bills based on usage in September 2016.

2016 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the six months ended June 30, 2016 were lower than authorized in rates and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules, primarily due to lower sales volume and lower purchased power costs coupled with moderate weather. Under the fuel cost recovery rules, NSP-Wisconsin may retain the amount of over-recovery up to two percent of authorized annual fuel costs, or approximately $3.5 million. However, NSP-Wisconsin must defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers. Accordingly, NSP-Wisconsin recorded a deferral of approximately $3.3 million through June 30, 2016. The amount of the deferral could increase or decrease based on actual fuel costs incurred for the remainder of the year. In the first quarter of 2017, NSP-Wisconsin will file a reconciliation of 2016 fuel costs with the PSCW. The amount of any potential refund is subject to review and approval by the PSCW, which is not expected until mid-2017.

Summary of Recent Federal Regulatory Developments

The Pipeline and Hazardous Materials Safety Administration

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act (Pipeline Safety Act) requires additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas.  The DOT Pipeline and Hazardous Materials Safety Administration (PHMSA) recently released proposed rules that address this verification requirement along with a number of other significant changes to gas transmission regulations.  These changes include requirements around use of automatic or remote-controlled shut-off valves; testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also includes a maximum penalty for violating pipeline safety rules of $2 million per day for related violations.

NSP-Wisconsin recently commented on the proposed rules and continues to analyze the proposed rule changes as they relate to costs, current operations and financial results.  PHMSA has indicated that they intend for the rules to go into effect in late 2016.

NSP-Wisconsin has been taking actions that were intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective.  While NSP-Wisconsin cannot predict the ultimate impact Pipeline Safety Act will have on its costs, operations or financial results, it is taking actions that are intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective.

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2015 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Order, New ROE Policy — The FERC has adopted a new two-step ROE methodology for electric utilities. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. Two complaints against the MISO TOs, including NSP-Minnesota and NSP-Wisconsin, are pending FERC action after issuance of initial decisions by ALJs in December 2015 and June 2016, respectively. FERC is not expected to issue orders in any of the litigated ROE complaint proceedings until later in 2016 or 2017. See Note 5 to the consolidated financial statements for discussion of the MISO ROE Complaints.

Formula Rate Treatment of Accumulated Deferred Income Taxes (ADIT) — In 2015, the MISO TOs, including NSP-Minnesota and NSP-Wisconsin filed separate changes to their transmission formula rates to modify the treatment of ADIT to comply with IRS guidance regarding how ADIT must be reflected in formula rates using future test years and a true-up. The filings were intended to ensure that NSP-Minnesota and NSP-Wisconsin are in compliance with IRS rules and may continue to use accelerated tax depreciation. In December 2015, the FERC partially accepted the proposed NSP-Minnesota and NSP-Wisconsin transmission formula rate changes, but rejected the changes regarding the treatment of ADIT in the formula rate true-up. NSP-Minnesota and NSP-Wisconsin sought clarification or rehearing of the FERC order partially rejecting the NSP System filing. FERC action on the NSP-Minnesota and NSP-Wisconsin request for clarification remains pending.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2016, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Effective January 2016, NSP-Wisconsin implemented the general ledger modules of a new enterprise resource planning (ERP) system to improve certain financial and related transaction processes. During 2016 and 2017, NSP-Wisconsin will continue implementing additional modules and expects to begin conversion of existing work management systems to this new ERP system. In connection with this ongoing implementation, NSP-Wisconsin has updated and will continue updating its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. NSP-Wisconsin does not expect the implementation of the additional modules to materially affect its internal control over financial reporting.

No changes in NSP-Wisconsin’s internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting.

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

Item 4 — MINE SAFETY DISCLOSURES

None.

Item 5 — OTHER INFORMATION

None.

Item 6 — EXHIBITS

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) dated Jan. 21, 2004).
3.02*	By-Laws of Northern States Power Co. (a Wisconsin corporation) as Amended and Restated on Sept. 26, 2013. (Exhibit 3.02 to Form 10-Q/A for the quarter ended Sept. 30, 2013 (file no. 001-03140)).
10.01*+	Fifth Amendment dated May 3, 2016 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.01 to Form 10-Q of Xcel Energy dated Aug. 4, 2016 (file no. 001-03034)).
10.02*
Second Amended and Restated Credit Agreement, dated as of June 20, 2016 among NSP-Wisconsin, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agents. (Exhibit 99.05 to Form 8-K of Xcel Energy, dated June 20, 2016 (file no. 001-03034)).

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
101
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

Aug. 4, 2016	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)