Form 10-Q
period 2016-09-30
NORTHERN STATES POWER CO /WI/
filed 2016-10-31
CIK 72909

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 31, 2016
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2016	2015	2016	2015
Operating revenues
Electric	$232,216	$224,666	$646,619	$634,571
Natural gas	13,646	11,088	72,671	91,273
Other	282	407	877	1,090
Total operating revenues	246,144	236,161	720,167	726,934

Operating expenses
Electric fuel and purchased power, non-affiliates	4,238	2,624	11,870	5,066
Purchased power, affiliates	105,734	102,297	311,301	318,542
Cost of natural gas sold and transported	6,081	4,375	35,964	54,933
Operating and maintenance expenses	49,235	46,292	148,370	134,126
Conservation program expenses	3,308	2,977	9,468	8,821
Depreciation and amortization	24,700	23,019	72,869	66,908
Taxes (other than income taxes)	6,506	7,045	20,757	21,151
Loss on Monticello life cycle management/extended power uprate project	—	—	—	5,237
Total operating expenses	199,802	188,629	610,599	614,784

Operating income	46,342	47,532	109,568	112,150

Other (expense) income, net	(102)	100	424	384
Allowance for funds used during construction — equity	1,241	1,929	2,969	5,926

Interest charges and financing costs
Interest charges — includes other financing costs of $465, $461, $1,388 and $1,273, respectively	8,613	8,625	25,800	24,152
Allowance for funds used during construction — debt	(525)	(931)	(1,264)	(2,865)
Total interest charges and financing costs	8,088	7,694	24,536	21,287

Income before income taxes	39,393	41,867	88,425	97,173
Income taxes	15,172	15,635	33,948	36,162
Net income	$24,221	$26,232	$54,477	$61,011

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2016	2015	2016	2015
Net income	$24,221	$26,232	$54,477	$61,011
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $13, $13, $38 and $37, respectively	19	19	57	57
Other comprehensive income	19	19	57	57
Comprehensive income	$24,240	$26,251	$54,534	$61,068

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2016	2015
Operating activities
Net income	$54,477	$61,011
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	74,014	67,936
Deferred income taxes	27,769	38,595
Amortization of investment tax credits	(396)	(396)
Allowance for equity funds used during construction	(2,969)	(5,926)
Loss on Monticello life cycle management/extended power uprate project	—	5,237
Net derivative losses	112	338
Changes in operating assets and liabilities:
Accounts receivable	9,394	10,026
Accrued unbilled revenues	8,203	12,657
Inventories	1,290	2,847
Other current assets	7,791	14,471
Accounts payable	11,946	(25,023)
Net regulatory assets and liabilities	(10,256)	(13,962)
Other current liabilities	1,523	5,948
Pension and other employee benefit obligations	(6,256)	(3,931)
Change in other noncurrent assets	(402)	11
Change in other noncurrent liabilities	1,918	595
Net cash provided by operating activities	178,158	170,434

Investing activities
Utility capital/construction expenditures	(138,616)	(171,586)
Allowance for equity funds used during construction	2,969	5,926
Other, net	781	(90)
Net cash used in investing activities	(134,866)	(165,750)

Financing activities
Repayments of short-term borrowings, net	(6,000)	(78,000)
Proceeds from issuance of long-term debt	—	98,038
Repayments of long-term debt	(44)	—
Capital contributions from parent	1,108	25,060
Dividends paid to parent	(38,414)	(40,265)
Net cash (used in) provided by financing activities	(43,350)	4,833

Net change in cash and cash equivalents	(58)	9,517
Cash and cash equivalents at beginning of period	1,079	1,285
Cash and cash equivalents at end of period	$1,021	$10,802

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(21,692)	$(18,647)
Cash (paid) received for income taxes, net	(2,298)	9,662
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$16,011	$13,520

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2016	Dec. 31, 2015
Assets
Current assets
Cash and cash equivalents	$1,021	$1,079
Accounts receivable, net	47,811	56,378
Accrued unbilled revenues	39,495	47,698
Inventories	20,269	21,559
Regulatory assets	13,567	16,146
Prepaid taxes	17,495	25,976
Deferred income taxes	7,671	3,138
Prepayments and other	3,187	2,387
Total current assets	150,516	174,361

Property, plant and equipment, net	1,901,696	1,828,079

Other assets
Regulatory assets	292,969	289,196
Other investments	3,259	4,042
Other	471	67
Total other assets	296,699	293,305
Total assets	$2,348,911	$2,295,745

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,138	$1,131
Short-term debt	4,000	10,000
Notes payable to affiliates	500	500
Accounts payable	38,153	34,317
Accounts payable to affiliates	30,386	24,538
Dividends payable to parent	14,687	15,322
Regulatory liabilities	17,546	11,781
Environmental liabilities	16,366	17,155
Accrued interest	9,615	7,945
Other	13,226	15,778
Total current liabilities	145,617	138,467

Deferred credits and other liabilities
Deferred income taxes	428,051	393,569
Deferred investment tax credits	8,164	8,560
Regulatory liabilities	146,247	141,289
Environmental liabilities	68,419	77,441
Customer advances	19,678	18,480
Pension and employee benefit obligations	43,461	49,889
Other	16,858	16,347
Total deferred credits and other liabilities	730,878	705,575

Commitments and contingencies
Capitalization
Long-term debt	661,796	661,318
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Sept. 30, 2016 and Dec. 31, 2015, respectively	93,300	93,300
Additional paid in capital	398,033	394,553
Retained earnings	319,439	302,741
Accumulated other comprehensive loss	(152)	(209)
Total common stockholder’s equity	810,620	790,385
Total liabilities and equity	$2,348,911	$2,295,745

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2016 and Dec. 31, 2015; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2016 and 2015; and its cash flows for the nine months ended Sept. 30, 2016 and 2015. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2016 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2015 balance sheet information has been derived from the audited 2015 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2015. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2015, filed with the SEC on Feb. 22, 2016. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Accounts receivable, net (a)
Accounts receivable	$52,270	$61,506
Less allowance for bad debts	(4,459)	(5,128)
	$47,811	$56,378

(Thousands of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Inventories
Materials and supplies	$7,100	$6,785
Fuel	4,887	6,528
Natural gas	8,282	8,246
	$20,269	$21,559

(Thousands of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Property, plant and equipment, net
Electric plant	$2,471,420	$2,411,562
Natural gas plant	285,829	275,376
Common and other property	134,988	132,329
Construction work in progress	117,543	65,755
Total property, plant and equipment	3,009,780	2,885,022
Less accumulated depreciation	(1,108,084)	(1,056,943)
	$1,901,696	$1,828,079

(a)	Accounts receivable, net includes an immaterial amount due from affiliates as of Sept. 30, 2016 and Dec. 31, 2015, respectively.

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. As of Sept. 30, 2016, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, the 2013 through 2014 claims, and the anticipated claim for 2015. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In 2016 the IRS audit team and Xcel Energy presented their case to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns, following extensions, expires in June 2017. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of the IRS's proposed adjustment of the carryback claims. NSP-Wisconsin is not expected to accrue any income tax expense related to this adjustment. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of Sept. 30, 2016, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2016, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2012. In August 2016, Wisconsin began an audit of years 2012 and 2013. As of Sept. 30, 2016, Wisconsin had not proposed any adjustments, and there were no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Unrecognized tax benefit — Permanent tax positions	$0.3	$0.2
Unrecognized tax benefit — Temporary tax positions	5.0	4.3
Total unrecognized tax benefit	$5.3	$4.5

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2016	Dec. 31, 2015
NOL and tax credit carryforwards	$(1.1)	$(0.9)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals and audit progress, the Wisconsin audit progresses, and other state audits resume. As the IRS Appeals and IRS and Wisconsin audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2 million.

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

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2015, and in Note 5 to NSP-Wisconsin's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

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

In August 2016, the PSCW Staff (Staff) and the intervenors filed their direct testimony in the case. The Staff recommended an electric rate increase of $19.5 million, or 2.7 percent and a natural gas rate increase of $4.8 million, or 3.9 percent. The Staff adjustments reflect revisions to previously forecasted rate base as well as fuel and purchased power expense. The Staff’s recommended rate increase also encompasses the PSCW’s July 2016 decision to remove the $9.5 million fuel refund credit from the rate case and refund that amount directly to customers in 2016. Adjusting for the treatment of the fuel refund, the Staff’s recommendation is $7.4 million less than NSP-Wisconsin’s request.

On Oct. 26, 2016, the PSCW verbally approved an electric rate increase of approximately $22.5 million, or 3.2 percent, and a natural gas rate increase of $4.8 million, or 3.9 percent. The difference between the Staff’s recommendation and the PSCW’s approved electric increase is attributable to an increase in forecasted fuel and purchased power expense. Consistent with long-standing PSCW policy, these costs were updated prior to the PSCW’s decision to reflect current market forecasts. The PSCW approved NSP-Wisconsin’s requested natural gas rate increase consistent with the Staff’s recommendation.

The major components of the retail electric rate increase, the Staff’s recommendation, and the PSCW’s approval are summarized below:

Electric Rate Request (Millions of Dollars)	NSP-Wisconsin Request	Staff Recommendation	Final Decision
Rate base investments	$11.0	$7.6	7.6
Generation and transmission expenses (excluding fuel and purchased power) (a)	6.8	6.1	6.1
Fuel and purchased power expenses	11.0	7.7	10.7
Subtotal	28.8	21.4	24.4
2015 fuel refund (b)	(9.5)	—	—
Department of Energy settlement refund	(1.9)	(1.9)	(1.9)
Total electric rate increase	$17.4	$19.5	$22.5

(a)
Includes Interchange Agreement billings. The Interchange Agreement is a Federal Energy Regulatory Commission (FERC) tariff under which NSP-Wisconsin and its affiliate, NSP-Minnesota, own and operate a single integrated electric generation and transmission system and both companies pay a pro-rata share of system capital and operating costs. For financial reporting purposes, these expenses are included in operating and maintenance (O&M).

(b)
In July 2016, the PSCW required NSP-Wisconsin to return the 2015 fuel refund directly to customers, rather than using it to offset the proposed 2017 rate increase, as originally proposed by NSP-Wisconsin. This decision, when combined with the increase in forecasted fuel and purchased power expense, effectively increases NSP-Wisconsin’s requested electric rate increase to $29.9 million, or 4.2 percent.

NSP-Wisconsin anticipates a final written order later this year, with new rates effective on Jan. 1, 2017.

Pending Regulatory Proceedings - Michigan Public Service Commission (MPSC)

Michigan 2017 Natural Gas Rate Case — In October 2016, NSP-Wisconsin filed a request with the MPSC to increase base rates for natural gas service by approximately $347 thousand annually, or 6.5 percent. The filing was based on a 2017 forecast test year, a 10.2 percent ROE, an equity ratio of 52.56 percent and a forecasted average rate base of approximately $6.4 million. The primary driver of the requested increase is investment in natural gas distribution infrastructure, mainly in conjunction with the company’s Distribution Integrity Management Program (DIMP). NSP-Wisconsin also proposed an Infrastructure Cost Recovery Mechanism (ICRM) rate rider to recover ongoing costs associated with the DIMP. In addition, the filing requested recovery of approximately $129 thousand, or 2.4 percent, through the ICRM, beginning in January 2018.  Under the proposal, the ICRM rider would be adjusted annually.

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

In 2013, the MPUC initiated an investigation to determine whether the final costs for the Monticello LCM/EPU project were prudent. In March 2015, the MPUC voted to allow for full recovery, including a return, on $415 million of the total plant costs (inclusive of AFUDC), but only allow recovery of the remaining $333 million of costs with no return on this portion of the investment over the remaining life of the plant. As a result of these determinations, Xcel Energy recorded an estimated pre-tax loss of $129 million in the first quarter of 2015, after which the remaining book value of the Monticello project represented the present value of the estimated future cash flows. As NSP-Wisconsin shares in the costs of the Monticello plant through the Interchange Agreement with NSP-Minnesota, the MPUC decision also affects NSP-Wisconsin. NSP-Wisconsin’s portion of the $129 million pre-tax loss, recorded in the first quarter of 2015, was approximately $5 million.

Pending Regulatory Proceedings — FERC

Midcontinent Independent System Operator, Inc. (MISO) ROE Complaints/ROE Adder — In November 2013, a group of customers filed a complaint at the FERC against MISO transmission owners (TOs), including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, a prohibition on capital structures in excess of 50 percent equity, and the removal of ROE adders (including those for regional transmission organization (RTO) membership and for being an independent transmission company), effective Nov. 12, 2013.

In December 2015, an administrative law judge (ALJ) initial decision recommended the FERC approve a ROE of 10.32 percent, which the FERC upheld in an order issued on Sept. 28, 2016. This ROE is applicable for the 15 month refund period from Nov. 12, 2013 to Feb. 11, 2015, and prospectively from the date of the FERC order. The total prospective ROE is 10.82 percent, which includes a previously approved 50 basis point adder for RTO membership.

In February 2015, a second complaint seeking to reduce the MISO region ROE from 12.38 percent to 8.67 percent, prior to any adder was filed, which the FERC set for hearings, resulting in a second period of potential refund from Feb. 12, 2015 to May 11, 2016. The MPUC, the North Dakota Public Service Commission, the South Dakota Public Utilities Commission and the Minnesota Department of Commerce joined a joint complainant/intervenor initial brief recommending an ROE of approximately 8.81 percent. FERC staff recommended a ROE of 8.78 percent. The MISO TOs recommended a ROE of 10.92 percent. On June 30, 2016, the ALJ issued an initial decision recommending a ROE of 9.7 percent, the midpoint of the upper half of the discounted cash flow (DCF) range. A FERC decision is expected in 2017.

As of Sept. 30, 2016, NSP-Minnesota has recognized a current liability for the Nov. 12, 2013 to Feb. 11, 2015 complaint period based on the 10.32 percent ROE provided in the FERC order, as well as a current liability representing the best estimate of the final ROE for the second complaint period.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10 and 11 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2015, and in Note 6 to NSP-Wisconsin’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

Guarantees

NSP-Wisconsin provides a guarantee for payment of customer loans related to NSP-Wisconsin’s farm rewiring program. NSP-Wisconsin’s exposure under the guarantee is based upon the net liability under the agreement. The guarantee issued by NSP-Wisconsin has a stated maximum amount. The guarantee contains no recourse provisions and requires no collateral. These agreements have expiration dates through 2020.

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Guarantee issued and outstanding	$1.0	$1.0
Current exposure under this guarantee	0.1	0.1

Environmental Contingencies

Ashland MGP Site — NSP-Wisconsin has been named a potentially responsible party for contamination at a site in Ashland, Wis. The Ashland/Northern States Power Lakefront Superfund Site (the Site) includes NSP-Wisconsin property, previously operated as a MGP facility (the Upper Bluff), and two other properties: an adjacent city lakeshore park area (Kreher Park); and an area of Lake Superior’s Chequamegon Bay adjoining the park (the Sediments).

In 2012, under a settlement agreement with the United States Environmental Protection Agency (EPA), NSP-Wisconsin agreed to remediate the Phase I Project Area (which includes the Upper Bluff and Kreher Park areas of the Site). The current cost estimate for the cleanup of the Phase I Project Area is approximately $71.4 million, of which approximately $52.6 million has been spent.

NSP-Wisconsin performed a wet dredge pilot study in the summer of 2016 and demonstrated that a wet dredge remedy can meet the performance standards for remediation of the Sediments. As a result, the EPA authorized NSP-Wisconsin to extend the wet dredge pilot to additional areas of the Site. Settlement negotiations are ongoing between the EPA and NSP-Wisconsin regarding the performance of the full scale cleanup of the Sediments. If a court-approved settlement can be reached with the EPA, NSP-Wisconsin anticipates a full scale wet dredge remedy of the Sediments could be performed beginning as early as 2017, and potentially conclude by 2018.

At Sept. 30, 2016 and Dec. 31, 2015, NSP-Wisconsin had recorded a total liability of $84.6 million and $94.4 million, respectively, for the entire site. NSP-Wisconsin’s potential liability, the actual cost of remediation and the timing of expenditures are subject to change. NSP-Wisconsin also continues to work to identify and access state and federal funds to apply to the remediation cost.

NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation costs as a regulatory asset. The PSCW has consistently authorized NSP-Wisconsin rate recovery for all remediation costs incurred at the Site. In 2012, the PSCW agreed to allow NSP-Wisconsin to pre-collect certain costs, to amortize costs over a ten-year period, and to apply a three percent carrying cost to the unamortized regulatory asset. In April 2016, NSP-Wisconsin filed a limited natural gas rate case for recovery of additional expenses associated with remediating the Site. If approved, the annual recovery of MGP clean-up costs would increase from $7.6 million in 2016 to $12.4 million in 2017.

Cross-State Air Pollution Rule (CSAPR) — CSAPR addresses long range transport of particulate matter and ozone by requiring reductions in sulfur dioxide and nitrogen oxide (NOx) from utilities in the eastern half of the United States, including Wisconsin, using an emissions trading program.

CSAPR was adopted to address interstate emissions impacting downwind states’ attainment of the 1997 ozone National Ambient Air Quality Standard (NAAQS) and the 1997 and 2006 particulate NAAQS. As the EPA revises the NAAQS, it will consider whether to make any further reductions to CSAPR emission budgets and whether to change which states are included in the emissions trading program. In December 2015, the EPA proposed adjustments to CSAPR emission budgets which address attainment of the more stringent 2008 ozone NAAQS. The EPA adopted a final rule in September 2016 for the ozone season emission budget for NOx which did not materially impact NSP-Wisconsin.

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

The cases were consolidated in U.S. District Court in Nevada. Five of the cases have since been settled and seven have been dismissed.  One multi-district litigation (MDL) matter remains and it consists of a Colorado class (Breckenridge), a Wisconsin class (NSP-Wisconsin), a Kansas class, and two other cases identified as “Sinclair Oil” and “Farmland.” In May 2016, the MDL judge granted summary judgment dismissing defendants from the Farmland lawsuit. e prime and Xcel Energy have filed a motion seeking clarification that this order includes them. This motion is currently pending and is expected to be heard in December 2016. The e prime defendants filed a summary judgment motion in the Colorado class lawsuit (Breckenridge) and oppositions to class certifications in all the class actions, which is also expected to be heard in December 2016. Trial dates are not expected to occur prior to early 2017. Xcel Energy, NSP-Wisconsin and e prime have concluded that a loss is remote.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2016	Year Ended Dec. 31, 2015
Borrowing limit	$150	$150
Amount outstanding at period end	4	10
Average amount outstanding	6	39
Maximum amount outstanding	23	122
Weighted average interest rate, computed on a daily basis	0.60%	0.44%
Weighted average interest rate at period end	0.60	0.70

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

At Sept. 30, 2016, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150	$4	$146

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding commercial paper.

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

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	Sept. 30, 2016	Dec. 31, 2015
Notes payable to affiliates	$0.5	$0.5
Weighted average interest rate at period end	0.77%	0.87%

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

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the measurement date.  The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

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

The following table details the gross notional amounts of commodity options at Sept. 30, 2016 and Dec. 31, 2015:

(Amounts in Thousands) (a)(b)	Sept. 30, 2016	Dec. 31, 2015
Million British thermal units of natural gas	284	388

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended Sept. 30, 2016 and 2015, and $0.1 million of net losses reclassified from accumulated other comprehensive loss into earnings during the nine months ended Sept. 30, 2016 and 2015.

During the three and nine months ended Sept. 30, 2016, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.1 million and $0.2 million recognized as regulatory assets and liabilities, respectively. For the three and nine months ended Sept. 30, 2015, changes in the fair value of natural gas commodity derivatives resulted in immaterial and $0.1 million of net losses recognized as regulatory assets and liabilities, respectively. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement losses of $0.6 million and $1.0 million were recognized for the nine months ended Sept. 30, 2016 and 2015, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate. There were no natural gas commodity derivatives settlement losses recognized during the three months ended Sept. 30, 2016 and 2015, respectively.

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

Recurring Fair Value Measurements — The following tables present for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2016
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$114	$—	$114	$—	$114

	Dec. 31, 2015
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (c)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$15	$—	$15	$(11)	$4
Total current derivative assets	$—	$15	$—	$15	$(11)	$4
Current derivative liabilities
Natural gas commodity	$—	$194	$—	$194	$(11)	$183
Total current derivative liabilities	$—	$194	$—	$194	$(11)	$183

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

(b)	Included in other current assets balance of $3.2 million at Sept. 30, 2016, in the consolidated balance sheets.

(c)	Included in other current assets balance of $2.4 million and other current liabilities balance of $15.8 million at Dec. 31, 2015, in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of Sept. 30, 2016 and Dec. 31, 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2016		Dec. 31, 2015
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (a)	$662,934	$781,939	$662,449	$742,565

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

9.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2016	2015	2016	2015
Interest (expense) income	$(73)	$11	$65	$299
Other nonoperating income	33	72	299	202
Insurance policy (expense) income	(58)	20	70	(109)
Other nonoperating expense	(4)	(3)	(10)	(8)
Other (expense) income, net	$(102)	$100	$424	$384

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2016
Operating revenues (a)	$232,216	$13,646	$282	$—	$246,144
Intersegment revenues	110	97	—	(207)	—
Total revenues	$232,326	$13,743	$282	$(207)	$246,144
Net income (loss)	$25,459	$(1,201)	$(37)	$—	$24,221

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2015
Operating revenues (a)	$224,666	$11,088	$407	$—	$236,161
Intersegment revenues	101	177	—	(278)	—
Total revenues	$224,767	$11,265	$407	$(278)	$236,161
Net income (loss)	$28,285	$(1,993)	$(60)	$—	$26,232

(a)	Operating revenues include $44 million and $42 million of affiliate electric revenue for the three months ended Sept. 30, 2016 and 2015, respectively.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2016
Operating revenues (a)	$646,619	$72,671	$877	$—	$720,167
Intersegment revenues	317	299	—	(616)	—
Total revenues	$646,936	$72,970	$877	$(616)	$720,167
Net income	$52,058	$2,426	$(7)	$—	$54,477

(Thousands of Dollars)	Regulated Electric		Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2015
Operating revenues (a)	$634,571		$91,273	$1,090	$—	$726,934
Intersegment revenues	308		475	—	(783)	—
Total revenues	$634,879		$91,748	$1,090	$(783)	$726,934
Net income (loss)	$57,586	(b)	$3,714	$(289)	$—	$61,011

(a)	Operating revenues include $127 million and $121 million of affiliate electric revenue for the nine months ended Sept. 30, 2016 and 2015, respectively.

(b)	Includes a net of tax charge related to the Monticello LCM/EPU project. See Note 5.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1,104	$1,190	$6	$7
Interest cost	1,704	1,630	163	164
Expected return on plan assets	(2,289)	(2,371)	(6)	(8)
Amortization of prior service cost (credit)	28	27	(88)	(87)
Amortization of net loss	1,348	1,701	83	114
Net benefit cost recognized for financial reporting	$1,895	$2,177	$158	$190

	Nine Months Ended Sept. 30
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$3,312	$3,570	$18	$21
Interest cost	5,112	4,890	489	490
Expected return on plan assets	(6,867)	(7,113)	(18)	(23)
Amortization of prior service cost (credit)	84	83	(264)	(263)
Amortization of net loss	4,044	5,103	249	342
Net benefit cost recognized for financial reporting	$5,685	$6,533	$474	$567

In January 2016, contributions of $125.0 million were made across four of Xcel Energy’s pension plans, of which $7.4 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2016.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2016 and 2015 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended Sept. 30, 2016	Three Months Ended Sept. 30, 2015
Accumulated other comprehensive loss at July 1	$(171)	$(247)
Losses reclassified from net accumulated other comprehensive loss	19	19
Net current period other comprehensive income	19	19
Accumulated other comprehensive loss at Sept. 30	$(152)	$(228)

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2016	Nine Months Ended Sept. 30, 2015
Accumulated other comprehensive loss at Jan. 1	$(209)	$(285)
Losses reclassified from net accumulated other comprehensive loss	57	57
Net current period other comprehensive income	57	57
Accumulated other comprehensive loss at Sept. 30	$(152)	$(228)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2016 and 2015 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2016		Three Months Ended Sept. 30, 2015
Losses on cash flow hedges:
Interest rate derivatives	$32	(a)	$32	(a)
Total, pre-tax	32		32
Tax benefit	(13)		(13)
Total amounts reclassified, net of tax	$19		$19

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2016		Nine Months Ended Sept. 30, 2015
Losses on cash flow hedges:
Interest rate derivatives	$95	(a)	$94	(a)
Total, pre-tax	95		94
Tax benefit	(38)		(37)
Total amounts reclassified, net of tax	$57		$57

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Wisconsin’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2015 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

NSP-Wisconsin’s net income was $54.5 million for the nine months ended Sept. 30, 2016 compared with $61.0 million for the same period in 2015. The impact of the 2015 Monticello LCM/EPU project loss along with higher electric margins primarily driven by an electric rate increase were more than offset by higher O&M expenses and depreciation. See Note 5 to the consolidated financial statements for further discussion of the Monticello LCM/EPU project loss.

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

	Nine Months Ended Sept. 30
(Millions of Dollars)	2016	2015
Electric revenues	$647	$635
Electric fuel and purchased power	(323)	(324)
Electric margin	$324	$311

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended
Sept. 30:

Electric Revenues

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (Wisconsin)	$23
Interchange agreement billings with NSP-Minnesota	7
Fuel and purchased power cost recovery	(19)
Other, net	1
Total increase in electric revenues	$12

Electric Margin

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (Wisconsin)	$23
Interchange agreement billings with NSP-Minnesota	(7)
Fuel cost recovery	(7)
Other, net	4
Total increase in electric margin	$13

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2016	2015
Natural gas revenues	$73	$91
Cost of natural gas sold and transported	(36)	(55)
Natural gas margin	$37	$36

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2016 vs. 2015
Purchased natural gas adjustment clause recovery	$(19)
Estimated impact of weather	(2)
Retail rate increases	3
Total decrease in natural gas revenues	$(18)

Natural Gas Margin

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (Wisconsin)	$3
Estimated impact of weather	(2)
Total increase in natural gas margin	$1

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $14.2 million, or 10.6 percent, for the nine months ended Sept. 30, 2016 compared with the same period in 2015. The increase was primarily due to interchange agreement billings with NSP-Minnesota related to timing of transmission projects.

Depreciation and Amortization — Depreciation and amortization increased $6.0 million, or 8.9 percent, for the nine months ended Sept. 30, 2016 compared with the same period in 2015. The increase was primarily attributable to capital investments.

Income Taxes — Income tax expense decreased $2.2 million for the nine months ended Sept. 30, 2016 compared with the same period in 2015. The decrease in income tax expense was primarily due to lower pretax earnings in 2016 partially offset by decreased permanent plant-related adjustments (e.g., AFUDC-equity) in 2016. The ETR was 38.4 percent for the nine months ended Sept. 30, 2016 compared with 37.2 percent for the same period in 2015. The higher ETR in 2016 is primarily due to the adjustments referenced above.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1. of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2015, and Public Utility Regulation included in Item 2 of NSP-Wisconsin’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

NSP Resource Plans — In January 2015, NSP-Minnesota filed its 2016-2030 Integrated Resource Plan (the Plan) with the MPUC.

Subsequently, NSP-Minnesota proposed revisions to the Plan, which addressed stakeholder recommendations as well as the Clean Power Plan issued by the EPA. The revised plan was based on four primary elements: (1) accelerate the transition from coal energy to renewables, (2) preserve regional system reliability, (3) pursue energy efficiency gains and grid modernization, and (4) ensure customer benefits. The revised plan includes substantial opportunities for NSP-Minnesota ownership of renewable generation, and would result in 63 percent of NSP System energy being carbon-free by 2030 and a 60 percent reduction in carbon emissions from 2005 levels by 2030.

Specific terms of the proposal include:

•	The addition of 1,800 MW of wind and 1,400 MW of solar between 2016-2030, including approximately 650 MW of solar from NSP-Minnesota’s community solar gardens program by 2020;

•	The retirement of Sherco Unit 2 in 2023 and Sherco Unit 1 in 2026;

•	Partial replacement of Sherco coal generation with a 786 MW natural gas combined cycle unit at the Sherco site to coincide with the Unit 1 retirement;

•	The addition of a 230 MW natural gas combustion turbine in North Dakota by the end of 2025;

•
Operation of the Monticello and PI nuclear plants through their current license periods in the early 2030’s - and a commitment to provide additional information regarding forecasted cost increases at PI through end of licensed life if the MPUC wishes to further explore alternatives to operating PI through its current license periods.

In October 2016, the MPUC verbally approved NSP-Minnesota’s plan, with modifications as follows:

•
The acquisition of at least 1,000 MW of wind by 2019, with additional acquisitions dependent on considerations such as price, bidder qualifications, rate impact, transmission availability and location;

•
The acquisition of 650 MW of solar before 2021 through the community solar gardens program or other acquisitions - and pursuit of additional, cost-effective solar resources if it is in the best interests of its customers;

•	Determination of the proper mix of purchased power and Company-owned renewable resources shall be made during the resource acquisition process;

•
Retirement of Sherco Unit 2 in 2023 and Sherco Unit 1 in 2026, and a finding that more likely than not, there will be a need for approximately 750 MW of capacity coinciding with the retirement of Sherco Unit 1 in 2026;

•
Authorization for NSP-Minnesota to file a petition for a certificate of need to select the resource that best meets the system resource and local reliability needs associated with the retirement of Sherco Unit 1 in 2026;

•	Acquisition of no less than 400 MW of additional demand response by 2023; and

•	Submission of NSP-Minnesota’s next Resource Plan by February 2019.

The MPUC’s order on NSP-Minnesota’s Resource Plan is expected in late 2016.

NSP-Minnesota – Request for Proposal (RFP) — In September 2016, NSP-Minnesota issued a RFP for 1,500 MW of wind generation to be in service by 2020.  The RFP requests both purchased power agreements and Build-Own-Transfer proposals.  NSP-Minnesota intends to compare self-build options to the RFP bids to ensure that all resource additions are cost-competitive.

In October 2016, NSP-Minnesota submitted a petition for approval to the MPUC of a 750 MW self-build wind farm portfolio. RFP bids were received in October 2016 and will be evaluated in conjunction with the self-build proposal.

An overview of the anticipated RFP schedule is as follows:

•	Project proposal selection and negotiation will occur from November 2016 to March 2017;

•	An NSP-Minnesota recommendation for proposed wind additions to the MPUC in the first quarter of 2017; and

•	MPUC approval is expected by July 2017.

2016 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the nine months ended Sept. 30, 2016 were lower than authorized in rates and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules. Under the fuel cost recovery rules, NSP-Wisconsin may retain the amount of over-recovery up to two percent of authorized annual fuel costs, or approximately $3.5 million. However, NSP-Wisconsin must defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers. Accordingly, NSP-Wisconsin recorded a deferral of approximately $6.6 million through Sept. 30, 2016. The amount of the deferral could increase or decrease based on actual fuel costs incurred for the remainder of the year. In the first quarter of 2017 NSP-Wisconsin will file a reconciliation of 2016 fuel costs with the PSCW. The amount of any potential refund is subject to review and approval by the PSCW, which is not expected until mid-2017.

Summary of Recent Federal Regulatory Developments

The Pipeline and Hazardous Materials Safety Administration

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act (Pipeline Safety Act) requires additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas.  In April 2016, the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) released proposed rules that address this verification requirement along with a number of other significant changes to gas transmission regulations.  These changes include requirements around use of automatic or remote-controlled shut-off valves; testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also includes a maximum penalty for violating pipeline safety rules of $2 million per day for related violations.

NSP-Wisconsin continues to analyze the proposed rule changes as they relate to costs, current operations and financial results.  PHMSA has indicated that they intend for the rules to go into effect in late 2017 or early 2018.

While NSP-Wisconsin cannot predict the ultimate impact Pipeline Safety Act will have on its costs, operations or financial results, it is taking actions that are intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective.

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2015 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Order, New ROE Policy — The FERC has adopted a new two-step ROE methodology for electric utilities. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. There are two ROE complaints against the MISO TOs, which include NSP-Minnesota and NSP-Wisconsin. In September 2016, the FERC issued an order in the first MISO ROE complaint which upheld the initial decision made by the ALJ in December 2015. The second complaint is pending FERC action after issuance of an initial decision by the ALJ in June 2016. FERC is not expected to issue an order in the second litigated MISO ROE complaint proceeding until 2017. See Note 5 to the consolidated financial statements for discussion of the MISO ROE Complaints.

Formula Rate Treatment of Accumulated Deferred Income Taxes (ADIT) — In 2015, NSP-Minnesota and NSP-Wisconsin filed changes to their transmission formula rates to comply with IRS guidance regarding how ADIT must be reflected in formula rates using future test years and a true-up. The filings were intended to ensure that NSP-Minnesota and NSP-Wisconsin are in compliance with IRS rules and may continue to use accelerated tax depreciation. In December 2015, the FERC partially accepted the proposed NSP-Minnesota and NSP-Wisconsin transmission formula rate changes, but rejected changes regarding the treatment of ADIT in the formula rate true-up. In September 2016, FERC issued an order clarifying that NSP-Minnesota and NSP-Wisconsin may incorporate ADIT true-up provisions in their formula rate. However, submission of a new tariff change filing is required to implement the change. NSP-Minnesota and NSP-Wisconsin expect to file a change to their transmission formula rate in the fourth quarter of 2016 and will request a Jan. 1, 2016 effective date.

Southwest Power Pool, Inc. (SPP) and MISO Complaints Regarding RTO Joint Operating Agreement (JOA) — SPP and MISO were involved in a long-running dispute regarding the interpretation of their JOA, which is intended to coordinate RTO operations along the MISO/SPP system boundary. SPP and MISO disagreed over MISO’s authority to transmit power between the traditional MISO region in the Midwest and the Entergy system. Several cases were filed with the FERC by MISO and SPP between 2011 and 2014.

In January 2016, the FERC approved a settlement between SPP, MISO and other parties that resolves various disputed matters and provides a defined settlement compensation plan by MISO to SPP. MISO will pay SPP $16 million for the two-year retroactive period (February 2014 to January 2016) and $16 million annually prospectively starting Feb. 1, 2016, subject to a true-up. In January 2016, SPP filed a proposal regarding distribution of the MISO revenues to SPP members, including SPS. In March 2016, the FERC issued an order rejecting one component of the SPP filing, accepting the remainder of the SPP tariff proposal subject to refund. In August 2016, MISO and other parties filed a settlement regarding the April 2014 MISO tariff change filing to recover SPP JOA charges in MISO rates. The settlement is pending FERC approval. NSP-Minnesota and NSP-Wisconsin expect to be able to recover any resulting MISO charges in retail rates. The JOA revenue allocated to SPS under the filed SPP proposal was not expected to be material.

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
10.01*+
Third Amendment dated Sept. 30, 2016 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.01 to Form 10-Q of Xcel Energy dated Oct. 28, 2016 (file no. 001-03034)).

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

Northern States Power Company (a Wisconsin corporation)

Oct. 31, 2016	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)