Form 10-K
period 2016-12-31
NORTHERN STATES POWER CO /WI/
filed 2017-02-24
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No
As of Feb. 24, 2017, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 4, 2017. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I
Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CFTC	Commodity Futures Trading Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSCW	Public Service Commission of Wisconsin
SDPUC	South Dakota Public Utilities Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
EPU	Extended power uprate
PGA	Purchased gas adjustment

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
APBO	Accumulated postretirement benefit obligation
ARO	Asset retirement obligation
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
CAA	Clean Air Act
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CO2	Carbon dioxide
CON	Certificate of need
CPCN	Certificate of public convenience and necessity
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule

CWIP	Construction work in progress
ERCOT	Electric Reliability Council of Texas
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
ITC	Investment tax credit
LCM	Life cycle management
LNG	Liquefied natural gas
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investor Services
NAAQS	National Ambient Air Quality Standard
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NOL	Net operating loss
NOx	Nitrogen oxide
O&M	Operating and maintenance
OCI	Other comprehensive income
PCB	Polychlorinated biphenyl
PI	Prairie Island nuclear generating plant
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Purchased power agreement
PRP	Potentially responsible party
PTC	Production tax credit
PV	Photovoltaic
R&E	Research and experimentation
REC	Renewable energy credit
ROE	Return on equity
RPS	Renewable portfolio standards
RTO	Regional Transmission Organization
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services
TO	Transmission owner

Measurements
GWh	Gigawatt hours
KV	Kilovolts
KWh	Kilowatt hours
Mcf	Thousand cubic feet
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

COMPANY OVERVIEW

NSP-Wisconsin was incorporated in 1901 under the laws of Wisconsin. NSP-Wisconsin is a utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of northwestern Wisconsin and in the western portion of the Upper Peninsula of Michigan. NSP-Wisconsin purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in this service territory. NSP-Wisconsin provides electric utility service to approximately 257,000 customers and natural gas utility service to approximately 113,000 customers. Approximately 98 percent of NSP-Wisconsin’s retail electric operating revenues were derived from operations in Wisconsin during 2016 and 2015. Although NSP-Wisconsin’s large C&I electric retail customers are comprised of many diversified industries, a significant portion of NSP-Wisconsin’s large C&I electric sales include the following industries: food products, paper, allied products and petroleum pipelines. For small C&I customers, significant electric retail sales include the following industries: grocery and dining establishments, educational services and health services. Generally, NSP-Wisconsin’s earnings contribute approximately five percent to 10 percent of Xcel Energy’s consolidated net income.

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

ELECTRIC UTILITY OPERATIONS

Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — Retail rates, services and other aspects of NSP-Wisconsin’s operations are regulated by the PSCW and the MPSC, within their respective states. In addition, each of the state commissions certifies the need for new generating plants and electric transmission lines before the facilities may be sited and built. NSP-Wisconsin is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, hydroelectric generation licensing, accounting practices, wholesale sales for resale, the transmission of electricity in interstate commerce, compliance with NERC electric reliability standards, asset transactions and mergers and natural gas transactions in interstate commerce. NSP-Wisconsin and NSP-Minnesota have been granted continued joint authorization from the FERC to make wholesale electric sales at market-based prices. NSP-Wisconsin is a transmission owning member of the MISO RTO.

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

Capacity and Demand

Uninterrupted system peak demand for the NSP System’s electric utility for each of the last three years and the forecast for 2017, assuming normal weather conditions, is as follows:

	System Peak Demand (in MW)
	2014	2015	2016	2017 Forecast
NSP System	8,848	8,621	9,002	9,179

The peak demand for the NSP System typically occurs in the summer. The 2016 system peak demand for the NSP System occurred on July 20, 2016. The 2016 system peak demand increased from the previous year due to customer growth and warmer summer weather. The 2017 forecast assumes normal peak day weather, which would be warmer than 2016.

Energy Sources and Related Transmission Initiatives

The NSP System expects to use existing power plants, power purchases, CIP options, new generation facilities and expansion of existing power plants to meet its system capacity requirements.

Purchased Power — Through the Interchange Agreement, NSP-Wisconsin receives power purchased by NSP-Minnesota from other utilities and independent power producers.  Generally, long-term dispatchable purchased power contracts require a periodic payment and a charge for the delivered associated energy. Some long-term purchased power contracts only contain a charge for the purchased energy. NSP-Minnesota also makes short-term purchases to meet system load and energy requirements, to replace generation from company-owned units under maintenance or during outages, to meet operating reserve obligations, or to obtain energy at a lower cost.

Purchased Transmission Services — NSP-Minnesota and NSP-Wisconsin have contracts with MISO and other regional transmission service providers to deliver power and energy to their customers.

NSP System Resource Plans — In January 2017, the MPUC approved NSP-Minnesota’s Integrated Resource Plan that includes:

•	Retirement of Sherco Unit 2 in 2023 and Sherco Unit 1 in 2026. The resulting need for 750 MW of capacity in 2026 will be addressed in a future CON proceeding;

•
Acquisition of at least 1,000 MW of wind by 2019 and possibly as much as 1,500 MW dependent on price, bidder qualifications, rate impact, transmission availability and location. The mix of purchased power and owned facilities was not specified;

•	Acquisition of 650 MW of solar by 2021 either through the community solar gardens program or other cost-effective resources. The mix of purchased power and owned facilities was not specified;

•	Acquisition of at least 400 MW of additional demand response by 2023, and a study of the technical and economic achievability of 1,000 MW of additional demand response in total by 2025; and

•	Achievement of at least 444 GWh of energy efficiency in all planning years.

In 2016, Minnesota legislators introduced a bill which would allow NSP-Minnesota to build a natural gas combined-cycle power plant at NSP-Minnesota’s Sherco site. The bill passed the House and Senate in February 2017 but will require approval from the Governor to become effective. A final resolution is expected later in 2017 and cost recovery would be subject to MPUC approval.

Request for Proposal (RFP) — In September 2016, NSP-Minnesota issued a RFP for 1,500 MW of wind generation.  The RFP requests both PPAs and build-own-transfer proposals.

In October 2016, NSP-Minnesota submitted a petition for approval to the MPUC of a 750 MW self-build wind farm portfolio. RFP bids were received in October 2016 and have been evaluated in conjunction with the self-build proposal.

In January 2017, NSP-Minnesota completed the bid evaluation process. NSP-Minnesota evaluated the bid proposals based on a completeness review, a levelized cost of electricity economic evaluation and a non-price qualitative review. NSP-Minnesota believes its self-build wind projects were competitive and should complement the RFP portfolio.

An overview of the anticipated RFP schedule is as follows:

•	Project proposal selection and negotiation during the first quarter of 2017;

•	NSP-Minnesota’s recommendation for proposed wind additions to the MPUC later in the first quarter of 2017; and

•	MPUC approval is expected by July 2017.

CapX2020 — The estimated cost of the five major CapX2020 transmission projects is $2 billion.  NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.06 billion of the total investment and the majority of this investment has occurred.

The Wisconsin portion of the Hampton, Minnesota to La Crosse, Wisconsin 161/345 KV transmission line included a new substation and approximately 50 miles of new 345 KV transmission line, at an estimated cost of $211 million. The final 161 KV and 345 KV segments of the project went into service in January 2016 and September 2016, respectively.

NSP-Wisconsin / American Transmission Company, LLC (ATC) - La Crosse to Madison, Wis. Transmission Line — In 2013, NSP-Wisconsin and ATC jointly filed an application with the PSCW for a CPCN for a new 345 KV transmission line that would extend from La Crosse, Wis. to Madison, Wis.  NSP-Wisconsin’s half of the line will be shared with three co-owners, Dairyland Power Cooperative, WPPI Energy and Southern Minnesota Municipal Power Agency-Wisconsin.

In 2015, the PSCW issued its order approving a CPCN and route for the project. Subsequently, the PSCW denied two requests for rehearing. Two groups have appealed the CPCN Order to county circuit court. Court action is pending in one remaining appeal and the CPCN remains in full effect unless one of the parties seeks and receives a stay from the court and posts a bond to cover damages the utilities may incur due to delay. The 180-mile project is expected to cost approximately $541 million. NSP-Wisconsin’s portion of the investment, which includes AFUDC, is estimated to be approximately $200 million. Updated forecast costs are primarily due to better material pricing than originally anticipated. Construction on the line began in January 2016, with completion anticipated by late 2018.

2016 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the year ended Dec. 31, 2016 were lower than authorized in rates and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules, primarily due to lower sales volume and lower purchased power costs coupled with moderate weather. Under the fuel cost recovery rules, NSP-Wisconsin may retain the amount of over-recovery up to two percent of authorized annual fuel costs, or approximately $3.4 million. However, NSP-Wisconsin must defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers. Accordingly, NSP-Wisconsin recorded a deferral of approximately $9.8 million through Dec. 31, 2016. In March 2017 NSP-Wisconsin will file a reconciliation of 2016 fuel costs with the PSCW. The amount of any potential refund is subject to review and approval by the PSCW, which is not expected until mid-2017.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

	Coal (a)		Nuclear		Natural Gas		Weighted Average Owned Fuel Cost
NSP System Generating Plants	Cost	Percent	Cost	Percent	Cost	Percent
2016	$2.03	42%	$0.80	44%	$3.30	14%	$1.67
2015	2.15	47	0.83	40	3.89	13	1.85
2014	2.23	52	0.89	42	6.27	6	1.94

(a)	Includes refuse-derived fuel and wood.

The cost of natural gas in 2016 decreased due to lower wholesale commodity prices.

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

•	Current nuclear fuel supply contracts cover 100 percent of uranium concentrates requirements through 2019 and approximately 53 percent of the requirements for 2020 through 2030;

•	Current contracts for conversion services cover 100 percent of the requirements through 2021 and approximately 49 percent of the requirements for 2022 through 2030; and

•	Current enrichment service contracts cover 100 percent of the requirements through 2025 and approximately 28 percent of the requirements for 2026 through 2030.

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

Coal — The NSP System normally maintains approximately 41 days of coal inventory. Coal supply inventories at Dec. 31, 2016 and 2015 were approximately 55 and 67 days of usage, respectively. At Dec. 31, 2016, milder weather, purchase commitments and relatively low natural gas prices resulted in coal inventories being above optimal levels. NSP-Minnesota’s generation stations use low-sulfur western coal purchased primarily under contracts with suppliers operating in Wyoming and Montana. During 2016 and 2015, coal requirements for the NSP System’s major coal-fired generating plants were approximately 7.5 million tons and 8.3 million tons, respectively. Coal requirements for 2016 decreased primarily due to relatively low natural gas prices during the year. The estimated coal requirements for 2017 are approximately 8.9 million tons. The increase is primarily due to higher expected natural gas prices in 2017.

NSP-Minnesota and NSP-Wisconsin have contracted for coal supplies to provide 74 percent of their estimated coal requirements in 2017 and a declining percentage of the requirements in subsequent years. The NSP System’s general coal purchasing objective is to contract for approximately 80 percent of requirements for the first year, 50 percent of requirements in year two and 25 percent of requirements in year three. Remaining requirements will be filled through the procurement process or over-the-counter transactions.

NSP-Minnesota and NSP-Wisconsin have a number of coal transportation contracts that provide for delivery of 100 percent of their coal requirements in 2017 and 2018. Coal delivery may be subject to interruptions or reductions due to operation of the mines, transportation problems, weather and availability of equipment.

Natural gas — The NSP System uses both firm and interruptible natural gas supply and standby oil in combustion turbines and certain boilers. Natural gas supplies, transportation and storage services for power plants are procured under contracts to provide an adequate supply of fuel. However, as natural gas primarily serves intermediate and peak demand, remaining forecasted requirements are able to be procured through a liquid spot market. Generally, natural gas supply contracts have variable pricing that is tied to various natural gas indices. Most transportation contract pricing is based on FERC approved transportation tariff rates. Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2016 and 2015, the NSP System did not have any commitments related to gas supply contracts; however commitments related to gas transportation and storage contracts were approximately $382 million and $276 million, respectively. Commitments related to gas transportation and storage contracts expire in various years from 2017 to 2028.

The NSP System also has limited on-site fuel oil storage facilities and primarily relies on the spot market for incremental supplies.

Renewable Energy Sources

The NSP System’s renewable energy portfolio includes wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. As of Dec. 31, 2016, the NSP System was in compliance with mandated RPS, which require generation from renewable resources of 18.0 percent and 12.9 percent of NSP-Minnesota and NSP-Wisconsin electric retail sales, respectively.

•	Renewable energy comprised 26.1 percent and 23.3 percent of the NSP System’s total energy for 2016 and 2015, respectively;

•	Wind energy comprised 16.4 percent and 13.6 percent of the total energy for 2016 and 2015, respectively;

•	Hydroelectric energy comprised 6.6 percent and 7.3 percent of the total energy for 2016 and 2015, respectively; and

•	Biomass and solar power comprised approximately 3.1 percent and 2.4 percent of the total energy for 2016 and 2015, respectively.

The NSP System also offers customer-focused renewable energy initiatives. Windsource® allows customers in Minnesota, Wisconsin and Michigan to purchase a portion or all of their electricity from renewable sources. In 2016, the number of customers utilizing Windsource increased to approximately 54,000 from 50,000 in 2015.

Additionally, the Solar*Connect Community program is an option made available to encourage use of solar energy in Wisconsin. This program allows for offsite development of solar and bill credits to customers based on an approved tariffed rate. Two solar garden sites are currently in development and are anticipated to be on line in 2017.

Wind — The NSP System acquires the majority of its wind energy from PPAs with wind farm owners, primarily located in Southwestern Minnesota. Currently, the NSP System has more than 125 of these agreements in place, with facilities ranging in size from under one MW to more than 200 MW. The NSP System owns and operates five wind farms which have the capacity to generate 852 MW.

•
The NSP System had approximately 2,602 and 2,210 MW of wind energy on its system at the end of 2016 and 2015, respectively. In addition to receiving purchased wind energy under these agreements, the NSP System also typically receives wind RECs, which are used to meet state renewable resource requirements.

•
The average cost per MWh of wind energy under existing contracts was approximately $43 and $42 for 2016 and 2015, respectively.  The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state-specific renewable resource requirements and the year of contract execution. Generally, contracts executed in 2016 continued to benefit from improvements in technology, excess capacity among manufacturers and motivation to commence new construction prior to the anticipated expiration of the federal PTCs. In December 2015, the federal PTCs were extended through 2019 with a phase down beginning in 2017.

Hydroelectric — The NSP System acquires its hydroelectric energy from both owned generation and PPAs. The NSP System owns 20 hydroelectric plants throughout Wisconsin and Minnesota which provide 277.5 MW of capacity. For 2016, PPAs provided approximately 34 MW of hydroelectric capacity. Additionally, the NSP System purchases approximately 725 MW of generation from Manitoba Hydro, which is sourced primarily from its fleet of hydroelectric facilities.

Wholesale and Commodity Marketing Operations

NSP-Wisconsin conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy, ancillary services and energy-related products. NSP-Wisconsin uses physical and financial instruments to minimize commodity price and credit risk and hedge sales and purchases. NSP-Wisconsin also engages in trading activity unrelated to hedging and sharing of any margins is determined through state regulatory proceedings as well as the operation of the FERC approved joint operating agreement. NSP-Wisconsin does not serve any wholesale requirements customers at cost-based regulated rates. See Item 7 for further discussion.

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

Status of FERC Commissioners — The FERC is comprised of five commissioners appointed by the President and subject to confirmation by the Senate. There are today only two sitting commissioners.  It is uncertain when the President will appoint new commissioners to the open seats or when those appointments may be confirmed.  Without three sitting commissioners, the FERC will not have a quorum to act on contested matters. The lack of a quorum could affect the timing of FERC decisions on proposed rules or pending, newly submitted and future filings involving, among other things, contested electric rate matters and CPCNs for construction of interstate natural gas pipeline facilities.

FERC Order, ROE Policy — The FERC has adopted a two-step ROE methodology for electric utilities. The issue of how to apply the FERC ROE methodology is being contested in various complaint proceedings. There are two ROE complaints against the MISO TOs, which includes NSP-Wisconsin. In September 2016, the FERC issued an order in the first MISO ROE complaint, which upheld the initial decision made by the ALJ in December 2015, establishing an ROE of 10.32 percent for the period Nov. 12, 2013 to Feb. 11, 2015, and prospectively. The second complaint is pending FERC action after issuance of an initial decision by the ALJ in June 2016, recommending an ROE of 9.7 percent for the period Feb. 12, 2015 to May 11, 2016. The FERC is expected to issue an order in the second litigated MISO ROE complaint proceeding during 2017. See Note 10 to the consolidated financial statements for discussion of the MISO ROE Complaints.

NERC Critical Infrastructure Protection Requirements — The FERC has approved Version 5 of NERC’s critical infrastructure protection standards, which added additional requirements to strengthen grid security controls. NSP-Wisconsin applied the requirements to high and medium impact assets by the July 1, 2016 deadline. Requirements must be applied to low impact assets through a staggered implementation beginning April 1, 2017 through September 2018. NSP-Wisconsin is currently in the process of implementing initiatives to meet the compliance deadline. The additional cost for compliance is anticipated to be recoverable through rates.

NERC Physical Security Requirements — In 2014, the FERC approved NERC’s proposed critical infrastructure protection standard related to physical security for bulk electric system facilities. The new standard became enforceable in October 2015 with staggered milestone deliverable dates through 2016. NSP-Wisconsin has developed physical security plans in accordance with the requirements of the standard. The additional cost for compliance is anticipated to be recoverable through rates.

Formula Rate Treatment of Accumulated Deferred Income Taxes (ADIT) — In 2015, NSP-Minnesota and NSP-Wisconsin filed changes to their NSP System transmission formula rate to comply with IRS guidance regarding how ADIT must be reflected in formula rates using future test years and a true-up. The filing was intended to ensure that NSP-Minnesota and NSP-Wisconsin are in compliance with IRS rules and may continue to use accelerated tax depreciation. NSP-Minnesota and NSP-Wisconsin requested a Jan. 1, 2016 effective date.

In 2015, the FERC partially accepted and partially rejected the proposed transmission formula rate changes. In September 2016, the FERC clarified its order, but required NSP-Minnesota and NSP-Wisconsin to submit a new tariff change filing to implement the treatment of ADIT in the formula rate true-up. In November 2016, NSP-Minnesota and NSP-Wisconsin filed the changes proposing a Jan. 1, 2017 effective date, but requesting authority to calculate the 2016 true-up pursuant to the new ADIT tariff provisions. In December 2016, the FERC issued an order which approved the tariff revisions, effective Jan. 1, 2017, but rejected the portion of its application related to the 2016 true-up. NSP-Minnesota and NSP-Wisconsin believe their wholesale formula rates are in compliance with the IRS ADIT rules.

Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2016	2015	2014
Electric sales (Millions of KWh)
Residential	1,868	1,863	1,984
Large commercial and industrial	1,885	1,868	1,823
Small commercial and industrial	2,856	2,877	2,902
Public authorities and other	32	39	42
Total energy sold	6,641	6,647	6,751

Number of customers at end of period
Residential	216,426	215,135	214,350
Large commercial and industrial	117	120	114
Small commercial and industrial	39,529	39,254	38,939
Public authorities and other	1,142	1,175	1,144
Total customers	257,214	255,684	254,547

Electric revenues (Thousands of Dollars)
Residential	$248,476	$244,417	$254,277
Large commercial and industrial	142,942	141,007	136,435
Small commercial and industrial	287,060	284,427	282,016
Public authorities and other	6,105	6,576	6,636
Total retail	684,583	676,427	679,364
Interchange revenues from NSP-Minnesota	170,483	163,255	145,102
Other electric revenues	(5,120)	(4,684)	5,282
Total electric revenues	$849,946	$834,998	$829,748

KWh sales per retail customer	25,819	25,997	26,552
Revenue per retail customer	$2,662	$2,646	$2,669
Residential revenue per KWh	13.30 ¢	13.12 ¢	12.82	¢
Large commercial and industrial revenue per KWh	7.58	7.55	7.48
Small commercial and industrial revenue per KWh	10.05	9.89	9.72
Total retail revenue per KWh	10.31	10.18	10.06

Energy Source Statistics

	Year Ended Dec. 31
	2016		2015		2014
NSP System	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Nuclear	14,191	30%	12,425	27%	13,434	29%
Coal	13,681	28	15,961	35	18,079	39
Wind (a)	7,897	16	6,235	14	6,243	14
Natural Gas	7,810	16	6,689	15	3,402	7
Hydroelectric	3,203	7	3,326	7	3,560	8
Other (b)	1,480	3	1,083	2	1,417	3
Total	48,262	100%	45,719	100%	46,135	100%

Owned generation	36,381	75%	33,818	74%	33,641	73%
Purchased generation	11,881	25	11,901	26	12,494	27
Total	48,262	100%	45,719	100%	46,135	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. The NSP System uses RECs to meet or exceed state resource requirements and may sell surplus RECs.

(b)
Includes energy from other sources, including solar, biomass, oil and refuse.  Distributed generation from the Solar*Rewards® program is not included, and was approximately 21, eight and seven million net KWh for 2016, 2015, and 2014, respectively.

NATURAL GAS UTILITY OPERATIONS
Overview

The most significant developments in the natural gas operations of NSP‑Wisconsin are uncertainty regarding political and regulatory developments that impact hydraulic fracturing, safety requirements for natural gas pipelines and the continued trend of declining use per residential customer, as a result of improved building construction technologies, higher appliance efficiencies and conservation. From 2000 to 2016, average annual sales to the typical NSP‑Wisconsin residential customer declined 20 percent, while sales to the typical small C&I customer declined 2 percent, each on a weather-normalized basis. Although wholesale price increases do not directly affect earnings because of natural gas cost-recovery mechanisms, high prices can encourage further efficiency efforts by customers.

The Pipeline and Hazardous Materials Safety Administration

The Pipeline Safety, Regulatory Certainty, and Job Creation Act (Pipeline Safety Act), signed into law in January 2012, requires additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. The DOT PHMSA will require operators to re-confirm the maximum allowable operating pressure if records are inadequate. This process could cause temporary or permanent limitations on throughput for affected pipelines.

In addition, the Pipeline Safety Act requires PHMSA to issue reports and develop new regulations including: requiring use of automatic or remote-controlled shut-off valves; requiring testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also raises the maximum penalty for violating pipeline safety rules to $2 million per day for related violations. NSP-Wisconsin is taking actions that are intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective. NSP-Wisconsin cannot predict the ultimate impact the Pipeline Safety Act will have on its costs, operations or financial results.

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

Capability and Demand

Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply). The maximum daily send-out (firm and interruptible) for NSP-Wisconsin was 155,583 MMBtu, which occurred on Jan. 18, 2016, and 158,719 MMBtu, which occurred on Jan. 7, 2015.

NSP-Wisconsin purchases natural gas from independent suppliers, generally based on market indices that reflect current prices. The natural gas is delivered under transportation agreements with interstate pipelines. These agreements provide for firm deliverable pipeline capacity of approximately 140,143 MMBtu per day. In addition, NSP-Wisconsin contracts with providers of underground natural gas storage services. These agreements provide storage for approximately 32 percent of winter natural gas requirements and 34 percent of peak day firm requirements of NSP-Wisconsin.

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

NSP-Wisconsin is required to file a natural gas supply plan with the PSCW annually to change natural gas supply contract levels to meet peak demand. NSP-Wisconsin’s winter 2016-2017 supply plan was approved by the PSCW in October 2016.

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

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by NSP-Wisconsin’s regulated retail natural gas distribution business:

2016	$3.62
2015	4.11
2014	6.52

The cost of natural gas in 2016 decreased due to lower wholesale commodity prices.

The cost of natural gas supply, transportation service and storage service is recovered through various cost-recovery adjustment mechanisms. NSP-Wisconsin has firm natural gas transportation contracts with several pipelines, which expire in various years from 2017 through 2029.

NSP-Wisconsin has certain natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2016, NSP-Wisconsin was committed to approximately $103 million in such obligations under these contracts.

NSP-Wisconsin purchased firm natural gas supply utilizing long-term and short-term agreements from approximately nine domestic and Canadian suppliers. This diversity of suppliers and contract lengths allows NSP-Wisconsin to maintain competition from suppliers and minimize supply costs.

See Items 1A and 7 for further discussion of natural gas supply and costs.

Natural Gas Operating Statistics

	Year Ended Dec. 31
	2016	2015	2014
Natural gas deliveries (Thousands of MMBtu)
Residential	6,320	6,584	8,098
Commercial and industrial	8,165	9,116	10,626
Total retail	14,485	15,700	18,724
Transportation and other	4,847	4,756	4,729
Total deliveries	19,332	20,456	23,453

Number of customers at end of period
Residential	100,424	99,316	98,325
Commercial and industrial	13,015	12,902	12,773
Total retail	113,439	112,218	111,098
Transportation and other	30	25	23
Total customers	113,469	112,243	111,121

Natural gas revenues (Thousands of Dollars)
Residential	$56,514	$61,277	$82,851
Commercial and industrial	46,879	55,677	82,181
Total retail	103,393	116,954	165,032
Transportation and other	2,764	3,193	4,597
Total natural gas revenues	$106,157	$120,147	$169,629

MMBtu sales per retail customer	127.69	139.91	168.54
Revenue per retail customer	$911	$1,042	$1,485
Residential revenue per MMBtu	8.94	9.31	10.23
Commercial and industrial revenue per MMBtu	5.74	6.11	7.73
Transportation and other revenue per MMBtu	0.57	0.67	0.97

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

There are significant present and future environmental regulations to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change. NSP-Wisconsin has undertaken a number of initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. If these future environmental regulations do not provide credit for the investments we have already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs. NSP-Wisconsin believes, based on prior state commission practice, it would recover the cost of these initiatives through rates.

EMPLOYEES

As of Dec. 31, 2016, NSP-Wisconsin had 558 full-time employees and two part-time employees, of which 399 were covered under collective-bargaining agreements. See Note 7 to the consolidated financial statements for further discussion.

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

Oversight of Risk and Related Processes

A key accountability of the Board of Directors is the oversight of material risk, and our Board of Directors employs an effective process for doing so. Management and each Board of Directors’ committee has responsibility for overseeing the identification and mitigation of key risks and reporting its assessments and activities to the full Board of Directors.

Management identifies and analyzes risks to determine materiality and other attributes such as timing, probability and controllability. Management broadly considers our business, the utility industry, the domestic and global economies and the environment when identifying, assessing, managing and mitigating risk. Identification and analysis occurs formally through a key risk assessment process conducted by senior management, the financial disclosure process, the hazard risk management process and internal auditing and compliance with financial and operational controls. Management also identifies and analyzes risk through its business planning process and development of goals and key performance indicators, which include risk identification to determine barriers to implementing NSP-Wisconsin’s strategy. The business planning process also identifies areas in which there is a potential for a business area to take inappropriate risk to meet goals, and determines how to prevent inappropriate risk-taking.

At a threshold level, NSP-Wisconsin has developed a robust compliance program and promotes a culture of compliance, including tone at the top, which mitigates risk. The process for risk mitigation includes adherence to our code of conduct and other compliance policies, operation of formal risk management structures and groups and overall business management to mitigate the risks inherent in the implementation strategy. Building on this culture of compliance, NSP-Wisconsin manages and further mitigates risks through operation of formal risk management structures and groups, including management councils, risk committees and the services of internal corporate areas such as internal audit, the corporate controller and legal services.

Management communicates regularly with the Board of Directors and key stakeholders regarding risk. Senior management presents a periodic assessment of key risks to the Board of Directors. The presentation and the discussion of the key risks provides the Board of Directors with information on the risks management believes are material, including the earnings impact, timing, likelihood and controllability. Management also provides information to the Board of Directors in presentations and communications over the course of the year.

The Board of Directors approaches oversight, management and mitigation of risk as an integral and continuous part of its governance of NSP-Wisconsin. First, the Board of Directors regularly reviews management’s key risk assessment and analyzes areas of existing and future risks and opportunities. In addition, the Board of Directors assigns oversight of certain critical risks to each of its four standing committees to ensure these risks are well understood and given focused oversight by the appropriate committee. The Audit Committee is responsible for reviewing the adequacy of risk oversight and affirming that appropriate oversight occurs. New risks are considered and assigned as appropriate during the annual Board of Directors’ and committee evaluation process, and committee charters and annual work plans are updated accordingly. Committees regularly report on their oversight activities and certain risk issues may be brought to the full Board of Directors for consideration where deemed appropriate to ensure broad Board of Directors’ understanding of the nature of the risk. Finally, the Board of Directors conducts an annual strategy session where NSP-Wisconsin’s future plans and initiatives are reviewed and confirmed.

Risks Associated with Our Business

Environmental Risks

We are subject to environmental laws and regulations, with which compliance could be difficult and costly.

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances. These laws and regulations require us to obtain and comply with a wide variety of environmental requirements including those for protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archaeological and historical resources), licenses, permits, inspections and other approvals. Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, shift generation to lower-emitting, but potentially more costly facilities, install pollution control equipment at our facilities, clean up spills and other contamination and correct environmental hazards.  Environmental regulations may also lead to shutdown of existing facilities, either due to the difficulty in assuring compliance or that the costs of compliance makes operation of the units no longer economical. Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us. We may be required to pay all or a portion of the cost to remediate (i.e., clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination. At Dec. 31, 2016, these sites included:

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

Climate change may impact a region’s economic health, which could impact our revenues.  Our financial performance is tied to the health of the regional economies we serve.  The price of energy has an impact on the economic health of our communities.  The cost of additional regulatory requirements, such as regulation of CO2 emissions under the CAA, or additional environmental regulation could impact the availability of goods and prices charged by our suppliers which would normally be borne by consumers through higher prices for energy and purchased goods.  To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

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

The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment.  We provide service at rates approved by one or more regulatory commissions. These rates are generally regulated and based on an analysis of our costs incurred in a test year. We are subject to both future and historical test years depending upon the regulatory mechanisms approved in each jurisdiction. Thus, the rates we are allowed to charge may or may not match our costs at any given time.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, in a continued low interest rate environment there has been pressure pushing down ROE. There can also be no assurance that the applicable regulatory commission will judge all of our costs to have been prudent, which could result in cost disallowances, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs. Changes in the long-term cost-effectiveness or changes to the operating conditions of our assets may result in early retirements and while regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs leaving all or a portion of these asset costs stranded. Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers. Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

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

We may at times have direct credit exposure as part of our local gas distribution company supply activity to various financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties.  We may also have some indirect credit exposure due to participation in organized markets, such as SPP, PJM, MISO and ERCOT, in which any credit losses are socialized to all market participants.

Increasing costs associated with our defined benefit retirement plans and other employee benefits may adversely affect our results of operations, financial position or liquidity.

We have defined benefit pension and postretirement plans that cover most of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions, including mortality tables, have a significant impact on our funding requirements related to these plans. These estimates and assumptions may change based on economic conditions, actual stock and bond market performance, changes in interest rates and changes in governmental regulations.  In addition, the Pension Protection Act changed the minimum funding requirements for defined benefit pension plans with modifications that allowed additional flexibility in the timing of contributions.  Therefore, our funding requirements and related contributions may change in the future. Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving NSP-Wisconsin could trigger settlement accounting and could require NSP-Wisconsin to recognize material incremental pension expense related to unrecognized plan losses in the year these liabilities are paid.

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

Changes in federal tax law may significantly impact our business.

There are a number of provisions in federal tax law designed to incentivize capital investments which have benefited our customers by keeping rates lower than without such provisions. Examples of these include the use of accelerated and bonus depreciation for most of our capital investments, PTCs for wind energy, investment tax credits for solar energy and research and development tax credits and deductions. Changes to current federal tax law have the ability to benefit or adversely affect our earnings and our customer costs. Significant changes in corporate tax rates could result in the impairment of deferred tax assets that are established based on existing law. Changes to the value of various tax credits could change the economics of resources and our resource selections. While regulation allows us to incorporate changes in tax law into the rate-setting process, there could be timing delays before realization of the changes.

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

Most electric utility investments are long-lived and are planned to be used for decades. Transmission and generation investments typically have long lead times, and therefore are planned well in advance of when they are brought in-service subject to long-term resource plans. These plans are based on numerous assumptions over the planning horizon such as: sales growth, customer usage, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. The electric utility sector is undergoing a period of significant change. For example, public policy has driven increases in appliance and lighting efficiency and energy efficient buildings, wider adoption and lower cost of renewable generation and distributed generation, including community solar gardens and customer-sited solar, shifts away from coal generation to decrease CO2 emissions and increasing use of natural gas in electric generation driven by lower natural gas prices. Over time, customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources as well as stranded costs if NSP-Wisconsin is not able to fully recover the costs and investments. These changes also introduce additional uncertainty into long-term planning which gives rise to a risk that the magnitude and timing of resource additions and growth in customer demand may not coincide, and that the preference for the types of additions may change from planning to execution. In addition, we are also subject to longer-term availability of the natural resource inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources during the planning period could jeopardize long-term operations of our facilities or make them uneconomic to operate.

The resource plans reviewed and approved by our state regulators assume continuation of the traditional utility cost of service model under which utility costs are recovered from customers as they receive the benefit of service. NSP-Wisconsin is engaged in significant and ongoing infrastructure investment programs to accommodate distributed generation and maintain high system reliability. NSP-Wisconsin is also investing in renewable and natural gas-fired generation to reduce our CO2 emissions profile. The inability of coal mining companies to attract capital could disrupt longer-term supplies. Early plant retirements that may result from these changes could expose us to premature financial obligations, which could result in less than full recovery of all remaining costs. Both decreasing use per customer driven by appliance and lighting efficiency and the availability of cost-effective distributed generation puts downward pressure on load growth. This could lead to under recovery of costs, excess resources to meet customer demand and increases in electric rates.

Our natural gas and electric transmission and distribution operations involve numerous risks that may result in accidents and other operating risks and costs.

Our natural gas transmission and distribution activities include a variety of inherent hazards and operating risks, such as leaks, explosions and mechanical problems, which could cause substantial financial losses. Our electric transmission and distribution activities also include inherent hazards and operating risks such as contact, fire and widespread outages which could cause substantial financial losses. In addition, these natural gas and electric risks could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. We maintain insurance against some, but not all, of these risks and losses.

The occurrence of any of these events not fully covered by insurance could have a material effect on our financial position and results of operations. For our natural gas transmission or distribution lines located near populated areas, the level of potential damages resulting from these risks is greater.

Additionally, for natural gas the operating or other costs that may be required in order to comply with potential new regulations, including the Pipeline Safety Act, could be significant. The Pipeline Safety Act requires verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. We have programs in place to comply with the Pipeline Safety Act and for systematic infrastructure monitoring and renewal over time. A significant incident could increase regulatory scrutiny and result in penalties and higher costs of operations.

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

As of Dec. 31, 2016, Xcel Energy Inc. and its utility subsidiaries had approximately $14.2 billion of long-term debt and $0.6 billion of short-term debt and current maturities.  Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2016, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $18.8 million and exposure of $0.1 million. Xcel Energy also had additional guarantees of $43.0 million at Dec. 31, 2016 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.  If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy Inc.  In 2016, 2015 and 2014 we paid $53.1 million, $53.9 million and $43.8 million of dividends to Xcel Energy Inc., respectively.  If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs.  This could adversely affect our liquidity. The most restrictive dividend limitation for NSP-Wisconsin is imposed by our state regulatory commission.  NSP-Wisconsin cannot pay annual dividends in excess of certain amounts if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level. See Item 5 for further discussion on dividend limitations.

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

In 2015, the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries (“nationally determined contributions”), with a goal of holding the increase in global average temperature to below 2o Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5o Celsius. If implemented, the Paris Agreement could result in future additional GHG reductions in the United States.

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

The EPA has proposed the CPP, which would regulate GHGs from power plants by mandating state plans to achieve state-specific emission reduction goals. The legality of the CPP has been challenged in the courts, and the Supreme Court stayed the rule while those challenges proceed. If the rule is ultimately implemented, uncertainties remain regarding implementation plans, including available opportunities to reduce costs, availability of emission trading, how states will allocate the reduction burden among utilities, what actions are creditable and the indirect impact of carbon regulation on natural gas and coal prices.

Some states have indicated a desire to continue to pursue climate policies even in the absence of federal mandates. All of the steps that NSP-Wisconsin has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation or retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies. While those actions likely would have put NSP-Wisconsin in a good position to meet federal standards under the CPP or the Paris Agreement, repeal of these policies would not impact those state-endorsed actions and plans.

Whether under state or federal programs, an important factor is our ability to recover the costs incurred to comply with any regulatory requirements in a timely manner. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations.

We are also subject to a significant number of proposed and potential rules that will impact our coal-fired and other generation facilities. These include rules associated with emissions of SO2 and NOx, mercury, regional haze, ozone and PM, water intakes, water discharges and ash management. The costs of investment to comply with these rules could be substantial and in some cases would lead to early retirement of coal units. We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us.

Increased risks of regulatory penalties could negatively impact our business.

The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. The FERC can now impose penalties of up to $1.2 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas. Under statute, the FERC can adjust penalties for inflation. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties by regional entities, the NERC or the FERC for violations. Additionally, the PHMSA, the Occupational Safety and Health Administration and other federal agencies also have penalty authority. In the event of serious incidents, these agencies have become more active in pursuing penalties. Some states have the authority to impose substantial penalties in the event of non-compliance. If a serious reliability or safety incident did occur, it could have a material effect on our operations or financial results.

We attempt to mitigate the risk of regulatory penalties through formal training on such prohibited practices and a compliance function that reviews our interaction with the markets under FERC and CFTC jurisdictions. We are also managing natural gas risk on our system by removing types of pipe (e.g. cast iron) with known problem tendencies and by testing transmission pipelines in high consequence areas. However, there is no guarantee our compliance programs will be sufficient to ensure against violations.

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

Our generation plants, fuel storage facilities, transmission and distribution facilities and information systems may be targets of terrorist activities. Any such disruption could result in a decrease in revenues and additional costs to repair and insure our assets. These disruptions could have a material impact on our financial condition and results of operations. The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business. We have already incurred increased costs for security and capital expenditures in response to these risks. In addition, we may experience additional capital and operating costs to implement security for our plants, including our nuclear power plants under the NRC’s design basis threat requirements. We have also already incurred increased costs for compliance with NERC reliability standards associated with critical infrastructure protection. In addition, we may experience additional capital and operating costs to comply with the NERC critical infrastructure protection standards as they are implemented and clarified.

The insurance industry has also been affected by these events and the availability of insurance may decrease. In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business. Because our generation, the transmission systems and local natural gas distribution companies are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility or an event (severe storm, severe temperature extremes, wildfires, solar storms, generator or transmission facility outage, breakdown or failure of equipment, pipeline rupture, railroad disruption, sudden and significant increase or decrease in wind generation or any disruption of work force such as may be caused by flu or other epidemic) within our operating systems or on a neighboring system. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our financial condition and results.

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

Our electric and natural gas utility businesses are seasonal, and weather patterns can have a material impact on our operating performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand depends heavily upon weather patterns throughout our service territory, and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. Unusually mild winters and summers could have an adverse effect on our financial condition, results of operations, or cash flows.

Our operations use third party contractors in addition to employees to perform periodic and on-going work.
We rely on third party contractors with specific qualifications to perform work both for ongoing operations and maintenance and for capital construction. We have contractual arrangements with these contractors which typically include performance standards, progress payments, insurance requirements and security for performance. Poor vendor performance could impact on going operations, restoration operations, our reputation and could introduce financial risk or risks of fines for NSP-Wisconsin.

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Virtually all of the utility plant property of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Electric Utility Generating Stations:
Station, Location and Unit	Fuel	Installed	Summer 2016 Net Dependable Capability (MW)
Steam:
Bay Front-Ashland, Wis., 3 Units	Coal/Wood/Natural Gas	1948-1956	56
French Island-La Crosse, Wis., 2 Units	Wood/Refuse-derived fuel	1940-1948	16	(a)
Combustion Turbine:
Flambeau Station-Park Falls, Wis., 1 Unit	Natural Gas	1969	12
French Island-La Crosse, Wis., 2 Units	Oil	1974	122
Wheaton-Eau Claire, Wis., 5 Units	Natural Gas/Oil	1973	238
Hydro:
Various locations, 63 Units	Hydro	Various	135
		Total	579

(a)	Refuse-derived fuel is made from municipal solid waste.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2016:

Conductor Miles
345 KV	1,153
161 KV	1,577
115 KV	1,817
Less than 115 KV	32,537

NSP-Wisconsin had 204 electric utility transmission and distribution substations at Dec. 31, 2016.

Natural gas utility mains at Dec. 31, 2016:

Miles
Distribution	2,395

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

•
The most restrictive dividend limitation for NSP-Wisconsin is imposed by its state regulatory commission. NSP-Wisconsin cannot pay annual dividends in excess of approximately $53.1 million if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level of 52.5 percent, as calculated consistent with PSCW requirements. NSP-Wisconsin’s calendar year average equity-to-total capitalization ratio calculated on this basis was 53.6 percent at Dec. 31, 2016 and $33.6 million in retained earnings was not restricted.

See Note 4 to the consolidated financial statements for further discussion of NSP-Wisconsin’s dividend policy.

The dividends declared during 2016 and 2015 were as follows:

(Thousands of Dollars)	2016	2015
First quarter	$12,529	$13,315
Second quarter	10,563	11,993
Third quarter	14,687	13,664
Fourth quarter	10,729	15,321

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2016 (including risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K and Exhibit 99.01 hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

NSP-Wisconsin’s net income was $69.1 million for 2016 compared with $74.6 million for 2015. The impact of the 2015 Monticello LCM/EPU project loss along with the positive impact of higher electric margins (primarily driven by an electric rate increase) was more than offset by higher O&M expenses and depreciation. See Note 10 to the consolidated financial statements for further discussion of the Monticello LCM/EPU project loss.

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

(Millions of Dollars)	2016	2015
Electric revenues	$850	$835
Electric fuel and purchased power	(429)	(430)
Electric margin	$421	$405

The following tables summarize the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2016 vs. 2015
Retail rate increase	$31
Interchange agreement billings with NSP-Minnesota	7
Fuel and purchased power cost recovery	(21)
Other, net	(2)
Total increase in electric revenues	$15

Electric Margin

(Millions of Dollars)	2016 vs. 2015
Retail rate increase	$31
Interchange agreement billings with NSP-Minnesota	(9)
Fuel and purchased power cost recovery	(6)
Total increase in electric margin	$16

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

(Millions of Dollars)	2016	2015
Natural gas revenues	$106	$120
Cost of natural gas sold and transported	(54)	(71)
Natural gas margin	$52	$49

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the year ended Dec. 31:

Natural Gas Revenues

(Millions of Dollars)	2016 vs. 2015
Purchased natural gas adjustment clause recovery	$(16)
Estimated impact of weather	(1)
Retail rate increase	3
Total decrease in natural gas revenues	$(14)

Natural Gas Margin

(Millions of Dollars)	2016 vs. 2015
Retail rate increase	$3
Estimated impact of weather	(1)
Other, net	1
Total increase in natural gas margin	$3

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $15.5 million, or 8.6 percent, for 2016 compared with 2015.  The increase was primarily due to interchange agreement billings with NSP-Minnesota related to timing of transmission projects.

Depreciation and Amortization — Depreciation and amortization increased $7.0 million, or 7.7 percent, for 2016 compared with 2015. The increase was primarily attributable to capital investments.

Interest Charges — Interest charges increased $1.7 million, or 5.3 percent, for 2016 compared with 2015. The increase was primarily due to higher long-term debt levels.

Income Taxes — Income tax expense decreased $1.3 million for 2016 compared with 2015.  The decrease in income tax expense was primarily due to lower pretax earnings in 2016 partially offset by decreased permanent plant-related adjustments (e.g., AFUDC-equity) in 2016. The ETR was 38.3 percent for 2016, compared with 37.2 percent for 2015. The higher ETR in 2016 is primarily due to the adjustments referenced above.

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

NSP-Wisconsin is exposed to the impact of adverse changes in price for energy and energy-related products, which is partially mitigated by the use of commodity derivatives.  In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, when necessary, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral.  While NSP-Wisconsin expects that the counterparties will perform under the contracts underlying its derivatives, the contracts expose NSP-Wisconsin to some credit and non-performance risk.

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

At Dec. 31, 2016 and 2015, a 100 basis point change in the benchmark rate on NSP-Wisconsin’s variable rate debt would impact annual pretax interest expense by approximately $0.6 million and $0.1 million, respectively.  See Note 9 to the consolidated financial statements for a discussion of NSP-Wisconsin’s interest rate derivatives.

Credit Risk — NSP-Wisconsin is also exposed to credit risk.  Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations.  NSP-Wisconsin maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2016 and 2015, a 10 percent increase or decrease in commodity prices would have an immaterial impact on credit exposure.

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

In 2016, NSP-Wisconsin implemented the general ledger modules, as well as initiated deployment of work management systems modules, of a new enterprise resource planning system. NSP-Wisconsin will continue to implement additional modules including the conversion of existing work management systems during 2017. NSP-Wisconsin does not believe this implementation has or will have an adverse effect on its internal control over financial reporting.

NSP-Wisconsin management assessed the effectiveness of NSP-Wisconsin’s internal control over financial reporting as of Dec. 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2016, NSP-Wisconsin’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ ROBERT C. FRENZEL
Ben Fowke	Robert C. Frenzel
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer
Feb. 24, 2017	Feb. 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Northern States Power Company, a Wisconsin corporation
We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern States Power Company, a Wisconsin corporation, and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and common stockholder’s equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern States Power Company, a Wisconsin corporation, and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 24, 2017

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands)

	Year Ended Dec. 31
	2016	2015	2014
Operating revenues
Electric	$849,946	$834,998	$829,748
Natural gas	106,157	120,147	169,629
Other	1,130	1,396	1,085
Total operating revenues	957,233	956,541	1,000,462

Operating expenses
Electric fuel and purchased power, non-affiliates	15,574	10,795	19,595
Purchased power, affiliates	413,615	419,028	425,471
Cost of natural gas sold and transported	54,436	70,988	114,250
Operating and maintenance expenses	194,927	179,413	191,213
Conservation program expenses	12,645	11,695	11,537
Depreciation and amortization	98,294	91,245	79,654
Taxes (other than income taxes)	27,814	28,181	27,114
Loss on Monticello life cycle management/extended power uprate project	—	5,237	—
Total operating expenses	817,305	816,582	868,834

Operating income	139,928	139,959	131,628

Other income, net	461	883	270
Allowance for funds used during construction — equity	4,277	7,253	7,060

Interest charges and financing costs
Interest charges — includes other financing costs of $1,854, $1,738, and $1,570, respectively	34,452	32,731	29,273
Allowance for funds used during construction — debt	(1,823)	(3,510)	(3,360)
Total interest charges and financing costs	32,629	29,221	25,913

Income before income taxes	112,037	118,874	113,045
Income taxes	42,902	44,238	42,403
Net income	$69,135	$74,636	$70,642

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended Dec. 31
	2016	2015	2014
Net income	$69,135	$74,636	$70,642

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $51 for the years ended Dec. 31, 2016, 2015, and 2014, respectively.	76	76	76
Other comprehensive income	76	76	76
Comprehensive income	$69,211	$74,712	$70,718

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended Dec. 31
	2016	2015	2014
Operating activities
Net income	$69,135	$74,636	$70,642
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	99,824	92,656	80,875
Deferred income taxes	37,368	45,833	45,396
Amortization of investment tax credits	(523)	(528)	(527)
Allowance for equity funds used during construction	(4,277)	(7,253)	(7,060)
Loss on Monticello life cycle management/extended power uprate project	—	5,237	—
Provision for bad debts	3,730	3,947	4,431
Net derivative losses	160	482	10
Other	(623)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,383)	71	(5,558)
Accrued unbilled revenues	(5,940)	5,869	(1,933)
Inventories	3,250	3,126	(3,210)
Other current assets	(1,191)	7,135	(3,501)
Accounts payable	10,632	(7,626)	2,936
Net regulatory assets and liabilities	(18,601)	(27,114)	(34,697)
Other current liabilities	14,036	5,147	(911)
Pension and other employee benefit obligations	(6,197)	(3,177)	(6,134)
Change in other noncurrent assets	(718)	209	(113)
Change in other noncurrent liabilities	2,050	716	2,534
Net cash provided by operating activities	200,732	199,366	143,180

Investing activities
Utility capital/construction expenditures	(204,427)	(251,797)	(288,209)
Allowance for equity funds used during construction	4,277	7,253	7,060
Other, net	1,198	(224)	(166)
Net cash used in investing activities	(198,952)	(244,768)	(281,315)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	50,000	(68,000)	10,000
Proceeds from notes payable to affiliates	—	—	30
Proceeds from issuance of long-term debt	—	97,969	98,534
Repayments of long-term debt	(93)	(87)	(107)
Capital contributions from parent	1,935	69,243	73,432
Dividends paid to parent	(53,100)	(53,929)	(43,818)
Other, net	(55)	—	—
Net cash (used in) provided by financing activities	(1,313)	45,196	138,071

Net change in cash and cash equivalents	467	(206)	(64)
Cash and cash equivalents at beginning of period	1,079	1,285	1,349
Cash and cash equivalents at end of period	$1,546	$1,079	$1,285

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(30,878)	$(27,491)	$(24,442)
Cash received for income taxes, net	5,873	5,762	3,474
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$16,172	$16,729	$35,267
See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Dec. 31
	2016	2015
Assets
Current assets
Cash and cash equivalents	$1,546	$1,079
Accounts receivable, net	54,031	56,378
Accrued unbilled revenues	53,638	47,698
Inventories	18,309	21,559
Regulatory assets	18,162	16,146
Prepaid taxes	25,915	25,976
Prepayments and other	3,785	2,387
Total current assets	175,386	171,223

Property, plant and equipment, net	1,947,637	1,828,079

Other assets
Regulatory assets	286,188	289,196
Other investments	2,844	4,042
Other	785	67
Total other assets	289,817	293,305
Total assets	$2,412,840	$2,292,607

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,123	$1,131
Short-term debt	60,000	10,000
Notes payable to affiliates	500	500
Accounts payable	41,068	34,317
Accounts payable to affiliates	29,037	24,538
Dividends payable to parent	10,729	15,322
Regulatory liabilities	17,428	11,781
Environmental liabilities	41,438	17,155
Accrued interest	8,012	7,945
Other	26,484	15,146
Total current liabilities	235,819	137,835

Deferred credits and other liabilities
Deferred income taxes	430,593	391,063
Deferred investment tax credits	8,037	8,560
Regulatory liabilities	148,189	141,289
Environmental liabilities	23,003	77,441
Customer advances	19,425	18,480
Pension and employee benefit obligations	55,164	49,889
Other	18,814	16,347
Total deferred credits and other liabilities	703,225	703,069

Commitments and contingencies
Capitalization
Long-term debt	661,946	661,318
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Dec. 31, 2016 and 2015, respectively	93,300	93,300
Additional paid in capital	395,315	394,553
Retained earnings	323,368	302,741
Accumulated other comprehensive loss	(133)	(209)
Total common stockholder’s equity	811,850	790,385
Total liabilities and equity	$2,412,840	$2,292,607

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2013	933,000	$93,300	$248,844	$262,499	$(361)	$604,282
Net income				70,642		70,642
Other comprehensive income					76	76
Common dividends declared to parent				(50,743)		(50,743)
Contribution of capital by parent			73,432			73,432
Balance at Dec. 31, 2014	933,000	$93,300	$322,276	$282,398	$(285)	$697,689
Net income				74,636		74,636
Other comprehensive income					76	76
Common dividends declared to parent				(54,293)		(54,293)
Contribution of capital by parent			72,277			72,277
Balance at Dec. 31, 2015	933,000	$93,300	$394,553	$302,741	$(209)	$790,385
Net income				69,135		69,135
Other comprehensive income					76	76
Common dividends declared to parent				(48,508)		(48,508)
Contribution of capital by parent			762			762
Balance at Dec. 31, 2016	933,000	$93,300	$395,315	$323,368	$(133)	$811,850

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(amounts in thousands, except share and per share data)

	Dec. 31
	2016	2015
Long-Term Debt
First Mortgage Bonds, Series due:
Oct. 1, 2018, 5.25%	$150,000	$150,000
June 15, 2024, 3.3%	200,000	200,000
Sept. 1, 2038, 6.375%	200,000	200,000
Oct. 1, 2042, 3.7%	100,000	100,000
City of La Crosse Resource Recovery Bond, Series due Nov. 1, 2021, 6% (a)	18,600	18,600
Fort McCoy System Acquisition, due Oct. 15, 2030, 7%	456	490
Other	1,575	1,634
Unamortized discount	(2,865)	(3,131)
Unamortized debt expense	(4,697)	(5,144)
Total	663,069	662,449
Less current maturities	1,123	1,131
Total long-term debt	$661,946	$661,318
Common Stockholder’s Equity
Common stock — 1,000,000 shares authorized of $100 par value;
933,000 shares outstanding at Dec. 31, 2016 and 2015, respectively	$93,300	$93,300
Additional paid in capital	395,315	394,553
Retained earnings	323,368	302,741
Accumulated other comprehensive loss	(133)	(209)
Total common stockholder’s equity	$811,850	$790,385

(a)	Resource recovery financing

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

Principles of Consolidation — NSP-Wisconsin’s consolidated financial statements include its wholly-owned subsidiaries and variable interest entities for which it is the primary beneficiary.  In the consolidation process, all intercompany transactions and balances are eliminated. NSP-Wisconsin has investments in certain transmission facilities jointly owned with nonaffiliated utilities. NSP-Wisconsin’s proportionate share of jointly owned facilities is recorded as property, plant and equipment on the consolidated balance sheets and NSP-Wisconsin’s proportionate share of the operating costs associated with these facilities is included in its consolidated statements of income. See Note 5 for further discussion of jointly owned transmission facilities and related ownership percentages.

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

NSP-Wisconsin records depreciation expense related to its plant using the straight-line method over the plant’s useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review.  Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation.  Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.3, 3.4 and 3.3 percent for the years ended Dec. 31, 2016, 2015 and 2014, respectively.

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

AFUDC — AFUDC represents the cost of capital used to finance utility construction activity. AFUDC is computed by applying a composite financing rate to qualified CWIP. The amount of AFUDC capitalized as a utility construction cost is credited to nonoperating income (for equity capital) and interest charges (for debt capital). AFUDC amounts capitalized are included in NSP-Wisconsin’s rate base for establishing utility service rates.

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

Due to the effects of past regulatory practices, when deferred taxes were not required to be recorded due to the use of flow through accounting for ratemaking purposes, the reversal of some temporary differences are accounted for as current income tax expense. Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize it over the book depreciable lives of the related property. The requirement to defer and amortize tax credits only applies to federal ITCs related to public utility property. Utility rate regulation also has resulted in the recognition of certain regulatory assets and liabilities related to income taxes, which are summarized in Note 12.

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

Fair Value Measurements — NSP-Wisconsin presents cash equivalents, interest rate derivatives and commodity derivatives at estimated fair values in its consolidated financial statements.  Cash equivalents are recorded at cost plus accrued interest; money market funds are measured using quoted NAVs.  For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used as a primary input to establish fair value.  For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract.  In the absence of a quoted price for an identical contract in an active market, NSP-Wisconsin may use quoted prices for similar contracts, or internally prepared valuation models to determine fair value. See Note 9 for further discussion.

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

Reclassifications — Due to adoption of new accounting pronouncements, certain previously reported amounts have been reclassified to conform to the current year presentation. See Note 2 for further discussion of recently adopted accounting pronouncements.

Subsequent Events — Management has evaluated the impact of events occurring after Dec. 31, 2016 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. NSP-Wisconsin expects its adoption will result in increased disclosures regarding revenue, cash flows and obligations related to arrangements with customers. NSP-Wisconsin has not yet fully determined the impacts of adoption for several aspects of the standard, including a determination of whether receipts of non-refundable contributions in aid of construction should be recognized as revenues or may continue to be recorded as reductions to property, plant and equipment. Also, it is yet to be determined whether and how much an evaluation of the collectability of regulated electric and gas revenues will impact the amounts of revenue recognized upon delivery. NSP-Wisconsin currently expects to implement the standard on a modified retrospective basis, which requires application to contracts with customers effective Jan. 1, 2018, with the cumulative impact on contracts not yet completed as of Dec. 31, 2017 recognized as an adjustment to the opening balance of retained earnings.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which among other changes in accounting and disclosure requirements, replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes, and also eliminates the available-for-sale classification for marketable equity securities. Under the new guidance, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. NSP-Wisconsin is currently evaluating the impact of adopting ASU No. 2016-01 on its consolidated financial statements.

Leases — In February 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which, for lessees, requires balance sheet recognition of right-of-use assets and lease liabilities for all leases. Additionally, for leases that qualify as finance leases, the guidance requires expense recognition consisting of amortization of the right-of-use asset as well as interest on the related lease liability using the effective interest method. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018, and early adoption is permitted. NSP-Wisconsin is currently evaluating the impact of adopting ASU No. 2016-02 on its consolidated financial statements.

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

Presentation of Debt Issuance Costs — In April 2015, the FASB issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No. 2015-03), which requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt, instead of presentation as an asset. NSP-Wisconsin implemented the new guidance as required on Jan. 1, 2016, and as a result, $5.1 million of such deferred costs were retrospectively reclassified from other non-current assets to long-term debt on the consolidated balance sheet as of Dec. 31, 2015.

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (ASU No. 2015-07), which eliminates the requirement to categorize fair value measurements using a NAV methodology in the fair value hierarchy. NSP-Wisconsin implemented the guidance on Jan. 1, 2016, and the implementation did not have a material impact on its consolidated financial statements. For related disclosures, see Note 7 to the consolidated financial statements.

Presentation of Deferred Taxes — In November 2015, the FASB issued Balance Sheet Classification of Deferred Taxes, Topic 740 (ASU No. 2015-17), which eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent on the consolidated balance sheet based on the classification of the related asset or liability, and instead requires classification of all deferred tax assets and liabilities as noncurrent. NSP-Wisconsin early adopted the new guidance in the fourth quarter of 2016 and as a result $2.5 million of current deferred income taxes were retrospectively reclassified to offset long-term deferred income tax liabilities on the consolidated balance sheet as of Dec. 31, 2015.

Stock Compensation — In March 2016, the FASB issued Improvements to Employee Share-Based Payment Accounting, Topic 718 (ASU No. 2016-09), which simplifies accounting and financial statement presentation for share-based payment transactions. The guidance requires that the difference between the tax deduction available upon settlement of share-based equity awards and the tax benefit accumulated over the vesting period be recognized as an adjustment to income tax expense. NSP-Wisconsin adopted the guidance in 2016, and the implementation did not have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Accounts receivable, net (a)
Accounts receivable	$58,896	$61,506
Less allowance for bad debts	(4,865)	(5,128)
	$54,031	$56,378

(a)	Accounts receivable, net includes an immaterial amount due from affiliates for 2016 and 2015, respectively.

(Thousands of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Inventories
Materials and supplies	$6,582	$6,785
Fuel	4,743	6,528
Natural gas	6,984	8,246
	$18,309	$21,559

(Thousands of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Property, plant and equipment, net
Electric plant	$2,499,401	$2,411,562
Natural gas plant	294,986	275,376
Common and other property	156,316	132,329
CWIP	118,822	65,755
Total property, plant and equipment	3,069,525	2,885,022
Less accumulated depreciation	(1,121,888)	(1,056,943)
	$1,947,637	$1,828,079

4.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2016
Borrowing limit	$150
Amount outstanding at period end	60
Average amount outstanding	32
Maximum amount outstanding	64
Weighted average interest rate, computed on a daily basis	0.73%
Weighted average interest rate at period end	0.95

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2016	Twelve Months Ended Dec. 31, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$150	$150	$150
Amount outstanding at period end	60	10	78
Average amount outstanding	15	39	46
Maximum amount outstanding	64	122	101
Weighted average interest rate, computed on a daily basis	0.69%	0.44%	0.27%
Weighted average interest rate at period end	0.95	0.70	0.55

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At Dec. 31, 2016 and 2015, there were no letters of credit outstanding.

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

Amended Credit Agreement — In June 2016, NSP-Wisconsin entered into an amended five-year credit agreement with a syndicate of banks. The total borrowing limit under the amended credit agreement remained at $150 million. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with the following exceptions:

•	The maturity extended from October 2019 to June 2021.

•
The Eurodollar borrowing margin on this line of credit was reduced to a range of 75 to 150 basis points per year, from a range of 87.5 to 175 basis points per year, based upon applicable long-term credit ratings.

•
The commitment fees, calculated on the unused portion of the line of credit, was reduced to a range of 6 to 22.5 basis points per year, from a range of 7.5 to 27.5 basis points per year, also based on applicable long-term credit ratings.

NSP-Wisconsin has the right to request an extension of the termination date for an additional one-year period. The extension requests are subject to majority bank group approval.

Other features of NSP-Wisconsin’s credit facility include:

•
The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65 percent. NSP-Wisconsin was in compliance as its debt-to-total capitalization ratio was 47 percent and 46 percent at Dec. 31, 2016 and 2015, respectively. If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides NSP-Wisconsin will be in default on its borrowings under the facility if NSP-Wisconsin or any of its subsidiaries whose total assets exceed 15 percent of NSP-Wisconsin’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•	NSP-Wisconsin was in compliance with all financial covenants on its debt agreements as of Dec. 31, 2016 and 2015.

At Dec. 31, 2016, NSP-Wisconsin had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$150	$60	$90

(a)	This credit facility matures in June 2021.

(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  NSP-Wisconsin had no direct advances on the credit facility outstanding at Dec. 31, 2016 and 2015.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	Dec. 31, 2016	Dec. 31, 2015
Notes payable to affiliates	$0.5	$0.5
Weighted average interest rate	0.95%	0.87%

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

During the next five years, NSP-Wisconsin has long-term debt maturities of $150 million and $18.6 million due in 2018 and 2021, respectively.

Deferred Financing Costs — Deferred financing costs of approximately $4.7 million and $5.1 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2016 and 2015, respectively.  NSP-Wisconsin is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend Restrictions — NSP-Wisconsin’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

The most restrictive dividend limitation for NSP-Wisconsin is imposed by its state regulatory commission.  NSP-Wisconsin cannot pay annual dividends in excess of approximately $53.1 million if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level of 52.5 percent, as calculated consistent with PSCW requirements.  NSP-Wisconsin’s calendar year average equity-to-total capitalization ratio calculated on this basis was 53.6 percent at Dec. 31, 2016 and $33.6 million in retained earnings was not restricted.

5.	Joint Ownership of Transmission Facilities

Following are the investments by NSP-Wisconsin in jointly owned transmission facilities and the related ownership percentages as of Dec. 31, 2016:

(Thousands of Dollars)	Plant in Service	Accumulated Depreciation	CWIP	Ownership %
Electric Transmission:
CapX2020 Transmission	$164,040	$10,874	$42,546	81%
La Crosse, Wis. to Madison, Wis.	—	—	41,131	37
Total NSP-Wisconsin	$164,040	$10,874	$83,677

NSP-Wisconsin’s share of operating expenses and construction expenditures are included in the applicable utility accounts. Each of the respective owners is responsible for providing its own financing.

6.	Income Taxes

Consolidated Appropriations Act, 2016 — In December 2015, the Consolidated Appropriations Act, 2016 (Act) was signed into law. The Act provides for the following:

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

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2012, the IRS commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. As of Dec. 31, 2016, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In 2016, the IRS audit team and Xcel Energy presented their cases to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns, following extensions, expires in December 2017. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of the IRS’ proposed adjustment of the carryback claims. NSP-Wisconsin is not expected to accrue any income tax expense related to this adjustment.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of Dec. 31, 2016, the IRS had not proposed any material adjustments to tax years 2012 and 2013. Subsequent to year-end, the IRS proposed an adjustment to tax years 2012 through 2013 that may impact Xcel Energy’s NOL and tax credit carryforwards and ETR. However, Xcel Energy is continuing to evaluate the IRS’ proposal and the outcome and timing of a resolution is uncertain.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2016, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2012. In August 2016, Wisconsin began an audit of years 2012 and 2013. As of Dec. 31, 2016, Wisconsin had not proposed any adjustments, and there were no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Unrecognized tax benefit — Permanent tax positions	$0.4	$0.2
Unrecognized tax benefit — Temporary tax positions	4.9	4.3
Total unrecognized tax benefit	$5.3	$4.5

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2016	2015	2014
Balance at Jan. 1	$4.5	$3.0	$1.5
Additions based on tax positions related to the current year	0.5	1.9	1.9
Reductions based on tax positions related to the current year	—	(0.3)	(0.2)
Additions for tax positions of prior years	0.5	0.8	0.1
Reductions for tax positions of prior years	(0.2)	(0.9)	(0.2)
Settlements with taxing authorities	—	—	(0.1)
Balance at Dec. 31	$5.3	$4.5	$3.0

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Dec. 31, 2016	Dec. 31, 2015
NOL and tax credit carryforwards	$(1.2)	$(0.9)

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

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at Dec. 31, 2016, 2015 or 2014 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2016, 2015 or 2014.

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2016	2015
Federal NOL carryforward	$97	$103
Federal tax credit carryforwards	4	5
State NOL carryforward	3	3

The federal carryforward periods expire between 2021 and 2036.  The state carryforward periods expire in 2031.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences for the years ending Dec. 31:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	4.9	4.8	4.9
Change in unrecognized tax benefits	0.1	0.1	—
Tax credits recognized	(0.7)	(0.7)	(0.7)
Regulatory differences — utility plant items	(0.7)	(1.7)	(1.6)
Other, net	(0.3)	(0.3)	(0.1)
Effective income tax rate	38.3%	37.2%	37.5%

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2016	2015	2014
Current federal tax expense (benefit)	$5,367	$(4,715)	$(3,932)
Current state tax expense	131	2,150	453
Current change in unrecognized tax expense	559	1,498	1,013
Deferred federal tax expense	29,588	40,580	38,321
Deferred state tax expense	8,212	6,675	8,042
Deferred change in unrecognized tax benefit	(432)	(1,422)	(967)
Deferred investment tax credits	(523)	(528)	(527)
Total income tax expense	$42,902	$44,238	$42,403

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2016	2015	2014
Deferred tax expense excluding items below	$39,530	$51,084	$49,793
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(2,112)	(5,200)	(4,346)
Tax expense allocated to other comprehensive income and other	(50)	(51)	(51)
Deferred tax expense	$37,368	$45,833	$45,396

The components of the net deferred tax liability at Dec. 31 were as follows:

(Thousands of Dollars)	2016	2015
Deferred tax liabilities:
Difference between book and tax bases of property	$412,071	$382,592
Regulatory assets	75,392	78,233
Employee benefits	15,443	18,028
Other	9,949	10,190
Total deferred tax liabilities	$512,855	$489,043
Deferred tax assets:
NOL carryforward	$35,216	$37,508
Environmental remediation	25,842	37,938
Regulatory liabilities	5,779	9,328
Deferred investment tax credits	4,996	5,312
Tax credit carryforward	3,704	4,760
Other	6,725	3,134
Total deferred tax assets	$82,262	$97,980
Net deferred tax liability	$430,593	$391,063

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

Xcel Energy, which includes NSP-Wisconsin, offers various benefit plans to its employees. Approximately 71 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2016, NSP-Wisconsin had 399 bargaining employees covered under a collective-bargaining agreement, which expires at the end of 2019.

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted NAVs.

Insurance contracts — Insurance contract fair values take into consideration the value of the investments in separate accounts of the insurer, which are priced based on observable inputs.

Investments in commingled funds, equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds are measured using NAVs, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. The investments in commingled funds may be redeemed for NAV with proper notice. Proper notice varies by fund and can range from daily with a few days’ notice to annually with 90 days’ notice. Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Depending on the fund, unscheduled distributions from real estate investments may require approval of the fund or may be redeemed with proper notice, which is typically quarterly with 45-90 days’ notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity.

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

In addition to the qualified pension plans, Xcel Energy maintains a supplemental executive retirement plan (SERP) and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides unfunded, nonqualified benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions attributable to NSP-Wisconsin funded by NSP-Wisconsin’s consolidated operating cash flows. The total obligations of the SERP and nonqualified plan as of Dec. 31, 2016 and 2015 were $43.5 million and $41.8 million, respectively, of which $0.8 million and $0.7 million, respectively, was attributable to NSP-Wisconsin. In 2016 and 2015, Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $7.9 million and $9.5 million, respectively, of which amounts attributable to NSP-Wisconsin were immaterial.

In 2016, Xcel Energy established rabbi trusts to provide partial funding for future distributions of the SERP and its deferred compensation plan. Rabbi trust funding of deferred compensation plan distributions attributable to NSP-Wisconsin will be supplemented by NSP-Wisconsin’s consolidated operating cash flows as determined necessary. The amount of rabbi trust funding attributable to NSP-Wisconsin is immaterial. Also in 2016, Xcel Energy amended the deferred compensation plan to provide eligible participants the ability to diversify deferred settlements of equity awards, other than time-based equity awards, into various fund options.

Xcel Energy Inc. and NSP-Wisconsin base the investment-return assumption on expected long-term performance for each of the investment types included in the pension asset portfolio and consider the historical returns achieved by the asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts. Xcel Energy Inc. and NSP-Wisconsin continually review pension assumptions. The pension cost determination assumes a forecasted mix of investment types over the long term.

•	Investment returns in 2016 were below the assumed level of 7.10 percent;

•	Investment returns in 2015 and 2014 were below the assumed level of 7.25 percent for both years; and

•	In 2017, NSP-Wisconsin’s expected investment-return assumption is 7.10 percent.

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

The following table presents the target pension asset allocations for NSP-Wisconsin at Dec. 31 for the upcoming year:

	2016	2015
Domestic and international equity securities	40%	41%
Long-duration fixed income and interest rate swap securities	23	23
Short-to-intermediate fixed income securities	16	14
Alternative investments	19	20
Cash	2	2
Total	100%	100%

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

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, NSP-Wisconsin’s pension plan assets that are measured at fair value as of Dec. 31, 2016 and 2015:

	Dec. 31, 2016
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$3,939	$—	$—	$—	$3,939
Commingled funds:
U.S. equity funds	—	—	—	21,415	21,415
Non U.S. equity funds	—	—	—	16,348	16,348
U.S. corporate bond funds	—	—	—	10,581	10,581
Emerging market equity funds	—	—	—	8,577	8,577
Emerging market debt funds	—	—	—	7,306	7,306
Commodity funds	—	—	—	889	889
Private equity investments	—	—	—	4,652	4,652
Real estate	—	—	—	8,108	8,108
Other commingled funds	—	—	—	8,752	8,752
Debt securities:
Government securities	—	12,773	—	—	12,773
U.S. corporate bonds	—	9,432	—	—	9,432
Non U.S. corporate bonds	—	1,514	—	—	1,514
Mortgage-backed securities	—	254	—	—	254
Asset-backed securities	—	120	—	—	120
Equity securities:
U.S. equities	4,219	—	—	—	4,219
Other	—	97	—	—	97
Total	$8,158	$24,190	$—	$86,628	$118,976

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

	Dec. 31, 2015
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$6,005	$—	$—	$—	$6,005
Derivatives	—	89	—	—	89
Commingled funds:
U.S. equity funds	—	—	—	17,338	17,338
Non U.S. equity funds	—	—	—	16,710	16,710
U.S. corporate bond funds	—	—	—	10,001	10,001
Emerging market equity funds	—	—	—	7,491	7,491
Emerging market debt funds	—	—	—	7,245	7,245
Commodity funds	—	—	—	2,461	2,461
Private equity investments	—	—	—	5,967	5,967
Real estate	—	—	—	8,663	8,663
Other commingled funds	—	—	—	9,321	9,321
Debt securities:
Government securities	—	13,048	—	—	13,048
U.S. corporate bonds	—	9,008	—	—	9,008
Non U.S. corporate bonds	—	1,446	—	—	1,446
Asset-backed securities	—	101	—	—	101
Equity securities:
U.S. equities	4,213	—	—	—	4,213
Other	—	207	—	—	207
Total	$10,218	$23,899	$—	$85,197	$119,314

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

There were no assets transferred in or out of Level 3 for the years ended Dec. 31, 2016, 2015 or 2014.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for NSP-Wisconsin is presented in the following table:

(Thousands of Dollars)	2016	2015
Accumulated Benefit Obligation at Dec. 31	$146,448	$140,917

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$152,545	$165,669
Service cost	4,417	4,759
Interest cost	6,816	6,520
Plan amendments	305	—
Actuarial loss (gain)	7,315	(11,159)
Benefit payments	(13,941)	(13,244)
Obligation at Dec. 31	$157,457	$152,545

(Thousands of Dollars)	2016	2015
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$119,314	$132,713
Actual return (loss) on plan assets	6,163	(5,087)
Employer contributions	7,440	4,932
Benefit payments	(13,941)	(13,244)
Fair value of plan assets at Dec. 31	$118,976	$119,314

(Thousands of Dollars)	2016	2015
Funded Status of Plans at Dec. 31:
Funded status (a)	$(38,481)	$(33,231)

(a)	Amounts are recognized in noncurrent liabilities on NSP-Wisconsin’s consolidated balance sheets.

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$91,531	$86,614
Prior service cost	750	556
Total	$92,281	$87,170

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$5,972	$6,300
Noncurrent regulatory assets	86,309	80,870
Total	$92,281	$87,170

Measurement date	Dec. 31, 2016	Dec. 31, 2015

	2016	2015
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.13%	4.66%
Expected average long-term increase in compensation level	3.75	4.00
Mortality table	RP 2014	RP 2014

Mortality — In 2014, the Society of Actuaries published a new mortality table (RP-2014) and projection scale (MP-2014) that increased the overall life expectancy of males and females. On Dec. 31, 2014 NSP-Wisconsin adopted the RP-2014 table, with modifications, based on its population and specific experience and a modified MP-2014 projection scale. During 2016, a new projection table was released (MP-2016).  In 2016, NSP-Wisconsin adopted a modified version of the MP-2016 table and will continue to utilize the RP-2014 base table, modified for company experience.

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. Required contributions were made in 2014 through 2017 to meet minimum funding requirements.

Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:

•	$150.0 million in January 2017, of which $9.0 million was attributable to NSP-Wisconsin;

•	$125.2 million in 2016, of which $7.4 million was attributable to NSP-Wisconsin;

•	$90.1 million in 2015, of which $4.9 million was attributable to NSP-Wisconsin; and

•	$130.6 million in 2014, of which $8.0 million was attributable to NSP-Wisconsin.

For future years, Xcel Energy and NSP-Wisconsin anticipate contributions will be made as necessary.

Plan Amendments — The 2016 increase in the projected benefit obligation resulted from a change in the discount rate basis for lump sum conversion to annuity participants and annuity conversion to lump sum participants in the Xcel Energy Pension Plan. In 2015, there were no plan amendments made which affected the projected benefit obligation.

Benefit Costs — The components of NSP-Wisconsin’s net periodic pension cost were:

(Thousands of Dollars)	2016	2015	2014
Service cost	$4,417	$4,759	$4,527
Interest cost	6,816	6,520	7,257
Expected return on plan assets	(9,157)	(9,483)	(9,642)
Amortization of prior service cost	111	111	111
Amortization of net loss	5,392	6,804	6,617
Net periodic pension cost	$7,579	$8,711	$8,870

	2016	2015	2014
Significant Assumptions Used to Measure Costs:
Discount rate	4.66%	4.11%	4.75%
Expected average long-term increase in compensation level	4.00	3.75	3.75
Expected average long-term rate of return on assets	7.10	7.25	7.25

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy Inc., costs are allocated to NSP-Wisconsin based on Xcel Energy Services Inc. employees’ labor costs. Amounts allocated to NSP-Wisconsin were $1.6 million, $1.9 million and $1.7 million in 2016, 2015 and 2014, respectively. Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2017 pension cost calculations is 7.10 percent. The cost calculation uses a market-related valuation of pension assets. Xcel Energy, including NSP-Wisconsin, uses a calculated value method to determine the market-related value of the plan assets. The market-related value begins with the fair market value of assets as of the beginning of the year. The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year. As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Defined Contribution Plans

Xcel Energy, which includes NSP-Wisconsin, maintains 401(k) and other defined contribution plans that cover substantially all employees. The expense to these plans for NSP-Wisconsin was approximately $1.4 million in 2016, 2015 and 2014.

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

The following table presents the target postretirement asset allocations for Xcel Energy Inc. and NSP-Wisconsin at Dec. 31 for the upcoming year:

	2016	2015
Domestic and international equity securities	25%	25%
Short-to-intermediate fixed income securities	57	57
Alternative investments	13	13
Cash	5	5
Total	100%	100%

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

The following tables present, for each of the fair value hierarchy levels, NSP-Wisconsin’s proportionate allocation of the total postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2016 and 2015:

	Dec. 31, 2016
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$25	$—	$—	$—	$25
Insurance contracts	—	58	—	—	58
Commingled funds:
U.S. equity funds	—	—	—	67	67
U.S fixed income funds	—	—	—	33	33
Emerging market debt funds	—	—	—	38	38
Other commingled funds	—	—	—	67	67
Debt securities:
Government securities	—	46	—	—	46
U.S. corporate bonds	—	77	—	—	77
Non U.S. corporate bonds	—	21	—	—	21
Asset-backed securities	—	23	—	—	23
Mortgage-backed securities	—	36	—	—	36
Equity securities:
Non U.S. equities	50	—	—	—	50
Other	—	2	—	—	2
Total	$75	$263	$—	$205	$543

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

	Dec. 31, 2015
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$18	$—	$—	$—	$18
Insurance contracts	—	44	—	—	44
Commingled funds:
U.S. equity funds	—	—	—	36	36
Non U.S. equity funds	—	—	—	31	31
U.S fixed income funds	—	—	—	23	23
Emerging market equity funds	—	—	—	10	10
Emerging market debt funds	—	—	—	33	33
Other commingled funds	—	—	—	58	58
Debt securities:
Government securities	—	37	—	—	37
U.S. corporate bonds	—	56	—	—	56
Non U.S. corporate bonds	—	12	—	—	12
Asset-backed securities	—	27	—	—	27
Mortgage-backed securities	—	33	—	—	33
Total	$18	$209	$—	$191	$418

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

There were no assets transferred in or out of Level 3 for the years ended Dec. 31, 2016, 2015 and 2014.

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for NSP-Wisconsin is presented in the following table:

(Thousands of Dollars)	2016	2015
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$14,718	$16,768
Service cost	24	29
Interest cost	651	653
Medicare subsidy reimbursements	7	13
Plan participants’ contributions	87	130
Actuarial loss (gain)	775	(1,645)
Benefit payments	(1,289)	(1,230)
Obligation at Dec. 31	$14,973	$14,718

(Thousands of Dollars)	2016	2015
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$418	$512
Actual loss on plan assets	(12)	(12)
Plan participants’ contributions	87	130
Employer contributions	1,339	1,018
Benefit payments	(1,289)	(1,230)
Fair value of plan assets at Dec. 31	$543	$418

(Thousands of Dollars)	2016	2015
Funded Status of Plans at Dec. 31:
Funded status	$(14,430)	$(14,300)
Current liabilities	(822)	(1,017)
Noncurrent liabilities	(13,608)	(13,283)
Net postretirement amounts recognized on consolidated balance sheets	$(14,430)	$(14,300)

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$8,883	$8,402
Prior service credit	(2,134)	(2,485)
Total	$6,749	$5,917

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$—	$99
Noncurrent regulatory assets	6,749	5,818
Total	$6,749	$5,917

Measurement date	Dec. 31, 2016	Dec. 31, 2015

	2016	2015
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.13%	4.65%
Mortality table	RP 2014	RP 2014
Health care costs trend rate — initial	5.50%	6.00%

Effective Jan. 1, 2017, the initial medical trend rate was decreased from 6.0 percent to 5.5 percent. The ultimate trend assumption remained at 4.5 percent. The period until the ultimate rate is reached is two years. Xcel Energy Inc. and NSP-Wisconsin base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A one-percent change in the assumed health care cost trend rate would have the following effects on NSP-Wisconsin:

	One-Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$1,423	$(1,212)
Service and interest components	71	(60)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy, which includes NSP-Wisconsin, contributed $17.9 million, $18.3 million and $17.1 million during 2016, 2015 and 2014, respectively, of which $1.3 million, $1.0 million and $1.0 million were attributable to NSP-Wisconsin. Xcel Energy expects to contribute approximately $11.8 million during 2017, of which $1.4 million is attributable to NSP-Wisconsin.

Plan Amendments — In 2016 and 2015, there were no plan amendments made which affected the benefit obligation.

Benefit Costs — The components of NSP-Wisconsin’s net periodic postretirement benefit costs were:

(Thousands of Dollars)	2016	2015	2014
Service cost	$24	$29	$35
Interest cost	651	653	791
Expected return on plan assets	(24)	(30)	(52)
Amortization of prior service credit	(351)	(351)	(351)
Amortization of net loss	330	456	666
Net periodic postretirement benefit cost	$630	$757	$1,089

	2016	2015	2014
Significant Assumptions Used to Measure Costs:
Discount rate	4.65%	4.08%	4.82%
Expected average long-term rate of return on assets	5.80	5.80	7.08

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy Inc., costs are allocated to NSP-Wisconsin based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments

The following table lists NSP-Wisconsin’s projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2017	$12,324	$1,371	$6	$1,365
2018	11,496	1,308	5	1,303
2019	12,957	1,271	4	1,267
2020	13,329	1,226	4	1,222
2021	12,964	1,169	3	1,166
2022-2026	61,280	5,031	15	5,016

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

Contributions to multiemployer plans were as follows for the years ended Dec. 31, 2016, 2015 and 2014. There were no significant changes to the nature or magnitude of the participation of NSP-Wisconsin in multiemployer plans for the years presented:

(Thousands of Dollars)	2016	2015	2014
Multiemployer plan contributions:
Pension	$707	$944	$156

8.	Other Income, Net

Other income, net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2016	2015	2014
Interest income	$244	$332	$368
Other nonoperating income	208	789	321
Insurance policy expense	22	(228)	(409)
Other nonoperating expense	(13)	(10)	(10)
Other income, net	$461	$883	$270

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted NAVs.

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

At Dec. 31, 2016, accumulated other comprehensive losses related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.

The following table details the gross notional amounts of commodity options at Dec. 31:

(Amounts in Thousands) (a)(b)	2016	2015
MMBtu of natural gas	255	388

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2016	2015	2014
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(209)	$(285)	$(361)
After-tax net realized losses on derivative transactions reclassified into earnings	76	76	76
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(133)	$(209)	$(285)

Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were $0.1 million for each of the years ended Dec. 31, 2016, 2015 and 2014.

During the years ended Dec. 31, 2016 and 2015 changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.2 million and $0.7 million, recognized as regulatory assets and liabilities. During the year ended Dec. 31, 2014, changes in the fair value of natural gas commodity derivatives resulted in net gains of $0.1 million, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

During the years ended Dec. 31, 2016 and 2015, $0.8 million and $1.4 million of natural gas commodity derivatives settlement losses were recognized and immaterial gains were recognized for the year ended Dec. 31, 2014, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2016, 2015 and 2014. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis:

	Dec. 31, 2016
	Fair Value			Fair Value Total	Counterparty Netting (a)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total (b)
Current derivative assets
Natural gas commodity	$—	$149	$—	$149	$—	$149

	Dec. 31, 2015
	Fair Value			Fair Value Total	Counterparty Netting (a)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total (c)
Current derivative assets
Natural gas commodity	$—	$15	$—	$15	$(11)	$4
Total current derivative assets	$—	$15	$—	$15	$(11)	$4
Current derivative liabilities
Natural gas commodity	$—	$194	$—	$194	$(11)	$183
Total current derivative liabilities	$—	$194	$—	$194	$(11)	$183

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2016 and 2015.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in prepayments and other current assets balance of $3.8 million at Dec. 31, 2016 in the consolidated balance sheets.

(c)	Included in prepayments and other current assets balance of $2.4 million and other current liabilities balance of $15.1 million at Dec. 31, 2015 in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of Dec. 31, 2016 and 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2016		2015
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (a)	$663,069	$730,284	$662,449	$742,565

(a)
Amounts reflect the classification of debt issuance costs as a deduction from the carrying amount of the related debt. See Note 2, Accounting Pronouncements for more information on the adoption of ASU No. 2015-03.

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of Dec. 31, 2016 and 2015, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

10.	Rate Matters

Recently Concluded Regulatory Proceedings — PSCW

Wisconsin 2017 Electric and Gas Rate Case — In April 2016, NSP-Wisconsin filed a request with the PSCW for an increase in annual electric rates of $17.4 million, or 2.4 percent, and an increase in natural gas rates by $4.8 million, or 3.9 percent, effective January 2017.

The electric rate request was for the limited purpose of recovering increases in (1) generation and transmission fixed charges and fuel and purchased power expenses related to the interchange agreement with NSP-Minnesota, and (2) costs associated with forecasted average rate base of $1.188 billion in 2017.

The natural gas rate request was for the limited purpose of recovering expenses related to the ongoing environmental remediation of a former MGP site and adjacent area in Ashland, Wis.

No changes were requested to the capital structure or the 10.0 percent ROE authorized by the PSCW in the 2016 rate case. As part of an agreement with stakeholders to limit the size and scope of the case, NSP-Wisconsin also agreed to an earnings cap, solely for 2017, in which 100 percent of the earnings in excess of the authorized ROE would be refunded to customers.

In December 2016, the PSCW issued an order approving an electric rate increase of approximately $22.5 million, or 3.2 percent, and a natural gas rate increase of $4.8 million, or 3.9 percent. The differences between NSP-Wisconsin’s original electric rate request and the PSCW’s approved electric increase are summarized below:

Electric Rate Request (Millions of Dollars)	NSP-Wisconsin Request	Final Decision
Rate base investments	$11.0	$7.6
Generation and transmission expenses (excluding fuel and purchased power) (a)	6.8	6.1
Fuel and purchased power expenses	11.0	10.7
Subtotal	28.8	24.4
2015 fuel refund (b)	(9.5)	—
Department of Energy settlement refund	(1.9)	(1.9)
Total electric rate increase	$17.4	$22.5

(a)	Includes Interchange Agreement billings. For financial reporting purposes, these expenses are included in O&M.

(b)
In July 2016, the PSCW required NSP-Wisconsin to return the 2015 fuel refund directly to customers, rather than using it to offset the proposed 2017 rate increase, as originally proposed by NSP-Wisconsin. This decision, when combined with the increase in forecasted fuel and purchased power expense, effectively increased NSP-Wisconsin’s requested electric rate increase to $29.9 million, or 4.2 percent.

Pending Regulatory Proceedings - MPSC

Michigan 2017 Natural Gas Rate Case — In October 2016, NSP-Wisconsin filed a request with the MPSC to increase base rates for natural gas service by approximately $347 thousand annually, or 6.5 percent. The filing was based on a 2017 forecast test year, a 10.2 percent ROE, an equity ratio of 52.56 percent and a forecasted average rate base of approximately $6.4 million. The primary driver of the requested increase is investment in natural gas distribution infrastructure, mainly in conjunction with NSP-Wisconsin’s Distribution Integrity Management Program (DIMP). NSP-Wisconsin also proposed an Infrastructure Cost Recovery Mechanism (ICRM) rate rider to recover ongoing costs associated with the DIMP. In addition, the filing requested recovery of approximately $129 thousand, or 2.4 percent, through the ICRM, beginning in January 2018.  Under the proposal, the ICRM rider would be adjusted annually. No party sought to intervene in the case. A settlement conference was held in February 2017 at which NSP-Wisconsin reached a verbal settlement with the MPSC staff. The terms and conditions of the agreement are still subject to final documentation and require the approval of the MPSC.

Recently Concluded Regulatory Proceedings — MPUC

Monticello Prudence Investigation — In 2013, NSP-Minnesota completed the Monticello LCM/EPU project. The multi-year project extended the life of the facility and increased the capacity from 600 to 671 MW in 2015. The Monticello LCM/EPU project expenditures were approximately $665 million. Total capitalized costs were approximately $748 million, which includes AFUDC. In 2008, project expenditures were initially estimated at approximately $320 million, excluding AFUDC.

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

Pending Regulatory Proceedings — FERC

MISO ROE Complaints/ROE Adder — In November 2013, a group of customers filed a complaint at the FERC against MISO TOs, including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, a prohibition on capital structures in excess of 50 percent equity, and the removal of ROE adders (including those for RTO membership and for being an independent transmission company), effective Nov. 12, 2013.

In December 2015, an ALJ initial decision recommended the FERC approve a ROE of 10.32 percent, which the FERC upheld in an order issued on Sept. 28, 2016. This ROE is applicable for the 15 month refund period from Nov. 12, 2013 to Feb. 11, 2015, and prospectively from the date of the FERC order. The total prospective ROE is 10.82 percent, which includes a previously approved 50 basis point adder for RTO membership.

In February 2015, a second complaint seeking to reduce the MISO region ROE from 12.38 percent to 8.67 percent prior to any adder was filed, which the FERC set for hearings, resulting in a second period of potential refund from Feb. 12, 2015 to May 11, 2016. The MPUC, NDPSC, SDPUC and the DOC joined a joint complainant/intervenor initial brief recommending an ROE of approximately 8.81 percent. FERC staff recommended a ROE of 8.78 percent. The MISO TOs recommended a ROE of 10.92 percent. On June 30, 2016, the ALJ recommended a ROE of 9.7 percent, the midpoint of the upper half of the discounted cash flow range. A FERC decision is expected later in 2017.

As of Dec. 31, 2016, NSP-Minnesota has recognized a current liability for the Nov. 12, 2013 to Feb. 11, 2015 complaint period based on the 10.32 percent ROE provided in the FERC order, as well as a current liability representing the best estimate of the final ROE for the second complaint period.

11.	Commitments and Contingencies

Commitments

Fuel Contracts — NSP-Wisconsin has entered into various long-term commitments for the purchase and delivery of a significant portion of its current coal and natural gas requirements. These contracts expire in various years between 2017 and 2029. In addition, NSP-Wisconsin is required to pay additional amounts depending on actual quantities shipped under these agreements. As NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers, NSP-Wisconsin utilizes deferred accounting treatment for future rate recovery or refund when fuel costs differ from the amount included in rates by more than two percent on an annual basis, as determined by the PSCW after an opportunity for a hearing and an earnings test based on NSP-Wisconsin’s authorized ROE.

The estimated minimum purchases for NSP-Wisconsin under these contracts as of Dec. 31, 2016 are as follows:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2017	$6.9	$10.9	$13.2
2018	2.5	0.3	12.3
2019	0.8	0.3	11.4
2020	0.8	0.3	9.1
2021	0.8	0.3	8.4
Thereafter	1.7	0.4	36.1
Total (a)	$13.5	$12.5	$90.5

(a)	Excludes additional amounts allocated to NSP-Wisconsin through intercompany charges.

Additional expenditures for fuel and natural gas storage and transportation will be required to meet expected future electric generation and natural gas needs.

Leases — NSP-Wisconsin leases a variety of equipment and facilities used in the normal course of business. These leases, primarily for office space, vehicles, aircraft and power-operated equipment, are accounted for as operating leases. Total expenses under operating lease obligations were approximately $1.2 million, $1.1 million and $1.3 million for 2016, 2015 and 2014, respectively.

Future commitments under operating leases are:

(Millions of Dollars)
2017	$1.0
2018	1.0
2019	1.0
2020	0.9
2021	0.8
Thereafter	5.3
Total	$10.0

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

Equity financing for these entities has been provided by NSP-Wisconsin and the general partner of each limited partnership, and NSP-Wisconsin’s risk of loss is limited to its capital contributions, adjusted for any distributions and its share of undistributed profits and losses; no significant additional financial support has been, or is required to be provided to the limited partnerships by NSP-Wisconsin. Mortgage-backed debt typically comprises the majority of the financing at inception of each limited partnership and is paid over the life of the limited partnership arrangement. Obligations of the limited partnerships are generally secured by the housing properties of each limited partnership, and the creditors of each limited partnership have no significant recourse to NSP-Wisconsin or its subsidiaries. Likewise, the assets of the limited partnerships may only be used to settle obligations of the limited partnerships, and not those of NSP-Wisconsin or its subsidiaries.

Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for low-income housing limited partnerships include the following:

(Thousands of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Current assets	$375	$377
Property, plant and equipment, net	2,025	2,199
Other noncurrent assets	125	127
Total assets	$2,525	$2,703

Current liabilities	$1,269	$1,246
Mortgages and other long-term debt payable	486	537
Other noncurrent liabilities	54	51
Total liabilities	$1,809	$1,834

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

On Dec. 31, 2016, NSP-Minnesota’s public liability for claims resulting from any nuclear incident was limited to $13.4 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota had secured $375 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $13.0 billion of exposure was funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear accident. On Jan. 1, 2017, the available insurance limit was increased from $375 million to $450 million. This increase in limit occurs periodically and the Price-Anderson amendment to the Atomic Energy Act requires purchasing the full available limit. On Jan. 1, 2017 this $450 million limit was secured from the insurance pool. NSP-Minnesota is subject to assessments of up to $127.3 million per reactor per accident for each of its three licensed reactors, to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $19.0 million per reactor per incident during any one year. These maximum assessment amounts are both subject to inflation adjustment by the NRC and state premium taxes. The NRC’s last adjustment was effective September 2013.

NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from Nuclear Electric Insurance Ltd. (NEIL). The coverage limits are $2.3 billion for each of NSP-Minnesota’s two nuclear plant sites. NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term. All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. However, in each calendar year, NSP-Minnesota could be subject to maximum assessments of approximately $19.8 million for business interruption insurance and $43.0 million for property damage insurance if losses exceed accumulated reserve funds.

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	Guarantee Amount	Current Exposure	Term or Expiration Date	Triggering Event
Guarantee of customer loans for the Farm Rewiring Program(a)	$1.0	$0.1	2020	(b)

(a)	The term of this guarantee expires in 2020, which is the final scheduled repayment date for the loans. As of Dec. 31, 2016, no claims had been made by the lender.

(b)	The debtor becomes the subject of bankruptcy or other insolvency proceedings.

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

MGP Sites

Ashland MGP Site — NSP-Wisconsin has been named a PRP for contamination at a site in Ashland, Wis. The Ashland/Northern States Power Lakefront Superfund Site (the Site) includes NSP-Wisconsin property, previously operated as a MGP facility (the Upper Bluff), and two other properties: an adjacent city lakeshore park area (Kreher Park); and an area of Lake Superior’s Chequamegon Bay adjoining the park.

In 2012, under a settlement agreement with the EPA, NSP-Wisconsin agreed to remediate the Phase I Project Area (which includes the Upper Bluff and Kreher Park areas of the Site). The current cost estimate for the cleanup of the Phase I Project Area is approximately $72.4 million, of which approximately $56.7 million has been spent.

NSP-Wisconsin performed a wet dredge pilot study in the summer of 2016 and demonstrated that a wet dredge remedy can meet the performance standards for remediation of the Sediments. As a result, the EPA authorized NSP-Wisconsin to extend the wet dredge pilot to additional areas of the Site. In January 2017, under a settlement agreement with the EPA, NSP-Wisconsin agreed to remediate the Phase II Project Area (the Sediments). The settlement agreement was lodged with the U.S. District Court for the Western District of Wisconsin (District Court) in January 2017, and a 30-day public comment period lapsed in February 2017. If the settlement is timely approved by the District Court, NSP-Wisconsin anticipates a full scale wet dredge remedy of the Sediments will be performed in 2017, with restoration activities concluding in 2018.

At Dec. 31, 2016 and 2015, NSP-Wisconsin had recorded a total liability of $64.3 million and $94.4 million, respectively, for the entire site.

NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation costs as a regulatory asset. The PSCW has consistently authorized NSP-Wisconsin rate recovery for all remediation costs incurred at the Site. In 2012, the PSCW agreed to allow NSP-Wisconsin to pre-collect certain costs, to amortize costs over a ten-year period and to apply a three percent carrying cost to the unamortized regulatory asset. In April 2016, NSP-Wisconsin filed a limited natural gas rate case for recovery of additional expenses associated with remediating the Site. In December 2016, the PSCW issued a written order approving the requested increase in annual recovery of MGP clean-up costs from $7.6 million in 2016 to $12.4 million in 2017.

Other MGP Sites — NSP-Wisconsin is currently involved in investigating and/or remediating several other MGP sites where regulated materials may have been deposited. NSP-Wisconsin has identified one site where former MGP activities may have resulted in site contamination and is under current investigation. At this MGP site, there are other parties that may have responsibility for some portion of any remediation. NSP-Wisconsin anticipates that the majority of the remediation at this site will continue through at least 2017. NSP-Wisconsin had accrued $0.1 million and $0.2 million for this site at Dec. 31, 2016 and 2015, respectively. There may be insurance recovery and/or recovery from other PRPs that will offset any costs incurred. NSP-Wisconsin anticipates that any amounts spent will be fully recovered from customers.

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

Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. NSP-Wisconsin has reviewed the final rule and is in the process of evaluating whether the costs of compliance could have a material impact on the results of operations, financial position or cash flows. NSP-Wisconsin believes that compliance costs would be recoverable through regulatory mechanisms.

Federal CWA Section 316(b) — Section 316(b) of the federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. The EPA published the final 316(b) rule in 2014. The rule prescribes technology for protecting fish that get stuck on plant intake screens (known as impingement) and describes a process for site-specific determinations by each state for sites that must protect the small aquatic organisms that pass through the intake screens into the plant cooling systems (known as entrainment). The timing of compliance with the requirements will vary from plant-to-plant since the new rule does not have a final compliance deadline. Many of the compliance requirements depend on site-specific determinations by state regulators; therefore, the exact cost is somewhat uncertain. NSP-Wisconsin believes at least two plants could be required by state regulators to make improvements to reduce entrainment. NSP-Wisconsin estimates the likely cost for complying with impingement requirements may be incurred between 2017 and 2027 and is approximately $4 million and anticipates these costs will be fully recoverable in rates.

Federal CWA Waters of the United States Rule — In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The expansion of the term “Waters of the U.S.” will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule and subsequently ruled that it, rather than the federal district courts, had jurisdiction over challenges to the rule.  In January 2017, the U.S. Supreme Court agreed to resolve the dispute as to which court should hear challenges to the rule. A ruling is expected by June 2017.

Air
GHG Emission Standard for Existing Sources (Clean Power Plan or CPP) — In 2015, a final rule was published by the EPA for GHG emission standards for existing power plants.  Under the rule, states were required to develop implementation plans by September 2016, with the possibility of an extension to September 2018, or submit to a federal plan for the state prepared by the EPA.  Among other things, the rule requires that state plans include enforceable measures to ensure emissions from existing power plants achieve the EPA’s state-specific interim (2022-2029) and final (2030 and thereafter) emission performance targets.  The CPP was challenged by multiple parties in the D.C. Circuit Court.  In January 2016, the D.C. Circuit Court denied requests to stay the effectiveness of the rule. In February 2016, the U.S. Supreme Court issued an order staying the final CPP rule. In September 2016, the D.C. Circuit Court heard oral arguments in the consolidated challenges to the CPP. The stay will remain in effect until the D.C. Circuit Court reaches its decision and the U.S. Supreme Court either declines to review the lower court’s decision or reaches a decision of its own. During the pendency of the stay, states are not required to submit implementation plans and the EPA will not enforce deadlines or issue a federal plan for any state. All states served by NSP-Wisconsin have suspended formal planning efforts.

NSP-Wisconsin has undertaken a number of initiatives that reduce GHG emissions and respond to state renewable and energy efficiency goals.  The CPP could require additional emission reductions in states in which NSP-Wisconsin operates.  If state plans do not provide credit for the investments NSP-Wisconsin has already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs.  Until NSP-Wisconsin has more information about SIPs or the EPA finalizes its proposed federal plan for the states that do not develop related plans, NSP-Wisconsin cannot predict the costs of compliance with the final rule once it takes effect. NSP-Wisconsin believes compliance costs will be recoverable through regulatory mechanisms.  If NSP-Wisconsin’s regulators do not allow recovery of all or a part of the cost of capital investment or the O&M costs incurred to comply with the CPP or cost recovery is not provided in a timely manner, it could have a material impact on results of operations, financial position or cash flows.

CSAPR — CSAPR addresses long range transport of PM and ozone by requiring reductions in SO2 and NOx from utilities in the eastern half of the United States, including Wisconsin, using an emissions trading program.

CSAPR was adopted to address interstate emissions impacting downwind states’ attainment of the 1997 ozone NAAQS and the 1997 and 2006 particulate NAAQS. As the EPA revises NAAQS, it will consider whether to make any further reductions to CSAPR emission budgets and whether to change which states are included in the emissions trading program. In December 2015, the EPA proposed adjustments to CSAPR emission budgets which address attainment of the more stringent 2008 ozone NAAQS. The EPA adopted a final rule in September 2016 for the ozone season emission budget for NOx which did not materially impact NSP-Wisconsin.

Revisions to the NAAQS for Ozone — In 2015, the EPA revised the NAAQS for ozone by lowering the eight-hour standard from 75 parts per billion (ppb) to 70 ppb. Current monitored air quality concentrations in areas of Wisconsin, where NSP-Wisconsin operates, are below the new standard. Therefore, NSP-Wisconsin does not expect a material impact on results of operations, financial position or cash flows.

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

NSP-Wisconsin has recognized an ARO for the retirement costs of natural gas mains and lines and for the removal of electric transmission and distribution equipment, which consists of many small potential obligations associated with PCBs, mineral oil, storage tanks, lithium batteries, mercury and street lighting lamps. The electric and common general AROs include small obligations primarily related to storage tanks.

In April 2015, the EPA published the final rule regulating the management and disposal of coal combustion byproducts (e.g., coal ash) as a nonhazardous waste to the Federal Register. The rule became effective in October 2015. No cash flow revisions were necessary, as a result of the final rule, as of Dec. 31, 2015.

A reconciliation of NSP-Wisconsin’s AROs for the years ended Dec. 31, 2016 and 2015 is as follows:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2016	Liabilities Settled	Accretion	Cash Flow Revisions	Ending Balance Dec. 31, 2016 (a)
Electric plant
Steam production asbestos	$2,145	$—	$49	$—	$2,194
Steam production ash containment	617	—	18	(183)	452
Electric distribution	72	—	3	(43)	32
Other	391	(29)	14	—	376
Natural gas plant
Gas distribution	6,367	—	256	1,670	8,293
Common and other property
Common miscellaneous	95	—	2	(52)	45
Total liability (b)	$9,687	$(29)	$342	$1,392	$11,392

(a)	There were no ARO liabilities recognized during the year ended Dec. 31, 2016.

(b)	Included in other long-term liabilities balance in the consolidated balance sheet.

(Thousands of Dollars)	Beginning Balance Jan. 1, 2015	Accretion	Cash Flow Revisions	Ending Balance Dec. 31, 2015 (a)
Electric plant
Steam production asbestos	$2,049	$45	$51	$2,145
Steam production ash containment	374	14	229	617
Electric distribution	37	1	34	72
Other	412	15	(36)	391
Natural gas plant
Gas distribution	6,127	240	—	6,367
Common and other property
Common miscellaneous	91	4	—	95
Total liability (b)	$9,090	$319	$278	$9,687

(a)	There were no ARO liabilities recognized or settled during the year ended Dec. 31, 2015.

(b)	Included in other long-term liabilities balance in the consolidated balance sheet.

Indeterminate AROs — Outside of the known and recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Wisconsin’s facilities, but no confirmation or measurement of the amount of asbestos or cost of removal could be determined as of Dec. 31, 2016. Therefore, an ARO has not been recorded for these facilities.

Removal Costs — NSP-Wisconsin records a regulatory liability for the plant removal costs of generation, transmission and distribution facilities that are recovered currently in rates. Generally, the accrual of future non-ARO removal obligations is not required. However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long time periods over which the amounts were accrued and the changing of rates over time, NSP-Wisconsin has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities. Removal costs as of Dec. 31, 2016 and 2015 were $140 million and $132 million, respectively.

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

The cases were consolidated in U.S. District Court in Nevada. Five of the cases have since been settled and seven have been dismissed. One multi-district litigation (MDL) matter remains and it consists of a Colorado class (Breckenridge), a Wisconsin class (NSP-Wisconsin), a Kansas class, and two other cases identified as “Sinclair Oil” and “Farmland.” In November 2016, the MDL judge dismissed e prime and Xcel Energy from the Farmland lawsuit. Motions for summary judgment have been filed by defendants, including e prime, in all of the remaining lawsuits. Defendants have also filed briefs opposing plaintiffs’ motion for class certification.

The majority of the motions filed were argued to the court in January 2017. It is uncertain when the court will render a decision concerning these motions. Xcel Energy, NSP-Wisconsin and e prime have concluded that a loss is remote.

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

The components of regulatory assets shown on the consolidated balance sheets of NSP-Wisconsin at Dec. 31, 2016 and 2015 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2016		Dec. 31, 2015
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Environmental remediation costs	1, 11	Various	$10,669	$148,880	$6,702	$160,699
Pension and retiree medical obligations (a)	7	Various	5,989	93,160	6,415	86,778
Recoverable deferred taxes on AFUDC recorded in plant	1	Plant lives	—	22,345	—	20,586
State commission adjustments	1	Plant lives	703	14,008	724	12,945
Losses on reacquired debt	4	Term of related debt	801	3,333	803	4,134
Deferred income tax adjustment	1, 6	Typically plant lives	—	2,078	—	2,250
Other		Various	—	2,384	1,502	1,804
Total regulatory assets			$18,162	$286,188	$16,146	$289,196

(a)	Includes the non-qualified pension plan.

The components of regulatory liabilities shown on the consolidated balance sheets of NSP-Wisconsin at Dec. 31, 2016 and 2015 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2016		Dec. 31, 2015
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	11	Plant lives	$—	$139,735	$—	$132,311
Investment tax credit deferrals	1, 6	Various	—	8,342	—	8,869
Deferred electric production and natural gas costs	1	Less than one year	11,377	—	9,386	—
DOE settlement	11	Less than one year	4,822	—	1,996	—
Conservation programs	1	Less than one year	1,122	—	339	—
Other		Various	107	112	60	109
Total regulatory liabilities			$17,428	$148,189	$11,781	$141,289

At Dec. 31, 2016 and 2015, approximately $0 million and $1 million of NSP-Wisconsin’s regulatory assets represented past expenditures not currently earning a return, respectively.  This amount primarily includes Monticello EPU costs and recoverable purchased natural gas and electric energy costs.

13.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31, 2016 and 2015 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Year Ended Dec. 31, 2016	Year Ended Dec. 31, 2015
Accumulated other comprehensive loss at Jan. 1	$(209)	$(285)
Losses reclassified from net accumulated other comprehensive loss	76	76
Net current period other comprehensive income	76	76
Accumulated other comprehensive loss at Dec. 31	$(133)	$(209)

Reclassifications from accumulated other comprehensive loss for the years ended Dec. 31, 2016 and 2015 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Year Ended Dec. 31, 2016		Year Ended Dec. 31, 2015
Losses on cash flow hedges:
Interest rate derivatives	$127	(a)	$127	(a)
Total, pre-tax	127		127
Tax benefit	(51)		(51)
Total amounts reclassified, net of tax	$76		$76

(a)	Included in interest charges.

14.	Segments and Related Information

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

The accounting policies of the segments are the same as those described in Note 1.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2016
Operating revenues (a)	$849,946	$106,157	$1,130	$—	$957,233
Intersegment revenues	397	487	—	(884)	—
Total revenues	$850,343	$106,644	$1,130	$(884)	$957,233

Depreciation and amortization	$81,299	$16,794	$201	$—	$98,294
Interest charges and financing costs	29,749	2,855	25	—	32,629
Income tax expense (benefit)	40,547	2,445	(90)	—	42,902
Net income (loss)	65,002	4,503	(370)	—	69,135

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2015
Operating revenues (a)	$834,998	$120,147	$1,396	$—	$956,541
Intersegment revenues	419	498	—	(917)	—
Total revenues	$835,417	$120,645	$1,396	$(917)	$956,541

Depreciation and amortization	$77,036	$14,034	$175	$—	$91,245
Interest charges and financing costs	26,494	2,637	90	—	29,221
Income tax expense	40,654	2,501	1,083	—	44,238
Net income	69,398	4,862	376	—	74,636

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2014
Operating revenues (a)	$829,748	$169,629	$1,085	$—	$1,000,462
Intersegment revenues	497	4,885	—	(5,382)	—
Total revenues	$830,245	$174,514	$1,085	$(5,382)	$1,000,462

Depreciation and amortization	$65,978	$13,501	$175	$—	$79,654
Interest charges and financing costs	23,448	2,358	107	—	25,913
Income tax expense (benefit)	39,621	5,993	(3,211)	—	42,403
Net income	59,060	8,714	2,868	—	70,642

(a)
Operating revenues include $170 million, $163 million and $145 million of intercompany revenue for the years ended Dec. 31, 2016, 2015 and 2014 respectively. See Note 15 for further discussion of related party transactions by operating segment.

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

The table below contains significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Thousands of Dollars)	2016	2015	2014
Operating revenues:
Electric	$170,483	$163,255	$145,102
Operating expenses:
Purchased power (a)	413,615	419,028	430,666
Transmission expense	61,920	54,070	43,876
Natural gas purchased for resale	41	45	90
Other operating expenses — paid to Xcel Energy Services Inc.	106,454	93,890	84,224
Interest expense	4	2	30

(a)
Pursuant to orders issued by the PSCW in December 2013 and February 2014, the 2014 amounts do not reflect $5.2 million of purchased power expenses deferred as a regulatory asset and $11.0 million of transmission costs deferred as a regulatory liability billed to NSP-Wisconsin through the Interchange Agreement from NSP-Minnesota.

Accounts receivable and payable with affiliates at Dec. 31 were:

	2016		2015
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$—	$18,567	$—	$18,268
PSCo	—	974	—	71
SPS	333	—	71	—
Other subsidiaries of Xcel Energy Inc.	—	9,496	—	6,199
	$333	$29,037	$71	$24,538

16.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Operating revenues	$254,850	$219,173	$246,144	$237,066
Operating income	35,448	27,778	46,342	30,360
Net income	17,631	12,625	24,221	14,658

	Quarter Ended
(Thousands of Dollars)	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Operating revenues	$273,960	$216,813	$236,161	$229,607
Operating income	39,549	25,069	47,532	27,809
Net income	22,267	12,512	26,232	13,625

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

Internal Control Over Financial Reporting

No change in NSP-Wisconsin’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting. NSP-Wisconsin maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting.  NSP-Wisconsin has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.  During the year and in preparation for issuing its report for the year ended Dec. 31, 2016 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Wisconsin conducted testing and monitoring of its internal control over financial reporting.  Based on the control evaluation, testing and remediation performed, NSP-Wisconsin did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

In 2016, NSP-Wisconsin implemented the general ledger modules, as well as initiated deployment of work management systems modules, of a new enterprise resource planning system to improve certain financial and related transaction processes. NSP-Wisconsin is continuing to implement additional modules including the conversion of existing work management systems to this same system during 2017. In connection with this ongoing implementation, NSP-Wisconsin is updating its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting systems. NSP-Wisconsin does not believe that this implementation will have an adverse effect on its internal control over financial reporting.

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

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2017 Annual Meeting of Shareholders, which is incorporated by reference.

Item 14 — Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 4, 2017. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2016
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For the three years ended Dec. 31, 2016, 2015 and 2014.
Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2016, 2015 and 2014.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2016, 2015 and 2014.
Consolidated Balance Sheets — As of Dec. 31, 2016 and 2015.
Consolidated Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2016, 2015 and 2014.
Consolidated Statements of Capitalization — As of Dec. 31, 2016 and 2015.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2016, 2015 and 2014.

3.	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*	Amended and restated articles of incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
3.02*	By-Laws of Northern States Power Co. (a Wisconsin corporation) as Amended and Restated on Sept. 26, 2013. (Exhibit 3.02 to Form 10-Q/A for the quarter ended Sept. 30, 2013 (file no. 001-03140)).
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

10.11*+
Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011 (Appendix A to the Xcel Energy Definitive Proxy Statement (file no. 001-03034) filed Apr. 5, 2011).

10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.13*+
First Amendment effective Nov. 29, 2011 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.07 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.14*+
Second Amendment dated Oct. 26, 2011 to the Xcel Energy Inc. Senior Executive Severance and Change-in-Control Policy (Exhibit 10.18 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.15*+
First Amendment dated Feb. 20, 2013 to the Xcel Energy Inc. Executive Annual Incentive Award Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.16*+
Fourth Amendment dated Feb. 20, 2013 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.02 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.17*+
First Amendment dated May 21, 2013 to the Xcel Energy Inc. 2005 Long-Term Incentive Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.21 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.18*+
Second Amendment dated May 21, 2013 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.22 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.19*+	Xcel Energy Inc. 2005 Long-Term Incentive Plan Form of Long-Term Incentive Award Agreement (Exhibit 10.23 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).
10.20*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Appendix B to Schedule 14A, Definitive Proxy Statement to Xcel Energy Inc. (file no. 001-03034) dated April 6, 2015).
10.21*+
Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. (As First Effective May 20, 2015) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.02 to Form 8-K of Xcel Energy, dated May 26, 2015 (file no. 001-03034).

10.22*+
Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions (Restricted Stock Units and Performance Share Units) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.03 to Form 8-K of Xcel Energy, dated May 26, 2015 (file no. 001-03034).

10.23*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan Form of Award Agreement. (Exhibit 10.28 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2015).
10.24*+
Xcel Energy Inc. Executive Annual Incentive Award Sub-plan pursuant to the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.29 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2015).

10.25*+
Fifth Amendment dated May 3, 2016 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended June 30, 2016).

10.26*
Second Amended and Restated Credit Agreement, dated as of June 20, 2016 among NSP-Wisconsin, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agents. (Exhibit 99.05 to Form 8-K of Xcel Energy dated June 20, 2016 (file no. 001-03034)).

10.27*+
Third Amendment dated Sept. 30, 2016 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended Sept. 30, 2016).

10.28*+
Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions (Restricted Stock Units and Performance Share Units) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.33 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2016).

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

SCHEDULE II

NSP-WISCONSIN AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2016, 2015 AND 2014
(amounts in thousands)

		Additions
	Balance at Jan. 1	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions from Reserves(b)	Balance at Dec. 31
Allowance for bad debts:
2016	$5,128	$3,730	$1,008	$5,001	$4,865
2015	5,821	3,947	1,161	5,801	5,128
2014	4,911	4,431	1,269	4,790	5,821

(a)	Recovery of amounts previously written off.

(b)	Deductions relate primarily to bad debt write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A WISCONSIN CORPORATION)

Feb. 24, 2017	/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ BEN FOWKE	/s/ MARK E. STOERING
Ben Fowke	Mark E. Stoering
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ ROBERT C. FRENZEL	/s/ JEFFREY S. SAVAGE
Robert C. Frenzel	Jeffrey S. Savage
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ MARVIN E. MCDANIEL, JR.
Marvin E. McDaniel, Jr.
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

NSP-Wisconsin has not sent, and does not expect to send, an annual report or proxy statement to its security holder.