Form 10-Q
period 2017-03-31
NORTHERN STATES POWER CO /WI/
filed 2017-04-28
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2017	2016
Operating revenues
Electric	$216,309	$211,524
Natural gas	48,347	43,020
Other	275	306
Total operating revenues	264,931	254,850

Operating expenses
Electric fuel and purchased power, non-affiliates	2,873	3,981
Purchased power, affiliates	106,458	108,714
Cost of natural gas sold and transported	25,987	23,418
Operating and maintenance expenses	49,862	48,619
Conservation program expenses	3,054	3,066
Depreciation and amortization	27,049	24,449
Taxes (other than income taxes)	6,873	7,155
Total operating expenses	222,156	219,402

Operating income	42,775	35,448

Other income, net	246	449
Allowance for funds used during construction — equity	1,287	810

Interest charges and financing costs
Interest charges — includes other financing costs of $456 and $462, respectively	8,682	8,604
Allowance for funds used during construction — debt	(550)	(347)
Total interest charges and financing costs	8,132	8,257

Income before income taxes	36,176	28,450
Income taxes	13,757	10,819
Net income	$22,419	$17,631

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2017	2016
Net income	$22,419	$17,631
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $12 and $13, respectively	19	19
Other comprehensive income	19	19
Comprehensive income	$22,438	$17,650

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2017	2016
Operating activities
Net income	$22,419	$17,631
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,425	24,829
Deferred income taxes	11,348	5,284
Amortization of investment tax credits	(131)	(132)
Allowance for equity funds used during construction	(1,287)	(810)
Net derivative losses	166	200
Changes in operating assets and liabilities:
Accounts receivable	(10,867)	(2,797)
Accrued unbilled revenues	12,986	7,326
Inventories	4,806	6,717
Other current assets	4,305	6,348
Accounts payable	19,809	2,325
Net regulatory assets and liabilities	656	1,856
Other current liabilities	(9,158)	3,492
Pension and other employee benefit obligations	(8,860)	(7,264)
Change in other noncurrent assets	(294)	(319)
Change in other noncurrent liabilities	(800)	798
Net cash provided by operating activities	72,523	65,484

Investing activities
Utility capital/construction expenditures	(47,999)	(44,655)
Allowance for equity funds used during construction	1,287	810
Other, net	(159)	292
Net cash used in investing activities	(46,871)	(43,553)

Financing activities
Repayments of short-term borrowings, net	(27,000)	(5,000)
Repayments of long-term debt	(13)	(14)
Capital contributions from (to) parent	12,282	(1,545)
Dividends paid to parent	(10,729)	(15,322)
Other, net	(70)	—
Net cash used in financing activities	(25,530)	(21,881)

Net change in cash and cash equivalents	122	50
Cash and cash equivalents at beginning of period	1,546	1,079
Cash and cash equivalents at end of period	$1,668	$1,129

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(6,020)	$(6,305)
Cash paid for income taxes, net	(11,489)	(2,424)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$15,150	$9,586

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2017	Dec. 31, 2016
Assets
Current assets
Cash and cash equivalents	$1,668	$1,546
Accounts receivable, net	64,898	54,031
Accrued unbilled revenues	40,652	53,638
Inventories	13,503	18,309
Regulatory assets	18,126	18,162
Prepaid taxes	20,414	25,915
Prepayments and other	4,831	3,785
Total current assets	164,092	175,386

Property, plant and equipment, net	1,972,130	1,947,637

Other assets
Regulatory assets	284,587	286,188
Other investments	3,003	2,844
Other	1,079	785
Total other assets	288,669	289,817
Total assets	$2,424,891	$2,412,840

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,110	$1,123
Short-term debt	33,000	60,000
Notes payable to affiliates	500	500
Accounts payable	31,886	41,068
Accounts payable to affiliates	55,082	29,037
Dividends payable to parent	13,071	10,729
Regulatory liabilities	20,830	17,428
Environmental liabilities	40,413	41,438
Accrued interest	9,681	8,012
Other	15,128	26,484
Total current liabilities	220,701	235,819

Deferred credits and other liabilities
Deferred income taxes	442,771	430,593
Deferred investment tax credits	7,906	8,037
Regulatory liabilities	149,713	148,189
Environmental liabilities	21,827	23,003
Customer advances	18,780	19,425
Pension and employee benefit obligations	46,157	55,164
Other	18,695	18,814
Total deferred credits and other liabilities	705,849	703,225

Commitments and contingencies
Capitalization
Long-term debt	662,125	661,946
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at March 31, 2017 and Dec. 31, 2016, respectively	93,300	93,300
Additional paid in capital	410,315	395,315
Retained earnings	332,715	323,368
Accumulated other comprehensive loss	(114)	(133)
Total common stockholder’s equity	836,216	811,850
Total liabilities and equity	$2,424,891	$2,412,840

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2017 and Dec. 31, 2016; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2017 and 2016; and its cash flows for the three months ended March 31, 2017 and 2016. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2017 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2016 balance sheet information has been derived from the audited 2016 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2016. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2016, filed with the SEC on Feb. 24, 2017. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a new framework for the recognition of revenue. NSP-Wisconsin expects its adoption will result in increased disclosures regarding revenue, cash flows and obligations related to arrangements with customers, as well as separate presentation of alternative revenue programs. NSP-Wisconsin has not yet fully determined the impacts of adoption for several aspects of the standard, including a determination whether and how much an evaluation of the collectability of regulated electric and gas revenues will impact the amounts of revenue recognized upon delivery. NSP-Wisconsin currently expects to implement the standard on a modified retrospective basis, which requires application to contracts with customers effective Jan. 1, 2018, with the cumulative impact on contracts not yet completed as of Dec. 31, 2017 recognized as an adjustment to the opening balance of retained earnings.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminates the available-for-sale classification for marketable equity securities, and also replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. Under the new standard, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. NSP-Wisconsin expects that the overall impacts of the Jan. 1, 2018 adoption will not be material.

Leases — In February 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. NSP-Wisconsin has not yet fully determined the impacts of implementation. However, adoption is expected to occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard. As such, agreements entered prior to Jan. 1, 2017 that are currently considered leases are expected to be recognized on the consolidated balance sheet, including contracts for use of office space, equipment and natural gas storage assets, as well as certain purchased power agreements (PPAs) for natural gas-fueled generating facilities. NSP-Wisconsin expects that similar agreements entered after Dec. 31, 2016 will generally qualify as leases under the new standard, but has not yet completed its evaluation of certain other contracts, including arrangements for the secondary use of assets, such as land easements.

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. NSP-Wisconsin has not yet fully determined the impacts of adoption of the standard, but expects that as a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the current ratemaking treatment, and that the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2017	Dec. 31, 2016
Accounts receivable, net (a)
Accounts receivable	$69,975	$58,896
Less allowance for bad debts	(5,077)	(4,865)
	$64,898	$54,031

(a)	Accounts receivable, net includes an immaterial amount due from affiliates as of March 31, 2017 and Dec. 31, 2016, respectively.

(Thousands of Dollars)	March 31, 2017	Dec. 31, 2016
Inventories
Materials and supplies	$6,798	$6,582
Fuel	4,893	4,743
Natural gas	1,812	6,984
	$13,503	$18,309

(Thousands of Dollars)	March 31, 2017	Dec. 31, 2016
Property, plant and equipment, net
Electric plant	$2,520,158	$2,499,401
Natural gas plant	299,926	294,986
Common and other property	156,213	156,316
Construction work in progress	135,927	118,822
Total property, plant and equipment	3,112,224	3,069,525
Less accumulated depreciation	(1,140,094)	(1,121,888)
	$1,972,130	$1,947,637

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of March 31, 2017, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In 2016 the IRS audit team and Xcel Energy presented their case to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns, following extensions, expires in December 2017. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of the IRS's proposed adjustment of the carryback claims. NSP-Wisconsin is not expected to accrue any income tax expense related to this adjustment.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the first quarter of 2017, the IRS proposed an adjustment to tax years 2012 and 2013 that could have impacted Xcel Energy’s net operating loss (NOL) and tax credit carryforwards and effective tax rate (ETR). After additional review, the IRS withdrew their proposed adjustment. As of March 31, 2017, the IRS had not proposed any other material adjustments to tax years 2012 and 2013.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2017, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2012. In 2016, Wisconsin began an audit of years 2012 and 2013. As of March 31, 2017, Wisconsin had not proposed any adjustments, and there were no other state income tax audits in progress.

Unrecognized Tax Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would impact the timing of cash payment to the taxing authority.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
Unrecognized tax benefit — Permanent tax positions	$0.4	$0.4
Unrecognized tax benefit — Temporary tax positions	5.0	4.9
Total unrecognized tax benefit	$5.4	$5.3

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
NOL and tax credit carryforwards	$(1.2)	$(1.2)

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

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at March 31, 2017 and Dec. 31, 2016 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2017 or Dec. 31, 2016.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Recently Concluded Regulatory Proceedings - Michigan Public Service Commission (MPSC)

Michigan 2017 Natural Gas Rate Case — In October 2016, NSP-Wisconsin filed a request with the MPSC to increase base rates for natural gas service by approximately $347 thousand annually, or 6.5 percent. The filing was based on a 2017 forecast test year, a 10.2 percent return on equity (ROE), an equity ratio of 52.56 percent and a forecasted average rate base of approximately $6.4 million. The primary driver of the requested increase is investment in natural gas distribution infrastructure, mainly in conjunction with the NSP-Wisconsin’s Distribution Integrity Management Program (DIMP). NSP-Wisconsin also proposed an Infrastructure Cost Recovery Mechanism (ICRM) rate rider to recover ongoing costs associated with the DIMP. In addition, the filing requested recovery of approximately $129 thousand, or 2.4 percent, through the ICRM, beginning in January 2018.  Under the proposal, the ICRM rider would be adjusted annually. No party sought to intervene in the case.

In March 2017, NSP-Wisconsin reached a settlement with the MPSC staff that eliminated the ICRM rider in lieu of a multi-year rate plan that includes funding for the DIMP. The settlement authorized a $266 thousand, or 5 percent overall rate increase for 2017, followed by a $140 thousand, or 2.5 percent step increase in January 2018, and another $143 thousand, or 2.5 percent step increase in January 2019. The settlement was based on a 10.0 percent ROE and a 52.56 percent equity ratio. On March 28, 2017 the MPSC issued an order approving the settlement agreement and new rates went into effect on April 1, 2017.

Pending Regulatory Proceeding — Federal Energy Regulatory Commission (FERC)

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

In December 2015, an Administrative Law Judge (ALJ) recommended the FERC approve a ROE of 10.32 percent using a FERC ROE methodology adopted in June 2014, which the FERC upheld in an order issued in September 2016. This ROE is applicable for the 15 month refund period from Nov. 12, 2013 to Feb. 11, 2015, and prospectively from the date of the FERC order. The total prospective ROE is 10.82 percent, which includes a 50 basis point adder for RTO membership.

In February 2015, a second complaint seeking to reduce the MISO ROE from 12.38 percent to 8.67 percent prior to any adder was filed with the FERC, resulting in a second period of potential refund from Feb. 12, 2015 to May 11, 2016. The MPUC, the North Dakota Public Service Commission, the South Dakota Public Utilities Commission and the Minnesota Department of Commerce joined a joint complainant/intervenor initial brief recommending an ROE of approximately 8.81 percent. FERC staff recommended a ROE of 8.78 percent. The MISO TOs recommended a ROE of 10.92 percent. In June 2016, the ALJ recommended a ROE of 9.7 percent, the midpoint of the upper half of the discounted cash flow (DCF) range, applying the June 2014 FERC ROE methodology. A decision was expected later in 2017, but could be delayed by the lack of a quorum at the FERC.

On April 14, 2017 the D.C. Circuit Court of Appeals vacated and remanded the June 2014 FERC decision, previously made in a New England ROE case. The court decision found that the FERC in that case had not established that the prior ROE was unjust and unreasonable, and that the FERC also failed to adequately support the newly approved ROE. The New England ROE ruling was then the basis for the ROE methodology used in the MISO complaint cases. The court found that the ROE methodology used in the New England ROE case was inadequate because it relied on approaches other than the DCF model. The impact of this court decision on the pending MISO complaint cases is uncertain.

As of March 2017, NSP-Minnesota has recognized a current liability for the Nov. 12, 2013 to Feb. 11, 2015 complaint period based on the 10.32 percent ROE provided in the FERC order. This liability is net of refunds processed during the first quarter of 2017. NSP-Minnesota has also recognized a current liability representing the best estimate of the final ROE for the Feb. 12, 2015 to May 11, 2016 complaint period.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10 and 11 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
Guarantee issued and outstanding	$1.0	$1.0
Current exposure under this guarantee	0.1	0.1

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

In 2012, NSP-Wisconsin agreed to remediate the Phase I Project Area (which includes the Upper Bluff and Kreher Park areas of the Site), under a settlement agreement with the United States Environmental Protection Agency (EPA), The current cost estimate for the cleanup of the Phase I Project Area is approximately $77.2 million, of which approximately $57.2 million has been spent.

NSP-Wisconsin performed a wet dredge pilot study in 2016 and demonstrated that a wet dredge remedy can meet the performance standards for remediation of the Sediments. As a result, the EPA authorized NSP-Wisconsin to extend the wet dredge pilot to additional areas of the Site. In January 2017, NSP-Wisconsin agreed to remediate the Phase II Project Area (the Sediments), under a settlement agreement with the EPA. The settlement was approved by the U.S. District Court for the Western District of Wisconsin NSP-Wisconsin has initiated field activities to perform a full scale wet dredge remedy of the Sediments in 2017, with performance of restoration activities in 2018.

At March 31, 2017 and Dec. 31, 2016, NSP-Wisconsin had recorded a total liability of $62.1 million and $64.3 million, respectively, for the entire site.

NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation costs as a regulatory asset. The Public Service Commission of Wisconsin (PSCW) has consistently authorized NSP-Wisconsin rate recovery for all remediation costs incurred at the Site. In 2012, the PSCW agreed to allow NSP-Wisconsin to pre-collect certain costs, to amortize costs over a ten-year period and to apply a three percent carrying cost to the unamortized regulatory asset. In April 2016, NSP-Wisconsin filed a limited natural gas rate case for recovery of additional expenses associated with remediating the Site. In December 2016, the PSCW issued a written order approving the requested increase in annual recovery of MGP clean-up costs from $7.6 million in 2016 to $12.4 million in 2017.

Other MGP Sites — In addition to the site in Ashland, Wis., NSP-Wisconsin has identified one site where former MGP disposal activities may have resulted in site contamination and is under current investigation. There are other parties that may have responsibility for some portion of any remediation. NSP-Wisconsin anticipates that the majority of the investigation or remediation at this site will continue through at least 2018. NSP-Wisconsin had accrued $0.1 million for this site at March 31, 2017 and Dec. 31, 2016. There may be insurance recovery and/or recovery from other PRPs to offset any costs incurred. NSP-Wisconsin anticipates that any significant amounts incurred will be recovered from customers.

Environmental Requirements

Water and Waste
Federal Clean Water Act (CWA) Waters of the United States Rule — In 2015, the EPA and the U.S. Army Corps of Engineers (Corps) published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The final rule will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule and subsequently ruled that it, rather than the federal district courts, had jurisdiction over challenges to the rule.  In January 2017, the U.S. Supreme Court agreed to resolve the dispute as to which court should hear challenges to the rule. A ruling is expected by the end of 2017.

In February 2017, President Trump issued an executive order requiring the EPA and the Corps to review and revise the final rule. The executive order directs the agencies to consider interpreting the term “Waters of the U.S.” in a manner that is more narrow than the final rule. In March 2017, the EPA and the Corps published formal notice of the agencies’ intent to review the final rule and engage in further rulemaking.

Federal CWA Effluent Limitations Guidelines (ELG) — In 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. NSP-Wisconsin continues to evaluate the cost of compliance at its facilities potentially affected by this rule. NSP-Wisconsin believes that compliance costs would be recoverable through regulatory mechanisms. Consolidated challenges to the rule are being heard by the Fifth Circuit Court of Appeals.  On April 12, 2017, the EPA issued an administrative stay to delay the ELG rule’s compliance deadlines during the pendency of the ongoing litigation in order to give the agency the opportunity to reconsider and review the rule.

Air
Greenhouse Gas (GHG) Emission Standard for Existing Sources (Clean Power Plan or CPP) — In 2015, the EPA issued its final rule for existing power plants.  Among other things, the rule requires that state plans include enforceable measures to ensure emissions from existing power plants achieve the EPA’s state-specific interim (2022-2029) and final (2030 and thereafter) emission performance targets.

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

In March 2017, President Trump signed an executive order requiring the EPA Administrator to review the CPP rule and if appropriate, publish proposed rules suspending, revising or rescinding it. Accordingly, the EPA has requested that the D.C. Circuit Court hold the litigation in abeyance until the EPA completes its work under the executive order. Parties in the litigation, who support the CPP, have filed briefs opposing the EPA’s motion. A court ruling on the EPA’s motion is expected in the second quarter of 2017.

NSP-Wisconsin has undertaken a number of initiatives that reduce GHG emissions and respond to state renewable and energy efficiency goals.  The CPP could require additional emission reductions in states in which NSP-Wisconsin operates.  If state plans do not provide credit for the investments NSP-Wisconsin has already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs.  NSP-Wisconsin cannot predict the costs of compliance with the final rule once it takes effect due to the uncertainty about what, if anything, the final rules may require. NSP-Wisconsin believes compliance costs will be recoverable through regulatory mechanisms.  If NSP-Wisconsin’s regulators do not allow recovery of all or a part of the cost of capital investment or the operating and maintenance (O&M) costs incurred to comply with the CPP or cost recovery is not provided in a timely manner, it could have a material impact on results of operations, financial position or cash flows.

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

The cases were consolidated in U.S. District Court in Nevada. Five of the cases have since been settled and seven remain active, which include one multi-district litigation (MDL) matter consisting of a Colorado class (Breckenridge), a Wisconsin class (NSP-Wisconsin), a Kansas class, and two other cases identified as “Sinclair Oil” and “Farmland.” In November 2016, the MDL judge dismissed e prime and Xcel Energy from the Farmland lawsuit, and Farmland has appealed the dismissal. Motions for summary judgment were filed by defendants, including e prime, in all of the remaining lawsuits. In March 2017 the U.S. District Court issued an order dismissing the claims against e prime in the Sinclair lawsuit and denied plaintiffs motions for class certification in the other lawsuits. The U.S. District Court did not grant e prime’s summary judgment motions in the Wisconsin or Colorado cases. Xcel Energy, NSP-Wisconsin and e prime have concluded that a loss is remote.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$150	$150
Amount outstanding at period end	33	60
Average amount outstanding	52	15
Maximum amount outstanding	98	64
Weighted average interest rate, computed on a daily basis	0.93%	0.69%
Weighted average interest rate at period end	1.10	0.95

Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2017 and Dec. 31, 2016, there were no letters of credit outstanding.

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

At March 31, 2017, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150	$33	$117

(a)	This credit facility matures in June 2021.

(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2017 and Dec. 31, 2016.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	March 31, 2017	Dec. 31, 2016
Notes payable to affiliates	$0.5	$0.5
Weighted average interest rate at period end	1.20%	0.95%

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

At March 31, 2017, accumulated other comprehensive loss related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.

The following table details the gross notional amounts of commodity options at March 31, 2017 and Dec. 31, 2016:

(Amounts in Thousands) (a)(b)	March 31, 2017	Dec. 31, 2016
Million British thermal units of natural gas	—	255

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended March 31, 2017 and 2016.

During the three months ended March 31, 2017 and 2016, changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.1 million recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement losses of $0.2 million and $0.6 million were recognized for the three months ended March 31, 2017 and 2016, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three months ended March 31, 2017 and 2016. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis:

	Dec. 31, 2016
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$149	$—	$149	$—	$149

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2016.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in prepayments and other current assets balance of $3.8 million at Dec. 31, 2016, in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of March 31, 2017 and Dec. 31, 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2017		Dec. 31, 2016
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$663,235	$731,767	$663,069	$730,284

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2017 and Dec. 31, 2016, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2017	2016
Interest income	$143	$124
Other nonoperating income	155	158
Insurance policy (expense) income	(49)	170
Other nonoperating expense	(3)	(3)
Other (expense) income, net	$246	$449

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2017
Operating revenues (a)	$216,309	$48,347	$275	$—	$264,931
Intersegment revenues	96	114	—	(210)	—
Total revenues	$216,405	$48,461	$275	$(210)	$264,931
Net income	$15,470	$6,545	$404	$—	$22,419

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2016
Operating revenues (a)	$211,524	$43,020	$306	$—	$254,850
Intersegment revenues	109	80	—	(189)	—
Total revenues	$211,633	$43,100	$306	$(189)	$254,850
Net income	$11,501	$6,092	$38	$—	$17,631

(a)	Operating revenues include $42 million and $41 million of affiliate electric revenue for the three months ended March 31, 2017 and 2016, respectively.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1,154	$1,104	$7	$6
Interest cost	1,554	1,704	148	163
Expected return on plan assets	(2,295)	(2,289)	(8)	(6)
Amortization of prior service cost (credit)	35	28	(88)	(88)
Amortization of net loss	1,462	1,348	109	83
Net benefit cost recognized for financial reporting	$1,910	$1,895	$168	$158

In January 2017, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $9.0 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2017.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017 and 2016 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Accumulated other comprehensive loss at Jan. 1	$(133)	$(209)
Losses reclassified from net accumulated other comprehensive loss	19	19
Net current period other comprehensive income	19	19
Accumulated other comprehensive loss at March 31	$(114)	$(190)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Losses on cash flow hedges:
Interest rate derivatives	$31	(a)	$32	(a)
Total, pre-tax	31		32
Tax benefit	(12)		(13)
Total amounts reclassified, net of tax	$19		$19

(a)	Included in interest charges.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Wisconsin’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2016 and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability or cost of capital; and employee work force factors.

Results of Operations

NSP-Wisconsin’s net income was $22.4 million for the three months ended March 31, 2017 compared with $17.6 million for the same period in 2016. The increase is due to higher electric margins primarily driven by rate increases.

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

	Three Months Ended March 31
(Millions of Dollars)	2017	2016
Electric revenues	$216	$212
Electric fuel and purchased power	(109)	(113)
Electric margin	$107	$99

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended
March 31:

Electric Revenues

(Millions of Dollars)	2017 vs. 2016
Retail rate increase	$4
Interchange agreement billings with NSP-Minnesota	1
Fuel and purchased power cost recovery	1
Other, net	(2)
Total increase in electric revenues	$4

Electric Margin

(Millions of Dollars)	2017 vs. 2016
Interchange agreement billings with NSP-Minnesota	$6
Retail rate increase	4
Other, net	(2)
Total increase in electric margin	$8

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2017	2016
Natural gas revenues	$48	$43
Cost of natural gas sold and transported	(26)	(23)
Natural gas margin	$22	$20

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2017 vs. 2016
Purchased natural gas adjustment clause recovery	$3
Retail rate increase	2
Total increase in natural gas revenues	$5

Natural Gas Margin

(Millions of Dollars)	2017 vs. 2016
Retail rate increase	$2
Total increase in natural gas margin	$2

Non-Fuel Operating Expenses and Other Items

Depreciation and Amortization — Depreciation and amortization increased $2.6 million, or 10.6 percent, for the first quarter of 2017 compared with 2016. The increase was primarily attributable to capital investments.

Income Taxes — Income tax expense increased $2.9 million for the first quarter of 2017 compared with 2016. The increase in income tax expense was primarily due to higher pretax earnings in 2017. The ETR was 38.0 percent for the first quarter of 2017 and 2016.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

2016 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the year ended Dec. 31, 2016 were lower than authorized in rates and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules, primarily due to lower sales volume and lower purchased power costs coupled with moderate weather. Under the fuel cost recovery rules, NSP-Wisconsin may retain the amount of over-recovery up to two percent of authorized annual fuel costs, or approximately $3.4 million. However, NSP-Wisconsin must defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers. In March 2017 NSP-Wisconsin filed a reconciliation of 2016 fuel costs with the PSCW indicating a refund liability of $9.5 million. The final amount of the refund is subject to review and approval by the PSCW, which is expected in mid-2017.

Summary of Recent Federal Regulatory Developments

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

Status of FERC Commissioners — The FERC is comprised of five commissioners appointed by the President and confirmed by the Senate. There are currently only two sitting commissioners.  It is uncertain when the President will appoint new commissioners or when those appointments may be confirmed.  Without three commissioners, the FERC does not have a quorum to act on contested matters. The lack of a quorum could affect the timing of FERC decisions on proposed rules or pending, newly submitted and future filings involving, among other things, contested electric rate matters and certificates of public convenience and necessity for construction of interstate natural gas pipeline facilities.

FERC Order, ROE Policy — The FERC has adopted a two-step ROE methodology for electric utilities. The issue of how to apply the FERC ROE methodology is being contested in various complaint proceedings. There are two ROE complaints against the MISO TOs, which includes NSP-Wisconsin. In September 2016, the FERC issued an order in the first MISO ROE complaint establishing an ROE of 10.32 percent for the period Nov. 12, 2013 to Feb. 11, 2015, and prospectively. The second complaint is pending FERC action after issuance of an initial decision by the ALJ in June 2016, recommending an ROE of 9.7 percent for the period Feb. 12, 2015 to May 11, 2016. The FERC had been expected to issue an order in the second litigated MISO ROE complaint proceeding during 2017, but the lack of a quorum may delay a final order. See Note 5 to the consolidated financial statements for discussion of the MISO ROE Complaints.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2017, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

Additional Information

See Note 6 to the consolidated financial statements for further discussion of legal claims and environmental proceedings. See Part I Item 2 and Note 5 to the consolidated financial statements for a discussion of proceedings involving utility rates and other regulatory matters.

Item 1A — RISK FACTORS

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2016, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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
101
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

April 28, 2017	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)