Form 10-Q
period 2017-06-30
NORTHERN STATES POWER CO /WI/
filed 2017-07-28
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2017
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Operating revenues
Electric	$210,742	$202,879	$427,051	$414,403
Natural gas	19,027	16,005	67,374	59,025
Other	257	289	532	595
Total operating revenues	230,026	219,173	494,957	474,023

Operating expenses
Electric fuel and purchased power, non-affiliates	3,583	3,651	6,456	7,632
Purchased power, affiliates	101,793	96,853	208,251	205,567
Cost of natural gas sold and transported	8,563	6,465	34,550	29,883
Operating and maintenance expenses	49,210	50,516	99,072	99,135
Conservation expenses	3,177	3,094	6,231	6,160
Depreciation and amortization	27,628	23,720	54,677	48,169
Taxes (other than income taxes)	7,005	7,096	13,878	14,251
Total operating expenses	200,959	191,395	423,115	410,797

Operating income	29,067	27,778	71,842	63,226

Other income, net	83	77	329	526
Allowance for funds used during construction — equity	1,751	918	3,038	1,728

Interest charges and financing costs
Interest charges — includes other financing costs of $461, $461, $917 and $923, respectively	8,656	8,583	17,338	17,187
Allowance for funds used during construction — debt	(749)	(392)	(1,299)	(739)
Total interest charges and financing costs	7,907	8,191	16,039	16,448

Income before income taxes	22,994	20,582	59,170	49,032
Income taxes	8,753	7,957	22,510	18,776
Net income	$14,241	$12,625	$36,660	$30,256

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net income	$14,241	$12,625	$36,660	$30,256
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $12, $12, $24 and $25, respectively	19	19	38	38
Other comprehensive income	19	19	38	38
Comprehensive income	$14,260	$12,644	$36,698	$30,294

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2017	2016
Operating activities
Net income	$36,660	$30,256
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	55,434	48,929
Deferred income taxes	22,588	15,188
Amortization of investment tax credits	(262)	(264)
Allowance for equity funds used during construction	(3,038)	(1,728)
Net derivative losses	115	138
Other, net	(1,505)	—
Changes in operating assets and liabilities:
Accounts receivable	(295)	4,599
Accrued unbilled revenues	10,846	6,072
Inventories	2,669	5,429
Other current assets	(58)	329
Accounts payable	28,882	12,907
Net regulatory assets and liabilities	(3,112)	1,555
Other current liabilities	(9,191)	589
Pension and other employee benefit obligations	(8,735)	(6,848)
Change in other noncurrent assets	(359)	(393)
Change in other noncurrent liabilities	(2,696)	555
Net cash provided by operating activities	127,943	117,313

Investing activities
Utility capital/construction expenditures	(90,735)	(87,791)
Allowance for equity funds used during construction	3,038	1,728
Other, net	(33)	687
Net cash used in investing activities	(87,730)	(85,376)

Financing activities
Repayments of short-term borrowings, net	(14,000)	(2,000)
Repayments of long-term debt	(27)	(29)
Capital contributions from (to) parent	12,282	(1,545)
Dividends paid to parent	(38,800)	(27,850)
Other, net	(70)	—
Net cash used in financing activities	(40,615)	(31,424)

Net change in cash and cash equivalents	(402)	513
Cash and cash equivalents at beginning of period	1,546	1,079
Cash and cash equivalents at end of period	$1,144	$1,592

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(15,062)	$(15,718)
Cash paid for income taxes, net	(9,699)	(3,336)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$21,867	$10,220

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2017	Dec. 31, 2016
Assets
Current assets
Cash and cash equivalents	$1,144	$1,546
Accounts receivable, net	54,340	54,031
Accrued unbilled revenues	42,792	53,638
Inventories	15,640	18,309
Regulatory assets	18,161	18,162
Prepaid taxes	26,244	25,915
Prepayments and other	3,434	3,785
Total current assets	161,755	175,386

Property, plant and equipment, net	2,000,347	1,947,637

Other assets
Regulatory assets	274,107	286,188
Other investments	2,876	2,844
Other	1,143	785
Total other assets	278,126	289,817
Total assets	$2,440,228	$2,412,840

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,096	$1,123
Short-term debt	46,000	60,000
Notes payable to affiliates	500	500
Accounts payable	48,670	41,068
Accounts payable to affiliates	53,294	29,037
Dividends payable to parent	13,840	10,729
Regulatory liabilities	24,140	17,428
Environmental liabilities	29,752	41,438
Accrued interest	8,083	8,012
Other	16,651	26,484
Total current liabilities	242,026	235,819

Deferred credits and other liabilities
Deferred income taxes	454,839	430,593
Deferred investment tax credits	7,775	8,037
Regulatory liabilities	152,588	148,189
Environmental liabilities	17,146	23,003
Customer advances	16,759	19,425
Pension and employee benefit obligations	46,281	55,164
Other	18,857	18,814
Total deferred credits and other liabilities	714,245	703,225

Commitments and contingencies
Capitalization
Long-term debt	662,306	661,946
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at June 30, 2017 and Dec. 31, 2016, respectively	93,300	93,300
Additional paid in capital	410,329	395,315
Retained earnings	318,117	323,368
Accumulated other comprehensive loss	(95)	(133)
Total common stockholder’s equity	821,651	811,850
Total liabilities and equity	$2,440,228	$2,412,840

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2017 and Dec. 31, 2016; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2017 and 2016; and its cash flows for the six months ended June 30, 2017 and 2016. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2017 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2016 balance sheet information has been derived from the audited 2016 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2016. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2016, filed with the SEC on Feb. 24, 2017. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminates the available-for-sale classification for marketable equity securities and also replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. Under the new standard, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. NSP-Wisconsin expects that the overall impacts of the Jan. 1, 2018 adoption will not be material.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. NSP-Wisconsin has not yet fully determined the impacts of adoption of the standard, but expects that as a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the current ratemaking treatment and that the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2017	Dec. 31, 2016
Accounts receivable, net (a)
Accounts receivable	$58,587	$58,896
Less allowance for bad debts	(4,247)	(4,865)
	$54,340	$54,031

(a)	Accounts receivable, net includes an immaterial amount due from affiliates as of June 30, 2017 and Dec. 31, 2016, respectively.

(Thousands of Dollars)	June 30, 2017	Dec. 31, 2016
Inventories
Materials and supplies	$7,117	$6,582
Fuel	4,615	4,743
Natural gas	3,908	6,984
	$15,640	$18,309

(Thousands of Dollars)	June 30, 2017	Dec. 31, 2016
Property, plant and equipment, net
Electric plant	$2,534,258	$2,499,401
Natural gas plant	307,217	294,986
Common and other property	170,486	156,316
Construction work in progress	145,458	118,822
Total property, plant and equipment	3,157,419	3,069,525
Less accumulated depreciation	(1,157,072)	(1,121,888)
	$2,000,347	$1,947,637

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 through 2013 federal income tax returns, following extensions, expires in December 2017.

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. The IRS has proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In 2016 the IRS audit team and Xcel Energy presented their cases to the Office of Appeals; however, the outcome and timing of a resolution is uncertain. NSP-Wisconsin is not expected to accrue any income tax expense related to this adjustment.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the second quarter of 2017, the IRS proposed an adjustment to tax year 2012 that may impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). Xcel Energy is evaluating the IRS’ proposal and the outcome and timing of a resolution is uncertain.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2017, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2012. In 2016, Wisconsin began an audit of years 2012 and 2013. As of June 30, 2017, Wisconsin had not proposed any material adjustments, and there were no other state income tax audits in progress.

Unrecognized Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment of cash to the taxing authority to an earlier period.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
Unrecognized tax benefit — Permanent tax positions	$0.4	$0.4
Unrecognized tax benefit — Temporary tax positions	5.1	4.9
Total unrecognized tax benefit	$5.5	$5.3

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
NOL and tax credit carryforwards	$(1.3)	$(1.2)

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

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2017 and Dec. 31, 2016 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2017 or Dec. 31, 2016.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and in Note 5 to NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceeding — Public Service Commission of Wisconsin (PSCW)

Wisconsin 2018 Electric and Natural Gas Rate Case — In May 2017, NSP-Wisconsin filed a request with the PSCW to increase electric rates by $24.7 million, or 3.6 percent, and natural gas rates by $12.0 million, or 10.1 percent, effective January 2018. The rate filing is based on a 2018 forecast test year, a return on equity (ROE) of 10.0 percent, an equity ratio of 52.53 percent and a forecasted average net investment rate base of approximately $1.2 billion for the electric utility and $138.4 million for the natural gas utility.

Key dates in the procedural schedule are as follows:

•	Staff and intervenor testimony — Sept. 12, 2017;

•	Rebuttal testimony — Sept. 26, 2017;

•	Sur-rebuttal testimony — Oct. 3, 2017; and

•	Hearing — Oct. 5, 2017.

A PSCW decision is anticipated in the fourth quarter of 2017.

Pending Regulatory Proceeding — Federal Energy Regulatory Commission (FERC)

Midcontinent Independent System Operator, Inc. (MISO) ROE Complaints — In November 2013, a group of customers filed a complaint at the FERC against MISO transmission owners (TOs), including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, and the removal of ROE adders (including those for Regional Transmission Organization (RTO) membership), effective Nov. 12, 2013.

In December 2015, an administrative law judge (ALJ) recommended the FERC approve a base ROE of 10.32 percent for the MISO TOs. The ALJ found the existing 12.38 percent ROE to be unjust and unreasonable. The recommended 10.32 percent ROE applied a FERC ROE policy adopted in a June 2014 order (Opinion 531). The FERC approved the ALJ recommended 10.32 percent base ROE in an order issued in September 2016. This ROE would be applicable for the 15-month refund period from Nov. 12, 2013 to Feb. 11, 2015, and prospectively from the date of the FERC order. The total prospective ROE would be 10.82 percent, including a 50 basis point adder for RTO membership. Various parties requested rehearing of the September 2016 order. The requests are pending FERC action.

In February 2015, a second complaint seeking to reduce the MISO ROE from 12.38 percent to 8.67 percent prior to any adder was filed with the FERC, resulting in a second period of potential refund from Feb. 12, 2015 to May 11, 2016. In June 2016, the ALJ recommended a ROE of 9.7 percent, applying the methodology adopted by the FERC in Opinion 531. A final FERC decision on the second ROE complaint was expected later in 2017, but in April 2017, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) by opinion, vacated and remanded Opinion 531. It is unclear how the D.C. Circuit’s opinion to vacate and remand Opinion 531 will affect the September 2016 FERC order or the timing and outcome of the second ROE complaint. The MISO TOs are evaluating the impact of the D.C. Circuit ruling on the November 2013 and February 2015 ROE complaints.

As of June 30, 2017, NSP-Minnesota has processed refunds for the Nov. 12, 2013 to Feb. 11, 2015 complaint period based on the 10.32 percent ROE provided in the September 2016 FERC order. NSP-Minnesota has also recognized a current liability representing the best estimate of the final ROE for the Feb. 12, 2015 to May 11, 2016 complaint period.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10 and 11 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and in Notes 5 and 6 the consolidated financial statements included in NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
Guarantee issued and outstanding	$1.0	$1.0
Current exposure under this guarantee	—	0.1

Environmental Contingencies

Ashland Manufactured Gas Plant (MGP) Site — NSP-Wisconsin was named a potentially responsible party (PRP) for contamination at a site in Ashland, Wis. The Ashland/Northern States Power Lakefront Superfund Site (the Site) includes NSP-Wisconsin property, previously operated as a MGP facility (the Upper Bluff), and two other properties: an adjacent city lakeshore park area (Kreher Park); and an area of Lake Superior’s Chequamegon Bay adjoining the park.

In 2012, NSP-Wisconsin agreed to remediate the Phase I Project Area (which includes the Upper Bluff and Kreher Park areas of the Site), under a settlement agreement with the United States Environmental Protection Agency (EPA).

NSP-Wisconsin performed a wet dredge pilot study in 2016 and demonstrated that a wet dredge remedy can meet the performance standards for remediation of the Phase II Project Area (the Sediments). As a result, the EPA authorized NSP-Wisconsin to extend the wet dredge pilot to additional areas of the Site. In January 2017, NSP-Wisconsin agreed to remediate the Sediments, under a settlement agreement with the EPA. The settlement was approved by the U.S. District Court for the Western District of Wisconsin NSP-Wisconsin has initiated field activities to perform a full scale wet dredge remedy of the Sediments in 2017, with performance of restoration activities in 2018.

The current cost estimate for the entire site is approximately $160.0 million, of which approximately $113.2 million has been spent. At June 30, 2017 and Dec. 31, 2016, NSP-Wisconsin had recorded a total liability of $46.8 million and $64.3 million, respectively, for the entire site.

NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation costs as a regulatory asset. The PSCW has authorized NSP-Wisconsin rate recovery for all remediation costs incurred at the Site. In 2012, the PSCW agreed to allow NSP-Wisconsin to pre-collect certain costs, to amortize costs over a ten-year period and to apply a three percent carrying cost to the unamortized regulatory asset. In May 2017, NSP-Wisconsin filed a natural gas rate case which included recovery of additional expenses associated with remediating the Site. If approved, the annual recovery of MGP clean-up costs would increase from $12.4 million in 2017 to $18.1 million in 2018.

Other MGP Sites — In addition to the site in Ashland, Wis., NSP-Wisconsin has identified one site where former MGP disposal activities may have resulted in site contamination and is under current investigation. There are other parties that may have responsibility for some portion of any remediation. NSP-Wisconsin anticipates that the majority of the investigation or remediation at this site will continue through at least 2018. NSP-Wisconsin had accrued $0.1 million for this site at June 30, 2017 and Dec. 31, 2016. There may be insurance recovery and/or recovery from other PRPs to offset any costs incurred. NSP-Wisconsin anticipates that any significant amounts incurred will be recovered from customers.

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

In February 2017, President Trump issued an executive order requiring the EPA and the Corps to review and revise the final rule. On June 27, 2017, the agencies issued a proposed rule that rescinds the 2015 final rule and reinstates the prior 1986 definition of “Water of the U.S.”

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

In March 2017, President Trump signed an executive order requiring the EPA Administrator to review the CPP rule and if appropriate, publish proposed rules suspending, revising or rescinding it. Accordingly, the EPA has requested that the D.C. Circuit Court hold the litigation in abeyance until the EPA completes its work under the executive order. The D.C. Circuit granted the EPA’s request to hold the litigation in abeyance until June 27, 2017, and is considering briefs by the parties on whether the court should remand the challenges to the EPA rather than holding them in abeyance, to determine whether and how the court continues or ends the stay that currently applies to the CPP. On June 9, 2017, the EPA submitted a proposed rule to the Office of Management and Budget entitled “Review of the Clean Power Plan.”

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

Employment, Tort and Commercial Litigation

Gas Trading Litigation — e prime, inc. (e prime) is a wholly owned subsidiary of Xcel Energy. e prime was in the business of natural gas trading and marketing but has not engaged in natural gas trading or marketing activities since 2003.  Thirteen lawsuits were commenced against e prime and Xcel Energy (and NSP-Wisconsin, in two instances) between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices.

The cases were consolidated in U.S. District Court in Nevada. Five of the cases have since been settled and seven remain active, which includes one multi-district litigation (MDL) matter consisting of a Colorado class (Breckenridge), a Wisconsin class (NSP-Wisconsin), a Kansas class, and two other cases identified as “Sinclair Oil” and “Farmland.” In November 2016, the MDL judge dismissed e prime and Xcel Energy from the Farmland lawsuit, and Farmland has appealed the dismissal. Motions for summary judgment were filed by defendants, including e prime, in all of the remaining lawsuits. In March 2017, the U.S. District Court issued an order dismissing the claims against e prime in the Sinclair Oil lawsuit and denied plaintiffs motions for class certification in the other lawsuits. The U.S. District Court did not grant e prime’s summary judgment motions in the Wisconsin or Colorado cases. There are currently additional motions brought by e prime for reconsideration and summary judgment pending in the U.S. District Court. Xcel Energy, NSP-Wisconsin and e prime have concluded that a loss is remote.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$150	$150
Amount outstanding at period end	46	60
Average amount outstanding	26	15
Maximum amount outstanding	49	64
Weighted average interest rate, computed on a daily basis	1.15%	0.69%
Weighted average interest rate at period end	1.36	0.95

Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2017 and Dec. 31, 2016, there were no letters of credit outstanding.

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

At June 30, 2017, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150	$46	$104

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at June 30, 2017 and Dec. 31, 2016.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	June 30, 2017	Dec. 31, 2016
Notes payable to affiliates	$0.5	$0.5
Weighted average interest rate at period end	1.55%	0.95%

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

Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification.  When contractual settlements extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of long-term forward prices and volatilities on a valuation is evaluated and may result in Level 3 classification.

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

At June 30, 2017, accumulated other comprehensive loss related to interest rate derivatives included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.

The following table details the gross notional amounts of commodity options at June 30, 2017 and Dec. 31, 2016:

(Amounts in Thousands) (a)(b)	June 30, 2017	Dec. 31, 2016
Million British thermal units of natural gas	123	255

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended June 30, 2017 and 2016, and $0.1 million of net losses reclassified from accumulated other comprehensive loss into earnings during the six months ended June 30, 2017 and 2016.

During the three and six months ended June 30, 2017, changes in the fair value of natural gas commodity derivatives resulted in immaterial and $0.1 million of net losses recognized as regulatory assets and liabilities, respectively. For the three and six months ended June 30, 2016, changes in the fair value of natural gas commodity derivatives resulted in $0.1 million of net gains and $0.1 million of net losses recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement losses of $0.2 million and $0.6 million were recognized for the six months ended June 30, 2017 and 2016, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate. There were no losses or gains and immaterial natural gas commodity derivatives settlement losses recognized during the three months ended June 30, 2017 and 2016, respectively.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2017 and 2016. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Consideration of Credit Risk and Concentrations — NSP-Wisconsin continuously monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment, as well as an assessment of the impact of NSP-Wisconsin’s own credit risk when determining the fair value of derivative liabilities, the impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.

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

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2017
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$71	$—	$71	$—	$71

	Dec. 31, 2016
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$149	$—	$149	$—	$149

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2017 and Dec. 31, 2016.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in prepayments and other current assets balance of $3.4 million and $3.8 million at June 30, 2017 and Dec. 31, 2016, respectively, in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of June 30, 2017 and Dec. 31, 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2017		Dec. 31, 2016
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$663,402	$747,072	$663,069	$730,284

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2017 and Dec. 31, 2016, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2017	2016	2017	2016
Interest income	$61	$14	$204	$138
Other nonoperating income	75	108	230	266
Insurance policy (expense) income	(49)	(42)	(98)	128
Other nonoperating expense	(4)	(3)	(7)	(6)
Other income, net	$83	$77	$329	$526

10.	Segment Information

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

To report income from operations for regulated electric and regulated natural gas utility segments, the majority of costs are directly assigned to each segment.  However, some costs, such as common depreciation, common operating and maintenance expenses and interest expense are allocated based on cost causation allocators.  A general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2017
Operating revenues (a)	$210,742	$19,027	$257	$—	$230,026
Intersegment revenues	123	68	—	(191)	—
Total revenues	$210,865	$19,095	$257	$(191)	$230,026
Net income (loss)	$14,516	$(973)	$698	$—	$14,241

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2016
Operating revenues (a)	$202,879	$16,005	$289	$—	$219,173
Intersegment revenues	98	122	—	(220)	—
Total revenues	$202,977	$16,127	$289	$(220)	$219,173
Net income (loss)	$15,098	$(2,465)	$(8)	$—	$12,625

(a)	Operating revenues include $43 million of affiliate electric revenue for the three months ended June 30, 2017 and 2016.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2017
Operating revenues (a)	$427,051	$67,374	$532	$—	$494,957
Intersegment revenues	219	182	—	(401)	—
Total revenues	$427,270	$67,556	$532	$(401)	$494,957
Net income	$29,986	$5,572	$1,102	$—	$36,660

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2016
Operating revenues (a)	$414,403	$59,025	$595	$—	$474,023
Intersegment revenues	207	202	—	(409)	—
Total revenues	$414,610	$59,227	$595	$(409)	$474,023
Net income	$26,599	$3,627	$30	$—	$30,256

(a)	Operating revenues include $85 million and $84 million of affiliate electric revenue for the six months ended June 30, 2017 and 2016, respectively.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1,155	$1,104	$7	$6
Interest cost	1,555	1,704	148	163
Expected return on plan assets	(2,295)	(2,289)	(8)	(6)
Amortization of prior service cost (credit)	34	28	(88)	(88)
Amortization of net loss	1,461	1,348	109	83
Net benefit cost recognized for financial reporting	$1,910	$1,895	$168	$158

	Six Months Ended June 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,309	$2,208	$14	$12
Interest cost	3,109	3,408	296	326
Expected return on plan assets	(4,590)	(4,578)	(16)	(12)
Amortization of prior service cost (credit)	69	56	(176)	(176)
Amortization of net loss	2,923	2,696	218	166
Net benefit cost recognized for financial reporting	$3,820	$3,790	$336	$316

In January 2017, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $9.0 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2017.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2017 and 2016 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Accumulated other comprehensive loss at April 1	$(114)	$(190)
Losses reclassified from net accumulated other comprehensive loss	19	19
Net current period other comprehensive income	19	19
Accumulated other comprehensive loss at June 30	$(95)	$(171)

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Accumulated other comprehensive loss at Jan. 1	$(133)	$(209)
Losses reclassified from net accumulated other comprehensive loss	38	38
Net current period other comprehensive income	38	38
Accumulated other comprehensive loss at June 30	$(95)	$(171)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Losses on cash flow hedges:
Interest rate derivatives	$31	(a)	$31	(a)
Total, pre-tax	31		31
Tax benefit	(12)		(12)
Total amounts reclassified, net of tax	$19		$19

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Losses on cash flow hedges:
Interest rate derivatives	$62	(a)	$63	(a)
Total, pre-tax	62		63
Tax benefit	(24)		(25)
Total amounts reclassified, net of tax	$38		$38

(a)	Included in interest charges.

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

Results of Operations

NSP-Wisconsin’s net income was approximately $36.7 million for 2017 year-to-date compared with approximately $30.3 million for the same period of 2016. The increase is due to higher electric margins primarily driven by rate increases partially offset by additional depreciation.

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

	Six Months Ended June 30
(Millions of Dollars)	2017	2016
Electric revenues	$427	$414
Electric fuel and purchased power	(215)	(213)
Electric margin	$212	$201

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended
June 30, 2017:

Electric Revenues

(Millions of Dollars)	2017 vs. 2016
Retail rate increase	$7
Fuel and purchased power cost recovery	5
Other, net	1
Total increase in electric revenues	$13

Electric Margin

(Millions of Dollars)	2017 vs. 2016
Retail rate increase	$7
Interchange agreement billings with NSP-Minnesota	6
Other, net	(2)
Total increase in electric margin	$11

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2017	2016
Natural gas revenues	$67	$59
Cost of natural gas sold and transported	(35)	(30)
Natural gas margin	$32	$29

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30, 2017:

Natural Gas Revenues

(Millions of Dollars)	2017 vs. 2016
Purchased natural gas adjustment clause recovery	$5
Retail rate increase	2
Estimated impact of weather	1
Total increase in natural gas revenues	$8

Natural Gas Margin

(Millions of Dollars)	2017 vs. 2016
Retail rate increase	$2
Estimated impact of weather	1
Total increase in natural gas margin	$3

Non-Fuel Operating Expenses and Other Items

Depreciation and Amortization — Depreciation and amortization increased $6.5 million, or 13.5 percent, for 2017 year-to-date. The increase was primarily attributable to capital investments.

Income Taxes — Income tax expense increased $3.7 million for 2017 year-to-date. The increase in income tax expense was primarily due to higher pretax earnings in 2017. The ETR was 38.0 percent for 2017 year-to-date, compared with 38.3 percent for the same period in 2016.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Public Utility Regulation included in Item 2 of NSP-Wisconsin’s
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

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

In 2015, the PSCW issued its order approving a CPCN and route for the project. Two groups have appealed the CPCN order to the La Crosse County Circuit Court (Circuit Court). In May 2017, the Circuit Court determined that the project was necessary, allowing construction to continue on a seven mile segment near La Crosse, Wis. The parties have appealed various aspects of the case to the Wisconsin Court of Appeals, which is currently pending. The CPCN remains in full effect unless one of the parties seeks and receives a stay from the court and posts a bond to cover damages the utilities may incur due to delay. The 180-mile project is expected to cost approximately $541 million. NSP-Wisconsin’s portion of the investment, which includes allowance for funds used during construction, is estimated to be approximately $200 million. Construction on the line began in January 2016, with completion anticipated by late 2018.

2016 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the year ended Dec. 31, 2016 were lower than authorized in rates and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules, primarily due to lower sales volume and lower purchased power costs coupled with moderate weather. Under the fuel cost recovery rules, NSP-Wisconsin may retain the amount of over-recovery up to two percent of authorized annual fuel costs, or approximately $3.4 million. However, NSP-Wisconsin must defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers. In July 2017, the PSCW required NSP-Wisconsin to provide a refund of $9.5 million to customers, which is expected to start in September 2017.

2017 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the six months ended June 30, 2017 were lower than authorized in rates and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules, primarily due to lower sales volume and lower purchased power costs coupled with moderate weather and generation sales into the MISO market.  Under the fuel cost recovery rules, NSP-Wisconsin may retain the amount of over-recovery up to two percent of authorized annual fuel costs, or approximately $3.7 million.  However, NSP-Wisconsin must defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers.  Accordingly, NSP-Wisconsin recorded a deferral of approximately $3.0 million through June 30, 2017.  The amount of the deferral could increase or decrease based on actual fuel costs incurred for the remainder of the year.  In the first quarter of 2018, NSP-Wisconsin will file a reconciliation of 2017 fuel costs with the PSCW.  The amount of any potential refund is subject to review and approval by the PSCW, which is not expected until mid-2018.

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

Status of FERC Commissioners — The FERC is normally comprised of five commissioners appointed by the President and confirmed by the Senate. There is currently only one sitting commissioner.  Without three commissioners, the FERC does not have a quorum to act on contested matters. The lack of a quorum could affect the timing of FERC decisions on proposed rules or pending, newly submitted and future filings involving, among other things, contested electric rate matters and CPCNs for construction of interstate natural gas pipeline facilities to serve the utility subsidiaries.  NSP-Wisconsin does not expect any disruption in operations or material delay in decisions on contested matters pending before the FERC. President Trump has submitted nominations to fill three of the vacant seats and has indicated his intent to submit one additional nomination. The three submitted nominations are pending confirmation by the full Senate.

FERC ROE Policy — In June 2014, the FERC adopted a two-step ROE methodology for electric utilities in an order issued in a complaint proceeding involving New England Transmission Owners (NETOs). The issue of how to apply the FERC ROE methodology has been contested in various complaint proceedings, including two ROE complaints involving the MISO TOs, which includes NSP-Minnesota and NSP-Wisconsin. In April 2017, the D.C. Circuit vacated and remanded the June 2014 ROE order. The D.C. Circuit found that the FERC had not properly determined that the ROE authorized for NETOs prior to June 2014 was unjust and unreasonable. The D.C. Circuit also found that the FERC failed to justify the new ROE methodology. The FERC has yet to act on the D.C. Circuit’s decision and cannot act without a quorum. See Note 5 to the consolidated financial statements for discussion of the D.C. Circuit’s decision and the impact on the MISO ROE Complaints.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2017, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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
101
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

July 28, 2017	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)