Form 10-Q
period 2017-09-30
NORTHERN STATES POWER CO /WI/
filed 2017-10-27
CIK 72909

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 27, 2017
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2017	2016	2017	2016
Operating revenues
Electric	$232,802	$232,216	$659,853	$646,619
Natural gas	14,394	13,646	81,768	72,671
Other	315	282	847	877
Total operating revenues	247,511	246,144	742,468	720,167

Operating expenses
Electric fuel and purchased power, non-affiliates	6,181	4,238	12,637	11,870
Purchased power, affiliates	106,697	105,734	314,948	311,301
Cost of natural gas sold and transported	6,032	6,081	40,582	35,964
Operating and maintenance expenses	51,808	49,235	150,880	148,370
Conservation expenses	3,298	3,308	9,529	9,468
Depreciation and amortization	27,979	24,700	82,656	72,869
Taxes (other than income taxes)	7,124	6,506	21,002	20,757
Total operating expenses	209,119	199,802	632,234	610,599

Operating income	38,392	46,342	110,234	109,568

Other income (expense), net	95	(102)	424	424
Allowance for funds used during construction — equity	1,705	1,241	4,743	2,969

Interest charges and financing costs
Interest charges — includes other financing costs of $465, $465, $1,382 and $1,388, respectively	8,647	8,613	25,985	25,800
Allowance for funds used during construction — debt	(726)	(525)	(2,025)	(1,264)
Total interest charges and financing costs	7,921	8,088	23,960	24,536

Income before income taxes	32,271	39,393	91,441	88,425
Income taxes	9,946	15,172	32,456	33,948
Net income	$22,325	$24,221	$58,985	$54,477

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2017	2016	2017	2016
Net income	$22,325	$24,221	$58,985	$54,477
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $13, $13, $37 and $38, respectively	19	19	57	57
Other comprehensive income	19	19	57	57
Comprehensive income	$22,344	$24,240	$59,042	$54,534

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2017	2016
Operating activities
Net income	$58,985	$54,477
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	83,797	74,014
Deferred income taxes	37,226	27,769
Amortization of investment tax credits	(392)	(396)
Allowance for equity funds used during construction	(4,743)	(2,969)
Net derivative losses	82	112
Other, net	(1,503)	—
Changes in operating assets and liabilities:
Accounts receivable	3,512	9,394
Accrued unbilled revenues	9,414	8,203
Inventories	(1,798)	1,290
Other current assets	4,990	7,791
Accounts payable	1,031	11,946
Net regulatory assets and liabilities	(19,309)	(10,256)
Other current liabilities	(9,700)	1,523
Pension and other employee benefit obligations	(8,189)	(6,256)
Change in other noncurrent assets	(362)	(402)
Change in other noncurrent liabilities	(4,165)	1,918
Net cash provided by operating activities	148,876	178,158

Investing activities
Utility capital/construction expenditures	(145,440)	(138,616)
Allowance for equity funds used during construction	4,743	2,969
Other, net	(10)	781
Net cash used in investing activities	(140,707)	(134,866)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	32,000	(6,000)
Repayments of long-term debt	(71)	(44)
Capital contributions from parent	12,297	1,108
Dividends paid to parent	(52,640)	(38,414)
Other, net	(70)	—
Net cash used in financing activities	(8,484)	(43,350)

Net change in cash and cash equivalents	(315)	(58)
Cash and cash equivalents at beginning of period	1,546	1,079
Cash and cash equivalents at end of period	$1,231	$1,021

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(21,496)	$(21,692)
Cash paid for income taxes, net	(9,339)	(2,298)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$25,796	$16,011

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2017	Dec. 31, 2016
Assets
Current assets
Cash and cash equivalents	$1,231	$1,546
Accounts receivable, net	51,214	54,031
Accrued unbilled revenues	44,224	53,638
Inventories	20,107	18,309
Regulatory assets	18,165	18,162
Prepaid taxes	19,505	25,915
Prepayments and other	18,637	3,785
Total current assets	173,083	175,386

Property, plant and equipment, net	2,032,528	1,947,637

Other assets
Regulatory assets	276,009	286,188
Other investments	2,853	2,844
Other	1,147	785
Total other assets	280,009	289,817
Total assets	$2,485,620	$2,412,840

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,086	$1,123
Short-term debt	92,000	60,000
Notes payable to affiliates	500	500
Accounts payable	51,387	41,068
Accounts payable to affiliates	26,655	29,037
Dividends payable to parent	11,397	10,729
Regulatory liabilities	26,025	17,428
Environmental liabilities	18,348	41,438
Accrued interest	9,503	8,012
Other	26,861	26,484
Total current liabilities	263,762	235,819

Deferred credits and other liabilities
Deferred income taxes	471,892	430,593
Deferred investment tax credits	7,645	8,037
Regulatory liabilities	152,665	148,189
Environmental liabilities	12,888	23,003
Customer advances	18,015	19,425
Pension and employee benefit obligations	46,827	55,164
Other	16,177	18,814
Total deferred credits and other liabilities	726,109	703,225

Commitments and contingencies
Capitalization
Long-term debt	662,455	661,946
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Sept. 30, 2017 and Dec. 31, 2016, respectively	93,300	93,300
Additional paid in capital	411,025	395,315
Retained earnings	329,045	323,368
Accumulated other comprehensive loss	(76)	(133)
Total common stockholder’s equity	833,294	811,850
Total liabilities and equity	$2,485,620	$2,412,840

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2017 and Dec. 31, 2016; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2017 and 2016; and its cash flows for the nine months ended Sept. 30, 2017 and 2016. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2017 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2016 balance sheet information has been derived from the audited 2016 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2016. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2016, filed with the SEC on Feb. 24, 2017. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a new framework for the recognition of revenue. NSP-Wisconsin expects its adoption will primarily result in increased disclosures regarding revenue related to arrangements with customers, as well as separate presentation of alternative revenue programs. NSP-Wisconsin currently expects to implement the standard on a modified retrospective basis, which requires application to contracts with customers effective Jan. 1, 2018, with the cumulative impact on contracts not yet completed as of Dec. 31, 2017 recognized as an adjustment to the opening balance of retained earnings.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. NSP-Wisconsin expects that as a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the current ratemaking treatment and that the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2017	Dec. 31, 2016
Accounts receivable, net (a)
Accounts receivable	$55,619	$58,896
Less allowance for bad debts	(4,405)	(4,865)
	$51,214	$54,031

(a)	Accounts receivable, net includes an immaterial amount due from affiliates as of Sept. 30, 2017 and Dec. 31, 2016, respectively.

(Thousands of Dollars)	Sept. 30, 2017	Dec. 31, 2016
Inventories
Materials and supplies	$7,417	$6,582
Fuel	3,898	4,743
Natural gas	8,792	6,984
	$20,107	$18,309

(Thousands of Dollars)	Sept. 30, 2017	Dec. 31, 2016
Property, plant and equipment, net
Electric plant	$2,553,562	$2,499,401
Natural gas plant	317,902	294,986
Common and other property	185,612	156,316
Construction work in progress	151,299	118,822
Total property, plant and equipment	3,208,375	3,069,525
Less accumulated depreciation	(1,175,847)	(1,121,888)
	$2,032,528	$1,947,637

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 and 2012 through 2013 federal income tax returns, following extensions, expires in June 2018 and October 2018, respectively.

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. The IRS proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In the third quarter of 2017, Xcel Energy and Appeals reached an agreement and the benefit related to the agreed upon portions was recognized. NSP-Wisconsin did not accrue any income tax benefit related to this adjustment.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). After evaluating the proposed adjustment Xcel Energy filed a protest with the IRS. Xcel Energy anticipates the issue will be forwarded to Appeals. As of Sept. 30, 2017, Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2017	Dec. 31, 2016
Unrecognized tax benefit — Permanent tax positions	$1.4	$0.4
Unrecognized tax benefit — Temporary tax positions	1.0	4.9
Total unrecognized tax benefit	$2.4	$5.3

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2017	Dec. 31, 2016
NOL and tax credit carryforwards	$(1.9)	$(1.2)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals progresses and audit resumes, the Wisconsin audit progresses, and other state audits resume. As the IRS Appeals and Wisconsin audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $1 million.

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

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and in Note 5 to NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceeding — Public Service Commission of Wisconsin (PSCW)

Wisconsin 2018 Electric and Natural Gas Rate Case — In May 2017, NSP-Wisconsin filed a request with the PSCW to increase electric rates by $24.7 million, or 3.6 percent, and natural gas rates by $12.0 million, or 10.1 percent, effective Jan. 1, 2018. The rate filing is based on a 2018 forecast test year, a return on equity (ROE) of 10.0 percent, an equity ratio of 52.53 percent and a forecasted rate base of approximately $1.2 billion for the electric utility and $138.4 million for the natural gas utility.
In September 2017, the PSCW Staff and the intervenors filed testimony. The PSCW Staff recommended an electric rate increase of $10.9 million, or 1.6 percent, and a natural gas rate increase of $9.9 million, or 8.3 percent, based on a ROE of 9.8 percent and an equity ratio of 51.45 percent.

A PSCW decision is anticipated in December 2017 with new rates effective in January 2018.

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

In December 2015, an administrative law judge (ALJ) recommended the FERC approve a base ROE of 10.32 percent for the MISO TOs. The ALJ found the existing 12.38 percent ROE to be unjust and unreasonable. The recommended 10.32 percent ROE applied a FERC ROE policy adopted in a June 2014 order (Opinion 531). The FERC approved the ALJ recommended 10.32 percent base ROE in an order issued in September 2016. This ROE would be applicable for the 15 month refund period from Nov. 12, 2013 to Feb. 11, 2015, and prospectively from the date of the FERC order. The total prospective ROE would be 10.82 percent, including a 50 basis point adder for RTO membership. Various parties requested rehearing of the September 2016 order. The requests are pending FERC action.

In February 2015, a second complaint seeking to reduce the MISO ROE from 12.38 percent to 8.67 percent prior to any adder was filed with the FERC, resulting in a second period of potential refund from Feb. 12, 2015 to May 11, 2016. In June 2016, the ALJ recommended a ROE of 9.7 percent, applying the methodology adopted by the FERC in Opinion 531. A final FERC decision on the second ROE complaint was expected later in 2017, but in April 2017, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) by opinion, vacated and remanded Opinion 531. It is unclear how the D.C. Circuit’s opinion to vacate and remand Opinion 531 will affect the September 2016 FERC order or the timing and outcome of the second ROE complaint. The MISO TOs are evaluating the impact of the D.C. Circuit ruling on the November 2013 and February 2015 ROE complaints. In September 2017, certain MISO TOs (not including NSP-Minnesota and NSP-Wisconsin) filed a motion to dismiss the second ROE complaint. The motion to dismiss is pending FERC action.

As of Sept. 30, 2017, NSP-Minnesota has processed the refunds for the Nov. 12, 2013 to Feb. 11, 2015 complaint period based on the 10.32 percent ROE provided in the September 2016 FERC order. NSP-Minnesota has also recognized a current refund liability consistent with the best estimate of the final ROE for the Feb. 12, 2015 to May 11, 2016 complaint period.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10 and 11 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and in Notes 5 and 6 the consolidated financial statements included in NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

In 2012, NSP-Wisconsin agreed to remediate the Phase I Project Area (which includes the Upper Bluff and Kreher Park areas of the Site), under a settlement agreement with the United States Environmental Protection Agency (EPA). In January 2017, NSP-Wisconsin agreed to remediate the Phase II Project Area (the Sediments), under a settlement agreement with the EPA. The settlement was approved by the U.S. District Court for the Western District of Wisconsin. NSP-Wisconsin initiated field activities to perform a full scale wet dredge remedy of the Sediments in 2017 and anticipates completion of restoration activities in 2018.

The current remediation cost estimate for the entire site (both the Phase I Project Area and the Sediments) is approximately $162.9 million, of which approximately $131.8 million has been spent. As of Sept. 30, 2017 and Dec. 31, 2016, NSP-Wisconsin had recorded a total liability of $31.1 million and $64.3 million, respectively, for the entire site.

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
NSP-Wisconsin had accrued $0.1 million for this site as of Sept. 30, 2017 and Dec. 31, 2016. There may be insurance recovery and/or recovery from other PRPs to offset any costs incurred. NSP-Wisconsin anticipates that any significant amounts incurred will be recovered from customers.
Environmental Requirements

Water and Waste
Federal Clean Water Act (CWA) Waters of the United States Rule — In 2015, the EPA and the U.S. Army Corps of Engineers (Corps) published a final rule that significantly expanded the types of water bodies regulated under the CWA and broadened the scope of waters subject to federal jurisdiction. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule and subsequently ruled that it, rather than the federal district courts, had jurisdiction over challenges to the rule.  In January 2017, the U.S. Supreme Court agreed to resolve the dispute as to which court should hear challenges to the rule. A ruling is expected in the first quarter of 2018.

In February 2017, President Trump issued an executive order requiring the EPA and the Corps to review and revise the final rule. On June 27, 2017, the agencies issued a proposed rule that rescinds the 2015 final rule and reinstates the prior 1986 definition of “Water of the U.S.” The agencies are also undertaking a rulemaking to develop a new definition of "Waters of the U.S."

Federal CWA Effluent Limitations Guidelines (ELG) — In 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. In September 2017, the EPA delayed the compliance date for flue gas desulfurization wastewater and bottom ash transport water until November 2020 while the agency conducts a rulemaking process to potentially revise the effluent limitations and pretreatment standards for these waste streams.

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

In March 2017, President Trump signed an executive order requiring the EPA Administrator to review the CPP rule and if appropriate, publish proposed rules suspending, revising or rescinding it. Accordingly, the EPA has requested that the D.C. Circuit Court hold the litigation in abeyance until the EPA completes its work under the executive order. The D.C. Circuit granted the EPA’s request and is holding the litigation in abeyance, while considering briefs by the parties on whether the court should remand the challenges to the EPA rather than holding them in abeyance, determining whether and how the court continues or ends the stay that currently applies to the CPP.

In October 2017, the EPA published a proposed rule to repeal the CPP, based on an analysis that the CPP exceeds the EPA’s statutory authority under the Clean Air Act (CAA). The EPA will take public comment on the proposal for 60 days. The EPA stated it has not yet determined whether it will promulgate a new rule to regulate GHG emissions from existing electric generating units.

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

e prime, Xcel Energy and its other affiliates were sued along with several other gas marketing companies. The cases were consolidated in the U.S. District Court in Nevada. Six of the cases remain active, which includes one multi-district litigation (MDL) matter consisting of a Colorado class (Breckenridge), a Wisconsin class (Arandell Corp.), a Missouri class, a Kansas class, and two other cases identified as “Sinclair Oil” and “Farmland.” A motion for class certification was denied and plaintiffs have appealed the ruling to the U.S. Court of Appeals for the Ninth Circuit. Motions for summary judgment were granted by the MDL judge in favor of e prime and Xcel Energy in Sinclair Oil and Farmland. Plaintiffs in both cases appealed this decision to the Ninth Circuit. Motions for summary judgment were also filed by defendants, including e prime, in all of the remaining lawsuits. These motions were denied and e prime subsequently filed an appeal in September 2017. Dates for all matters pending before the Ninth Circuit have not been scheduled. Xcel Energy, NSP-Wisconsin and e prime have concluded that a loss is remote.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$150	$150
Amount outstanding at period end	92	60
Average amount outstanding	60	15
Maximum amount outstanding	93	64
Weighted average interest rate, computed on a daily basis	1.36%	0.69%
Weighted average interest rate at period end	1.37	0.95

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

At Sept. 30, 2017, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150	$92	$58

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding commercial paper.

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

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	Sept. 30, 2017	Dec. 31, 2016
Notes payable to affiliates	$0.5	$0.5
Weighted average interest rate at period end	1.57%	0.95%

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

The following table details the gross notional amounts of commodity options at Sept. 30, 2017 and Dec. 31, 2016:

(Amounts in Thousands) (a)(b)	Sept. 30, 2017	Dec. 31, 2016
Million British thermal units of natural gas	142	255

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended Sept. 30, 2017 and 2016, and $0.1 million of net losses reclassified from accumulated other comprehensive loss into earnings during the nine months ended Sept. 30, 2017 and 2016.

During the three and nine months ended Sept. 30, 2017, changes in the fair value of natural gas commodity derivatives resulted in $0.1 million and $0.2 million of net losses recognized as regulatory assets and liabilities, respectively. For the three and nine months ended Sept. 30, 2016, changes in the fair value of natural gas commodity derivatives resulted in $0.1 million and $0.2 million of net losses recognized as regulatory assets and liabilities, respectively. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Natural gas commodity derivatives settlement losses of $0.2 million and $0.6 million were recognized for the nine months ended Sept. 30, 2017 and 2016, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate. There were no natural gas commodity derivatives settlement gains or losses recognized during the three months ended Sept. 30, 2017 and 2016, respectively.

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

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2017
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$78	$—	$78	$—	$78

	Dec. 31, 2016
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$149	$—	$149	$—	$149

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

(b)	Included in prepayments and other current assets balance of $18.6 million and $3.8 million at Sept. 30, 2017 and Dec. 31, 2016, respectively, in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of Sept. 30, 2017 and Dec. 31, 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2017		Dec. 31, 2016
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$663,541	$741,450	$663,069	$730,284

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

9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2017	2016	2017	2016
Interest income (expense)	$138	$(73)	$342	$65
Other nonoperating income	8	33	238	299
Insurance policy (expense) income	(48)	(58)	(146)	70
Other nonoperating expense	(3)	(4)	(10)	(10)
Other income (expense), net	$95	$(102)	$424	$424

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2017
Operating revenues (a)	$232,802	$14,394	$315	$—	$247,511
Intersegment revenues	144	56	—	(200)	—
Total revenues	$232,946	$14,450	$315	$(200)	$247,511
Net income (loss)	$24,594	$(2,184)	$(85)	$—	$22,325

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2016
Operating revenues (a)	$232,216	$13,646	$282	$—	$246,144
Intersegment revenues	110	97	—	(207)	—
Total revenues	$232,326	$13,743	$282	$(207)	$246,144
Net income (loss)	$25,459	$(1,201)	$(37)	$—	$24,221

(a)	Operating revenues include $46 million and $44 million of affiliate electric revenue for the three months ended Sept. 30, 2017 and 2016, respectively.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2017
Operating revenues (a)	$659,853	$81,768	$847	$—	$742,468
Intersegment revenues	363	238	—	(601)	—
Total revenues	$660,216	$82,006	$847	$(601)	$742,468
Net income	$54,580	$3,388	$1,017	$—	$58,985

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2016
Operating revenues (a)	$646,619	$72,671	$877	$—	$720,167
Intersegment revenues	317	299	—	(616)	—
Total revenues	$646,936	$72,970	$877	$(616)	$720,167
Net income	$52,058	$2,426	$(7)	$—	$54,477

(a)	Operating revenues include $131 million and $127 million of affiliate electric revenue for the nine months ended Sept. 30, 2017 and 2016, respectively.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1,154	$1,104	$7	$6
Interest cost	1,554	1,704	147	163
Expected return on plan assets	(2,295)	(2,289)	(7)	(6)
Amortization of prior service cost (credit)	35	28	(88)	(88)
Amortization of net loss	1,462	1,348	109	83
Net benefit cost recognized for financial reporting	$1,910	$1,895	$168	$158

	Nine Months Ended Sept. 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$3,463	$3,312	$21	$18
Interest cost	4,663	5,112	443	489
Expected return on plan assets	(6,885)	(6,867)	(23)	(18)
Amortization of prior service cost (credit)	104	84	(264)	(264)
Amortization of net loss	4,385	4,044	327	249
Net benefit cost recognized for financial reporting	$5,730	$5,685	$504	$474

In January 2017, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $9.0 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2017.

12.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2017 and 2016 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended Sept. 30, 2017	Three Months Ended Sept. 30, 2016
Accumulated other comprehensive loss at June 30	$(95)	$(171)
Losses reclassified from net accumulated other comprehensive loss	19	19
Net current period other comprehensive income	19	19
Accumulated other comprehensive loss at Sept. 30	$(76)	$(152)

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2017	Nine Months Ended Sept. 30, 2016
Accumulated other comprehensive loss at Jan. 1	$(133)	$(209)
Losses reclassified from net accumulated other comprehensive loss	57	57
Net current period other comprehensive income	57	57
Accumulated other comprehensive loss at Sept. 30	$(76)	$(152)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2017 and 2016 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2017		Three Months Ended Sept. 30, 2016
Losses on cash flow hedges:
Interest rate derivatives	$32	(a)	$32	(a)
Total, pre-tax	32		32
Tax benefit	(13)		(13)
Total amounts reclassified, net of tax	$19		$19

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2017		Nine Months Ended Sept. 30, 2016
Losses on cash flow hedges:
Interest rate derivatives	$94	(a)	$95	(a)
Total, pre-tax	94		95
Tax benefit	(37)		(38)
Total amounts reclassified, net of tax	$57		$57

(a)	Included in interest charges.

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

Results of Operations

NSP-Wisconsin’s net income was approximately $59.0 million for 2017 year-to-date compared with approximately $54.5 million for the same period of 2016. The increase is driven by electric and natural gas rates, partially offset by additional depreciation expense and the impact of unfavorable weather.

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

	Nine Months Ended Sept. 30
(Millions of Dollars)	2017	2016
Electric revenues	$660	$647
Electric fuel and purchased power	(328)	(323)
Electric margin	$332	$324

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended
Sept. 30, 2017:

Electric Revenues

(Millions of Dollars)	2017 vs. 2016
Retail rate increase	$10
Interchange agreement billings with NSP-Minnesota	4
Timing of fuel recovery	3
Retail sales growth	3
Estimated impact of weather	(6)
Other, net	(1)
Total increase in electric revenues	$13

Electric Margin

(Millions of Dollars)	2017 vs. 2016
Retail rate increase	$10
Interchange agreement billings with NSP-Minnesota	4
Retail sales growth	3
Estimated impact of weather	(6)
Other, net	(3)
Total increase in electric margin	$8

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2017	2016
Natural gas revenues	$82	$73
Cost of natural gas sold and transported	(41)	(36)
Natural gas margin	$41	$37

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the nine months ended Sept. 30, 2017:

Natural Gas Revenues

(Millions of Dollars)	2017 vs. 2016
Purchased natural gas adjustment clause recovery	$4
Retail rate increase	3
Other, net	2
Total increase in natural gas revenues	$9

Natural Gas Margin

(Millions of Dollars)	2017 vs. 2016
Retail rate increase	$3
Other, net	1
Total increase in natural gas margin	$4

Non-Fuel Operating Expenses and Other Items

Depreciation and Amortization — Depreciation and amortization increased $9.8 million, or 13.4 percent, for 2017 year-to-date. The increase was primarily attributable to capital investments for system expansion mostly due to electric transmission and distribution assets.

Income Taxes — Income tax expense decreased $1.5 million for 2017 year-to-date. The decrease in income tax expense was primarily due to a tax benefit for adjustments attributable to the 2016 tax return filed in the third quarter, partially offset by higher pretax earnings. The ETR was 35.5 percent for 2017 year-to-date, compared with 38.4 percent for the same period in 2016. The lower ETR in 2017 was primarily due to the adjustment referenced above.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Public Utility Regulation included in Item 2 of NSP-Wisconsin’s
Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

2017 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the nine months ended Sept. 30, 2017 were lower than authorized in rates and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules, primarily due to lower sales volume and lower purchased power costs coupled with moderate weather and generation sales into the MISO market.  Under the fuel cost recovery rules, NSP-Wisconsin may retain the amount of over-recovery up to two percent of authorized annual fuel costs, or approximately $3.7 million.  However, NSP-Wisconsin must defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers.  Accordingly, NSP-Wisconsin recorded a deferral of approximately $10.5 million through Sept. 30, 2017.  The amount of the deferral could increase or decrease based on actual fuel costs incurred for the remainder of the year.  In the first quarter of 2018, NSP-Wisconsin will file a reconciliation of 2017 fuel costs with the PSCW.  The amount of any potential refund is subject to review and approval by the PSCW, which is not expected until mid-2018.

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC ROE Policy — In June 2014, the FERC adopted a two-step ROE methodology for electric utilities in an order issued in a complaint proceeding involving New England Transmission Owners (NETOs). The issue of how to apply the FERC ROE methodology has been contested in various complaint proceedings, including two ROE complaints involving the MISO TOs, which includes NSP-Minnesota and NSP-Wisconsin. In April 2017, the D.C. Circuit vacated and remanded the June 2014 ROE order. The D.C. Circuit found that the FERC had not properly determined that the ROE authorized for the NETOs prior to June 2014 was unjust and unreasonable. The D.C. Circuit also found that the FERC failed to justify the new ROE methodology. The FERC has yet to act on the D.C. Circuit’s decision. See Note 5 to the consolidated financial statements for discussion of the D.C. Circuit’s decision and the impact on the MISO ROE Complaints.

Department of Energy (DOE) Grid Resiliency Notice of Proposed Rule (NOPR) — In September 2017, the DOE requested the FERC consider and adopt a Grid Resiliency and Pricing Rule to address threats to the U.S. electrical grid. The proposed DOE rule expands upon an August 2017 DOE grid study on the resiliency of the grid. Under the proposed rule, coal and nuclear generation facilities would qualify for full recovery of their costs, which includes a fair rate of return, if they meet the following criteria:

•	Are located within a FERC-approved organized wholesale market operated by an RTO or Independent System Operator;

•	Have 90 days of on-site fuel storage;

•	Provide essential energy and ancillary reliability services to the grid;

•	Are in compliance with all environmental mandates; and

•	Are not subject to cost-of-service regulation by any state or local authority.

If implemented as written, the coal and nuclear generation owned by NSP-Minnesota and NSP-Wisconsin are not expected to be eligible for wholesale cost recovery from MISO because the generation is subject to state cost-of-service regulation. This rule could impact utilities in MISO subject to cost-of-service regulation if they have to compensate other generation facilities who qualify for full recovery of their costs under the rule. Xcel Energy is evaluating the DOE proposal and plans to engage in the FERC stakeholder process. The FERC has indicated that they plan to take action within 60 days, as requested by the DOE. It is unclear how the FERC will respond to the DOE’s NOPR.

North American Electric Reliability Corporation (NERC) Supply Chain Standards — In September 2017, NERC filed supply chain cyber security reliability standards with the FERC. These standards consider the FERC’s directives to address supply chain cyber security risk management for industrial control system hardware, software, computing and network services associated with electric grid operations. The proposed reliability standards focus on security objectives including software integrity and authenticity, vendor remote access protections, information system planning and vendor risk management. It is uncertain when the FERC will take action to approve or remand the proposed reliability standards. If approved by the FERC, the proposed reliability standards will become effective on the first calendar quarter that is 18 months after the effective date of the approval. NSP-Wisconsin is in the process of developing plans in accordance with the requirements of the standards. The additional cost for compliance is anticipated to be recoverable through wholesale and retail rates.

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

Item 6 — EXHIBITS

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) dated Jan. 21, 2004).
3.02*	By-Laws of Northern States Power Co. (a Wisconsin corporation) as Amended and Restated on Sept. 26, 2013 (Exhibit 3.02 to Form 10-Q/A for the quarter ended Sept. 30, 2013 (file no. 001-03140)).
10.1*+
Fourth Amendment to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.1 to Form 10-Q of Xcel Energy for the quarter ended Sept. 30, 2017 (file no. 001-03034)).

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

Northern States Power Company (a Wisconsin corporation)

Oct. 27, 2017	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)