Form 10-K
period 2017-12-31
NORTHERN STATES POWER CO /WI/
filed 2018-02-26
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No
As of Feb. 23, 2018, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 3, 2018. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I
Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CFTC	Commodity Futures Trading Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSCW	Public Service Commission of Wisconsin
SDPUC	South Dakota Public Utilities Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
EPU	Extended power uprate
PGA	Purchased gas adjustment

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
APBO	Accumulated postretirement benefit obligation
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
CAA	Clean Air Act
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CO2	Carbon dioxide
CON	Certificate of need
CPCN	Certificate of public convenience and necessity
CPP	Clean Power Plan

CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
ERCOT	Electric Reliability Council of Texas
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IRC	Internal Revenue Code
ITC	Investment tax credit
LCM	Life cycle management
LNG	Liquefied natural gas
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investor Services
NAAQS	National Ambient Air Quality Standard
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NOL	Net operating loss
NOx	Nitrogen oxide
O&M	Operating and maintenance
OCI	Other comprehensive income
PI	Prairie Island nuclear generating plant
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Purchased power agreement
PRP	Potentially responsible party
PTC	Production tax credit
PV	Photovoltaic
R&E	Research and experimentation
REC	Renewable energy credit
ROE	Return on equity
RPS	Renewable portfolio standards
RTO	Regional Transmission Organization
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TO	Transmission owner

Measurements
GWh	Gigawatt hours
KV	Kilovolts
KWh	Kilowatt hours
Mcf	Thousand cubic feet
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

COMPANY OVERVIEW

NSP-Wisconsin was incorporated in 1901 under the laws of Wisconsin. NSP-Wisconsin is a utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of northwestern Wisconsin and in the western portion of the Upper Peninsula of Michigan. NSP-Wisconsin purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in this service territory. NSP-Wisconsin provides electric utility service to approximately 259,000 customers and natural gas utility service to approximately 114,000 customers. Approximately 98 percent of NSP-Wisconsin’s retail electric operating revenues were derived from operations in Wisconsin during 2017 and 2016. Although NSP-Wisconsin’s large C&I electric retail customers are comprised of many diversified industries, a significant portion of NSP-Wisconsin’s large C&I electric sales include: food products, paper, allied products and electric, gas and sanitary services. For small C&I customers, significant electric retail sales include the following industries: grocery and dining establishments, educational services and health services. Generally, NSP-Wisconsin’s earnings contribute approximately five percent to 10 percent of Xcel Energy’s consolidated net income.

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

ELECTRIC UTILITY OPERATIONS

Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — Retail rates, services and other aspects of NSP-Wisconsin’s operations are regulated by the PSCW and the MPSC, within their respective states. In addition, each of the state commissions certifies the need for new generating plants and electric transmission lines before the facilities may be sited and built. NSP-Wisconsin is subject to the jurisdiction of the FERC for its wholesale electric operations, hydroelectric generation licensing, accounting practices, wholesale sales for resale, the transmission of electricity in interstate commerce, compliance with NERC electric reliability standards, asset transactions and mergers and natural gas transactions in interstate commerce. NSP- Wisconsin is a transmission owning member of the MISO RTO and operates within the MISO RTO and wholesale energy market. NSP-Wisconsin and NSP-Minnesota are jointly authorized by the FERC to make wholesale electric sales at market-based prices.

The PSCW has a biennial base rate filing requirement. By June of each odd numbered year, NSP-Wisconsin must submit a rate filing for the test year beginning the following January. In recent years, NSP-Wisconsin has been submitting rate filings each year.

Fuel and Purchased Energy Cost Recovery Mechanisms — NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers. Instead, under Wisconsin rules, utilities submit a forward-looking annual fuel cost plan to the PSCW for approval. Once the PSCW approves the fuel cost plan, utilities defer the amount of any fuel cost under-recovery or over-recovery in excess of a two percent annual tolerance band, for future rate recovery or refund. Approval of a fuel cost plan and any rate adjustment for refund or recovery of deferred costs is determined by the PSCW. Rate recovery of deferred fuel cost is subject to an earnings test based on the utility’s most recently authorized ROE. Fuel cost under-collections that exceed the two percent annual tolerance band may not be recovered if the utility earnings for that year exceed the authorized ROE.

NSP-Wisconsin’s electric fuel costs for 2017 were lower than authorized in rates and outside the two percent annual tolerance band, primarily due to lower purchased power costs coupled with moderate weather and generation sales into the MISO market.  Under the fuel cost recovery rules, NSP-Wisconsin may retain approximately $4 million of fuel costs and defer approximately $10 million through Dec. 31, 2017. NSP-Wisconsin will file a reconciliation of 2017 fuel costs with the PSCW.  The amount of any potential refund is subject to review and approval by the PSCW, which is not expected until mid-2018.

NSP-Wisconsin’s retail electric rate schedules for Michigan customers include power supply cost recovery factors, which are based on 12-month projections. After each 12-month period, a reconciliation is submitted whereby over-recoveries are refunded and any under-recoveries are collected from the customers over the subsequent 12-month period.

Wisconsin Energy Efficiency Program — In Wisconsin, the primary energy efficiency program is funded by the state’s utilities, but operated by independent contractors subject to oversight by the PSCW and the utilities. NSP-Wisconsin recovers these costs in rates charged to Wisconsin retail customers.

Capacity and Demand

Uninterrupted system peak demand for the NSP System’s electric utility for each of the last three years and the forecast for 2018, assuming normal weather conditions, is as follows:

	System Peak Demand (in MW)
	2017	2016	2015	2018 Forecast
NSP System	8,546	9,002	8,621	9,208

The peak demand for the NSP System typically occurs in the summer. The 2017 system peak demand for the NSP System occurred on July 17, 2017. The decline in peak load from 2016 to 2017 is in part due to considerably cooler weather in 2017. The 2018 forecast assumes normal peak day weather, which is warmer than actual 2017 peak day weather.

Energy Sources and Related Transmission Initiatives

The NSP System expects to use existing power plants, power purchases, CIP/DSM options, new generation facilities and expansion of existing power plants to meet its system capacity requirements.

Purchased Power — Through the Interchange Agreement, NSP-Wisconsin receives power purchased by NSP-Minnesota from other utilities and independent power producers.  Generally, long-term dispatchable purchased power contracts require a periodic payment and a charge for the delivered associated energy. Some long-term purchased power contracts only contain a charge for the purchased energy. NSP-Minnesota also makes short-term purchases to meet system load and energy requirements, to replace generation from company-owned units under maintenance or during outages, to meet operating reserve obligations, or to obtain energy at a lower cost. In NSP-Wisconsin’s most recent rate proceeding, the PSCW ordered NSP-Wisconsin to apply deferred accounting for the purchased power cost savings and the non-fuel costs associated with NSP-Minnesota’s termination or modification to certain biomass PPAs and NSP-Minnesota’s planned purchase and closure of the Benson Power LLC biomass facility.

Purchased Transmission Services — NSP-Minnesota and NSP-Wisconsin have contracts with MISO and other regional transmission service providers to deliver power and energy to their customers.

NSP System Resource Plans — In January 2017, the MPUC approved NSP-Minnesota’s Integrated Resource Plan that includes:

•	Retirement of Sherco Unit 2 in 2023 and Sherco Unit 1 in 2026. The resulting need for 750 MW of capacity in 2026 will be addressed in a future CON proceeding;

•	Acquisition of at least 1,000 MW of wind by 2019. The mix of purchased power and owned facilities was not specified;

•	Acquisition of 650 MW of solar by 2021 either through the community solar gardens program or other cost-effective resources. The mix of purchased power and owned facilities was not specified;

•	Acquisition of at least 400 MW of additional demand response by 2023, and a study of the technical and economic achievability of 1,000 MW of additional demand response in total by 2025; and

•	Achievement of at least 444 GWh of energy efficiency in all planning years.

NSP-Wisconsin / American Transmission Company, LLC (ATC) - La Crosse to Madison, Wis. Transmission Line — In 2013, NSP-Wisconsin and ATC jointly filed an application with the PSCW for a CPCN for a 345 KV transmission line that would extend from La Crosse, Wis. to Madison, Wis.  NSP-Wisconsin’s half of the line will be shared with three co-owners, Dairyland Power Cooperative, WPPI Energy and Southern Minnesota Municipal Power Agency-Wisconsin.

In 2015, the PSCW issued its order approving a CPCN and route for the project. Two groups have appealed the CPCN order to the La Crosse County Circuit Court (Circuit Court). In May 2017, the Circuit Court determined that the project was necessary, allowing construction to continue on a seven mile segment near La Crosse, Wis. The parties have appealed various aspects of the case to the Wisconsin Court of Appeals which is currently pending. The CPCN remains in full effect unless one of the parties seeks and receives a stay from the court and posts a bond to cover damages the utilities may incur due to delay. The 180-mile project is expected to cost approximately $541 million. NSP-Wisconsin’s portion of the investment, which includes AFUDC, is estimated to be approximately $200 million. Construction on the line began in January 2016, with completion anticipated by late 2018.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

	Coal (a)		Nuclear		Natural Gas		Weighted Average Owned Fuel Cost
NSP System Generating Plants	Cost	Percent	Cost	Percent	Cost	Percent
2017	$2.08	45%	$0.78	45%	$4.10	10%	$1.72
2016	2.03	42	0.80	44	3.30	14	1.67
2015	2.15	47	0.83	40	3.89	13	1.85

(a)	Includes refuse-derived fuel and wood.

See Items 1A and 7 for further discussion of fuel supply and costs.

Fuel Sources

Nuclear — NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. The contract strategy involves a portfolio of spot purchases and medium and long-term contracts for uranium concentrates, conversion services and enrichment services with multiple producers and with a focus on diversification to minimize potential impacts caused by supply interruptions due to geographical and world political issues.

•	Current nuclear fuel supply contracts cover 100 percent of uranium concentrates requirements through 2021 and approximately 57 percent of the requirements for 2022 through 2033;

•	Current contracts for conversion services cover 100 percent of the requirements through 2021 and approximately 50 percent of the requirements for 2022 through 2033; and

•	Current enrichment service contracts cover 100 percent of the requirements through 2025 and approximately 29 percent of the requirements for 2026 through 2033.

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

Coal — The NSP System normally maintains approximately 41 days of coal inventory. Coal supply inventories at Dec. 31, 2017 and 2016 were approximately 53 and 55 days of usage, respectively. Milder weather, purchase commitments and relatively low power and natural gas prices resulted in coal inventories being above optimal levels. NSP-Minnesota’s generation stations use low-sulfur western coal purchased primarily under contracts with suppliers operating in Wyoming and Montana. Coal requirements for the NSP System’s major coal-fired generating plants were approximately 8.0 million tons for 2017 and 7.5 million tons for 2016. Coal requirements for 2017 increased primarily due to slightly higher natural gas prices during the year. The estimated coal requirements for 2018 are approximately 8.3 million tons.

NSP-Minnesota and NSP-Wisconsin have contracted for coal supplies to provide 79 percent of their estimated coal requirements in 2018 and a declining percentage of the requirements in subsequent years. The NSP System’s general coal purchasing objective is to contract for approximately 75 percent of requirements for the first year, 40 percent of requirements in year two and 20 percent of requirements in year three. Remaining requirements will be filled through the procurement process or over-the-counter transactions.

NSP-Minnesota and NSP-Wisconsin have coal transportation contracts that provide for delivery of 100 and 25 percent of their coal requirements in 2018 and 2019, respectively. Coal delivery may be subject to interruptions or reductions due to operation of the mines, transportation problems, weather and availability of equipment.

Natural gas — The NSP System uses both firm and interruptible natural gas supply in combustion turbines and certain boilers. Natural gas supplies, transportation and storage services for power plants are procured under contracts to provide an adequate supply of fuel. However, as natural gas primarily serves intermediate and peak demand, remaining forecasted requirements are able to be procured through a liquid spot market. Generally, natural gas supply contracts have variable pricing that is tied to various natural gas indices. Most transportation contract pricing is based on FERC approved transportation tariff rates. Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2017 and 2016, the NSP System did not have any commitments related to gas supply contracts; however commitments related to gas transportation and storage contracts were approximately $398 million and $382 million, respectively. Commitments related to gas transportation and storage contracts expire in various years from 2018 to 2037.

The NSP System also has limited on-site fuel oil storage facilities and primarily relies on the spot market for incremental supplies.

Renewable Energy Sources

The NSP System’s renewable energy portfolio includes wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. As of Dec. 31, 2017, the NSP System was in compliance with mandated RPS, which require generation from renewable resources of 25.0 percent and 12.9 percent of NSP-Minnesota and NSP-Wisconsin electric retail sales, respectively.

Renewable energy as a percentage of the NSP System’s total energy:

	2017	2016
Renewable	28.8%	26.1%
Wind	18.3	16.4
Hydroelectric	6.3	6.6
Biomass and solar	4.2	3.1

The NSP System also offers customer-focused renewable energy initiatives. Windsource® allows customers in Minnesota, Wisconsin and Michigan to purchase electricity from renewable sources. The number of customers utilizing Windsource increased to approximately 60,900 in 2017 from 54,000 in 2016.

Additionally, the Solar*Connect Community program is an option made available to encourage use of solar energy in Wisconsin. This program allows for offsite development of solar and bill credits to customers based on an approved tariffed rate. One solar garden site went on line during 2017 and two more are anticipated to be online in 2018 and 2019.

Wind — The NSP System acquires the majority of its wind energy from PPAs. Currently, the NSP System has more than 130 of these agreements in place, with facilities ranging in size from under one MW to more than 200 MW. The NSP System owns and operates five wind farms which have the capacity to generate 852 MW.

•
The NSP System had approximately 2,600 MW of wind energy on its system at the end of 2017 and 2016. In addition to receiving purchased wind energy under these agreements, the NSP System typically receives wind RECs, which are used to meet state renewable resource requirements.

•
The average cost per MWh of wind energy under existing contracts was approximately $44 for 2017 and $43 for 2016. The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state-specific renewable resource requirements and the year of contract execution. Generally, contracts executed in 2017 continued to benefit from improvements in technology, excess capacity among manufacturers and motivation to commence new construction prior to the anticipated expiration of the federal PTCs. In December 2015, the federal PTCs were extended through 2019 with a phase down on sites that began construction in 2017.

Hydroelectric — The NSP System acquires its hydroelectric energy from both owned generation and PPAs. The NSP System owns 20 hydroelectric plants throughout Wisconsin and Minnesota which provide approximately 263 MW of capacity. For 2017, PPAs provided approximately 34 MW of hydroelectric capacity. Additionally, the NSP System purchases approximately 850 MW of generation from Manitoba Hydro, which is sourced primarily from its fleet of hydroelectric facilities.

Wholesale and Commodity Marketing Operations

NSP-Wisconsin conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy, ancillary services and energy-related products. NSP-Wisconsin uses physical and financial instruments to minimize commodity price and credit risk and hedge sales and purchases. NSP-Wisconsin also engages in trading activity unrelated to hedging and sharing of any margins is determined through state regulatory proceedings. NSP-Wisconsin does not serve any wholesale requirements customers at cost-based regulated rates. See Item 7 for further discussion.

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

Xcel Energy, which includes NSP-Wisconsin, attempts to mitigate the risk of regulatory penalties through formal training on prohibited practices and a compliance function that reviews interaction with the markets under FERC and CFTC jurisdictions. Public campaigns are conducted to raise awareness of the public safety issues of interacting with our electric systems. While programs to comply with regulatory requirements are in place, there is no guarantee the compliance programs or other measures will be sufficient to ensure against violations.

FERC Order, ROE Policy — In June 2014, the FERC adopted a two-step ROE methodology for electric utilities in an order issued in a complaint proceeding involving New England Transmission Owners (NETOs). The issue of how to apply the FERC ROE methodology has been contested in various complaint proceedings, including two ROE complaints involving the MISO TOs, which include NSP-Minnesota and NSP-Wisconsin. In April 2017, the District of Columbia Circuit (D.C. Circuit) vacated and remanded the June 2014 ROE order. The D.C. Circuit found that the FERC had not properly determined that the ROE authorized for the NETOs prior to June 2014 was unjust and unreasonable. The D.C. Circuit also found that the FERC failed to justify the new ROE methodology. The FERC has yet to act on the D.C. Circuit’s decision. See Note 10 to the consolidated financial statements for discussion of the D.C. Circuit’s decision and the impact on the MISO ROE Complaints.

DOE Grid Resiliency Notice of Proposed Rule (NOPR) — In September 2017, the DOE requested the FERC to consider and adopt a Grid Resiliency and Pricing Rule to address threats to the U.S. electrical grid. Under the proposed rule, coal and nuclear generation facilities would have to meet certain criteria to qualify for full recovery of their costs including a fair rate of return. In January 2018, the FERC rejected the DOE’s proposal, but alternatively initiated an inquiry into how RTOs and Independent System Operators address grid resilience. Efforts to resolve U.S. grid resilience issues may result from this proceeding and Xcel Energy plans to monitor and respond as necessary.

Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2017	2016	2015
Electric sales (Millions of KWh)
Residential	1,853	1,868	1,863
Large commercial and industrial	1,952	1,885	1,868
Small commercial and industrial	2,892	2,856	2,877
Public authorities and other	28	32	39
Total energy sold	6,725	6,641	6,647

Number of customers at end of period
Residential	217,525	216,426	215,135
Large commercial and industrial	123	117	120
Small commercial and industrial	39,740	39,529	39,254
Public authorities and other	1,176	1,142	1,175
Total customers	258,564	257,214	255,684

Electric revenues (Thousands of Dollars)
Residential	$254,144	$248,476	$244,417
Large commercial and industrial	151,345	142,942	141,007
Small commercial and industrial	299,053	287,060	284,427
Public authorities and other	6,142	6,105	6,576
Total retail	710,684	684,583	676,427
Interchange revenues from NSP-Minnesota	177,234	170,483	163,255
Other electric revenues	(6,027)	(5,120)	(4,684)
Total electric revenues	$881,891	$849,946	$834,998

KWh sales per retail customer	26,009	25,819	25,997
Revenue per retail customer	$2,749	$2,662	$2,646
Residential revenue per KWh	13.72 ¢	13.30 ¢	13.12 ¢
Large commercial and industrial revenue per KWh	7.75	7.58	7.55
Small commercial and industrial revenue per KWh	10.34	10.05	9.89
Total retail revenue per KWh	10.57	10.31	10.18

Energy Source Statistics

	Year Ended Dec. 31
	2017		2016		2015
NSP System	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Nuclear	14,167	30%	14,191	30%	12,425	27%
Coal	14,737	30	13,681	28	15,961	35
Wind (a)	8,893	18	7,897	16	6,235	14
Natural Gas	5,786	12	7,810	16	6,689	15
Hydroelectric	3,080	6	3,203	7	3,326	7
Other (b)	2,052	4	1,480	3	1,083	2
Total	48,715	100%	48,262	100%	45,719	100%

Owned generation	36,640	75%	36,381	75%	33,818	74%
Purchased generation	12,075	25	11,881	25	11,901	26
Total	48,715	100%	48,262	100%	45,719	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. The NSP System uses RECs to meet or exceed state resource requirements and may sell surplus RECs.

(b)
Includes energy from other sources, including solar, biomass, oil and refuse.  Distributed generation from the Solar*Rewards® program is not included, and was approximately 17, 21 and eight million net KWh for 2017, 2016, and 2015, respectively.

NATURAL GAS UTILITY OPERATIONS
Overview

NSP-Wisconsin operates a natural gas local distribution company in Wisconsin and Michigan. The most significant developments in the natural gas operations of the utility subsidiaries are uncertainty regarding political and regulatory developments that impact hydraulic fracturing, safety requirements for natural gas pipelines and the continued trend of declining use per residential and small C&I customer, as a result of improved building construction technologies, higher appliance efficiencies and conservation. From 2000 to 2017, average annual sales to the typical residential customer declined 17 percent, while sales to the typical small C&I customer increased 4 percent, each on a weather-normalized basis. Although wholesale price increases do not directly affect earnings because of natural gas cost-recovery mechanisms, high prices can encourage further efficiency efforts by customers.

The PHMSA

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act (Pipeline Safety Act) requires additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas.  In April 2016, the PHMSA released proposed rules that address this verification requirement along with a number of other significant changes to gas transmission regulations.  These changes include requirements around use of automatic or remote-controlled shut-off valves, testing of certain previously untested transmission lines and expanding integrity management requirements. The Pipeline Safety Act also includes a maximum penalty for violating pipeline safety rules of $2 million per day for related violations.

PHMSA is currently working through the rule with its Pipeline Advisory Committee. Current estimates are the rule will likely go into effect in late 2018 or early 2019.

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

NSP-Wisconsin’s natural gas rate schedules for Michigan customers include a natural gas cost-recovery factor, which is based on 12-month projections and trued-up to the actual amounts on an annual basis.

Capability and Demand

Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply). The maximum daily send-out (firm and interruptible) for NSP-Wisconsin was 160,170 MMBtu, which occurred on Dec. 26, 2017 and 155,583 MMBtu, which occurred on Jan. 18, 2016.

NSP-Wisconsin purchases natural gas from independent suppliers, generally based on market indices that reflect current prices. The natural gas is delivered under transportation agreements with interstate pipelines. These agreements provide for firm deliverable pipeline capacity of approximately 139,293 MMBtu per day. In addition, NSP-Wisconsin contracts with providers of underground natural gas storage services. These agreements provide storage for approximately 33 percent of winter natural gas requirements and 34 percent of peak day firm requirements of NSP-Wisconsin.

NSP-Wisconsin also owns and operates one LNG plant with a storage capacity of 270,000 Mcf equivalent to help meet its peak requirements. This peak-shaving facility has a production capacity equivalent to 18,000 MMBtu of natural gas per day, or approximately 12 percent of peak day firm requirements. LNG plants provide a cost-effective alternative to annual fixed pipeline transportation charges to meet the peaks caused by firm space heating demand on extremely cold winter days.

NSP-Wisconsin is required to file a natural gas supply plan with the PSCW annually to change natural gas supply contract levels to meet peak demand. NSP-Wisconsin’s winter 2017-2018 supply plan was approved by the PSCW in October 2017.

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

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by NSP-Wisconsin’s regulated retail natural gas distribution business:

2017	$3.88
2016	3.62
2015	4.11

The cost of natural gas in 2017 increased due to higher commodity prices.

The cost of natural gas supply, transportation service and storage service is recovered through various cost-recovery adjustment mechanisms. NSP-Wisconsin has firm natural gas transportation contracts with several pipelines, which expire in various years from 2018 through 2029.

NSP-Wisconsin has certain natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2017, NSP-Wisconsin was committed to approximately $84 million in such obligations under these contracts.

NSP-Wisconsin purchased firm natural gas supply utilizing long-term and short-term agreements from approximately 10 domestic and Canadian suppliers. This diversity of suppliers and contract lengths allows NSP-Wisconsin to maintain competition from suppliers and minimize supply costs.

See Items 1A and 7 for further discussion of natural gas supply and costs.

Natural Gas Operating Statistics

	Year Ended Dec. 31
	2017	2016	2015
Natural gas deliveries (Thousands of MMBtu)
Residential	6,981	6,320	6,584
Commercial and industrial	8,919	8,165	9,116
Total retail	15,900	14,485	15,700
Transportation and other	5,177	4,847	4,756
Total deliveries	21,077	19,332	20,456

Number of customers at end of period
Residential	101,322	100,424	99,316
Commercial and industrial	13,129	13,015	12,902
Total retail	114,451	113,439	112,218
Transportation and other	30	30	25
Total customers	114,481	113,469	112,243

Natural gas revenues (Thousands of Dollars)
Residential	$65,493	$56,514	$61,277
Commercial and industrial	54,233	46,879	55,677
Total retail	119,726	103,393	116,954
Transportation and other	2,627	2,764	3,193
Total natural gas revenues	$122,353	$106,157	$120,147

MMBtu sales per retail customer	138.92	127.69	139.91
Revenue per retail customer	$1,046	$911	$1,042
Residential revenue per MMBtu	9.38	8.94	9.31
Commercial and industrial revenue per MMBtu	6.08	5.74	6.11
Transportation and other revenue per MMBtu	0.51	0.57	0.67

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

EMPLOYEES

As of Dec. 31, 2017, NSP-Wisconsin had 538 full-time employees and one part-time employee, of which 383 were covered under collective-bargaining agreements. See Note 7 to the consolidated financial statements for further discussion.

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

Oversight of Risk and Related Processes

A key accountability of the Board of Directors is the oversight of material risk, and our Board of Directors employs an effective process for doing so. Management and the Board of Directors have responsibility for overseeing the identification and mitigation of key risks.

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

At a threshold level, NSP-Wisconsin has developed a robust compliance program and promotes a culture of compliance, including tone at the top, which mitigates risk. The process for risk mitigation includes adherence to our code of conduct and other compliance policies, operation of formal risk management structures and groups and overall business management to mitigate the risks inherent in the implementation of strategy. Building on this culture of compliance, management further mitigates risks through operation of formal risk management structures and groups, including management councils, risk committees and the services of internal corporate areas such as internal audit, the corporate controller and legal services.

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

Overall, the Board of Directors approaches oversight, management and mitigation of risk as an integral and continuous part of its governance of NSP-Wisconsin. Processes are in place to ensure appropriate risk oversight, as well as identification and consideration of new risks. The Board of Directors regularly reviews management’s key risk assessment informed by these processes, and analyzes areas of existing and future risks and opportunities.

Risks Associated with Our Business

Environmental Risks

We are subject to environmental laws and regulations, with which compliance could be difficult and costly.

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances. These laws and regulations require us to obtain permits, licenses, and other approvals and to comply with a wide variety of environmental requirements including those for protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archaeological and historical resources). Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, shift generation to lower-emitting, but potentially more costly facilities, install pollution control equipment at our facilities, clean up spills and other contamination and correct environmental hazards. Environmental regulations may also lead to shutdown of existing facilities, either due to the difficulty in assuring compliance or that the costs of compliance makes operation of the units no longer economical. Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us. We may be required to pay all or a portion of the cost to remediate (i.e., clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination.

We are also subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings.  Failure to meet the requirements of these mandates may result in fines or penalties, which could have a material effect on our results of operations. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates or other environmental requirements, it could have a material effect on our results of operations, financial position or cash flows.

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

We are subject to physical and financial risks associated with climate change and other weather, natural disaster and resource depletion impacts.

Climate change can create physical and financial risk. Physical risks from climate change can include changes in weather conditions, changes in precipitation and extreme weather events.

Our customers’ energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease. Increased energy use due to weather changes may require us to invest in additional generating assets, transmission and other infrastructure to serve increased load. Decreased energy use due to weather changes may result in decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stress, including service interruptions. Weather conditions could also have an impact on our revenues. We buy and sell electricity depending upon system needs and market opportunities. Extreme weather conditions creating high energy demand may raise electricity prices, which would increase the cost of energy we provide to our customers.

Severe weather impacts our service territories, primarily when thunderstorms and associated flooding, tornadoes, wildfires and snow or ice storms occur. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. Changes in precipitation resulting in droughts or water shortages, whether caused by climate change or otherwise, could adversely affect our operations, principally our fossil generating units. A negative impact to water supplies due to long-term drought or water depletion conditions could adversely impact our ability to provide electricity to customers, as well as increase the price they pay for energy. We may not recover all costs related to mitigating these physical and financial risks.

Climate change may impact a region’s economic health, which could impact our revenues. Our financial performance is tied to the health of the regional economies we serve. The price of energy has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as regulation of GHG or additional environmental regulation could impact the availability of goods and prices charged by our suppliers which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

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

The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment.  We provide service at rates approved by one or more regulatory commissions. These rates are generally regulated and based on an analysis of our costs incurred in a test year. We are subject to both future and historical test years depending upon the regulatory mechanisms approved in each jurisdiction. Thus, the rates we are allowed to charge may or may not match our costs at any given time.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, in a continued low interest rate environment there has been pressure pushing down ROE. There can also be no assurance that the applicable regulatory commission will judge all of our costs to have been prudent, which could result in cost disallowances, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs. Changes in the long-term cost-effectiveness or changes to the operating conditions of our assets may result in early retirements and while regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs leaving all or a portion of these asset costs stranded. Higher than expected inflation may increase costs of construction and operations. Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers. Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers, or these factors could cause us to exceed commitments made regarding cost caps and result in less than full recovery. Overall, management currently believes prudently incurred costs are generally recoverable given the existing regulatory mechanisms in place.

Adverse regulatory rulings or the imposition of additional regulations could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including debt payments.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.

We cannot be assured that any of our current ratings will remain in effect for any given period of time, or that a rating will not be lowered or withdrawn entirely by a rating agency. Significant events including a major disallowance of costs, significantly lower returns on equity or equity ratios or impacts of tax policy changes, among others, may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies. Any downgrade could lead to higher borrowing costs and could impact our ability to access capital markets. Also, we may enter into certain procurement and derivative contracts that require the posting of collateral or settlement of applicable contracts if credit ratings fall below investment grade.

We are subject to capital market and interest rate risks.

Utility operations require significant capital investment. As a result, we frequently need to access capital markets.  Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital markets are global in nature and are impacted by numerous issues and events throughout the world economy. Capital market disruption events and resulting broad financial market distress could prevent us from issuing short term commercial paper, issuing new securities or cause us to issue securities with less than ideal terms and conditions, such as higher interest rates.

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

Credit risk also includes the risk that various counterparties that owe us money or product will become insolvent and/or breach their obligations.  Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements.  In that event, our financial results could be adversely affected and we could incur losses.

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

Federal tax law may significantly impact our business.

NSP-Wisconsin collects through regulated rates its estimated federal, state and local tax payments. There are a number of provisions in federal tax law designed to incentivize capital investments which have benefited our customers by keeping our utility subsidiaries’ rates lower than rates calculated without such provisions. Examples include the use of accelerated depreciation for most of our capital investments, PTCs for wind energy, ITCs for solar energy and R&E tax credits and deductions. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Changes to tax depreciable lives and the value of various tax credits could change the economics of resources and our resource selections. While regulation allows us to incorporate changes in tax law into the rate-setting process, there could be timing delays before regulated rates provide for realization of the tax changes in revenues. In addition, certain IRS tax policies such as the requirement to utilize normalization may impact our ability to economically deliver certain types of resources relative to market prices.

Operational Risks

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

Most electric utility investments are long-lived and are planned to be used for decades. Transmission and generation investments typically have long lead times, and therefore are planned well in advance of when they are brought in-service subject to long-term resource plans. These plans are based on numerous assumptions over the planning horizon such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. The electric utility sector is undergoing a period of significant change. For example, public policy has driven increases in appliance and lighting efficiency and energy efficient buildings, wider adoption and lower cost of renewable generation and distributed generation, including community solar gardens and customer-sited solar, shifts away from coal generation to decrease CO2 emissions and increasing use of natural gas in electric generation driven by lower natural gas prices. Over time, customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources as well as stranded costs if NSP-Wisconsin is not able to fully recover the costs and investments. These changes also introduce additional uncertainty into long-term planning which gives rise to a risk that the magnitude and timing of resource additions and growth in customer demand may not coincide, and that the preference for the types of additions may change from planning to execution. In addition, we are also subject to longer-term availability of the natural resource inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.

The resource plans reviewed and approved by our state regulators assume continuation of the traditional utility cost of service model under which utility costs are recovered from customers as they receive the benefit of service. NSP-Wisconsin is engaged in significant and ongoing infrastructure investment programs to accommodate renewable distributed generation and to maintain high system reliability. Changing customer expectations and changing technologies are requiring significant investments in advanced grid infrastructure. This also increases the exposure to potential outdating of technologies and the resultant risks. NSP-Wisconsin is also investing in renewable and natural gas-fired generation to reduce our CO2 emissions profile. The inability of coal mining companies to attract capital could disrupt longer-term supplies. Early plant retirements that may result from these changes could expose us to premature financial obligations, which could result in less than full recovery of all remaining costs. Both decreasing use per customer driven by appliance and lighting efficiency and the availability of cost-effective distributed generation puts downward pressure on load growth. This could lead to under recovery of costs, excess resources to meet customer demand and increases in electric rates. Finally, multiple states served by a single system may not agree as to the appropriate resource mix and the differing views may lead to costs incurred to comply with one jurisdiction that are not recoverable across all of the jurisdictions served by the same assets.

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

•
Limitations on the amounts and types of insurance available to cover losses that might arise in connection with nuclear operations, as well as obligations to contribute to an insurance pool in the event of damages at a covered U.S. reactor; and

•
Uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives. For example, similar to pensions, interest rate and other assumptions regarding decommissioning costs may change based on economic conditions and changes in the expected life of the asset may cause our funding obligations to change.

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

We engage in wholesale sales and purchases of electric capacity, energy and energy-related products as well as natural gas. In many markets in which we operate, emission allowances and/or renewable energy credits are also needed to comply with various statutes and commission rulings associated with energy transactions. As a result we are subject to market supply and commodity price risk.  Commodity price changes can affect the value of our commodity trading derivatives. We mark certain derivatives to estimated fair market value on a daily basis (mark-to-market accounting). Actual settlements can vary significantly from estimated fair values recorded, and significant changes from the assumptions underlying our fair value estimates could cause earnings variability.

If we encounter market supply shortages or our suppliers are otherwise unable to meet their contractual obligations, we may be unable to fulfill our contractual obligations to our customers at previously anticipated costs.  Therefore, a significant disruption could cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations. Any significantly higher energy or fuel costs relative to corresponding sales commitments could have a negative impact on our cash flows and potentially result in economic losses.  Potential market supply shortages may not be fully resolved through alternative supply sources and may cause short-term disruptions in our ability to provide electric and/or natural gas services to our customers.  The impact of these cost and reliability issues depends on our operating conditions such as generation fuels mix, availability of water for cooling, availability of fuel transportation including rail shipments of coal, electric generation capacity, transmission, natural gas pipeline capacity, etc. Failure to provide service due to disruptions could also result in fines, penalties or cost disallowances through the regulatory process.

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

As of Dec. 31, 2017, Xcel Energy Inc. and its utility subsidiaries had approximately $14.5 billion of long-term debt and $1.3 billion of short-term debt and current maturities.  Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2017, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $19 million and immaterial exposure. Xcel Energy also had additional guarantees of $53 million at Dec. 31, 2017 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.  If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy Inc.  In 2017, 2016 and 2015 we paid $64 million, $53 million and $54 million of dividends to Xcel Energy Inc., respectively.  If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs.  This could adversely affect our liquidity. The most restrictive dividend limitation for NSP-Wisconsin is imposed by our state regulatory commission.  NSP-Wisconsin cannot pay annual dividends in excess of certain amounts if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level. See Item 5 for further discussion on dividend limitations.

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

In 2015, the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries (“nationally determined contributions”), with a goal of holding the increase in global average temperature to below 2o Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5o Celsius. If implemented, the Paris Agreement could result in future additional GHG reductions in the United States. On June 21, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement. Such a withdrawal, under terms of the Agreement, becomes effective in four years. Many state and local government entities, however, have indicated that they intend to pursue GHG mitigation with a goal of achieving the GHG reductions in the United States anticipated by the Paris Agreement.

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

Some states and localities have indicated a desire to continue to pursue climate policies even in the absence of federal mandates. All of the steps that NSP-Wisconsin has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation or retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies. While those actions likely would have put NSP-Wisconsin in a good position to meet federal standards under the CPP or the Paris Agreement, repeal of these policies would not impact those state-endorsed actions and plans.

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

Our operations are affected by local, national and worldwide economic conditions. Growth in our customer base is correlated with economic conditions. While the number of customers is growing, sales growth is relatively modest due to an increased focus on energy efficiency including federal standards for appliance and lighting efficiency and distributed generation, primarily solar PV. Instability in the financial markets also may affect the cost of capital and our ability to raise capital, which is discussed in the capital market risk factor section above.

Economic conditions may be impacted by insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay timely, increase customer bankruptcies, and may lead to increased bad debt.

Further, worldwide economic activity has an impact on the demand for basic commodities needed for utility infrastructure, such as steel, copper, aluminum, etc., which may impact our ability to acquire sufficient supplies. We operate in a capital intensive industry, and federal policy on trade could significantly impact the costs of the materials we use. We may be at risk for higher than anticipated inflation both with respect to our own workforce, as well as our materials and labor that we contract for with others. There may be delays before these higher costs can be recovered in rates.

Our operations could be impacted by war, acts of terrorism, threats of terrorism or disruptions in normal operating conditions due to localized or regional events.

Our generation plants, fuel storage facilities, transmission and distribution facilities and information and control systems may be targets of terrorist activities. Any such disruption could impact operations or result in a decrease in revenues and additional costs to repair and insure our assets. These disruptions could have a material impact on our financial condition and results of operations. The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business. We have already incurred increased costs for security and capital expenditures in response to these risks. In addition, we may experience additional capital and operating costs to implement security for our plants, including our nuclear power plants under the NRC’s design basis threat requirements. We have also already incurred increased costs for compliance with NERC reliability standards associated with critical infrastructure protection. In addition, we may experience additional capital and operating costs to comply with the NERC critical infrastructure protection standards as they are implemented and clarified.

The insurance industry has also been affected by these events and the availability of insurance may decrease. In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business, as well as our brand and reputation. Because our generation, the transmission systems and local natural gas distribution companies are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility or an event (such as severe storm, severe temperature extremes, wildfires, solar storms, generator or transmission facility outage, breakdown or failure of equipment, pipeline rupture, railroad disruption, operator error, sudden and significant increase or decrease in wind generation or any disruption of work force such as may be caused by flu or other epidemic) within our operating systems or on a neighboring system. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our financial condition and results.

The degree to which we are able to maintain day-to-day operations in response to unforeseen events will in part determine the financial impact of certain events on our financial condition and results. It is difficult to predict the magnitude of such events and associated impacts.

A cyber incident or cyber security breach could have a material effect on our business.

We operate in an industry that requires the continued operation of sophisticated information technology and control systems and network infrastructure. In addition, we use our systems and infrastructure to create, collect, use, disclose, store, dispose of and otherwise process sensitive information, including company data, customer energy usage data, and personal information regarding customers, employees and their dependents, contractors and other individuals.

Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as the information processed in our systems (such as information about our customers, employees, operations, infrastructure and assets) could be affected by cyber security incidents, including those caused by human error. Our industry has begun to see an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States and individuals. Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations or exposing us to liability. Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third party service providers’ operations,  could also negatively impact our business.  Our supply chain for procurement of digital equipment may expose software or hardware to these risks and could result in a breach or significant costs of remediation.  In addition, such an event would likely receive regulatory scrutiny at both the federal and state level. We are unable to quantify the potential impact of cyber security threats or subsequent related actions.  These potential cyber security incidents and corresponding regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.

We maintain security measures designed to protect our information technology and control systems, network infrastructure and other assets. However, these assets and the information they process may be vulnerable to cyber security incidents, including the resulting disability, or failures of assets or unauthorized access to assets or information.  If our technology systems were to fail or be breached, or those of our third-party service providers, we may be unable to fulfill critical business functions, including effectively maintaining certain internal controls over financial reporting. We are unable to quantify the potential impact of cyber security incidents on our business, our brand, and our reputation. The cyber security threat is dynamic and evolves continually, and our efforts to prioritize network monitoring may not be effective given the constant changes to threat vulnerability.

Rising energy prices could negatively impact our business.

Although commodity prices are currently relatively low, if fuel costs increase, customer demand could decline and bad debt expense may rise, which could have a material impact on our results of operations. While we have fuel clause recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered.  Delays in the timing of the collection of fuel cost recoveries as compared with expenditures for fuel purchases could have an impact on our cash flows. Low fuel costs could have a positive impact on sales, though low oil and natural gas prices could negatively impact oil and gas production activities and subsequently our sales volumes and revenue. We are unable to predict future prices or the ultimate impact of such prices on our results of operations or cash flows.

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
We rely on third party contractors with specific qualifications to perform work both for ongoing operations and maintenance and for capital construction. We have contractual arrangements with these contractors which typically include performance standards, progress payments, insurance requirements and security for performance. Cyber security breaches seen in the news have at times exploited third party equipment or software in order to gain access. Poor vendor performance could impact on going operations, restoration operations, our reputation and could introduce financial risk or risks of fines.

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Virtually all of the utility plant property of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Electric Utility Generating Stations:
Station, Location and Unit	Fuel	Installed	Summer 2017 Net Dependable Capability (MW)
Steam:
Bay Front-Ashland, Wis., 3 Units	Coal/Wood/Natural Gas	1948-1956	56
French Island-La Crosse, Wis., 2 Units	Wood/Refuse-derived fuel	1940-1948	16	(a)
Combustion Turbine:
Flambeau Station-Park Falls, Wis., 1 Unit	Natural Gas	1969	—	(b)
French Island-La Crosse, Wis., 2 Units	Oil	1974	122
Wheaton-Eau Claire, Wis., 5 Units	Natural Gas/Oil	1973	238
Hydro:
Various locations, 63 Units	Hydro	Various	135
		Total	567

(a)	Refuse-derived fuel is made from municipal solid waste.

(b)	Flambeau Station was retired on Dec. 31. 2017.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2017:

Conductor Miles
345 KV	1,153
161 KV	1,656
115 KV	1,877
Less than 115 KV	32,600

NSP-Wisconsin had 203 electric utility transmission and distribution substations at Dec. 31, 2017.

Natural gas utility mains at Dec. 31, 2017:

Miles
Distribution	2,542

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

•
The most restrictive dividend limitation for NSP-Wisconsin is imposed by its state regulatory commission. NSP-Wisconsin cannot pay annual dividends in excess of approximately $53 million if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level of 51.5 percent, as calculated consistent with PSCW requirements. NSP-Wisconsin’s calendar year average equity-to-total capitalization ratio calculated on this basis was 53.1 percent at Dec. 31, 2017 and $19 million in retained earnings was not restricted.

See Note 4 to the consolidated financial statements for further discussion of NSP-Wisconsin’s dividend policy.

The dividends declared during 2017 and 2016 were as follows:

(Thousands of Dollars)	2017	2016
First quarter	$13,071	$12,529
Second quarter	28,840	10,563
Third quarter	11,397	14,687
Fourth quarter	15,480	10,729

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements, including the TCJA’s impact to NSP-Wisconsin and its customers, as well as assumptions and other statements identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions.  Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2017 (including risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K and Exhibit 99.01 hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability or cost of capital; and employee work force factors.

Results of Operations

NSP-Wisconsin’s net income was $79 million for 2017 compared with $69 million for 2016. The increase was driven by a rise in electric and natural gas rates, partially offset by additional depreciation expense related to continued transmission and distribution investments and higher O&M expenses.

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

(Millions of Dollars)	2017	2016
Electric revenues	$882	$850
Electric fuel and purchased power	(438)	(429)
Electric margin	$444	$421

The following tables summarize the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2017 vs. 2016
Retail rate increase	$13
Fuel and purchased power cost recovery	12
Interchange agreement billings with NSP-Minnesota	7
Retail sales growth	4
Estimated impact of weather	(3)
Other, net	(1)
Total increase in electric revenues	$32

Electric Margin

(Millions of Dollars)	2017 vs. 2016
Retail rate increase	$13
Interchange agreement billings with NSP-Minnesota	8
Retail sales growth	4
Estimated impact of weather	(3)
Other	1
Total increase in electric margin	$23

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

(Millions of Dollars)	2017	2016
Natural gas revenues	$122	$106
Cost of natural gas sold and transported	(62)	(54)
Natural gas margin	$60	$52

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the year ended Dec. 31:

Natural Gas Revenues

(Millions of Dollars)	2017 vs. 2016
Purchased natural gas adjustment clause recovery	$8
Retail rate increase	4
Retail sales growth	2
Other, net	2
Total increase in natural gas revenues	$16

Natural Gas Margin

(Millions of Dollars)	2017 vs. 2016
Retail rate increase	$4
Retail sales growth	2
Other, net	2
Total increase in natural gas margin	$8

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $11 million, or 5.4 percent, for 2017 compared with 2016.  The increase was primarily due to interchange agreement billings with NSP-Minnesota related to timing of transmission projects and higher employee benefits expense.

Depreciation and Amortization — Depreciation and amortization increased $13 million, or 13.1 percent, for 2017 compared with 2016. The increase was primarily attributable to capital investments.

Income Taxes — Income tax expense increased $1 million for 2017. The increase in income tax expense was primarily due to higher pretax earnings, partially offset by a tax benefit for adjustments attributable to the 2016 tax return filed in the third quarter of 2017. The ETR was 35.7 percent for 2017 compared with 38.3 percent for 2016. The lower ETR in 2017 is primarily due to the adjustments referenced above.

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

Commodity Price Risk — NSP-Wisconsin is exposed to commodity price risk in its electric and natural gas operations. Commodity price risk is managed by entering into short- and long-term physical purchase and sales contracts for natural gas used in distribution activities. Commodity price risk is also managed through the use of financial derivative instruments.  NSP-Wisconsin’s risk management policy allows it to manage commodity price risk within each rate-regulated operation per commission approved hedge plans.

Interest Rate Risk — NSP-Wisconsin is subject to the risk of fluctuating interest rates in the normal course of business.  NSP-Wisconsin’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At Dec. 31, 2017 and 2016, a 100 basis point change in the benchmark rate on NSP-Wisconsin’s variable rate debt would impact annual pretax interest expense by approximately $0.1 million and $0.6 million, respectively.  See Note 9 to the consolidated financial statements for a discussion of NSP-Wisconsin’s interest rate derivatives.

Credit Risk — NSP-Wisconsin is also exposed to credit risk.  Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations.  NSP-Wisconsin maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2017 and 2016, a 10 percent increase or decrease in commodity prices would have an immaterial impact on credit exposure.

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

In 2016, NSP-Wisconsin implemented the general ledger modules, as well as initiated deployment of work management systems modules, of a new enterprise resource planning system. NSP-Wisconsin implemented additional work management systems modules in2017. NSP-Wisconsin does not believe this implementation had an adverse effect on its internal control over financial reporting.

NSP-Wisconsin management assessed the effectiveness of NSP-Wisconsin’s internal control over financial reporting as of Dec. 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2017, NSP-Wisconsin’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ ROBERT C. FRENZEL
Ben Fowke	Robert C. Frenzel
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer
Feb. 23, 2018	Feb. 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Northern States Power Company, a Wisconsin corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company, a Wisconsin corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and common stockholder’s equity for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis of Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 23, 2017

We have served as the Company’s auditor since 2002.

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands)

	Year Ended Dec. 31
	2017	2016	2015
Operating revenues
Electric	$881,891	$849,946	$834,998
Natural gas	122,353	106,157	120,147
Other	1,207	1,130	1,396
Total operating revenues	1,005,451	957,233	956,541

Operating expenses
Electric fuel and purchased power, non-affiliates	16,197	15,574	10,795
Purchased power, affiliates	421,609	413,615	419,028
Cost of natural gas sold and transported	62,259	54,436	70,988
Operating and maintenance expenses	205,539	194,927	179,413
Conservation program expenses	12,572	12,645	11,695
Depreciation and amortization	111,216	98,294	91,245
Taxes (other than income taxes)	27,831	27,814	28,181
Loss on Monticello life cycle management/extended power uprate project	—	—	5,237
Total operating expenses	857,223	817,305	816,582

Operating income	148,228	139,928	139,959

Other income, net	833	461	883
Allowance for funds used during construction — equity	6,707	4,277	7,253

Interest charges and financing costs
Interest charges — includes other financing costs of $1,855, $1,854, and $1,738, respectively	35,040	34,452	32,731
Allowance for funds used during construction — debt	(2,860)	(1,823)	(3,510)
Total interest charges and financing costs	32,180	32,629	29,221

Income before income taxes	123,588	112,037	118,874
Income taxes	44,172	42,902	44,238
Net income	$79,416	$69,135	$74,636

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended Dec. 31
	2017	2016	2015
Net income	$79,416	$69,135	$74,636

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $50 and $51, and $51, respectively.	76	76	76
Other comprehensive income	76	76	76
Comprehensive income	$79,492	$69,211	$74,712

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended Dec. 31
	2017	2016	2015
Operating activities
Net income	$79,416	$69,135	$74,636
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	112,750	99,824	92,656
Deferred income taxes	45,557	37,368	45,833
Amortization of investment tax credits	(523)	(523)	(528)
Allowance for equity funds used during construction	(6,707)	(4,277)	(7,253)
Loss on Monticello life cycle management/extended power uprate project	—	—	5,237
Provision for bad debts	4,105	3,730	3,947
Net derivative losses	128	160	482
Other	(1,823)	(623)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,948)	(1,383)	71
Accrued unbilled revenues	(6,370)	(5,940)	5,869
Inventories	552	3,250	3,126
Other current assets	922	(1,191)	7,135
Accounts payable	9,025	10,632	(7,626)
Net regulatory assets and liabilities	(31,223)	(18,601)	(27,114)
Other current liabilities	(2,215)	14,036	5,147
Pension and other employee benefit obligations	(8,558)	(6,197)	(3,177)
Change in other noncurrent assets	583	(718)	209
Change in other noncurrent liabilities	(5,934)	2,050	716
Net cash provided by operating activities	179,737	200,732	199,366

Investing activities
Utility capital/construction expenditures	(218,801)	(204,427)	(251,797)
Allowance for equity funds used during construction	6,707	4,277	7,253
Other, net	(49)	1,198	(224)
Net cash used in investing activities	(212,143)	(198,952)	(244,768)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(49,000)	50,000	(68,000)
Proceeds from issuance of long-term debt	97,455	—	97,969
Repayments of long-term debt	(77)	(93)	(87)
Capital contributions from parent	47,992	1,935	69,243
Dividends paid to parent	(64,037)	(53,100)	(53,929)
Other, net	(70)	(55)	—
Net cash provided by (used in) financing activities	32,263	(1,313)	45,196

Net change in cash and cash equivalents	(143)	467	(206)
Cash and cash equivalents at beginning of period	1,546	1,079	1,285
Cash and cash equivalents at end of period	$1,403	$1,546	$1,079

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(30,907)	$(30,878)	$(27,491)
Cash (paid) received for income taxes, net	(5,046)	5,873	5,762
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$27,753	$16,172	$16,729
See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Dec. 31
	2017	2016
Assets
Current assets
Cash and cash equivalents	$1,403	$1,546
Accounts receivable, net	63,200	54,031
Accrued unbilled revenues	60,008	53,638
Other receivables	15,144	657
Inventories	17,758	18,309
Regulatory assets	23,113	18,162
Prepaid taxes	23,606	25,915
Prepayments	3,450	3,128
Total current assets	207,682	175,386

Property, plant and equipment, net	2,088,728	1,947,637

Other assets
Regulatory assets	282,217	286,188
Other investments	2,892	2,844
Other	201	785
Total other assets	285,310	289,817
Total assets	$2,581,720	$2,412,840

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$151,080	$1,123
Short-term debt	11,000	60,000
Notes payable to affiliates	500	500
Accounts payable	58,365	41,068
Accounts payable to affiliates	29,628	29,037
Dividends payable to parent	15,481	10,729
Regulatory liabilities	20,712	17,428
Environmental liabilities	10,469	41,438
Accrued interest	8,025	8,012
Other	34,474	26,484
Total current liabilities	339,734	235,819

Deferred credits and other liabilities
Deferred income taxes	256,687	430,593
Deferred investment tax credits	7,514	8,037
Regulatory liabilities	386,807	148,189
Environmental liabilities	19,190	23,003
Customer advances	16,325	19,425
Pension and employee benefit obligations	50,027	55,164
Other	18,747	18,814
Total deferred credits and other liabilities	755,297	703,225

Commitments and contingencies
Capitalization
Long-term debt	610,100	661,946
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Dec. 31, 2017 and 2016, respectively	93,300	93,300
Additional paid in capital	449,350	395,315
Retained earnings	334,008	323,368
Accumulated other comprehensive loss	(69)	(133)
Total common stockholder’s equity	876,589	811,850
Total liabilities and equity	$2,581,720	$2,412,840

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2014	933,000	$93,300	$322,276	$282,398	$(285)	$697,689
Net income				74,636		74,636
Other comprehensive income					76	76
Common dividends declared to parent				(54,293)		(54,293)
Contribution of capital by parent			72,277			72,277
Balance at Dec. 31, 2015	933,000	$93,300	$394,553	$302,741	$(209)	$790,385
Net income				69,135		69,135
Other comprehensive income					76	76
Common dividends declared to parent				(48,508)		(48,508)
Contribution of capital by parent			762			762
Balance at Dec. 31, 2016	933,000	$93,300	$395,315	$323,368	$(133)	$811,850
Net income				79,416		79,416
Other comprehensive income					76	76
Common dividends declared to parent				(68,788)		(68,788)
Contribution of capital by parent			54,035			54,035
Adoption of ASU No. 2018-02				12	(12)	—
Balance at Dec. 31, 2017	933,000	$93,300	$449,350	$334,008	$(69)	$876,589

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(amounts in thousands, except share and per share data)

	Dec. 31
	2017	2016
Long-Term Debt
First Mortgage Bonds, Series due:
Oct. 1, 2018, 5.25%	$150,000	$150,000
June 15, 2024, 3.3%	200,000	200,000
Sept. 1, 2038, 6.375%	200,000	200,000
Oct. 1, 2042, 3.7%	100,000	100,000
Dec. 1, 2047, 3.75%	100,000	—
City of La Crosse Resource Recovery Bond, Series due Nov. 1, 2021, 6% (a)	18,600	18,600
Other	1,954	2,031
Unamortized discount	(2,869)	(2,865)
Unamortized debt expense	(6,505)	(4,697)
Total	761,180	663,069
Less current maturities	151,080	1,123
Total long-term debt	$610,100	$661,946

Common Stockholder’s Equity
Common stock — 1,000,000 shares authorized of $100 par value;
933,000 shares outstanding at Dec. 31, 2017 and 2016, respectively	$93,300	$93,300
Additional paid in capital	449,350	395,315
Retained earnings	334,008	323,368
Accumulated other comprehensive loss	(69)	(133)
Total common stockholder’s equity	$876,589	$811,850

(a)	Resource recovery financing

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

NSP-Wisconsin has various rate-adjustment mechanisms in place that provide for the recovery of purchased natural gas, electric fuel and purchased energy costs.  These cost-adjustment tariffs may increase or decrease the level of revenue collected from customers and are revised periodically, for differences between the total amount collected under the clauses and the costs incurred.  When applicable, under governing regulatory commission rate orders, fuel cost over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as regulatory assets. Under Wisconsin rules, NSP-Wisconsin must submit a forward looking fuel cost plan annually for approval by the PSCW. The rules also allow for deferral of any under-recovery or over-recovery of fuel costs in excess of a two percent annual tolerance band, for future rate recovery or refund, subject to PSCW approval.

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

NSP-Wisconsin records depreciation expense related to its plant using the straight-line method over the plant’s useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review.  Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation.  Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.4, 3.3 and 3.4 percent for the years ended Dec. 31, 2017, 2016 and 2015, respectively.

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

Income Taxes — NSP-Wisconsin accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. NSP-Wisconsin defers income taxes for all temporary differences between pretax financial and taxable income, and between the book and tax bases of assets and liabilities.  NSP-Wisconsin uses the tax rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

The effects of NSP-Wisconsin’s tax rate changes are generally subject to a normalization method of accounting. Therefore, the revaluation of most its net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability which will be refundable to utility customers over the remaining life of the related assets. A tax rate increase would result in the establishment of a similar regulatory asset. Due to the effects of past regulatory practices, when deferred taxes were not required to be recorded due to the use of flow through accounting for ratemaking purposes, the reversal of some temporary differences are accounted for as current income tax expense. Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize it over the book depreciable lives of the related property. The requirement to defer and amortize tax credits only applies to federal ITCs related to public utility property. Utility rate regulation also has resulted in the recognition of certain regulatory assets and liabilities related to income taxes, which are summarized in Note 12.

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

Fair Value Measurements — NSP-Wisconsin presents cash equivalents, interest rate derivatives and commodity derivatives at estimated fair values in its consolidated financial statements.  Cash equivalents are recorded at cost plus accrued interest; money market funds are measured using quoted NAVs.  For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used as a primary input to establish fair value.  For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract.  In the absence of a quoted price for an identical contract in an active market, NSP-Wisconsin may use quoted prices for similar contracts, or internally prepared valuation models to determine fair value. For the pension and postretirement plan assets published trading data and pricing models, generally using the most observable inputs available, are utilized to estimate fair value for each security. See Notes 7 and 9 for further discussion.

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

Recently Issued

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. As the appropriate timing of recognition of revenue from contracts with customers in our regulated operations continues to generally be based on the delivery of electricity and natural gas, NSP-Wisconsin’s adoption will primarily result in increased disclosures regarding sources of revenues, including alternative revenue programs. The guidance is effective for interim and annual periods beginning after Dec. 15, 2017. NSP-Wisconsin is implementing the standard on a modified retrospective basis, which requires application to contracts with customers effective Jan. 1, 2018.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminates the available-for-sale classification for marketable equity securities and also replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. Under the new standard, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance is effective for interim and annual reporting periods beginning after Dec. 15, 2017. The overall impacts of the Jan. 1, 2018 adoption will not be material.

Leases — In February 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which, for lessees, requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. NSP-Wisconsin has not yet fully determined the impacts of implementation. However, adoption is expected to occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard and proposed in Targeted Improvements, Topic 842 (Proposed ASU 2018-200). As such, agreements entered prior to Jan. 1, 2019 that are currently considered leases are expected to be recognized on the consolidated balance sheet, including contracts for use of office space, equipment and natural gas storage assets, as well as certain purchased power agreements (PPAs) for natural gas-fueled generating facilities. NSP-Wisconsin expects that similar agreements entered after Dec. 31, 2018 will generally qualify as leases under the new standard.

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. As a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the historical ratemaking treatment and the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. This guidance is effective for interim and annual reporting periods beginning after Dec. 15, 2017.

Recently Adopted

Accounting for the TCJA — In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), to supplement the accounting requirements of ASC Topic 740 Income Taxes (ASC Topic 740) as it relates to assessing and recognizing the impacts of the TCJA in the period of enactment. SAB 118 allows an entity to recognize provisional amounts in its financial statements in circumstances in which the entity’s assessment is incomplete, but for which a reasonable estimate can be made. Provisional amounts recognized are subject to adjustment for up to one year from the enactment date. For further details, see Note 6 to the consolidated financial statements.

Reporting Comprehensive Income — In February 2018, the FASB issued Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, Topic 220 (ASU No. 2018-02), which addresses the stranded amounts of accumulated OCI which may result from enactment of a new tax law. Though accumulated OCI is presented on a net-of-tax basis, ASC Topic 740 requires that the effects of new tax laws on items in accumulated OCI be recognized without a corresponding adjustment to accumulated OCI, and instead recorded to income tax expense. ASU No. 2018-02 permits stranded amounts of accumulated OCI specifically resulting from the TCJA to be removed from accumulated OCI and reclassified to retained earnings, if elected. NSP-Wisconsin adopted the guidance in the fourth quarter of 2017, and elected to recognize an immaterial increase to accumulated other comprehensive loss and retained earnings in the consolidated financial statements for the year ended Dec. 31, 2017, related to a revaluation of deferred income tax assets and liabilities for items in accumulated other comprehensive loss, at the TCJA federal tax rate.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2017	Dec. 31, 2016
Accounts receivable, net (a)
Accounts receivable	$68,073	$58,896
Less allowance for bad debts	(4,873)	(4,865)
	$63,200	$54,031

(a)	Accounts receivable, net includes $3.4 million and an immaterial amount due from affiliates for 2017 and 2016, respectively.

(Thousands of Dollars)	Dec. 31, 2017	Dec. 31, 2016
Inventories
Materials and supplies	$6,916	$6,582
Fuel	3,866	4,743
Natural gas	6,976	6,984
	$17,758	$18,309

(Thousands of Dollars)	Dec. 31, 2017	Dec. 31, 2016
Property, plant and equipment, net
Electric plant	$2,602,671	$2,499,401
Natural gas plant	326,723	294,986
Common and other property	181,105	156,316
CWIP	148,770	118,822
Total property, plant and equipment	3,259,269	3,069,525
Less accumulated depreciation	(1,170,541)	(1,121,888)
	$2,088,728	$1,947,637

4.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2017
Borrowing limit	$150
Amount outstanding at period end	11
Average amount outstanding	70
Maximum amount outstanding	129
Weighted average interest rate, computed on a daily basis	1.38%
Weighted average interest rate at period end	1.73

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2017	Twelve Months Ended Dec. 31, 2016	Twelve Months Ended Dec. 31, 2015
Borrowing limit	$150	$150	$150
Amount outstanding at period end	11	60	10
Average amount outstanding	52	15	39
Maximum amount outstanding	129	64	122
Weighted average interest rate, computed on a daily basis	1.23%	0.69%	0.44%
Weighted average interest rate at period end	1.73	0.95	0.70

Letters of Credit — NSP-Wisconsin may use letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At Dec. 31, 2017 and 2016, there were no letters of credit outstanding.

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

NSP-Wisconsin has the right to request an extension of the June 2021 termination date for an additional one-year period. The extension requests are subject to majority bank group approval.

Other features of NSP-Wisconsin’s credit facility include:

•
The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65 percent. NSP-Wisconsin was in compliance as its debt-to-total capitalization ratio was 47 percent at both Dec. 31, 2017 and 2016. If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides NSP-Wisconsin will be in default on its borrowings under the facility if NSP-Wisconsin or any of its subsidiaries whose total assets exceed 15 percent of NSP-Wisconsin’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•	NSP-Wisconsin was in compliance with all financial covenants on its debt agreements as of Dec. 31, 2017 and 2016.

At Dec. 31, 2017, NSP-Wisconsin had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$150	$11	$139

(a)	This credit facility matures in June 2021.

(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  NSP-Wisconsin had no direct advances on the credit facility outstanding at Dec. 31, 2017 and 2016.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	Dec. 31, 2017	Dec. 31, 2016
Notes payable to affiliates	$0.5	$0.5
Weighted average interest rate	1.73%	0.95%

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

In 2017, NSP-Wisconsin issued $100 million of 3.75 percent first mortgage bonds due Dec. 1, 2047.

During the next five years, NSP-Wisconsin has long-term debt maturities of approximately $151 million, $19 million and $1 million due in 2018, 2021 and 2022, respectively.

Deferred Financing Costs — Deferred financing costs of approximately $7 million and $5 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2017 and 2016, respectively.  NSP-Wisconsin is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend Restrictions — NSP-Wisconsin’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

The most restrictive dividend limitation for NSP-Wisconsin is imposed by its state regulatory commission.  NSP-Wisconsin cannot pay annual dividends in excess of approximately $53 million if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level as calculated consistent with PSCW requirements. NSP-Wisconsin’s calendar year average equity-to-total capitalization ratio calculated on this basis was 53.1 percent at Dec. 31, 2017 and $19 million in retained earnings was not restricted. NSP-Wisconsin’s authorized equity ratio was 52.5 percent for 2016 and 2017, but will be 51.5 percent for 2018.

5.	Joint Ownership of Transmission Facilities

Following are the investments by NSP-Wisconsin in jointly owned transmission facilities and the related ownership percentages as of Dec. 31, 2017:

(Thousands of Dollars)	Plant in Service	Accumulated Depreciation	CWIP	Ownership %
Electric Transmission:
CapX2020 Transmission	$162,108	$12,205	$103,144	81%
La Crosse, Wis. to Madison, Wis.	—	—	101,546	37
Total	$162,108	$12,205	$204,690

NSP-Wisconsin’s share of operating expenses and construction expenditures are included in the applicable utility accounts. Each of the respective owners is responsible for providing its own financing.

6.	Income Taxes

Federal Tax Reform — In December 2017, the TCJA was signed into law. While the legislation will require interpretations and regulations to be issued by the IRS, the key provisions impacting Xcel Energy (which includes NSP-Wisconsin) generally beginning in 2018, include:

•	Corporate federal tax rate reduction from 35 percent to 21 percent;

•	Normalization of resulting plant-related excess deferred taxes;

•	Elimination of the corporate alternative minimum tax;

•	Continued interest expense deductibility and discontinued bonus depreciation for regulated public utilities;

•	Limitations on certain executive compensation deductions;

•	Limitations on certain deductions for NOLs arising after Dec. 31, 2017 (limited to 80 percent of taxable income);

•	Repeal of the section 199 manufacturing deduction; and

•	Reduced deductions for meals and entertainment as well as state and local lobbying.

Entities are required under ASC Topic 740 to recognize the accounting impacts of a tax law change, including the impacts of a change in tax rates on deferred tax assets and liabilities, in the period including the date of the tax law enactment. The SEC staff issued guidance in SAB 118 that supplements the accounting requirements of ASC Topic 740 if elements of the TCJA assessment are not complete, and provides for up to a one year period to finalize the required accounting. Xcel Energy has estimated the effects of the TCJA, which have been reflected in the Dec. 31, 2017 consolidated financial statements. Issuance of U.S. Treasury regulations interpreting the TCJA, other U.S. Treasury and IRS guidance or interpretations of the application of ASC Topic 740 may result in changes to these estimates.

Overall for Xcel Energy, reductions in deferred tax assets and liabilities due to the reduction in corporate federal tax rates result in a net tax benefit. However, as a result of IRS requirements and past regulatory treatment of deferred taxes in the determination of regulated rates of the utility subsidiaries, including deferred taxes related to regulated plant and certain other deferred tax assets and liabilities, the impact was primarily recognized as a regulatory liability refundable to utility customers.

The fourth quarter 2017 estimated accounting impacts of the December 2017 enactment of the new tax law at NSP-Wisconsin included:

•
$149 million ($210 million grossed-up for tax) of reclassifications of plant-related excess deferred taxes to regulatory liabilities upon valuation at the new 21 percent federal rate. The regulatory liabilities will be amortized consistent with IRS normalization requirements, resulting in customer refunds over the average remaining life of the related property;

•
$23 million and $41 million of reclassifications (grossed-up for tax) of excess deferred taxes for non-plant related deferred tax assets and liabilities, respectively, to regulatory assets and liabilities;

•
An immaterial income tax benefit related to the federal tax reform implementation, and a $1 million reduction to net income related to the allocation of Xcel Energy Services Inc.’s tax rate change on its deferred taxes.

Xcel Energy has accounted for the state tax impacts of federal tax reform based on currently enacted state tax laws. Any future state tax law changes related to the TCJA will be accounted for in the periods state laws are enacted.

Consolidated Appropriations Act, 2016 — In December 2015, the Consolidated Appropriations Act, 2016 (Act) was signed into law. The Act provided for the following:

•	Immediate expensing, or “bonus depreciation,” of 50 percent for property placed in service in 2015, 2016, and 2017;

•
PTCs at 100 percent of the applicable rate for wind energy projects that begin construction by the end of 2016; 80 percent of the credit rate for projects that begin construction in 2017; 60 percent of the credit rate for projects that begin construction in 2018; and 40 percent of the credit rate for projects that begin construction in 2019. The wind energy PTC was not extended for projects that begin construction after 2019;

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

Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statutes of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2011	June 2018
2012 - 2013	October 2018
2014	September 2018
2015	September 2019
2016	September 2020

In 2012, the IRS commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. The IRS proposed an adjustment to the federal tax loss carryback claims that would have resulted in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (“Appeals”). In the third quarter of 2017, Xcel Energy and Appeals reached an agreement and the benefit related to the agreed upon portions was recognized. NSP-Wisconsin did not accrue any income tax benefit related to this adjustment. As of Dec. 31, 2017, the case has been forwarded to the Joint Committee on Taxation.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. After evaluating the proposed adjustment, Xcel Energy filed a protest with the IRS. Xcel Energy anticipates the issue will be forwarded to Appeals. As of Dec, 31, 2017, Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is uncertain.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2017, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2012. In 2016, the state of Wisconsin began an audit of years 2012 and 2013. As of Dec. 31, 2017, Wisconsin had not proposed any material adjustments, and there were no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Dec. 31, 2017	Dec. 31, 2016
Unrecognized tax benefit — Permanent tax positions	$1.4	$0.4
Unrecognized tax benefit — Temporary tax positions	1.0	4.9
Total unrecognized tax benefit	$2.4	$5.3

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2017	2016	2015
Balance at Jan. 1	$5.3	$4.5	$3.0
Additions based on tax positions related to the current year	0.4	0.5	1.9
Reductions based on tax positions related to the current year	(0.3)	—	(0.3)
Additions for tax positions of prior years	1.3	0.5	0.8
Reductions for tax positions of prior years	(4.3)	(0.2)	(0.9)
Balance at Dec. 31	$2.4	$5.3	$4.5

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Dec. 31, 2017	Dec. 31, 2016
NOL and tax credit carryforwards	$(1.9)	$(1.2)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals progresses and audit resumes, the Wisconsin audit progresses, and other state audits resume. As the IRS Appeals and Wisconsin audit progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $1 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at Dec. 31, 2017, 2016 and 2015 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2017, 2016 or 2015.

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2017	2016
Federal NOL carryforward	$58	$97
Federal tax credit carryforwards	4	4
State NOL carryforward	5	3

The federal carryforward periods expire between 2021 and 2037.  The state carryforward periods expire between 2021 and 2032.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences for the years ending Dec. 31:

	2017	2016 (b)	2015 (b)
Federal statutory rate	35.0%	35.0%	35.0%
State income tax on pretax income, net of federal tax effect	5.1%	5.1%	5.1%
Increases (decreases) in tax from:
Adjustments attributable to tax returns	(2.3)	(0.3)	(0.4)
Regulatory differences - effects of rate changes (a)	(0.1)	(0.2)	(0.2)
Regulatory differences - other utility plant items	(1.7)	(0.6)	(1.8)
Tax credits recognized, net of federal income tax expense	(1.0)	(0.7)	(0.7)
Change in unrecognized tax benefits	0.8	0.1	0.1
Other, net	(0.1)	(0.1)	0.1
Effective income tax rate	35.7%	38.3%	37.2%

(a)	The amortization of excess deferred taxes.

(b)	The prior periods included in this footnote have been reclassified to conform to current year presentation.

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2017	2016	2015
Current federal tax expense (benefit)	$2,765	$5,367	$(4,715)
Current state tax (benefit) expense	(1)	131	2,150
Current change in unrecognized tax (benefit) expense	(3,626)	559	1,498
Deferred federal tax expense	32,919	29,588	40,580
Deferred state tax expense	7,972	8,212	6,675
Deferred change in unrecognized tax expense (benefit)	4,666	(432)	(1,422)
Deferred investment tax credits	(523)	(523)	(528)
Total income tax expense	$44,172	$42,902	$44,238

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2017	2016	2015
Deferred tax (benefit) expense excluding items below	$(173,906)	$39,530	$51,084
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	219,514	(2,112)	(5,200)
Tax expense allocated to other comprehensive income, net of adoption of ASU No. 2018-02, and other	(51)	(50)	(51)
Deferred tax expense	$45,557	$37,368	$45,833

The components of the net deferred tax liability at Dec. 31 were as follows:

(Thousands of Dollars)	2017	2016 (a)
Deferred tax liabilities:
Difference between book and tax bases of property	$270,425	$412,071
Regulatory assets	58,436	63,825
Pension expense	14,245	21,575
Other	6,855	9,666
Total deferred tax liabilities	$349,961	$507,137
Deferred tax assets:
Regulatory liabilities	$55,768	$(5,788)
NOL carryforward	12,606	35,216
Environmental remediation	8,068	25,842
Tax credit carryforward	4,644	3,704
Other employee benefits	3,868	6,132
Deferred investment tax credits	3,175	4,996
Other	5,145	6,442
Total deferred tax assets	$93,274	$76,544
Net deferred tax liability	$256,687	$430,593

(a)	The prior period included in this footnote has been reclassified to conform to current year presentation.

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

Xcel Energy, which includes NSP-Wisconsin, offers various benefit plans to its employees. Approximately 71 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2017, NSP-Wisconsin had 383 bargaining employees covered under a collective-bargaining agreement, which expires in December 2019.

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

In addition to the qualified pension plans, Xcel Energy maintains a supplemental executive retirement plan (SERP) and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides unfunded, nonqualified benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions attributable to NSP-Wisconsin funded by NSP-Wisconsin’s consolidated operating cash flows. The total obligations of the SERP and nonqualified plan as of Dec. 31, 2017 and 2016 were $37 million and $44 million, respectively, of which $1 million was attributable to NSP-Wisconsin in both 2017 and 2016. In 2017 and 2016, Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $5 million and $8 million, respectively, of which amounts attributable to NSP-Wisconsin were immaterial.

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

•	Investment returns in 2017 were above the assumed level of 7.10 percent;

•	Investment returns in 2016 were below the assumed level of 7.10 percent;

•	Investment returns in 2015 were below the assumed level of 7.25 percent; and

•	In 2018, NSP-Wisconsin’s expected investment-return assumption is 7.10 percent.

The assets are invested in a portfolio according to Xcel Energy Inc.’s and NSP-Wisconsin’s return, liquidity and diversification objectives to provide funding for plan obligations and minimize contributions to the plan, within appropriate levels of risk. The principal mechanism for achieving these objectives is the projected asset allocation given the long-term risk, return, and liquidity characteristics of each particular asset class. There were no significant concentrations of risk in any particular industry, index, or entity. Market volatility can impact even well-diversified portfolios and significantly affect the return levels achieved by pension assets in any year.

The following table presents the target pension asset allocations for NSP-Wisconsin at Dec. 31 for the upcoming year:

	2017	2016
Domestic and international equity securities	38%	40%
Long-duration fixed income and interest rate swap securities	23	23
Short-to-intermediate fixed income securities	21	16
Alternative investments	16	19
Cash	2	2
Total	100%	100%

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

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, NSP-Wisconsin’s pension plan assets that are measured at fair value as of Dec. 31, 2017 and 2016:

	Dec. 31, 2017
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$8,091	$—	$—	$—	$8,091
Commingled funds:
U.S. equity funds	21,850	—	—	—	21,850
Non U.S. equity funds	3,900	—	—	8,479	12,379
U.S. corporate bond funds	14,035	—	—	—	14,035
Emerging market equity funds	—	—	—	13,381	13,381
Emerging market debt funds	3,198	—	—	7,079	10,277
Private equity investments	—	—	—	3,583	3,583
Real estate	—	—	—	8,309	8,309
Other commingled funds	206	—	—	4,965	5,171
Debt securities:
Government securities	—	12,167	—	—	12,167
U.S. corporate bonds	—	10,178	—	—	10,178
Non U.S. corporate bonds	—	1,730	—	—	1,730
Equity securities:
U.S. equities	4,863	—	—	—	4,863
Other	(1,334)	149	—	23	(1,162)
Total	$54,809	$24,224	$—	$45,819	$124,852

	Dec. 31, 2016
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$3,939	$—	$—	$—	$3,939
Commingled funds:
U.S. equity funds	21,415	—	—	—	21,415
Non U.S. equity funds	7,406	—	—	8,942	16,348
U.S. corporate bond funds	10,581	—	—	—	10,581
Emerging market equity funds	—	—	—	8,577	8,577
Emerging market debt funds	3,519	—	—	3,787	7,306
Commodity funds	—	—	—	889	889
Private equity investments	—	—	—	4,652	4,652
Real estate	—	—	—	8,108	8,108
Other commingled funds	—	—	—	8,752	8,752
Debt securities:
Government securities	—	12,773	—	—	12,773
U.S. corporate bonds	—	9,432	—	—	9,432
Non U.S. corporate bonds	—	1,514	—	—	1,514
Mortgage-backed securities	—	254	—	—	254
Asset-backed securities	—	120	—	—	120
Equity securities:
U.S. equities	4,219	—	—	—	4,219
Other	—	97	—	—	97
Total	$51,079	$24,190	$—	$43,707	$118,976

There were no assets transferred in or out of Level 3 for the years ended Dec. 31, 2017, 2016 or 2015.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for NSP-Wisconsin is presented in the following table:

(Thousands of Dollars)	2017	2016
Accumulated Benefit Obligation at Dec. 31	$145,387	$146,448

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$157,457	$152,545
Service cost	4,618	4,417
Interest cost	6,218	6,816
Plan amendments	(713)	305
Actuarial loss	6,499	7,315
Benefit payments (a)	(17,331)	(13,941)
Obligation at Dec. 31	$156,748	$157,457

(Thousands of Dollars)	2017	2016
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$118,976	$119,314
Actual return on plan assets	13,923	6,163
Employer contributions	9,284	7,440
Benefit payments (a)	(17,331)	(13,941)
Fair value of plan assets at Dec. 31	$124,852	$118,976

(Thousands of Dollars)	2017	2016
Funded Status of Plans at Dec. 31:
Funded status (b)	$(31,896)	$(38,481)

(a)	2017 amount includes approximately $13 million of lump-sum benefit payments used in the determination of a settlement charge.

(b)	Amounts are recognized in noncurrent liabilities on NSP-Wisconsin’s consolidated balance sheets.

(Thousands of Dollars)	2017	2016
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$80,429	$91,531
Prior service (credit) cost	(346)	750
Total	$80,083	$92,281

(Thousands of Dollars)	2017	2016
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$5,548	$5,972
Noncurrent regulatory assets	74,535	86,309
Total	$80,083	$92,281

Measurement date	Dec. 31, 2017	Dec. 31, 2016

	2017	2016
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	3.63%	4.13%
Expected average long-term increase in compensation level	3.75	3.75
Mortality table	RP 2014	RP 2014

Mortality — In 2014, the Society of Actuaries published a new mortality table (RP-2014) that increased the overall life expectancy of males and females. In 2014, NSP-Wisconsin adopted this mortality table, with modifications, based on its population and specific experience. During 2017, a new projection table was released (MP-2017). NSP-Wisconsin evaluated the updated projection table and concluded that the methodology currently in use and adopted in 2016 is consistent with the recently updated 2017 table and continues to be representative of NSP-Wisconsin’s population.

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. Required contributions were made in 2015 through 2018 to meet minimum funding requirements.

Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:

•	$150 million in January 2018, of which $10 million was attributable to NSP-Wisconsin;

•	$162 million in 2017, of which $9 million was attributable to NSP-Wisconsin;

•	$125 million in 2016, of which $7 million was attributable to NSP-Wisconsin; and

•	$90 million in 2015, of which $5 million was attributable to NSP-Wisconsin.

For future years, Xcel Energy and NSP-Wisconsin anticipate contributions will be made as necessary.

Plan Amendments — Xcel Energy, which includes NSP-Wisconsin, amended the Xcel Energy Pension Plan in 2017 to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.  In 2016, the Xcel Energy Pension Plan was amended to change the discount rate basis for lump-sum conversion to annuity participants and annuity conversion to lump-sum participants.

Benefit Costs — The components of NSP-Wisconsin’s net periodic pension cost were:

(Thousands of Dollars)	2017	2016	2015
Service cost	$4,618	$4,417	$4,759
Interest cost	6,218	6,816	6,520
Expected return on plan assets	(9,180)	(9,157)	(9,483)
Amortization of prior service cost	138	111	111
Amortization of net loss	5,846	5,392	6,804
Settlement charge (a)	7,107	—	—
Net periodic pension cost	14,747	7,579	8,711
Costs not recognized due to effects of regulation	(4,176)	—	—
Net benefit cost recognized for financial reporting	$10,571	$7,579	$8,711

(a)
A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the fourth quarter of 2017 as a result of lump-sum distributions during the 2017 plan year, NSP-Wisconsin recorded a total pension settlement charge of $7 million, the majority of which was not recognized due to the effects of regulation. A total of $2 million of that amount was recorded in O&M expenses in the fourth quarter of 2017.

	2017	2016	2015
Significant Assumptions Used to Measure Costs:
Discount rate	4.13%	4.66%	4.11%
Expected average long-term increase in compensation level	3.75	4.00	3.75
Expected average long-term rate of return on assets	7.10	7.10	7.25

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy Inc., costs are allocated to NSP-Wisconsin based on Xcel Energy Services Inc. employees’ labor costs. The amount allocated to NSP-Wisconsin was $3 million, $2 million and $2 million in 2017, 2016 and 2015, respectively. Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2018 pension cost calculations is 7.10 percent. The cost calculation uses a market-related valuation of pension assets. Xcel Energy, including NSP-Wisconsin, uses a calculated value method to determine the market-related value of the plan assets. The market-related value begins with the fair market value of assets as of the beginning of the year. The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year. As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Defined Contribution Plans

Xcel Energy, which includes NSP-Wisconsin, maintains 401(k) and other defined contribution plans that cover substantially all employees. The expense to these plans for NSP-Wisconsin was approximately $1 million in 2017, 2016 and 2015.

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

The following table presents the target postretirement asset allocations for Xcel Energy Inc. and NSP-Wisconsin at Dec. 31 for the upcoming year:

	2017	2016
Domestic and international equity securities	24%	25%
Short-to-intermediate fixed income securities	60	57
Alternative investments	9	13
Cash	7	5
Total	100%	100%

Xcel Energy Inc. and NSP-Wisconsin base investment-return assumptions for the postretirement health care fund assets on expected long-term performance for each of the investment types included in the asset portfolio. Assumptions and target allocations are determined at the master trust level. The investment mix at each of Xcel Energy Inc.’s utility subsidiaries may vary from the investment mix of the total asset portfolio. The assets are invested in a portfolio according to Xcel Energy Inc.’s and NSP-Wisconsin’s return, liquidity and diversification objectives to provide a source of funding for plan obligations and minimize contributions to the plan, within appropriate levels of risk. The principal mechanism for achieving these objectives is the projected asset allocation given the long-term risk, return, correlation and liquidity characteristics of each particular asset class. There were no significant concentrations of risk in any particular industry, index, or entity. Market volatility is not considered to be a material factor in postretirement health care costs.

The following tables present, for each of the fair value hierarchy levels, NSP-Wisconsin’s proportionate allocation of the total postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2017 and 2016:

	Dec. 31, 2017
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$68	$—	$—	$—	$68
Insurance contracts	—	115	—	—	115
Commingled funds:
U.S. equity funds	172	—	—	—	172
U.S fixed income funds	79	—	—	—	79
Emerging market debt funds	94	—	—	—	94
Debt securities:
Government securities	—	134	—	—	134
U.S. corporate bonds	—	147	—	—	147
Non U.S. corporate bonds	—	50	—	—	50
Asset-backed securities	—	54	—	—	54
Mortgage-backed securities	—	80	—	—	80
Equity securities:
Non U.S. equities	82	—	—	—	82
Other	—	3	—	—	3
Total	$495	$583	$—	$—	$1,078

	Dec. 31, 2016
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$25	$—	$—	$—	$25
Insurance contracts	—	58	—	—	58
Commingled funds:
U.S. equity funds	67	—	—	—	67
U.S fixed income funds	33	—	—	—	33
Emerging market debt funds	38	—	—	—	38
Other commingled funds	—	—	—	67	67
Debt securities:
Government securities	—	46	—	—	46
U.S. corporate bonds	—	77	—	—	77
Non U.S. corporate bonds	—	21	—	—	21
Asset-backed securities	—	23	—	—	23
Mortgage-backed securities	—	36	—	—	36
Equity securities:
Non U.S. equities	50	—	—	—	50
Other	—	2	—	—	2
Total	$213	$263	$—	$67	$543

There were no assets transferred in or out of Level 3 for the years ended Dec. 31, 2017, 2016 and 2015.

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for NSP-Wisconsin is presented in the following table:

(Thousands of Dollars)	2017	2016
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$14,973	$14,718
Service cost	29	24
Interest cost	590	651
Medicare subsidy reimbursements	—	7
Plan participants’ contributions	71	87
Actuarial loss	2,069	775
Benefit payments	(1,368)	(1,289)
Obligation at Dec. 31	$16,364	$14,973

(Thousands of Dollars)	2017	2016
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$543	$418
Actual loss on plan assets	(6)	(12)
Plan participants’ contributions	71	87
Employer contributions	1,838	1,339
Benefit payments	(1,368)	(1,289)
Fair value of plan assets at Dec. 31	$1,078	$543

(Thousands of Dollars)	2017	2016
Funded Status of Plans at Dec. 31:
Funded status	$(15,286)	$(14,430)
Current liabilities	(269)	(822)
Noncurrent liabilities	(15,017)	(13,608)
Net postretirement amounts recognized on consolidated balance sheets	$(15,286)	$(14,430)

(Thousands of Dollars)	2017	2016
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$10,553	$8,883
Prior service credit	(1,783)	(2,134)
Total	$8,770	$6,749

(Thousands of Dollars)	2017	2016
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$110	$—
Noncurrent regulatory assets	8,660	6,749
Total	$8,770	$6,749

Measurement date	Dec. 31, 2017	Dec. 31, 2016

	2017	2016
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	3.62%	4.13%
Mortality table	RP 2014	RP 2014
Health care costs trend rate — initial Pre-65	7.00%	5.50%
Health care costs trend rate — initial Post-65	5.50%	5.50%

Beginning with the Dec. 31, 2017 measurement, Xcel Energy Inc. and NSP-Wisconsin separated its initial medical trend assumption for pre-Medicare (Pre-65) and post-Medicare (Post-65) claims costs of 7.0 percent and 5.5 percent, respectively, in order to reflect different short-term expectations based on recent experience differences. The ultimate trend assumption remained at 4.5 percent for both Pre-65 and Post-65 claims costs as similar long-term trend rates are expected for both populations. The period until the ultimate rate is reached is five years. Xcel Energy Inc. and NSP-Wisconsin base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A one-percent change in the assumed health care cost trend rate would have the following effects on NSP-Wisconsin:

	One-Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$1,588	$(1,344)
Service and interest components	65	(55)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy, which includes NSP-Wisconsin, contributed $20 million, $18 million and $18 million during 2017, 2016 and 2015, respectively, of which $2 million, $1 million and $1 million were attributable to NSP-Wisconsin. Xcel Energy expects to contribute approximately $12 million during 2018, of which $1 million is attributable to NSP-Wisconsin.

Plan Amendments — In 2017 and 2016, there were no plan amendments made which affected the benefit obligation.

Benefit Costs — The components of NSP-Wisconsin’s net periodic postretirement benefit costs were:

(Thousands of Dollars)	2017	2016	2015
Service cost	$29	$24	$29
Interest cost	590	651	653
Expected return on plan assets	(31)	(24)	(30)
Amortization of prior service credit	(351)	(351)	(351)
Amortization of net loss	436	330	456
Net periodic postretirement benefit cost	$673	$630	$757

	2017	2016	2015
Significant Assumptions Used to Measure Costs:
Discount rate	4.13%	4.65%	4.08%
Expected average long-term rate of return on assets	5.80	5.80	5.80

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy Inc., costs are allocated to NSP-Wisconsin based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments

The following table lists NSP-Wisconsin’s projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2018	$11,189	$1,352	$5	$1,347
2019	11,812	1,329	4	1,325
2020	12,361	1,298	3	1,295
2021	11,842	1,254	3	1,251
2022	11,640	1,215	3	1,212
2023-2027	58,627	5,111	14	5,097

Multiemployer Plans

NSP-Wisconsin contributes to several union multiemployer pension plans, none of which are individually significant. These plans provide pension benefits to certain union employees who may perform services for multiple employers and do not participate in the NSP-Wisconsin sponsored pension plans. Contributing to these types of plans creates risk that differs from providing benefits under NSP-Wisconsin sponsored plans, in that if another participating employer ceases to contribute to a multiemployer plan, additional unfunded obligations may need to be funded over time by remaining participating employers.

Contributions to multiemployer plans were as follows for the years ended Dec. 31, 2017, 2016 and 2015. There were no significant changes to the nature or magnitude of the participation of NSP-Wisconsin in multiemployer plans for the years presented:

(Thousands of Dollars)	2017	2016	2015
Multiemployer plan contributions:
Pension	$248	$707	$944

8.	Other Income, Net

Other income, net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2017	2016	2015
Interest income	$716	$244	$332
Other nonoperating income	325	208	789
Insurance policy (expense) income	(195)	22	(228)
Other nonoperating expense	(13)	(13)	(10)
Other income, net	$833	$461	$883

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

Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification.  When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of forward prices and volatilities on a valuation is evaluated, and may result in Level 3 classification.

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

The following table details the gross notional amounts of commodity options at Dec. 31:

(Amounts in Thousands) (a)(b)	2017	2016
MMBtu of natural gas	42	255

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2017	2016	2015
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(133)	$(209)	$(285)
After-tax net realized losses on derivative transactions reclassified into earnings	76	76	76
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(57)	$(133)	$(209)

Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were $0.1 million for each of the years ended Dec. 31, 2017, 2016 and 2015.

During the years ended Dec. 31, 2017, 2016 and 2015 changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.3 million, $0.2 million and $0.7 million, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

During the years ended Dec. 31, 2017, 2016 and 2015, $0.2 million, $0.8 million and $1.4 million of natural gas commodity derivatives settlement losses were recognized and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2017, 2016 and 2015. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis:

	Dec. 31, 2017
	Fair Value			Fair Value Total	Counterparty Netting (a)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total (b)
Current derivative assets
Natural gas commodity	$—	$14	$—	$14	$—	$14

	Dec. 31, 2016
	Fair Value			Fair Value Total	Counterparty Netting (a)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total (b)
Current derivative assets
Natural gas commodity	$—	$149	$—	$149	$—	$149

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2017 and 2016.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in the prepayments balance of $3.5 million and $3.1 million at Dec. 31, 2017 and 2016, respectively, in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of Dec. 31, 2017 and 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2017		2016
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$761,180	$856,106	$663,069	$730,284

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of Dec. 31, 2017 and 2016, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

10.	Rate Matters

Tax Reform - Regulatory Proceedings

The specific impacts of the TCJA on retail customer rates are subject to regulatory approval. NSP-Wisconsin is in the process of quantifying the rate impacts of the TCJA and addressing these impacts in its open and recently concluded proceedings focused on retail base rate impacts for its utility subsidiaries.

In January 2018, the PSCW issued an order requiring public utilities to apply deferred accounting for the impacts of the TCJA. The PSCW has also requested that utilities provide responses to questions on tax reform and its impact on electric and natural gas revenue requirements. In February 2018, NSP-Wisconsin proposed levelizing upcoming rate cases, advancing infrastructure investments and buying down assets such as the regulatory asset for Ashland clean-up.

The MPSC has issued an order for utilities to use deferred accounting for the impacts of the TCJA. In February 2018, the MPSC issued an order directing each utility in Michigan to file an application for determination of the benefits related to the reduction in the corporate federal tax rate by March 30, 2018. The MPSC will address the remaining benefits related to the TCJA in the second quarter of 2018. NSP-Wisconsin plans to include the TCJA tax benefits as part of the electric rate case pending before the MPSC.

Recently Concluded Regulatory Proceedings — PSCW

Wisconsin 2018 Electric and Gas Rate Case — In May 2017, NSP-Wisconsin filed a request with the PSCW to increase electric rates by $25 million, or 3.6 percent, and natural gas rates by $12 million, or 10.1 percent, effective Jan. 1, 2018. The rate filing was based on a 2018 forecast test year, a ROE of 10 percent, an equity ratio of 52.53 percent and a forecasted rate base of approximately $1.2 billion for the electric utility and $138 million for the natural gas utility.

In December 2017, the PSCW approved electric and natural gas rate increases of approximately $9 million, or 1.4 percent, and $10 million, or 8.3 percent, respectively, based on a 9.8 percent ROE and an equity ratio of 51.45 percent. New rates went into effect on Jan. 1, 2018.

Pending Regulatory Proceedings - MPSC

Michigan 2018 Electric Rate Case — In November 2017, NSP-Wisconsin filed a request with the MPSC to increase rates for electric service by $1 million, or 7.1 percent. The filing was based on a 2018 forecast test year, a 10.1 percent ROE, an equity ratio of 52.5 percent and a forecasted average rate base of approximately $43 million. The primary driver of the requested increase is continuing investment in transmission and distribution infrastructure. The filing also included a request for step increases in 2019 and 2020 related to electric distribution system investments in those years. In addition to the MPSC staff, intervenors in the case include the Michigan Attorney General and the Association of Businesses Advocating Tariff Equity, a voluntary association of large industrial businesses. Hearings are scheduled for April 2018. The parties have agreed to meet in March 2018 to discuss potential settlement of the case.

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

In 2015, the MPUC voted to allow for full recovery, including a return, on $415 million of the total plant costs (inclusive of AFUDC), but only allow recovery of the remaining $333 million of costs with no return on this portion of the investment. As a result, Xcel Energy recorded a pre-tax loss of $129 million in the first quarter of 2015, after which the remaining book value of the Monticello project represented the present value of the estimated future cash flows. As NSP-Wisconsin shares in the costs of the Monticello plant through the Interchange Agreement with NSP-Minnesota, the MPUC decision also affects NSP-Wisconsin. NSP-Wisconsin’s portion of the $129 million pre-tax loss, recorded in the first quarter of 2015, was approximately $5 million.

Pending Regulatory Proceedings — FERC

MISO ROE Complaints/ROE Adder — In November 2013, a group of customers filed a complaint at the FERC against MISO TOs, including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, and the removal of ROE adders (including those for RTO membership), effective Nov. 12, 2013.

In December 2015, an ALJ recommended the FERC approve a base ROE of 10.32 percent for the MISO TOs. The ALJ found the existing 12.38 percent ROE to be unjust and unreasonable. The recommended 10.32 percent ROE applied a FERC ROE policy adopted in a June 2014 order (Opinion 531). The FERC approved the ALJ recommended 10.32 percent base ROE in an order issued in September 2016. This ROE would be applicable for Nov. 12, 2013 to Feb. 11, 2015, and prospectively from the date of the FERC order. The total prospective ROE would be 10.82 percent, including a 50 basis point adder for RTO membership. Various parties requested rehearing of the September 2016 order. The requests are pending FERC action.

In February 2015, a second complaint seeking to reduce the MISO ROE from 12.38 percent to 8.67 percent prior to any adder was filed with the FERC, resulting in a second period of potential refund from Feb. 12, 2015 to May 11, 2016. In June 2016, the ALJ recommended a ROE of 9.7 percent, applying the methodology adopted by the FERC in Opinion 531. In April 2017, the D.C. Circuit vacated and remanded Opinion 531. It is unclear how the D.C. Circuit’s opinion to vacate and remand Opinion 531 will affect the September 2016 FERC order or the timing and outcome of the second ROE complaint. In September 2017, certain MISO TOs (not including NSP-Minnesota and NSP-Wisconsin) filed a motion to dismiss the second ROE complaint. The motion to dismiss is pending FERC action.

As of Dec. 31, 2017, NSP-Minnesota has processed the refunds for the Nov. 12, 2013 to Feb. 11, 2015 complaint period based on the 10.32 percent ROE. NSP-Minnesota has also recognized a current refund liability consistent with the best estimate of the final ROE for the Feb. 12, 2015 to May 11, 2016 complaint period.

11.	Commitments and Contingencies

Commitments

Fuel Contracts — NSP-Wisconsin has entered into various long-term commitments for the purchase and delivery of a significant portion of its current coal and natural gas requirements. These contracts expire in various years between 2018 and 2029. In addition, NSP-Wisconsin is required to pay additional amounts depending on actual quantities shipped under these agreements. As NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers, NSP-Wisconsin utilizes deferred accounting treatment for future rate recovery or refund when fuel costs differ from the amount included in rates by more than two percent on an annual basis, as determined by the PSCW after an opportunity for a hearing and an earnings test based on NSP-Wisconsin’s authorized ROE.

The estimated minimum purchases for NSP-Wisconsin under these contracts as of Dec. 31, 2017 are as follows:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2018	$6.4	$9.4	$13.3
2019	0.6	0.4	12.3
2020	0.6	0.3	10.1
2021	0.7	0.3	9.5
2022	0.7	0.2	8.2
Thereafter	0.7	—	30.5
Total (a)	$9.7	$10.6	$83.9

(a)	Excludes additional amounts allocated to NSP-Wisconsin through intercompany charges.

Additional expenditures for fuel and natural gas storage and transportation will be required to meet expected future electric generation and natural gas needs.

Leases — NSP-Wisconsin leases a variety of equipment and facilities. These leases, primarily for office space, vehicles, aircraft and power-operated equipment, are accounted for as operating leases. Total expenses under operating lease obligations were approximately $1.2 million, $1.2 million and $1.1 million for 2017, 2016 and 2015, respectively.

Future commitments under operating leases are:

(Millions of Dollars)
2018	$0.9
2019	0.9
2020	0.9
2021	0.8
2022	0.8
Thereafter	4.6
Total	$8.9

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

Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for low-income housing limited partnerships include the following:

(Thousands of Dollars)	Dec. 31, 2017	Dec. 31, 2016
Current assets	$426	$375
Property, plant and equipment, net	1,882	2,025
Other noncurrent assets	137	125
Total assets	$2,445	$2,525

Current liabilities	$1,214	$1,269
Mortgages and other long-term debt payable	486	486
Other noncurrent liabilities	56	54
Total liabilities	$1,756	$1,809

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

NSP-Minnesota’s public liability for claims resulting from any nuclear incident is limited to $13.4 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has secured $450 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $13.0 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear incident. NSP-Minnesota is subject to assessments of up to $127 million per reactor-incident for each of its three licensed reactors, to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $19 million per reactor per incident during any one year. These maximum assessment amounts are both subject to inflation adjustment by the NRC and state premium taxes. The NRC’s last adjustment was effective September 2013.

NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from Nuclear Electric Insurance Ltd. (NEIL) and European Mutual Association for Nuclear Insurance (EMANI). The coverage limits are $2.3 billion for each of NSP-Minnesota’s two nuclear plant sites. NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term. All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. However, in each calendar year, NSP-Minnesota could be subject to maximum assessments of approximately $19 million for business interruption insurance and $41 million for property damage insurance if losses exceed accumulated reserve funds.

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	Guarantee Amount	Current Exposure	Term or Expiration Date	Triggering Event
Guarantee of customer loans for the Farm Rewiring Program(a)	$1.0	$—	2020	(b)

(a)	The term of this guarantee expires in 2020, which is the final scheduled repayment date for the loans. As of Dec. 31, 2017, no claims had been made by the lender.

(b)	The debtor becomes the subject of bankruptcy or other insolvency proceedings.

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

MGP Sites

Ashland MGP Site — NSP-Wisconsin was named a PRP for contamination at a site in Ashland, Wis. The Ashland/Northern States Power Lakefront Superfund Site (the Site) includes NSP-Wisconsin property, previously operated as a MGP facility (the Upper Bluff), and two other properties: an adjacent city lakeshore park area (Kreher Park); and an area of Lake Superior’s Chequamegon Bay adjoining the park.

In 2012, NSP-Wisconsin agreed to remediate the Phase I Project Area (which includes the Upper Bluff and Kreher Park areas of the Site), under a settlement agreement with the EPA. In January 2017, NSP-Wisconsin agreed to remediate the Phase II Project Area (the Sediments), under a settlement agreement with the EPA. The settlement agreements were approved by the U.S. District Court for the Western District of Wisconsin. NSP-Wisconsin initiated a full scale wet dredge remedy of the Sediments in 2017. Going forward, NSP-Wisconsin anticipates completion of restoration activities of the Sediments in 2018 with finalization of Phase I Project Area construction and restoration activities in 2019. Groundwater treatment activities at the Site will continue.

The current cost estimate for the entire site (both Phase I Project Area and the Sediments) is approximately $168 million, of which approximately $138 million has been spent. As of Dec. 31, 2017 and 2016, NSP-Wisconsin had recorded a total liability of $30 million and $64 million, respectively, for the entire site.

NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation costs as a regulatory asset. The PSCW has authorized NSP-Wisconsin rate recovery for all remediation costs incurred at the Site. In 2012, the PSCW agreed to allow NSP-Wisconsin to pre-collect certain costs, to amortize costs over a ten-year period and to apply a three percent carrying cost to the unamortized regulatory asset. In December 2017, the PSCW approved an NSP-Wisconsin natural gas rate case which included recovery of additional expenses associated with remediating the Site. The annual recovery of MGP clean-up costs will increase from $12 million in 2017 to $18 million in 2018.

Other MGP, Landfill or Disposal Sites — In addition to the site in Ashland, Wis., NSP-Wisconsin is currently involved in investigating and/or remediating an MGP, landfill or other disposal site. NSP-Wisconsin has identified one site where contamination is present and where investigation and/or remediation activities are currently underway. Other parties may have responsibility for some portion of the investigation and/or remediation activities that are underway. NSP-Wisconsin anticipates that these investigation or remediation activities will continue through at least 2018. NSP-Wisconsin had accrued $0.1 million for this site at Dec. 31, 2017 and 2016, respectively. NSP-Wisconsin anticipates that any amounts spent will be fully recovered from customers.

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

Federal CWA Waters of the United States Rule — In 2015, the EPA and the U.S. Army Corps of Engineers (Corps) published a final rule that significantly expanded the types of water bodies regulated under the CWA and broadened the scope of waters subject to federal jurisdiction. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule and subsequently ruled that it, rather than the federal district courts, had jurisdiction over challenges to the rule.  In January 2017, the U.S. Supreme Court agreed to resolve the dispute as to which court should hear challenges to the rule. A ruling is expected in 2018.

In February 2017, President Trump issued an executive order requiring the EPA and the Corps to review and revise the final rule. On June 27, 2017, the agencies issued a proposed rule that rescinds the final rule and reinstates the prior definition of “Water of the U.S.” The agencies are also undertaking a rulemaking to develop a new definition of “Waters of the U.S.”

Federal CWA Effluent Limitations Guidelines (ELG) — In 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals.  In 2017, the EPA delayed the compliance date for flue gas desulfurization wastewater and bottom ash transport until November 2020 while the agency conducts a rulemaking process to potentially revise the effluent limitations and pretreatment standards for these waste streams.

Federal CWA Section 316(b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. The EPA published the final 316(b) rule in 2014. The rule prescribes technology for protecting fish that get stuck on plant intake screens (known as impingement) and describes a process for site-specific determinations by each state for sites that must protect the small aquatic organisms that pass through the intake screens into the plant cooling systems (known as entrainment). NSP-Wisconsin believes at least two plants could be required by state regulators to make improvements to reduce entrainment. NSP-Wisconsin estimates the likely cost for complying with impingement requirements may be incurred between 2018 and 2027 and is approximately $4 million, while the total cost of entrainment improvements are anticipated to be immaterial. NSP-Wisconsin anticipates these costs will be fully recoverable in rates.

Air
GHG Emission Standard for Existing Sources (CPP) — In 2015, the EPA issued its final CPP rule for existing power plants.  Among other things, the CPP requires that state plans include enforceable measures to ensure emissions from existing power plants achieve the EPA’s state-specific interim and final emission performance targets.

The CPP was challenged by multiple parties in the D.C. Circuit Court.  In February 2016, the U.S. Supreme Court issued an order staying the final CPP rule. The stay will remain in effect until the D.C. Circuit Court reaches its decision and the U.S. Supreme Court either declines to review the lower court’s decision or reaches a decision of its own.

In March 2017, President Trump signed an executive order requiring the EPA Administrator to review the CPP rule and if appropriate publish proposed rules suspending, revising or rescinding it. Accordingly, the EPA requested that the D.C. Circuit Court hold the litigation in abeyance until the EPA completes its work under the executive order. The D.C. Circuit granted the EPA’s request and is holding the litigation in abeyance, while considering briefs by the parties on whether the court should remand the challenges to the EPA rather than holding them in abeyance, determining whether and how the court continues or ends the stay that currently applies to the CPP.

In October 2017, the EPA published a proposed rule to repeal the CPP, based on an analysis that the CPP exceeds the EPA’s statutory authority under the CAA. In the proposal, the EPA stated it has not yet determined whether it will promulgate a new rule to regulate GHG emissions from existing EGUs. In December 2017, the EPA issued an Advanced Notice of Proposed Rulemaking to take and consider comments on whether to issue a future rule and what such a rule should include.

Revisions to the NAAQS for Ozone — In 2015, the EPA revised the NAAQS for ozone by lowering the eight-hour standard from 75 parts per billion (ppb) to 70 ppb. In November 2017, the EPA published final designations of areas that meet the 2015 ozone standard. NSP-Wisconsin meets the 2015 ozone standard in all areas where its generating units operate.

Asset Retirement Obligations

Recorded AROs — AROs have been recorded for property related to the following: electric production (steam, other and hydro), electric distribution and transmission, natural gas distribution, and general property. The electric production obligations include asbestos, processed water and ash-containment facilities, storage tanks and control panels. The asbestos recognition associated with electric production includes certain specific plants. AROs also have been recorded for NSP-Wisconsin steam production related to processed water and ash-containment facilities such as solid waste landfills.

NSP-Wisconsin has recognized AROs for the retirement costs of natural gas mains and lines and for the removal of electric transmission and distribution equipment, which consists of obligations associated with polychlorinated biphenyl, lithium batteries, mercury and street lighting lamps. The common general ARO includes obligations related to storage tanks.

A reconciliation of NSP-Wisconsin’s AROs for the years ended Dec. 31, 2017 and 2016 is as follows:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2017	Liabilities Recognized		Accretion	Cash Flow Revisions		Ending Balance Dec. 31, 2017 (a)
Electric plant
Steam production asbestos	$2,194	$949	(b)	$50	$—		$3,193
Steam production ash containment	452	—		15	—		467
Electric distribution	32	—		3	—		35
Other	376	—		12	—		388
Natural gas plant
Gas distribution	8,293	—		339	1,661	(c)	10,293
Common and other property
Common miscellaneous	45	—		2	—		47
Total liability (d)	$11,392	$949		$421	$1,661		$14,423

(a)	There were no ARO liabilities settled during the year ended Dec. 31, 2017.

(b)	The liability recognized relates to asbestos at the French Island plant.

(c)	Changes in the gas distribution ARO are mainly related to increased labor costs.

(d)	Included in other long-term liabilities balance in the consolidated balance sheet.

(Thousands of Dollars)	Beginning Balance Jan. 1, 2016	Liabilities Settled	Accretion	Cash Flow Revisions	Ending Balance Dec. 31, 2016 (a)
Electric plant
Steam production asbestos	$2,145	$—	$49	$—	$2,194
Steam production ash containment	617	—	18	(183)	452
Electric distribution	72	—	3	(43)	32
Other	391	(29)	14	—	376
Natural gas plant
Gas distribution	6,367	—	256	1,670	8,293
Common and other property
Common miscellaneous	95	—	2	(52)	45
Total liability (b)	$9,687	$(29)	$342	$1,392	$11,392

(a)	There were no ARO liabilities recognized during the year ended Dec. 31, 2016.

(b)	Included in other long-term liabilities balance in the consolidated balance sheet.

Indeterminate AROs — Outside of the known and recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Wisconsin’s facilities, but no confirmation or measurement of the amount of asbestos or cost of removal could be determined as of Dec. 31, 2017. Therefore, an ARO has not been recorded for these facilities.

Removal Costs — NSP-Wisconsin records a regulatory liability for the plant removal costs of generation, transmission and distribution facilities that are recovered currently in rates. Generally, the accrual of future non-ARO removal obligations is not required. However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long time periods over which the amounts were accrued and the changing of rates over time, NSP-Wisconsin has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities. Removal costs as of Dec. 31, 2017 and 2016 were $146 million and $140 million, respectively.

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

Employment, Tort and Commercial Litigation

Gas Trading Litigation — e prime inc. (e prime) is a wholly owned subsidiary of Xcel Energy Inc.  e prime was in the business of natural gas trading and marketing but has not engaged in natural gas trading or marketing activities since 2003.  Thirteen lawsuits were commenced against e prime and Xcel Energy (and NSP-Wisconsin, in two instances) between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices.

e prime, Xcel Energy Inc. and its other affiliates were sued along with several other gas marketing companies. These cases were all consolidated in the U.S. District Court in Nevada. Six of the cases remain active, which includes a multi-district litigation (MDL) matter consisting of a Colorado class (Breckenridge), a Wisconsin class (Arandell Corp.), a Missouri class, a Kansas class, and two other cases identified as “Sinclair Oil” and “Farmland.” In March 2017, summary judgment was granted by the MDL judge in favor of Xcel Energy and e prime in the Sinclair Oil and Farmland cases. In November 2017, the U.S District Court in Nevada granted summary judgment against two plaintiffs in the Arandell Corp. case in favor of Xcel Energy and NSP-Wisconsin, leaving only three individual plaintiffs remaining in the litigation. In addition, the plaintiffs’ motions for class certification and remand back to originating courts in these cases were denied in March 2017. Plaintiffs have appealed the summary judgment motions granted in the Farmland and Sinclair Oil cases and the denial of class certification and remand to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit). Oral arguments were heard before the Ninth Circuit in February 2018. A final decision is expected by the end of the first quarter of 2019. Xcel Energy, NSP-Wisconsin and e prime have concluded that a loss is remote.

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

The components of regulatory assets shown on the consolidated balance sheets of NSP-Wisconsin at Dec. 31, 2017 and 2016 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2017		Dec. 31, 2016
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Environmental remediation costs	1, 11	Various	$16,006	$136,146	$10,669	$148,880
Pension and retiree medical obligations (a)	7	Various	5,674	87,505	5,989	93,160
Excess deferred taxes - TCJA	6	Various	—	22,605	—	—
State commission adjustments	1	Plant lives	716	15,932	703	14,008
Recoverable deferred taxes on AFUDC recorded in plant (b)	1	Plant lives	—	14,286	—	22,345
Losses on reacquired debt	4	Term of related debt	655	2,678	801	3,333
Other		Various	62	3,065	—	4,462
Total regulatory assets			$23,113	$282,217	$18,162	$286,188

(a)	Includes the non-qualified pension plan.

(b)	Includes a write-down of $11.3 million as a result of the revaluation of deferred tax gross up at the new federal tax rate at Dec. 31, 2017.

The components of regulatory liabilities shown on the consolidated balance sheets of NSP-Wisconsin at Dec. 31, 2017 and 2016 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2017		Dec. 31, 2016
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Excess deferred taxes - TCJA (a)	6	Various	$—	$236,589	$—	$—
Plant removal costs	11	Plant lives	—	146,370	—	139,735
Deferred electric production and natural gas costs	1	Less than one year	13,950	—	11,377	—
DOE settlement	11	Less than one year	5,261	—	4,822	—
Other		Various	1,501	3,848	1,229	8,454
Total regulatory liabilities			$20,712	$386,807	$17,428	$148,189

(a)	Primarily relates to the revaluation of recoverable/regulated plant ADIT and $41.0 million revaluation impact of non-plant ADIT at Dec. 31, 2017.

13.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31, 2017 and 2016 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Year Ended Dec. 31, 2017	Year Ended Dec. 31, 2016
Accumulated other comprehensive loss at Jan. 1	$(133)	$(209)
Losses reclassified from net accumulated other comprehensive loss	76	76
Net current period other comprehensive income	76	76

Adoption of ASU No. 2018-02 (a)	(12)	—
Accumulated other comprehensive loss at Dec. 31	$(69)	$(133)

(a)
In 2017, NSP-Wisconsin implemented ASU No. 2018-02 related to the TCJA, which resulted in reclassification of certain credit balances within net accumulated other comprehensive loss to retained earnings. For further information, see Note 2.

Reclassifications from accumulated other comprehensive loss for the years ended Dec. 31, 2017 and 2016 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Year Ended Dec. 31, 2017		Year Ended Dec. 31, 2016
Losses on cash flow hedges:
Interest rate derivatives	$126	(a)	$127	(a)
Total, pre-tax	126		127
Tax benefit	(50)		(51)
Total amounts reclassified, net of tax	$76		$76

(a)	Included in interest charges.

14.	Segments and Related Information

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

The accounting policies of the segments are the same as those described in Note 1.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2017
Operating revenues (a)	$881,891	$122,353	$1,207	$—	$1,005,451
Intersegment revenues	497	287	—	(784)	—
Total revenues	$882,388	$122,640	$1,207	$(784)	$1,005,451

Depreciation and amortization	$88,946	$22,070	$200	$—	$111,216
Interest charges and financing costs	29,396	2,761	23	—	32,180
Income tax expense	38,866	4,040	1,266	—	44,172
Net income	70,876	7,832	708	—	79,416

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2016
Operating revenues (a)	$849,946	$106,157	$1,130	$—	$957,233
Intersegment revenues	397	487	—	(884)	—
Total revenues	$850,343	$106,644	$1,130	$(884)	$957,233

Depreciation and amortization	$81,299	$16,794	$201	$—	$98,294
Interest charges and financing costs	29,749	2,855	25	—	32,629
Income tax expense (benefit)	40,547	2,445	(90)	—	42,902
Net income (loss)	65,002	4,503	(370)	—	69,135

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2015
Operating revenues (a)	$834,998	$120,147	$1,396	$—	$956,541
Intersegment revenues	419	498	—	(917)	—
Total revenues	$835,417	$120,645	$1,396	$(917)	$956,541

Depreciation and amortization	$77,036	$14,034	$175	$—	$91,245
Interest charges and financing costs	26,494	2,637	90	—	29,221
Income tax expense	40,654	2,501	1,083	—	44,238
Net income	69,398	4,862	376	—	74,636

(a)
Operating revenues include $177 million, $170 million and $163 million of intercompany revenue for the years ended Dec. 31, 2017, 2016 and 2015 respectively. See Note 15 for further discussion of related party transactions by operating segment.

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

The table below contains significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Thousands of Dollars)	2017	2016	2015
Operating revenues:
Electric	$177,234	$170,483	$163,255
Operating expenses:
Purchased power	421,609	413,615	419,028
Transmission expense	68,613	61,920	54,070
Natural gas purchased for resale	47	41	45
Other operating expenses — paid to Xcel Energy Services Inc.	92,715	106,454	93,890
Interest expense	7	4	2

Accounts receivable and payable with affiliates at Dec. 31 were:

	2017		2016
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$—	$17,825	$—	$18,567
PSCo	—	61	—	974
SPS	—	7	333	—
Other subsidiaries of Xcel Energy Inc.	3,391	11,735	—	9,496
	$3,391	$29,628	$333	$29,037

16.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Operating revenues	$264,931	$230,026	$247,511	$262,983
Operating income	42,775	29,067	38,392	37,994
Net income	22,419	14,241	22,325	20,431

	Quarter Ended
(Thousands of Dollars)	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Operating revenues	$254,850	$219,173	$246,144	$237,066
Operating income	35,448	27,778	46,342	30,360
Net income	17,631	12,625	24,221	14,658

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

Internal Control Over Financial Reporting

No change in NSP-Wisconsin’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting. NSP-Wisconsin maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting.  NSP-Wisconsin has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.  During the year and in preparation for issuing its report for the year ended Dec. 31, 2017 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Wisconsin conducted testing and monitoring of its internal control over financial reporting.  Based on the control evaluation, testing and remediation performed, NSP-Wisconsin did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

In 2016, NSP-Wisconsin implemented the general ledger modules, as well as initiated deployment of work management systems modules, of a new enterprise resource planning system to improve certain financial and related transaction processes. NSP-Wisconsin implemented additional work management systems modules in 2017. NSP-Wisconsin updated its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting systems. NSP-Wisconsin does not believe that this implementation had an adverse effect on its internal control over financial reporting.

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

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2018 Annual Meeting of Shareholders, which is incorporated by reference.

Item 14 — Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 3, 2017. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2017
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For the three years ended Dec. 31, 2017, 2016 and 2015.
Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2017, 2016 and 2015.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2017, 2016 and 2015.
Consolidated Balance Sheets — As of Dec. 31, 2017 and 2016.
Consolidated Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2017, 2016 and 2015.
Consolidated Statements of Capitalization — As of Dec. 31, 2017 and 2016.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2017, 2016 and 2015.

3.	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*	Amended and restated articles of incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
3.02*	By-Laws of Northern States Power Co. (a Wisconsin corporation) as Amended and Restated on Sept. 26, 2013. (Exhibit 3.02 to Form 10-Q/A for the quarter ended Sept. 30, 2013 (file no. 001-03140)).
4.01*
Supplemental and Restated Trust Indenture dated March 1, 1991, between NSP-Wisconsin and First Wisconsin Trust company, providing for the issuance of First Mortgage Bonds (Exhibit 4.27 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2017).

4.02*	Trust Indenture dated Sept. 1, 2000, between NSP-Wisconsin and Firstar Bank, NA as Trustee (Exhibit 4.01 to Form 8-K (file no. 001-03140) dated Sept. 25, 2000).
4.03*
Supplemental Trust Indenture dated Sept. 1, 2003 between NSP-Wisconsin and US Bank National Association, supplementing indentures dated April 1, 1947 and March 1, 1991 (Exhibit 4.05 to Xcel Energy Form 10-Q (file no. 001-03034) for the quarter ended Sept. 30, 2003).

4.04*
Supplemental Trust Indenture dated as of Sept. 1, 2008 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $200 million principal amount of 6.375 percent First Mortgage Bonds, Series due Sept. 1, 2038 (Exhibit 4.01 of Form 8-K of NSP-Wisconsin dated Sept. 3, 2008 (file no. 001-03140)).

4.05*
Supplemental Trust Indenture dated as of Oct. 1, 2012 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million principal amount of 3.700 percent First Mortgage Bonds, Series due Oct. 1, 2042 (Exhibit 4.01 of Form 8-K of NSP-Wisconsin dated Oct. 10, 2012 (file no. 001-03140)).

4.06*
Supplemental Trust Indenture dated as of June 1, 2014 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million principal amount of 3.30 percent First Mortgage Bonds, Series due June 15, 2024. (Exhibit 4.01 of Form 8-K of NSP-Wisconsin dated June 23, 2014 (file no. 001-03140)).

4.07*
Supplemental Trust Indenture dated as of Nov. 1, 2017 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million in aggregate principal amount of 3.75 percent First Mortgage Bonds, Series due Dec. 1, 2047. (Exhibit 4.01 of Form 8-K of NSP-Wisconsin dated Dec. 4, 2017 (file no. 001-03140)).

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

10.29*+
Fourth Amendment to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.1 to Form 10-Q of Xcel Energy for the quarter ended Sept. 30, 2017 (file no. 001-03034)).

10.30*+
Sixth Amendment dated Feb. 22, 2018 to Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.30 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2017.

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

SCHEDULE II

NSP-WISCONSIN AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2017, 2016 AND 2015
(amounts in thousands)

		Additions
	Balance at Jan. 1	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions from Reserves(b)	Balance at Dec. 31
Allowance for bad debts:
2017	$4,865	$4,105	$952	$5,049	$4,873
2016	5,128	3,730	1,008	5,001	4,865
2015	5,821	3,947	1,161	5,801	5,128

(a)	Recovery of amounts previously written off.

(b)	Deductions relate primarily to bad debt write-offs.

Item 16 — Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A WISCONSIN CORPORATION)

Feb. 23, 2018	/s/ ROBERT C. FRENZEL
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