Form 10-Q
period 2018-03-31
NORTHERN STATES POWER CO /WI/
filed 2018-04-27
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2018
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2018	2017
Operating revenues
Electric	$216,366	$216,309
Natural gas	56,500	48,347
Other	278	275
Total operating revenues	273,144	264,931

Operating expenses
Electric fuel and purchased power, non-affiliates	2,898	2,873
Purchased power, affiliates	101,311	106,458
Cost of natural gas sold and transported	28,723	25,987
Operating and maintenance expenses	50,344	49,184
Conservation expenses	2,978	3,054
Depreciation and amortization	30,587	27,049
Taxes (other than income taxes)	7,313	6,873
Total operating expenses	224,154	221,478

Operating income	48,990	43,453

Other (expense), net	(359)	(432)
Allowance for funds used during construction — equity	1,855	1,287

Interest charges and financing costs
Interest charges — includes other financing costs of $478 and $456, respectively	9,595	8,682
Allowance for funds used during construction — debt	(836)	(550)
Total interest charges and financing costs	8,759	8,132

Income before income taxes	41,727	36,176
Income taxes	10,310	13,757
Net income	$31,417	$22,419

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2018	2017
Net income	$31,417	$22,419
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $8 and $12, respectively	23	19
Other comprehensive income	23	19
Comprehensive income	$31,440	$22,438

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2018	2017
Operating activities
Net income	$31,417	$22,419
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,987	27,425
Deferred income taxes	1,843	11,348
Amortization of investment tax credits	(131)	(131)
Allowance for equity funds used during construction	(1,855)	(1,287)
Net derivative losses	154	166
Other	511	—
Changes in operating assets and liabilities:
Accounts receivable	(9,504)	(10,867)
Accrued unbilled revenues	12,026	12,986
Inventories	6,103	4,806
Other current assets	5,854	4,305
Accounts payable	(15,873)	19,809
Net regulatory assets and liabilities	10,518	656
Other current liabilities	(1,837)	(9,158)
Pension and other employee benefit obligations	(9,200)	(8,860)
Change in other noncurrent assets	157	(294)
Change in other noncurrent liabilities	(474)	(800)
Net cash provided by operating activities	60,696	72,523

Investing activities
Utility capital/construction expenditures	(58,488)	(47,999)
Allowance for equity funds used during construction	1,855	1,287
Other, net	(197)	(159)
Net cash used in investing activities	(56,830)	(46,871)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	11,000	(27,000)
Repayments of long-term debt	(6)	(13)
Capital contributions from parent	3,326	12,282
Dividends paid to parent	(15,481)	(10,729)
Other, net	(331)	(70)
Net cash used in financing activities	(1,492)	(25,530)

Net change in cash and cash equivalents	2,374	122
Cash and cash equivalents at beginning of period	1,403	1,546
Cash and cash equivalents at end of period	$3,777	$1,668

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(5,751)	$(6,020)
Cash paid for income taxes, net	(7,038)	(11,489)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$21,757	$15,150

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2018	Dec. 31, 2017
Assets
Current assets
Cash and cash equivalents	$3,777	$1,403
Accounts receivable, net	69,378	63,200
Accrued unbilled revenues	47,982	60,008
Other receivables	15,256	15,144
Inventories	11,655	17,758
Regulatory assets	22,922	23,113
Prepaid taxes	17,768	23,606
Prepayments and other	3,262	3,450
Total current assets	192,000	207,682

Property, plant and equipment, net	2,116,095	2,088,728

Other assets
Regulatory assets	281,875	282,217
Other investments	3,089	2,892
Other	147	201
Total other assets	285,111	285,310
Total assets	$2,593,206	$2,581,720

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$151,074	$151,080
Short-term debt	22,000	11,000
Notes payable to affiliates	500	500
Accounts payable	40,301	58,365
Accounts payable to affiliates	25,823	29,628
Dividends payable to parent	16,042	15,481
Regulatory liabilities	25,032	20,712
Environmental liabilities	12,386	10,469
Accrued interest	10,682	8,025
Other	29,239	34,474
Total current liabilities	333,079	339,734

Deferred credits and other liabilities
Deferred income taxes	258,599	256,687
Deferred investment tax credits	7,383	7,514
Regulatory liabilities	396,304	386,807
Environmental liabilities	20,378	19,190
Customer advances	16,448	16,325
Pension and employee benefit obligations	40,668	50,027
Other	18,322	18,747
Total deferred credits and other liabilities	758,102	755,297

Commitments and contingencies
Capitalization
Long-term debt	610,038	610,100
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at March 31, 2018 and Dec. 31, 2017, respectively	93,300	93,300
Additional paid in capital	449,350	449,350
Retained earnings	349,383	334,008
Accumulated other comprehensive loss	(46)	(69)
Total common stockholder’s equity	891,987	876,589
Total liabilities and equity	$2,593,206	$2,581,720

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2018 and Dec. 31, 2017; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2018 and 2017; and its cash flows for the three months ended March 31, 2018 and 2017. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2018 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2017 balance sheet information has been derived from the audited 2017 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2017. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2017, filed with the SEC on Feb. 26, 2018. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Leases — In February 2016, the Financial Accounting Standards Board (FASB) issued Leases, Topic 842 (Accounting Standards Update (ASU) No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. NSP-Wisconsin has not yet fully determined the impacts of implementation. However, adoption is expected to occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard and proposed in Targeted Improvements, Topic 842 (Proposed ASU 2018-200). As such, agreements entered into prior to Jan. 1, 2019 that are currently considered leases are expected to be recognized on the consolidated balance sheet, including contracts for use of office space, equipment and natural gas storage assets, as well as certain purchased power agreements (PPAs) for natural gas-fueled generating facilities. NSP-Wisconsin expects that similar agreements entered into after Dec. 31, 2018 will generally qualify as leases under the new standard.

Recently Adopted

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. NSP-Wisconsin implemented the guidance on a modified retrospective basis on Jan. 1, 2018. Results for reporting periods beginning after Dec. 31, 2017 are presented in accordance with Topic 606, while prior period results have not been adjusted and continue to be reported in accordance with prior accounting guidance. Other than increased disclosures regarding revenues related to contracts with customers, the implementation did not have a significant impact on NSP-Wisconsin’s consolidated financial statements. For related disclosures, see Note 13.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminated the available-for-sale classification for marketable equity securities and also replaced the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. Under the new standard, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are recognized in earnings. NSP-Wisconsin implemented the guidance on Jan. 1, 2018 and the implementation did not have a material impact on its consolidated financial statements.

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. As a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the historical ratemaking treatment, and the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. NSP-Wisconsin implemented the new guidance on Jan. 1, 2018, and as a result, $0.7 million of pension costs were retrospectively reclassified from operating and maintenance expenses to other income, net on the consolidated income statement for the three months ended March 31, 2017. Under a practical expedient permitted by the standard, NSP-Wisconsin used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2018	Dec. 31, 2017
Accounts receivable, net (a)
Accounts receivable	$74,732	$68,073
Less allowance for bad debts	(5,354)	(4,873)
	$69,378	$63,200

(a)	Accounts receivable, net includes an immaterial amount and $3.4 million due from affiliates as of March 31, 2018 and Dec. 31, 2017, respectively.

(Thousands of Dollars)	March 31, 2018	Dec. 31, 2017
Inventories
Materials and supplies	$7,015	$6,916
Fuel	3,842	3,866
Natural gas	798	6,976
	$11,655	$17,758

(Thousands of Dollars)	March 31, 2018	Dec. 31, 2017
Property, plant and equipment, net
Electric plant	$2,619,336	$2,602,671
Natural gas plant	330,055	326,723
Common and other property	182,685	181,105
Construction work in progress	178,000	148,770
Total property, plant and equipment	3,310,076	3,259,269
Less accumulated depreciation	(1,193,981)	(1,170,541)
	$2,116,095	$2,088,728

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

Three Months ended March 31
	2018	2017
Federal statutory rate	21.0%	35.0%
State tax, net of federal tax effect	6.2	5.1
Increases (decreases) in tax from:
Regulatory differences - ARAM (a)	(4.7)	(0.2)
Regulatory differences - ARAM deferral (b)	4.6	—
Regulatory differences - other utility plant items	(1.7)	(1.3)
Other tax credits, net of federal income tax expense	(0.8)	(0.7)
Other, net	0.1	0.1
Effective income tax rate	24.7%	38.0%

(a)	The average rate assumption method (ARAM); a method to flow back excess deferred taxes to customers.

(b)
As we receive further clarity or direction from our commissions regarding the flow back to customers of excess deferred taxes resulting from the TCJA, the ARAM deferral may decrease during the year, which would result in a reduction to tax expense with a correlating reduction to revenue.

Federal Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2011	December 2018
2012 - 2013	October 2018
2014	September 2018
2015	September 2019
2016	September 2020

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. The IRS proposed an adjustment to the federal tax loss carryback claims and in 2015 the IRS forwarded the issue to the Office of Appeals (“Appeals”). In 2017 Xcel Energy and Appeals reached an agreement and the benefit related to the agreed upon portions was recognized. NSP-Wisconsin did not accrue any income tax benefit related to this adjustment. As of March 31, 2018, the case has been forwarded to the Joint Committee on Taxation.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). After evaluating the proposed adjustment Xcel Energy filed a protest with the IRS. Xcel Energy anticipates the issue will be forwarded to Appeals. As of March 31, 2018, Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is uncertain.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2018, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2012. In 2016, the state of Wisconsin began an audit of years 2012 and 2013. As of March 31, 2018, Wisconsin had not proposed any material adjustments, and there were no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2018	Dec. 31, 2017
Unrecognized tax benefit — Permanent tax positions	$1.5	$1.4
Unrecognized tax benefit — Temporary tax positions	1.0	1.0
Total unrecognized tax benefit	$2.5	$2.4

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2018	Dec. 31, 2017
NOL and tax credit carryforwards	$(1.9)	$(1.9)

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

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at March 31, 2018 and Dec. 31, 2017 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2018 or Dec. 31, 2017.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Tax Reform — Regulatory Proceedings

The specific impacts of the Tax Cuts and Jobs Act (TCJA) on customer rates are subject to regulatory approval. Each of the states in NSP-Wisconsin’s service areas have opened dockets to address the impacts of the TCJA. NSP-Wisconsin has made filings and is working with various stakeholders in its jurisdictions to determine the appropriate treatment for the TCJA.

In January 2018, the Public Service Commission of Wisconsin (PSCW) issued an order requiring public utilities to apply deferred accounting for the impacts of the TCJA. In March 2018, NSP-Wisconsin filed recommended plans for Wisconsin, which for electric operations included an option for an immediate bill credit for a portion of the tax savings in 2018 and 2019, while deferring the remainder until NSP-Wisconsin’s 2020 electric rate case. For the natural gas operations, NSP-Wisconsin proposed using the TCJA to reduce the unamortized regulatory asset for the Ashland/Northern States Power Lakefront Superfund Site (the Site) clean-up. A PSCW decision on the regulatory treatment of the TCJA is anticipated later in 2018.

For Michigan, NSP-Wisconsin has reached settlement in its electric rate case, which reflects the impacts of the TCJA, and has proposed customer refunds for natural gas operations.

Federal Energy Regulatory Commission (FERC) Formula Rates — The FERC has not yet issued guidance on how or when electric utilities should reflect the impacts of the TCJA in FERC jurisdictional wholesale rates. The FERC issued a Notice of Inquiry (NOI) in March 2018 seeking comments on how to reflect TCJA impacts in wholesale rates, in particular changes to accumulated deferred income taxes and bonus depreciation. Comments for the NOI are due in May 2018. However, FERC-approved formula rates for wholesale customers are generally adjusted on an annual basis for certain changes in rate base and actual operating expenses, including income taxes. As a result, these revenues would be subject to an automatic reduction for the effect of the TCJA corporate tax rate change through the annual true-up process, absent specific FERC action.

NSP-Wisconsin was a party to a February 2018 FERC filing by certain transmission owner (TO) members of the Midcontinent Independent System Operator, Inc. (MISO) proposing to commence early reductions to transmission formula rates in 2018 for corporate tax rate impacts of the TCJA. In March 2018, the FERC issued orders granting MISO TO waiver requests so that 2018 rates will reflect the lower federal corporate tax rate.

Recently Concluded Regulatory Proceeding — Michigan Public Service Commission (MPSC)

Michigan 2018 Electric Gas Rate Case — In November 2017, NSP-Wisconsin filed a request with the MPSC to increase rates for electric service by $1 million, or 7.1 percent. The filing was based on a 2018 forecast test year, a 10.1 percent return on equity (ROE), an equity ratio of 52.5 percent and a forecasted average rate base of approximately $43 million. The primary driver of the requested increase is continuing investment in transmission and distribution infrastructure. The filing also included a request for step increases in 2019 and 2020 related to electric distribution system investments in those years. In addition to the MPSC staff, intervenors in the case include the Michigan Attorney General and the Association of Businesses Advocating Tariff Equity, a voluntary association of large industrial businesses.

In March 2018, NSP-Wisconsin reached a settlement in principle with the parties authorizing a 2018 rate increase of approximately $300 thousand, or approximately 2.0 percent, which reflects a portion of the TCJA benefits. The settlement was based on a 9.8 percent ROE and a 52.5 percent equity ratio. In April 2018, the MPSC issued an order approving the settlement agreement, and new rates are expected to be implemented on May 1, 2018.

Pending Regulatory Proceeding — FERC

MISO ROE Complaints — In November 2013, a group of customers filed a complaint at the FERC against MISO TOs, including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, and the removal of ROE adders (including those for Regional Transmission Organization (RTO) membership), effective Nov. 12, 2013.

In September 2016, the FERC approved an Administrative Law Judge (ALJ) recommendation that MISO TOs be granted a 10.32 percent base ROE using the methodology adopted by FERC in June 2014 (Opinion 531). This ROE would be applicable for the 15-month refund period from Nov. 12, 2013 to Feb. 11, 2015, and prospectively from the date of the FERC order. The total prospective ROE would be 10.82 percent, including a 50 basis point adder for RTO membership. Various parties requested rehearing of the September 2016 order. The requests are pending FERC action.

In February 2015, a second complaint seeking to reduce the MISO ROE from 12.38 percent to 8.67 percent prior to any RTO adder was filed, resulting in a second period of potential refunds from Feb. 12, 2015 to May 11, 2016. In June 2016, an ALJ recommended a base ROE of 9.7 percent, applying the FERC Opinion 531 methodology. Various parties filed exceptions to the ALJ recommendation, and FERC action is pending. In April 2017, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated and remanded Opinion 531. It is unclear how the D.C. Circuit’s opinion to vacate and remand Opinion 531 will affect the September 2016 FERC order or the timing and outcome of the second ROE complaint.

NSP-Minnesota has recognized a current refund liability consistent with the best estimate of the final ROE for the Feb. 12, 2015 to May 11, 2016 complaint period.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10 and 11 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	March 31, 2018	Dec. 31, 2017
Guarantee issued and outstanding	$1.0	$1.0
Current exposure under this guarantee	—	—

Environmental Contingencies

Ashland Manufactured Gas Plant (MGP) Site — NSP-Wisconsin was named a potentially responsible party for contamination at a site in Ashland, Wis. The Site includes NSP-Wisconsin property, previously operated as a MGP facility (the Upper Bluff), and two other properties: an adjacent city lakeshore park area (Kreher Park); and an area of Lake Superior’s Chequamegon Bay adjoining the park.

In January 2017, NSP-Wisconsin agreed to remediate the Phase II Project Area (the Sediments), under a settlement agreement with the Environmental Protection Agency. The settlement agreements were approved by the U.S. District Court for the Western District of Wisconsin. NSP-Wisconsin initiated a full scale wet dredge remedy of the Sediments in 2017. Under the current plan, NSP-Wisconsin anticipates completion of restoration activities of the Sediments in 2018 with finalization of Phase I Project Area (which includes the Upper Bluff and Kreher Park areas of the Site) construction and restoration activities in early 2019 although April weather may challenge that schedule. Groundwater treatment activities at the Site will continue.

The current cost estimate for the remediation of the entire site (both Phase I Project Area and the Sediments) is approximately $172 million, of which approximately $139 million has been spent. As of March 31, 2018 and Dec. 31, 2017, NSP-Wisconsin had recorded a total liability of $33 million and $30 million, respectively, for the entire site.

NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation costs as a regulatory asset. The PSCW has authorized NSP-Wisconsin rate recovery for all remediation costs incurred at the Site. In 2012, the PSCW agreed to allow NSP-Wisconsin to pre-collect certain costs, to amortize costs over a ten-year period and to apply a three percent carrying cost to the unamortized regulatory asset. In December 2017, the PSCW approved an NSP-Wisconsin natural gas rate case, which included recovery of additional expenses associated with remediating the Site. The annual recovery of MGP clean-up costs increased from $12 million in 2017 to $18 million in 2018.

Other MGP, Landfill or Disposal Sites — In addition to the site in Ashland, Wis., NSP-Wisconsin is currently involved in investigating and/or remediating an MGP, landfill or other disposal sites. NSP-Wisconsin has identified one site where contamination is present and where investigation and/or remediation activities are currently underway. Other parties may have responsibility for some portion of the investigation and/or remediation activities that are underway. NSP-Wisconsin anticipates that these investigation or remediation activities will continue through at least 2018. NSP-Wisconsin had accrued $0.1 million for this site as of March 31, 2018 and Dec. 31, 2017. NSP-Wisconsin anticipates that any amounts spent will be fully recovered from customers.

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

e prime, Xcel Energy Inc. and its other affiliates were sued along with several other gas marketing companies. These cases were all consolidated in the U.S. District Court in Nevada. Six of the cases remain active, which includes a multi-district litigation (MDL) matter consisting of a Colorado class (Breckenridge), a Wisconsin class (Arandell Corp.), a Missouri class, a Kansas class, and two other cases identified as “Sinclair Oil” and “Farmland.” In March 2017, summary judgment was granted by the MDL judge in favor of Xcel Energy and e prime in the Sinclair Oil and Farmland cases. In November 2017, the U.S District Court in Nevada granted summary judgment against two plaintiffs in the Arandell Corp. case in favor of Xcel Energy and NSP-Wisconsin, leaving only three individual plaintiffs remaining in the litigation. In addition, the plaintiffs’ motions for class certification and remand back to originating courts in these cases were denied in March 2017. Plaintiffs have appealed the summary judgment motions granted in the Farmland and Sinclair Oil cases and the denial of class certification and remand to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit). Oral arguments were heard before the Ninth Circuit in February 2018. In March 2018, the Ninth Circuit reversed and remanded the summary judgment in the Farmland case. The Farmland defendants subsequently filed a request for further review by the Ninth Circuit. In light of the decision in the Farmland case, the Sinclair plaintiffs have requested the Ninth Circuit to reverse the grant of summary judgment without hearing. Final rulings on all pending motions and appeals are expected by the end of 2018. Xcel Energy, NSP-Wisconsin and e prime have concluded that a loss is remote.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$150	$150
Amount outstanding at period end	22	11
Average amount outstanding	18	52
Maximum amount outstanding	46	129
Weighted average interest rate, computed on a daily basis	1.80%	1.23%
Weighted average interest rate at period end	2.24	1.73

Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2018 and Dec. 31, 2017, there were no letters of credit outstanding.

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

At March 31, 2018, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150	$22	$128

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2018 and Dec. 31, 2017.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	March 31, 2018	Dec. 31, 2017
Notes payable to affiliates	$0.5	$0.5
Weighted average interest rate at period end	2.34%	1.73%

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

At March 31, 2018, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.

The following table details the gross notional amounts of commodity options at March 31, 2018 and Dec. 31, 2017:

(Amounts in Thousands) (a)(b)	March 31, 2018	Dec. 31, 2017
Million British thermal units of natural gas	—	42

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended March 31, 2018 and 2017.

During the three months ended March 31, 2018 and 2017, changes in the fair value of natural gas commodity derivatives resulted in immaterial and $0.1 million of net losses, respectively, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

There were no natural gas commodity derivative settlement gains or losses recognized and $0.2 million of losses recognized for the three months ended March 31, 2018 and 2017, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three months ended March 31, 2018 and 2017. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$11	$—	$—	$11	$—	$11

	Dec. 31, 2017
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$14	$—	$14	$—	$14

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2018 and Dec. 31, 2017.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in prepayments and other current assets balance of $3.3 million and $3.5 million at March 31, 2018 and Dec. 31, 2017, respectively, in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of March 31, 2018 and Dec. 31, 2017, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2018		Dec. 31, 2017
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$761,112	$827,506	$761,180	$856,106

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2018 and Dec. 31, 2017, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other (Expense), Net

Other (expense), net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2018	2017
Interest income	$156	$143
Other nonoperating income	6	155
Benefits non-service cost	(471)	(678)
Insurance policy expense	(47)	(49)
Other nonoperating expense	(3)	(3)
Other (expense), net	$(359)	$(432)

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2018
Operating revenues (a)	$216,366	$56,500	$278	$—	$273,144
Intersegment revenues	109	148	—	(257)	—
Total revenues	$216,475	$56,648	$278	$(257)	$273,144
Net income	$20,444	$10,399	$574	$—	$31,417

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2017
Operating revenues (a)	$216,309	$48,347	$275	$—	$264,931
Intersegment revenues	96	114	—	(210)	—
Total revenues	$216,405	$48,461	$275	$(210)	$264,931
Net income	$15,470	$6,545	$404	$—	$22,419

(a)	Operating revenues include $38 million and $42 million of affiliate electric revenue for the three months ended March 31, 2018 and 2017, respectively.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1,195	$1,154	$9	$7
Interest cost (a)	1,360	1,554	142	148
Expected return on plan assets (a)	(2,256)	(2,295)	(16)	(8)
Amortization of prior service cost (credit) (a)	(8)	35	(88)	(88)
Amortization of net loss (a)	1,418	1,462	139	109
Net periodic benefit cost	$1,709	$1,910	$186	$168
Credits not recognized due to the effects of regulation	$221	$—	$—	$—
Net benefit cost recognized for financial reporting	$1,930	$1,910	$186	$168

a) The components of net periodic cost other than the service cost component are included in the line item “other income, net” in the income statement or capitalized on the balance sheet as a regulatory asset.

In January 2018, contributions of $150 million were made across four of Xcel Energy’s pension plans, of which $10.0 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2018.

12.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018 and 2017 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Accumulated other comprehensive loss at Jan. 1	$(69)	$(133)
Losses reclassified from net accumulated other comprehensive loss	23	19
Net current period other comprehensive income	23	19
Accumulated other comprehensive loss at March 31	$(46)	$(114)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Losses on cash flow hedges:
Interest rate derivatives	$31	(a)	$31	(a)
Total, pre-tax	31		31
Tax benefit	(8)		(12)
Total amounts reclassified, net of tax	$23		$19

(a)	Included in interest charges.

13. Revenues

NSP-Wisconsin principally generates revenue from the transmission, distribution and sale of electricity and the transportation, distribution and sale of natural gas to retail customers. Performance obligations related to the sale of energy are satisfied as energy is delivered to customers. NSP-Wisconsin recognizes revenue in an amount that corresponds directly to the price of the energy delivered to the customer. The measurement of energy sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recognized. Contract terms are generally short-term in nature, and as such NSP-Wisconsin does not recognize a separate financing component of its collections from customers. NSP-Wisconsin presents its revenues net of any excise or other fiduciary-type taxes or fees.

NSP-Wisconsin has various rate-adjustment mechanisms in place that provide for the recovery of natural gas, electric fuel and purchased energy costs. These cost-adjustment tariffs may increase or decrease the level of revenue collected from customers and are revised periodically for differences between the total amount collected under the clauses and the costs incurred. When applicable, under governing regulatory commission rate orders, fuel cost over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as regulatory assets. NSP-Wisconsin must submit a forward looking fuel cost plan annually for approval by the PSCW. The rules also allow for deferral of any under-recovery or over-recovery of fuel costs in excess of a two percent annual tolerance band, for future rate recovery or refund, subject to PSCW approval.

Certain rate rider mechanisms qualify as alternative revenue programs under GAAP. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety or other mandate. When certain criteria are met (including collection within 24 months), revenue is recognized equal to the revenue requirement, which may include return on rate base items and incentives. The mechanisms are revised periodically for differences between the total amount collected and the revenue recognized, which may increase or decrease the level of revenue collected from customers. Alternative revenue is recorded on a gross basis and is disclosed separate from revenue from contracts with customers in the period earned.

In the following tables, revenue is classified by the type of goods/services rendered and market/customer type. The tables also reconcile revenue to the reportable segments.

	Three Months Ended March 31, 2018
(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$67,803	$30,326	$16	$98,145
Commercial and industrial (C&I)	104,817	24,550	25	129,392
Other	1,606	—	237	1,843
Total retail	174,226	54,876	278	229,380
Interchange	37,674	—	—	37,674
Other	1,504	1,007	—	2,511
Total revenue from contracts with customers	213,404	55,883	278	269,565
Alternative revenue and other	2,962	617	—	3,579
Total revenues	$216,366	$56,500	$278	$273,144

	Three Months Ended March 31, 2017
(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$66,043	$26,628	$20	$92,691
C&I	102,380	20,258	24	122,662
Other	1,520	—	231	1,751
Total retail	169,943	46,886	275	217,104
Interchange	42,378	—	—	42,378
Other	969	908	—	1,877
Total revenue from contracts with customers	213,290	47,794	275	261,359
Alternative revenue and other	3,019	553	—	3,572
Total revenues	$216,309	$48,347	$275	$264,931

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements including the TCJA’s impact to NSP-Wisconsin and its customers, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Wisconsin’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2017 and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability or cost of capital; and employee work force factors.
Non-GAAP Financial Measures

The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as electric margin and natural gas margin.  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are adjusted from the most directly comparable measure calculated and presented in accordance with GAAP. NSP-Wisconsin’s management uses non-GAAP measures internally for financial planning and analysis, for reporting of results to the Board of Directors and when communicating its earnings outlook to analysts and investors. Non-GAAP financial measures are intended to supplement investors’ understanding of our operating performance and should not be considered alternatives for financial measures presented in accordance with GAAP. These measures are discussed in more detail below and may not be comparable to other companies’ similarly titled non-GAAP financial measures.

Electric margin is presented as electric revenues less electric fuel and purchased power expenses and natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for electric fuel and purchased power and the cost of natural gas sold and transported are generally recovered through various recovery mechanisms, and as a result, changes in these expenses are offset in operating revenues. Management believes electric and natural gas margins provide the most meaningful basis for evaluating our operations because they exclude the revenue impact of fluctuations in these expenses. These margins can be reconciled to operating income, a GAAP measure, by including other operating revenues, O&M expenses, conservation expenses, depreciation and amortization and taxes (other than income taxes).

Results of Operations

NSP-Wisconsin’s net income was approximately $31 million for the three months ended March 31, 2018 compared with approximately $22 million for the same period in 2017. The increase was driven by higher natural gas and electric rates and the impact of favorable weather, partially offset by additional depreciation and amortization expense related to higher invested capital.

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

	Three Months Ended March 31
(Millions of Dollars)	2018	2017
Electric revenues	$221	$216
Electric fuel and purchased power	(104)	(109)
Electric Margin before impact of the TCJA	$117	$107
Impact of the TCJA	(5)	—
Electric margin	$112	$107

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended
March 31, 2018:

Electric Revenues

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (Wisconsin)	$5
Estimated impact of weather	3
Interchange agreement billings with NSP-Minnesota	(5)
Other, net	2
Total increase in electric revenues before impact of the TCJA	$5
Impact of TCJA (offset as a reduction in income tax expense)	(5)
Total increase in electric revenues	$—

Electric Margin

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (Wisconsin)	$5
Estimated impact of weather	3
Purchased capacity costs	2
Interchange agreement billings with NSP-Minnesota	1
Other, net	(1)
Total increase in electric margin before impact of the TCJA	$10
Impact of TCJA (offset as a reduction in income tax expense)	(5)
Total increase in electric margin	$5

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2018	2017
Natural gas revenues	$57	$48
Cost of natural gas sold and transported	(29)	(26)
Natural gas margin before impact of the TCJA	$28	$22
Impact of the TCJA (offset as a reduction in income tax expense)	(1)	—
Natural gas margin	$27	$22

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the three months ended March 31, 2018:

Natural Gas Revenues

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (Wisconsin and Michigan)	$3
Estimated impact of weather	3
Purchased natural gas adjustment clause recovery	2
Other, net	1
Total increase in natural gas revenues before impact of the TCJA	$9
Impact of TCJA (offset as a reduction in income tax expense)	(1)
Total increase in natural gas revenues	$8

Natural Gas Margin

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (Wisconsin and Michigan)	$3
Estimated impact of weather	3
Total increase in natural gas margin before impact of the TCJA	$6
Impact of TCJA (offset as a reduction in income tax expense)	(1)
Total increase in natural gas margin	$5

Non-Fuel Operating Expenses and Other Items

Depreciation and Amortization — Depreciation and amortization expense increased $4 million, or 13.1 percent for the first quarter of 2018. The increase was primarily attributable to capital investments due to planned system investments and increased amortization at the Ashland/Northern States Power Lakefront Superfund Site.

Income Taxes — Income tax expense decreased $3 million for the first quarter of 2018 compared with the same period in 2017. The decrease was primarily due to the decrease in the federal tax rate due to the Tax Cuts and Jobs Act and an increase in plant-related regulatory differences related to ARAM. These were partially offset by the deferral of the effects of ARAM. The ETR was 24.7 percent for the first quarter of 2018 compared with 38.0 percent for the same period in 2017. The lower ETR in 2018 is primarily due to the items referenced above.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

2017 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for 2017 were lower than authorized in rates and outside the two percent annual tolerance band, primarily due to lower purchased power costs coupled with moderate weather and generation sales into the MISO market. Under the fuel cost recovery rules, NSP-Wisconsin may retain approximately $4 million of fuel costs and defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers. In March 2018, NSP-Wisconsin filed a reconciliation of 2017 fuel costs with the PSCW indicating a refund liability of approximately $10 million. The final amount of the refund is subject to review and approval by the PSCW, which is expected in mid- 2018.

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

Xcel Energy, which includes NSP-Wisconsin, attempts to mitigate the risk of regulatory penalties through formal training on prohibited practices and a compliance function that reviews interaction with the markets under FERC and Commodity Futures Trading Commission jurisdictions. Public campaigns are conducted to raise awareness of the public safety issues of interacting with our electric systems. While programs to comply with regulatory requirements are in place, there is no guarantee the compliance programs or other measures will be sufficient to ensure against violations.

FERC Order, ROE Policy — In June 2014, the FERC adopted a two-step ROE methodology for electric utilities in an order (Opinion 531) issued in a complaint proceeding involving New England Transmission Owners (NETOs). The issue of how to apply the FERC ROE methodology has been contested in various complaint proceedings, including two ROE complaints involving the MISO TOs, which include NSP-Minnesota and NSP-Wisconsin. In April 2017, the D.C. Circuit vacated and remanded the June 2014 ROE order. The D.C. Circuit found that the FERC had not properly determined that the ROE authorized for the NETOs prior to June 2014 was unjust and unreasonable. The D.C. Circuit also found that the FERC failed to justify the new ROE methodology. The FERC has yet to act on the D.C. Circuit’s decision. See Note 5 to the consolidated financial statements for discussion of the D.C. Circuit’s decision and the impact on the MISO ROE Complaints.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2018, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2017, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

Item 6 — EXHIBITS

*	Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) dated Jan. 21, 2004).
3.02*	By-Laws of Northern States Power Co. (a Wisconsin corporation) as Amended and Restated on Sept. 26, 2013 (Exhibit 3.02 to Form 10-Q/A for the quarter ended Sept. 30, 2013 (file no. 001-03140)).
4.01*
Supplemental and Restated Indenture, dated March 1, 1991, between Northern States Power Company and First Wisconsin Trust Company, providing for the issuance of First Mortgage Bonds (Exhibit 4(c)(3) to Form S-3 of Xcel Energy filed April 18, 2018 (file no. 333-224333)).

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
101
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

April 27, 2018	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)