Form 10-K/A
period 2017-12-31
NORTHERN STATES POWER CO /WI/
filed 2018-07-27
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-03140
NORTHERN STATES POWER COMPANY
(Exact name of registrant as specified in its charter)

Wisconsin	39-0508315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

This Form 10-K/A (Amendment No. 1) is filed by NSP-Wisconsin.  NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the SEC.  This report should be read in its entirety.

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A (the "Amendment") for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2018 (the “Original Form 10-K”), solely to correct an administrative error in the date of the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (the “Report”). The Report in the Original Form 10-K was incorrectly dated as “February 23, 2017.” The correct date is “February 23, 2018.” The Report of Independent Registered Public Accounting Firm with the correct date is filed herewith.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have included the entire text of Part II, Item 8 of the Original Form 10-K in this Amendment. However, there have been no changes to the text of such Part II, Item 8 other than the change stated in the immediately preceding paragraph. Further, there have been no changes to the XBRL data filed in Exhibit 101 of the Original Form 10-K.
This Amendment includes new consent of Deloitte & Touche LLP as Exhibit 23.01 and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.01, 31.02, and 32.01 hereto.
Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other Item of the Original Form 10-K or reflect any events that have occurred after the filing of the Original Form 10-K.

PART II

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
Basis for Opinion
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
February 23, 2018

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
Consolidated Statements of Income — For the three years ended Dec. 31, 2017, 2016 and 2015.
Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2017, 2016 and 2015.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2017, 2016 and 2015.
Consolidated Balance Sheets — As of Dec. 31, 2017 and 2016.
Consolidated Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2017, 2016 and 2015.
Consolidated Statements of Capitalization — As of Dec. 31, 2017 and 2016.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2017, 2016 and 2015.

3.	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors
#	Previously Filed

3.01*	Amended and restated articles of incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) Jan. 21, 2004).
3.02*	By-Laws of Northern States Power Co. (a Wisconsin corporation) as Amended and Restated on Sept. 26, 2013. (Exhibit 3.02 to Form 10-Q/A for the quarter ended Sept. 30, 2013 (file no. 001-03140)).
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

12.01 #	Statement of Computation of Ratio of Earnings to Fixed Charges.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01 #	Statement pursuant to Private Securities Litigation Reform Act of 1995.
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

NORTHERN STATES POWER COMPANY (A WISCONSIN CORPORATION)

July 27, 2018	/s/ ROBERT C. FRENZEL
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