Form 10-Q
period 2018-06-30
NORTHERN STATES POWER CO /WI/
filed 2018-07-27
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2018
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Operating revenues
Electric	$209,502	$210,742	$425,868	$427,051
Natural gas	21,981	19,027	78,481	67,374
Other	271	257	549	532
Total operating revenues	231,754	230,026	504,898	494,957

Operating expenses
Electric fuel and purchased power, non-affiliates	3,562	3,583	6,460	6,456
Purchased power, affiliates	101,629	101,793	202,940	208,251
Cost of natural gas sold and transported	8,507	8,563	37,230	34,550
Operating and maintenance expenses	48,934	48,532	99,278	97,716
Conservation expenses	3,144	3,177	6,122	6,231
Depreciation and amortization	31,449	27,628	62,036	54,677
Taxes (other than income taxes)	7,053	7,005	14,366	13,878
Total operating expenses	204,278	200,281	428,432	421,759

Operating income	27,476	29,745	76,466	73,198

Other expense, net	(509)	(595)	(869)	(1,027)
Allowance for funds used during construction — equity	2,246	1,751	4,101	3,038

Interest charges and financing costs
Interest charges — includes other financing costs of $485 and $461, $963, and $917 respectively	9,763	8,656	19,358	17,338
Allowance for funds used during construction — debt	(1,009)	(749)	(1,845)	(1,299)
Total interest charges and financing costs	8,754	7,907	17,513	16,039

Income before income taxes	20,459	22,994	62,185	59,170
Income taxes	5,270	8,753	15,580	22,510
Net income	$15,189	$14,241	$46,605	$36,660

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net income	$15,189	$14,241	$46,605	$36,660
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $9, $12, $17 and $24, respectively	23	19	46	38
Other comprehensive income	23	19	46	38
Comprehensive income	$15,212	$14,260	$46,651	$36,698

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2018	2017
Operating activities
Net income	$46,605	$36,660
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	62,840	55,434
Deferred income taxes	2,426	22,588
Amortization of investment tax credits	(261)	(262)
Allowance for equity funds used during construction	(4,101)	(3,038)
Net derivative losses	166	115
Other, net	506	(1,505)
Changes in operating assets and liabilities:
Accounts receivable	2,571	(295)
Accrued unbilled revenues	14,811	10,846
Inventories	3,959	2,669
Other current assets	(129)	(58)
Accounts payable	(8,236)	28,882
Net regulatory assets and liabilities	14,584	(3,112)
Other current liabilities	(331)	(9,191)
Pension and other employee benefit obligations	(8,969)	(8,735)
Change in other noncurrent assets	179	(359)
Change in other noncurrent liabilities	365	(2,696)
Net cash provided by operating activities	126,985	127,943

Investing activities
Utility capital/construction expenditures	(121,198)	(90,735)
Allowance for equity funds used during construction	4,101	3,038
Other, net	(104)	(33)
Net cash used in investing activities	(117,201)	(87,730)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	19,000	(14,000)
Repayments of long-term debt	(10)	(27)
Capital contributions from parent	3,326	12,282
Dividends paid to parent	(31,522)	(38,800)
Other, net	(413)	(70)
Net cash used in financing activities	(9,619)	(40,615)

Net change in cash and cash equivalents	165	(402)
Cash and cash equivalents at beginning of period	1,403	1,546
Cash and cash equivalents at end of period	$1,568	$1,144

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(16,494)	$(15,062)
Cash paid for income taxes, net	(12,495)	(9,699)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$18,785	$21,867

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2018	Dec. 31, 2017
Assets
Current assets
Cash and cash equivalents	$1,568	$1,403
Accounts receivable, net	60,880	63,200
Accrued unbilled revenues	45,197	60,008
Other receivables	15,339	15,144
Inventories	13,798	17,758
Regulatory assets	22,933	23,113
Prepaid taxes	24,670	23,606
Prepayments and other	2,865	3,450
Total current assets	187,250	207,682

Property, plant and equipment, net	2,150,296	2,088,728

Other assets
Regulatory assets	279,753	282,217
Other investments	3,001	2,892
Other	81	201
Total other assets	282,835	285,310
Total assets	$2,620,381	$2,581,720

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$151,067	$151,080
Short-term debt	30,000	11,000
Notes payable to affiliates	500	500
Accounts payable	44,930	58,365
Accounts payable to affiliates	25,859	29,628
Dividends payable to parent	16,463	15,481
Regulatory liabilities	41,243	20,712
Environmental liabilities	10,960	10,469
Accrued interest	8,226	8,025
Other	32,955	34,474
Total current liabilities	362,203	339,734

Deferred credits and other liabilities
Deferred income taxes	260,506	256,687
Deferred investment tax credits	7,252	7,514
Regulatory liabilities	391,151	386,807
Environmental liabilities	18,258	19,190
Customer advances	17,553	16,325
Pension and employee benefit obligations	40,899	50,027
Other	18,085	18,747
Total deferred credits and other liabilities	753,704	755,297

Commitments and contingencies
Capitalization
Long-term debt	610,161	610,100
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at June 30, 2018 and Dec. 31, 2017, respectively	93,300	93,300
Additional paid in capital	452,929	449,350
Retained earnings	348,107	334,008
Accumulated other comprehensive loss	(23)	(69)
Total common stockholder’s equity	894,313	876,589
Total liabilities and equity	$2,620,381	$2,581,720

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2018 and Dec. 31, 2017; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2018 and 2017; and its cash flows for the six months ended June 30, 2018 and 2017. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2018 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2017 balance sheet information has been derived from the audited 2017 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2017, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2017, filed with the SEC on Feb. 26, 2018, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2017, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Leases — In February 2016, the Financial Accounting Standards Board (FASB) issued Leases, Topic 842 (Accounting Standards Update (ASU) No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. NSP-Wisconsin has not yet fully determined the impacts of implementation. However, adoption is expected to occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard and proposed in Targeted Improvements, Topic 842 (Proposed ASU 2018-200). On Jan. 1, 2019 agreements considered leases for the use of office space, equipment and natural gas storage assets, as well as certain purchased power agreements (PPAs) for fossil-fueled generating facilities are expected to be recognized on the consolidated balance sheet.

Recently Adopted

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. NSP-Wisconsin implemented the guidance on a modified retrospective basis on Jan. 1, 2018. Results for reporting periods beginning after Dec. 31, 2017 are presented in accordance with Topic 606, while prior period results have not been adjusted and continue to be reported in accordance with prior accounting guidance. Other than increased disclosures regarding revenues related to contracts with customers, the implementation did not have a significant impact on NSP-Wisconsin’s consolidated financial statements. For related disclosures, see Note 13 to the consolidated financial statements.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. As a result of the application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the historical ratemaking treatment, and the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. NSP-Wisconsin implemented the new guidance on Jan. 1, 2018, and as a result, $1.4 million of pension costs were retrospectively reclassified from operating and maintenance expenses to other income, net on the consolidated income statement for the six months ended June 30, 2017. Under a practical expedient permitted by the standard, NSP-Wisconsin used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2018	Dec. 31, 2017
Accounts receivable, net (a)
Accounts receivable	$65,606	$68,073
Less allowance for bad debts	(4,726)	(4,873)
	$60,880	$63,200

(a)	Accounts receivable, net includes $3.8 million and $3.4 million due from affiliates as of June 30, 2018 and Dec. 31, 2017, respectively.

(Thousands of Dollars)	June 30, 2018	Dec. 31, 2017
Inventories
Materials and supplies	$6,879	$6,916
Fuel	3,780	3,866
Natural gas	3,139	6,976
	$13,798	$17,758

(Thousands of Dollars)	June 30, 2018	Dec. 31, 2017
Property, plant and equipment, net
Electric plant	$2,632,764	$2,602,671
Natural gas plant	334,329	326,723
Common and other property	187,120	181,105
Construction work in progress	205,502	148,770
Total property, plant and equipment	3,359,715	3,259,269
Less accumulated depreciation	(1,209,419)	(1,170,541)
	$2,150,296	$2,088,728

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2017, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018, appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

	Six Months Ended June 30
	2018	2017
Federal statutory rate	21.0%	35.0%
State tax, net of federal tax effect	6.2	5.1
Increases (decreases) in tax from:
Regulatory differences - ARAM (a)	(4.7)	(0.1)
Regulatory differences - ARAM deferral (b)	4.6	—
Regulatory differences - other utility plant items	(1.6)	(1.2)
Tax credits, net of federal income tax expense	(0.9)	(0.7)
Other, net	0.5	(0.1)
Effective income tax rate	25.1%	38.0%

(a)	The average rate assumption method (ARAM); a method to flow back excess deferred taxes to customers.

(b)	As we receive direction from our regulatory commissions regarding the return of excess deferred taxes (to our customers resulting from the Tax Cuts and Jobs Act
(TCJA)), the ARAM deferral may decrease during the year, which would result in a reduction to tax expense with a corresponding reduction to revenue.

Federal Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2011	December 2018
2012 - 2014	October 2019
2015	September 2019
2016	September 2020

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. The IRS proposed an adjustment to the federal tax loss carryback claims and in 2015 the IRS forwarded the issue to the Office of Appeals (Appeals). In 2017 Xcel Energy and Appeals reached an agreement and the benefit related to the agreed upon portions was recognized. NSP-Wisconsin did not accrue any income tax benefit related to this adjustment. In the second quarter of 2018, the Joint Committee on Taxation completed its review and took no exception to the agreement. As a result, the remaining unrecognized tax benefit was released and recorded as a payable to the IRS.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). After evaluating the proposed adjustment Xcel Energy filed a protest with the IRS. As of June 30, 2018, the case has been forwarded to Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2018, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2012. In 2016, the state of Wisconsin began an audit of years 2012 and 2013. As of June 30, 2018, NSP-Wisconsin is evaluating the state’s proposed audit adjustments. No material accruals are expected. There were no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2018	Dec. 31, 2017
Unrecognized tax benefit — Permanent tax positions	$1.8	$1.4
Unrecognized tax benefit — Temporary tax positions	0.9	1.0
Total unrecognized tax benefit	$2.7	$2.4

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2018	Dec. 31, 2017
NOL and tax credit carryforwards	$(2.1)	$(1.9)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals progresses and audit resumes, the Wisconsin audit progresses, and other state audits resume. As the IRS Appeals and Wisconsin audit progress and the IRS audit resumes, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2018 and Dec. 31, 2017 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2018 or Dec. 31, 2017.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2017, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018, and in Note 5 to the consolidated financial statements to NSP-Wisconsin's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Tax Reform — Regulatory Proceedings

In May 2018, the Public Service Commission of Wisconsin (PSCW) issued its final order which requires customer refunds of $27 million and defers approximately $5 million until NSP-Wisconsin’s next rate case proceeding.

NSP-Wisconsin — Michigan — In May 2018, the Michigan Public Service Commission (MPSC) approved electric and natural gas tax reform settlement agreements. Most of the electric TCJA benefits were included in NSP-Wisconsin’s recently approved Michigan 2018 electric base rate case. Natural gas TCJA benefits are to be returned to customers commencing in July 2018.

Recently Concluded Regulatory Proceeding — MPSC

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

In March 2018, NSP-Wisconsin reached a settlement in principle with the parties authorizing a 2018 rate increase of approximately $300 thousand, or approximately 2.0 percent, which reflects a portion of the TCJA benefits. The settlement was based on a 9.8 percent ROE and a 52.5 percent equity ratio. In April 2018, the MPSC issued an order approving the settlement agreement, and new rates were implemented on May 1, 2018.

Pending Regulatory Proceeding — Federal Energy Regulatory Commission (FERC)

Midcontinent Independent System Operator, Inc. (MISO) Return on Equity (ROE) Complaints — In November 2013, a group of customers filed a complaint at the FERC against MISO transmission owners (TOs), including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, and the removal of ROE adders (including those for Regional Transmission Organization (RTO) membership), effective Nov. 12, 2013.

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

NSP-Minnesota has recognized a current refund liability consistent with the best estimate of the final ROE.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 to the financial statements, the circumstances set forth in Notes 10 and 11 to the consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2017, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018, and in Notes 5 and 6 to NSP-Wisconsin's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	June 30, 2018	Dec. 31, 2017
Guarantee issued and outstanding	$1.0	$1.0
Current exposure under this guarantee	—	—

Environmental Contingencies

Ashland Manufactured Gas Plant (MGP) Site — NSP-Wisconsin was named a potentially responsible party for contamination at a site in Ashland, Wis. The Ashland/Northern States Power Lakefront Superfund Site (the Site) includes NSP-Wisconsin property, previously operated as a MGP facility (the Upper Bluff), an adjacent city lakeshore park area (Kreher Park) (collectively the Phase I Area); and a sediment area of Lake Superior’s Chequamegon Bay (Phase II Area). NSP-Wisconsin initiated a wet dredge remedy of the Phase II area in 2017. NSP-Wisconsin anticipates completion of Phase II activities in 2018 with final site restoration activities in early 2019. Groundwater treatment activities at the Site will continue for many years.

The current cost estimate for the remediation of the entire site is approximately $175 million, of which approximately $146 million has been spent. As of June 30, 2018 and Dec. 31, 2017, NSP-Wisconsin recorded a total liability of $29 million and $30 million, respectively, for the entire site.

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

Other MGP, Landfill or Disposal Sites — In addition to the Ashland MGP Site, NSP-Wisconsin is currently involved in investigating and/or remediating an MGP, landfill or other disposal site. NSP-Wisconsin has identified one site where contamination is present and where investigation and/or remediation activities are currently underway. Other parties may have responsibility for some portion of the investigation and/or remediation activities. NSP-Wisconsin anticipates that these investigation or remediation activities will continue through at least 2018. NSP-Wisconsin accrued $0.1 million for this site as of June 30, 2018 and Dec. 31, 2017. NSP-Wisconsin anticipates that any amounts spent will be fully recovered from customers.
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

e prime, Xcel Energy Inc. and its other affiliates were sued along with several other gas marketing companies. These cases were all consolidated in the U.S. District Court in Nevada. Six of the cases remain active, which includes a multi-district litigation (MDL) matter consisting of a Colorado class (Breckenridge), a Wisconsin class (Arandell Corp.), a Missouri class, a Kansas class, and two other cases identified as “Sinclair Oil” and “Farmland.” In March 2017, summary judgment was granted by the MDL judge in favor of Xcel Energy and e prime in the Sinclair Oil and Farmland cases. In November 2017, the U.S. District Court in Nevada granted summary judgment against two plaintiffs in the Arandell Corp. case in favor of Xcel Energy and NSP-Wisconsin, leaving only three individual plaintiffs remaining in the litigation. In addition, the plaintiffs’ motions for class certification and remand back to originating courts in these cases were denied in March 2017. Plaintiffs appealed the summary judgment motions granted in the Farmland and Sinclair Oil cases and the denial of class certification and remand to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit). In March 2018, the Ninth Circuit reversed and remanded the summary judgment in the Farmland case. The Farmland defendants subsequently filed a request for further review by the Ninth Circuit, which was denied. In light of the decision in the Farmland case, the Sinclair plaintiffs have requested the Ninth Circuit to reverse the grant of summary judgment without hearing. Oral arguments were presented to the Ninth Circuit in July 2018 regarding this issue and the denial of class certification and it is uncertain when a decision will be issued. In addition, Xcel Energy, NSP-Wisconsin and e prime have concluded that a loss is remote.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$150	$150
Amount outstanding at period end	30	11
Average amount outstanding	18	52
Maximum amount outstanding	41	129
Weighted average interest rate, computed on a daily basis	2.20%	1.23%
Weighted average interest rate at period end	2.29	1.73

Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2018 and Dec. 31, 2017, there were no letters of credit outstanding.

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

At June 30, 2018, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150	$30	$120

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at June 30, 2018 and Dec. 31, 2017.

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	June 30, 2018	Dec. 31, 2017
Notes payable to affiliates	$0.5	$0.5
Weighted average interest rate at period end	2.53%	1.73%

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

At June 30, 2018, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.

The following table details the gross notional amounts of commodity options at June 30, 2018 and Dec. 31, 2017:

(Amounts in Thousands) (a)(b)	June 30, 2018	Dec. 31, 2017
Million British thermal units of natural gas	58	42

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended June 30, 2018 and 2017. There were $0.1 million of net losses reclassified from accumulated other comprehensive loss into earnings during both the six months ended June 30, 2018 and 2017.

During the three and six months ended June 30, 2018, changes in the fair value of natural gas commodity derivatives resulted in immaterial net losses recognized as regulatory assets and liabilities. For the three and six months ended June 30, 2017, changes in the fair value of natural gas commodity derivatives resulted in immaterial and $0.1 million of net losses recognized as regulatory assets and liabilities, respectively. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

There were no natural gas commodity derivative settlement gains or losses recognized and $0.2 million of losses recognized for the six months ended June 30, 2018 and 2017, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate. There were no gains or losses recognized during the three months ended June 30, 2018 and 2017.

NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2018 and 2017. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2018
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$28	$—	$28	$—	$28

	Dec. 31, 2017
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$14	$—	$14	$—	$14

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2018 and Dec. 31, 2017.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in prepayments and other current assets balance of $2.9 million and $3.5 million at June 30, 2018 and Dec. 31, 2017, respectively, in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of June 30, 2018 and Dec. 31, 2017, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2018		Dec. 31, 2017
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$761,228	$816,474	$761,180	$856,106

The fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2018 and Dec. 31, 2017, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2018	2017	2018	2017
Interest (expense) income	$(15)	$61	$141	$204
Other nonoperating income	42	75	48	230
Other nonoperating expense	(3)	(4)	(7)	(7)
Insurance policy expense	(47)	(49)	(94)	(98)
Benefits non-service cost	(486)	(678)	(957)	(1,356)
Other expense, net	$(509)	$(595)	$(869)	$(1,027)

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2018
Operating revenues (a)	$209,502	$21,981	$271	$—	$231,754
Intersegment revenues	106	127	—	(233)	—
Total revenues	$209,608	$22,108	$271	$(233)	$231,754
Net income (loss)	$15,481	$(148)	$(144)	$—	$15,189

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2017
Operating revenues (a)	$210,742	$19,027	$257	$—	$230,026
Intersegment revenues	123	68	—	(191)	—
Total revenues	$210,865	$19,095	$257	$(191)	$230,026
Net income (loss)	$14,516	$(973)	$698	$—	$14,241

(a)	Operating revenues include $38 million and $43 million of affiliate electric revenue for the three months ended June 30, 2018 and 2017, respectively.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2018
Operating revenues (a)	$425,868	$78,481	$549	$—	$504,898
Intersegment revenues	215	275	—	(490)	—
Total revenues	$426,083	$78,756	$549	$(490)	$504,898
Net income	$35,925	$10,250	$430	$—	$46,605

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2017
Operating revenues (a)	$427,051	$67,374	$532	$—	$494,957
Intersegment revenues	219	182	—	(401)	—
Total revenues	$427,270	$67,556	$532	$(401)	$494,957
Net income	$29,986	$5,572	$1,102	$—	$36,660

(a)	Operating revenues include $76 million and $85 million of affiliate electric revenue for the six months ended June 30, 2018 and 2017, respectively.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1,194	$1,155	$9	$7
Interest cost (a)	1,360	1,555	142	148
Expected return on plan assets (a)	(2,257)	(2,295)	(16)	(8)
Amortization of prior service (credit) cost (a)	(6)	34	(88)	(88)
Amortization of net loss (a)	1,419	1,461	139	109
Net periodic benefit cost	1,710	1,910	186	168
Costs not recognized due to the effects of regulation	—	—	—	—
Net benefit cost recognized for financial reporting	$1,710	$1,910	$186	$168

	Six Months Ended June 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2,389	$2,309	$18	$14
Interest cost (a)	2,720	3,109	284	296
Expected return on plan assets (a)	(4,513)	(4,590)	(32)	(16)
Amortization of prior service (credit) cost (a)	(14)	69	(176)	(176)
Amortization of net loss (a)	2,837	2,923	278	218
Net periodic benefit cost	3,419	3,820	372	336
Credits not recognized due to the effects of regulation	221	—	—	—
Net benefit cost recognized for financial reporting	$3,640	$3,820	$372	$336

(a) The components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the income statement or capitalized on the balance sheet as a regulatory asset.

In January 2018, contributions of $150 million were made across four of Xcel Energy’s pension plans, of which $10.0 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2018.

12.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2018 and 2017 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Accumulated other comprehensive loss at April 1	$(46)	$(114)
Losses reclassified from net accumulated other comprehensive loss	23	19
Net current period other comprehensive income	23	19
Accumulated other comprehensive loss at June 30	$(23)	$(95)

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Accumulated other comprehensive loss at Jan. 1	$(69)	$(133)
Losses reclassified from net accumulated other comprehensive loss	46	38
Net current period other comprehensive income	46	38
Accumulated other comprehensive loss at June 30	$(23)	$(95)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
Losses on cash flow hedges:
Interest rate derivatives	$32	(a)	$31	(a)
Total, pre-tax	32		31
Tax benefit	(9)		(12)
Total amounts reclassified, net of tax	$23		$19

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Losses on cash flow hedges:
Interest rate derivatives	$63	(a)	$62	(a)
Total, pre-tax	63		62
Tax benefit	(17)		(24)
Total amounts reclassified, net of tax	$46		$38

(a)	Included in interest charges.

13. Revenues

NSP-Wisconsin principally generates revenue from the generation, transmission, distribution and sale of electricity and the transportation, distribution and sale of natural gas to retail customers. Performance obligations related to the sale of energy are satisfied as energy is delivered to customers. NSP-Wisconsin recognizes revenue in an amount that corresponds directly to the price of the energy delivered to the customer. The measurement of energy sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recognized. Contract terms are generally short-term in nature, and as such NSP-Wisconsin does not recognize a separate financing component of its collections from customers. NSP-Wisconsin presents its revenues net of any excise or other fiduciary-type taxes or fees.

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

	Three Months Ended June 30, 2018
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$58,734	$10,912	$10	$69,656
Commercial and industrial (C&I)	106,367	9,407	25	115,799
Other	1,782	—	236	2,018
Total retail	166,883	20,319	271	187,473
Interchange	38,370	—	—	38,370
Other	1,360	1,069	—	2,429
Total revenue from contracts with customers	206,613	21,388	271	228,272
Alternative revenue and other	2,889	593	—	3,482
Total revenues	$209,502	$21,981	$271	$231,754

	Three Months Ended June 30, 2017
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$54,754	$9,015	$—	$63,769
C&I	107,899	8,577	27	116,503
Other	1,678	—	230	1,908
Total retail	164,331	17,592	257	182,180
Interchange	42,965	—	—	42,965
Other	523	910	—	1,433
Total revenue from contracts with customers	207,819	18,502	257	226,578
Alternative revenue and other	2,923	525	—	3,448
Total revenues	$210,742	$19,027	$257	$230,026

	Six Months Ended June 30, 2018
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$126,537	$41,238	$26	$167,801
Commercial and industrial (C&I)	211,184	33,957	50	245,191
Other	3,388	—	473	3,861
Total retail	341,109	75,195	549	416,853
Interchange	76,044	—	—	76,044
Other	2,864	2,076	—	4,940
Total revenue from contracts with customers	420,017	77,271	549	497,837
Alternative revenue and other	5,851	1,210	—	7,061
Total revenues	$425,868	$78,481	$549	$504,898

	Six Months Ended June 30, 2017
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$120,797	$35,643	$20	$156,460
C&I	210,279	28,835	51	239,165
Other	3,198	—	461	3,659
Total retail	334,274	64,478	532	399,284
Interchange	85,343	—	—	85,343
Other	1,492	1,818	—	3,310
Total revenue from contracts with customers	421,109	66,296	532	487,937
Alternative revenue and other	5,942	1,078	—	7,020
Total revenues	$427,051	$67,374	$532	$494,957

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements including the TCJA’s impact to NSP-Wisconsin and its customers, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including the NSP-Wisconsin Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2017, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018, and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where NSP-Wisconsin has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by NSP-Wisconsin and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability or cost of capital; and employee work force factors.
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

Electric margin is presented as electric revenues less electric fuel and purchased power expenses and natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for electric fuel and purchased power and the cost of natural gas sold and transported are generally recovered through various recovery mechanisms, and as a result, changes in these expenses are offset in operating revenues. Management believes electric and natural gas margins provide the most meaningful basis for evaluating our operations because they exclude the revenue impact of fluctuations in these expenses. These margins can be reconciled to operating income, a GAAP measure, by including other operating revenues, operating and maintenance expenses, conservation expenses, depreciation and amortization and taxes (other than income taxes).

Results of Operations

NSP-Wisconsin’s net income was approximately $47 million for the six months ended June 30, 2018 compared with approximately $37 million for the same period in 2017. The increase was driven by higher natural gas and electric rates and the impact of favorable weather, partially offset by additional depreciation and amortization expense related to higher invested capital.

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

	Six Months Ended June 30
(Millions of Dollars)	2018	2017
Electric revenues before impact of the TCJA	$437	$427
Electric fuel and purchased power	(209)	(215)
Electric margin before impact of the TCJA	$228	$212
Impact of the TCJA	(11)	—
Electric margin	$217	$212

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended
June 30, 2018:

Electric Revenues

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (Wisconsin and Michigan)	$11
Estimated impact of weather	8
Interchange agreement billings with NSP-Minnesota	(9)
Total increase in electric revenues before impact of the TCJA	$10
Impact of TCJA (offset as a reduction in income tax expense)	(11)
Total decrease in electric revenues	$(1)

Electric Margin

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (Wisconsin and Michigan)	$11
Estimated impact of weather	8
Purchased capacity costs	3
Fuel and purchased power cost recovery	(5)
Interchange agreement billings with NSP-Minnesota	(3)
Other, net	2
Total increase in electric margin before impact of the TCJA	$16
Impact of TCJA (offset as a reduction in income tax expense)	(11)
Total increase in electric margin	$5

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2018	2017
Natural gas revenues before impact of TCJA	$79	$67
Cost of natural gas sold and transported	(37)	(35)
Natural gas margin before impact of the TCJA	$42	$32
Impact of the TCJA (offset as a reduction in income tax expense)	(1)	—
Natural gas margin	$41	$32

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30, 2018:

Natural Gas Revenues

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (Wisconsin and Michigan)	$5
Estimated impact of weather	4
Purchased natural gas adjustment clause recovery	3
Total increase in natural gas revenues before impact of the TCJA	$12
Impact of TCJA (offset as a reduction in income tax expense)	(1)
Total increase in natural gas revenues	$11

Natural Gas Margin

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (Wisconsin and Michigan)	$5
Estimated impact of weather	4
Other, net	1
Total increase in natural gas margin before impact of the TCJA	$10
Impact of TCJA (offset as a reduction in income tax expense)	(1)
Total increase in natural gas margin	$9

Non-Fuel Operating Expenses and Other Items

Depreciation and Amortization — Depreciation and amortization expense increased $7 million, or 13.5 percent for the first six months of 2018 compared to the same period in 2017. The increase was primarily driven by capital expenditures due to planned system investments and increased amortization at the Ashland MGP site.

Income Taxes — Income tax expense decreased $7 million for the first six months of 2018 compared with the same period in 2017. The decrease was primarily driven by a lower federal tax rate due to the TCJA. The ETR was 25.1 percent for the first six months of 2018 compared with 38.0 percent for the same period in 2017. The lower ETR in 2018 is primarily due to the lower federal tax rate. See Note 4 to the consolidated financial statements.

Public Utility Regulation

Except to the extent noted below and in Note 5 to the consolidated financial statements, the circumstances set forth in Public Utility Regulation included in Item 1 of the NSP-Wisconsin Annual Report on Form 10-K, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018, for the year ended Dec. 31, 2017 and Public Utility Regulation included in Item 2 of NSP-Wisconsin's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

NSP-Wisconsin / American Transmission Company, LLC (ATC) - La Crosse to Madison, Wis. Transmission Line — In 2013, NSP-Wisconsin and ATC jointly filed an application with the PSCW for a certificate of public convenience and necessity (CPCN) for a 345 KV transmission line that would extend from La Crosse, Wis. to Madison, Wis.  NSP-Wisconsin’s half of the line will be shared with three co-owners, Dairyland Power Cooperative, WPPI Energy and Southern Minnesota Municipal Power Agency-Wisconsin.

In 2015, the PSCW approved a CPCN and route for the project. Two groups appealed the CPCN order to the La Crosse County Circuit Court (Circuit Court). In May 2017, the Circuit Court issued its decision and the parties appealed aspects of the case to the Wisconsin Court of Appeals. In May 2018, the Wisconsin Court of Appeals concluded the PSCW utilized a rational basis in determining the need for construction along the contested seven-mile portion of the new transmission line. No further appeals are anticipated. The 180-mile project is expected to cost approximately $541 million. NSP-Wisconsin’s portion of the investment, which includes AFUDC, is estimated to be approximately $200 million. Construction on the line began in January 2016, with completion anticipated by late 2018.

2017 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the year ended Dec. 31, 2017 were lower than authorized in rates and outside the two percent annual tolerance band, primarily due to lower purchased power costs coupled with moderate weather and generation sales into the MISO market. Under the fuel cost recovery rules, NSP-Wisconsin may retain approximately $4 million of fuel costs and defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers. In July 2018, the PSCW required NSP-Wisconsin to provide a refund of approximately $10 million to customers, which is expected to start in September 2018.

2018 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the six months ended June 30, 2018 were lower than authorized in rates and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules, primarily due to increased sales to other utilities compared to the forecast used to set authorized rates. Under the fuel cost recovery rules, NSP-Wisconsin may retain the amount of over-recovery up to two percent of authorized annual fuel costs, or approximately $3.4 million. However, NSP-Wisconsin must defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers. Accordingly, NSP-Wisconsin recorded an accrued liability of approximately $2.1 million through June 30, 2018. The amount of the deferral could increase or decrease based on actual fuel costs incurred for the remainder of the year. In the first quarter of 2019, NSP-Wisconsin will file a reconciliation of 2018 fuel costs with the PSCW. The amount of any potential refund is subject to review and approval by the PSCW, which is not expected until mid-2019.

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018, for the year ended Dec. 31, 2017 and in NSP-Wisconsin's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

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

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2018, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2017, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

Item 6 — EXHIBITS

*	Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin (Exhibit 3.01 to Form S-4 (file no. 333-112033) dated Jan. 21, 2004).
3.02*	By-Laws of Northern States Power Co. (a Wisconsin corporation) as Amended and Restated on Sept. 26, 2013 (Exhibit 3.02 to Form 10-Q/A for the quarter ended Sept. 30, 2013 (file no. 001-03140)).
10.01*
Seventh Amendment dated May 7, 2018 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.01 to Form 10-Q of Xcel Energy for the quarter ended June 30, 2018 (file no. 001-03034)).

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
101
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

July 27, 2018	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)