Form 10-Q
period 2018-09-30
NORTHERN STATES POWER CO /WI/
filed 2018-10-26
CIK 72909

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 26, 2018
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2018	2017	2018	2017
Operating revenues
Electric	$240,344	$232,802	$666,212	$659,853
Natural gas	15,355	14,394	93,836	81,768
Other	298	315	847	847
Total operating revenues	255,997	247,511	760,895	742,468

Operating expenses
Electric fuel and purchased power, non-affiliates	3,186	6,181	9,646	12,637
Purchased power, affiliates	106,753	106,697	309,693	314,948
Cost of natural gas sold and transported	6,157	6,032	43,387	40,582
Operating and maintenance expenses	50,057	51,130	149,335	148,846
Conservation expenses	3,058	3,298	9,180	9,529
Depreciation and amortization	31,669	27,979	93,705	82,656
Taxes (other than income taxes)	7,107	7,124	21,473	21,002
Total operating expenses	207,987	208,441	636,419	630,200

Operating income	48,010	39,070	124,476	112,268

Other expense, net	(782)	(583)	(1,651)	(1,610)
Allowance for funds used during construction — equity	2,631	1,705	6,732	4,743

Interest charges and financing costs
Interest charges — includes other financing costs of $495 and $465, $1,458, and $1,382 respectively	10,109	8,647	29,467	25,985
Allowance for funds used during construction — debt	(1,172)	(726)	(3,017)	(2,025)
Total interest charges and financing costs	8,937	7,921	26,450	23,960

Income before income taxes	40,922	32,271	103,107	91,441
Income taxes	9,914	9,946	25,494	32,456
Net income	$31,008	$22,325	$77,613	$58,985

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2018	2017	2018	2017
Net income	$31,008	$22,325	$77,613	$58,985
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $9, $13, $26 and $37, respectively	23	19	69	57
Other comprehensive income	23	19	69	57
Comprehensive income	$31,031	$22,344	$77,682	$59,042

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2018	2017
Operating activities
Net income	$77,613	$58,985
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	94,925	83,797
Deferred income taxes	15,844	37,226
Amortization of investment tax credits	(393)	(392)
Allowance for equity funds used during construction	(6,732)	(4,743)
Net derivative losses	104	82
Other, net	498	(1,503)
Changes in operating assets and liabilities:
Accounts receivable	8,781	3,512
Accrued unbilled revenues	15,341	9,414
Inventories	(627)	(1,798)
Other current assets	5,109	4,990
Accounts payable	(7,546)	1,031
Net regulatory assets and liabilities	(13,611)	(19,309)
Other current liabilities	(4,924)	(9,700)
Pension and other employee benefit obligations	(8,631)	(8,189)
Change in other noncurrent assets	70	(362)
Change in other noncurrent liabilities	1,323	(4,165)
Net cash provided by operating activities	177,144	148,876

Investing activities
Utility capital/construction expenditures	(181,281)	(145,440)
Allowance for equity funds used during construction	6,732	4,743
Other, net	211	(10)
Net cash used in investing activities	(174,338)	(140,707)

Financing activities
(Repayments of) and proceeds from short-term borrowings, net	(11,000)	32,000
Proceeds from issuance of long-term debt	197,110	—
Repayments of long-term debt	(19)	(71)
Capital contributions from parent	6,904	12,297
Dividends paid to parent	(47,986)	(52,640)
Other, net	(67)	(70)
Net cash provided by (used in) financing activities	144,942	(8,484)

Net change in cash and cash equivalents	147,748	(315)
Cash and cash equivalents at beginning of period	1,403	1,546
Cash and cash equivalents at end of period	$149,151	$1,231

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(22,016)	$(21,496)
Cash paid for income taxes, net	(15,833)	(9,339)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$22,731	$25,796

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2018	Dec. 31, 2017
Assets
Current assets
Cash and cash equivalents	$149,151	$1,403
Accounts receivable, net	51,424	63,200
Accrued unbilled revenues	44,667	60,008
Other receivables	15,339	15,144
Inventories	18,385	17,758
Regulatory assets	23,110	23,113
Prepaid taxes	18,941	23,606
Prepayments and other	3,474	3,450
Total current assets	324,491	207,682

Property, plant and equipment, net	2,190,260	2,088,728

Other assets
Regulatory assets	285,587	282,217
Other investments	2,682	2,892
Other	278	201
Total other assets	288,547	285,310
Total assets	$2,803,298	$2,581,720

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$151,061	$151,080
Short-term debt	—	11,000
Notes payable to affiliates	500	500
Accounts payable	49,663	58,365
Accounts payable to affiliates	25,761	29,628
Dividends payable to parent	18,169	15,481
Regulatory liabilities	22,218	20,712
Environmental liabilities	14,046	10,469
Accrued interest	11,239	8,025
Other	24,535	34,474
Total current liabilities	317,192	339,734

Deferred credits and other liabilities
Deferred income taxes	272,118	256,687
Deferred investment tax credits	7,122	7,514
Regulatory liabilities	398,578	386,807
Environmental liabilities	13,723	19,190
Customer advances	18,647	16,325
Pension and employee benefit obligations	42,483	50,027
Other	18,101	18,747
Total deferred credits and other liabilities	770,772	755,297

Commitments and contingencies
Capitalization
Long-term debt	807,828	610,100
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Sept. 30, 2018 and Dec. 31, 2017, respectively	93,300	93,300
Additional paid in capital	453,260	449,350
Retained earnings	360,946	334,008
Accumulated other comprehensive loss	—	(69)
Total common stockholder’s equity	907,506	876,589
Total liabilities and equity	$2,803,298	$2,581,720

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2018 and Dec. 31, 2017; the results of its operations, including the components of net income and comprehensive income for the three and nine months ended Sept. 30, 2018 and 2017; and its cash flows for the nine months ended Sept. 30, 2018 and 2017. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2018 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2017 balance sheet information has been derived from the audited 2017 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2017, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2017, filed with the SEC on Feb. 26, 2018, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Recently Issued

Leases — In February 2016, the Financial Accounting Standards Board (FASB) issued Leases, Topic 842 (Accounting Standards Update (ASU) No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. Adoption will occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard and included in Targeted Improvements, Topic 842 (ASU No. 2018-11). On Jan. 1, 2019, agreements historically disclosed as operating leases for the use of real estate, equipment and certain fossil-fueled generating facilities operated under purchased power agreements (PPAs) are expected to be recognized on the consolidated balance sheet. Other than first-time recognition of these types of operating leases on the consolidated balance sheet, the implementation is not expected to have a significant impact on NSP-Wisconsin’s consolidated financial statements.

Recently Adopted

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. NSP-Wisconsin implemented the guidance on a modified retrospective basis on Jan. 1, 2018. Results for reporting periods beginning after Dec. 31, 2017 are presented in accordance with Topic 606, while prior period results have not been adjusted and continue to be reported in accordance with prior accounting guidance. Other than increased disclosures regarding revenues related to contracts with customers, the implementation did not have a material impact on NSP-Wisconsin’s consolidated financial statements. For related disclosures, see Note 13 to the consolidated financial statements.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. As a result of the application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the historical ratemaking treatment, and the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. NSP-Wisconsin implemented the new guidance on Jan. 1, 2018, and as a result, $0.7 million and $2.0 million of pension costs were retrospectively reclassified from operating and maintenance expenses to other income, net on the consolidated income statement for the three and nine months ended Sept. 30, 2017, respectively. Under a practical expedient permitted by the standard, NSP-Wisconsin used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Accounts receivable, net (a)
Accounts receivable	$56,498	$68,073
Less allowance for bad debts	(5,074)	(4,873)
	$51,424	$63,200

(a)	Accounts receivable, net includes $0.3 million and $3.4 million due from affiliates as of Sept. 30, 2018 and Dec. 31, 2017, respectively.

(Thousands of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Inventories
Materials and supplies	$6,770	$6,916
Fuel	3,718	3,866
Natural gas	7,897	6,976
	$18,385	$17,758

(Thousands of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Property, plant and equipment, net
Electric plant	$2,653,711	$2,602,671
Natural gas plant	339,399	326,723
Common and other property	188,934	181,105
Construction work in progress	235,065	148,770
Total property, plant and equipment	3,417,109	3,259,269
Less accumulated depreciation	(1,226,849)	(1,170,541)
	$2,190,260	$2,088,728

4.	Income Taxes

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

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

	Nine Months Ended Sept. 30
	2018	2017
Federal statutory rate	21.0%	35.0%
State tax (net of federal tax effect)	6.2	5.1
Increases (decreases) in tax from:
Regulatory differences - ARAM (a)	(4.5)	(0.1)
Regulatory differences - ARAM deferral (b)	4.4	—
Regulatory difference - reversal of prior quarters' ARAM deferral (b)	(0.1)	—
Regulatory differences - other utility plant items	(1.4)	(1.3)
Tax credits (net of federal income tax expense)	(0.8)	(1.0)
Other (net)	(0.1)	(2.2)
Effective income tax rate	24.7%	35.5%

(a)	The average rate assumption method (ARAM); a method to flow back excess deferred taxes to customers.

(b)
ARAM has been deferred when regulatory treatment has not been established. As NSP-Wisconsin received direction from its regulatory commissions regarding the return of excess deferred taxes to customers, the ARAM deferral was reversed. This resulted in a reduction to tax expense with a corresponding reduction to revenue.

Federal Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2014	October 2019
2015	September 2019
2016	September 2020

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. In 2017 Xcel Energy and the Office of Appeals (Appeals) reached an agreement and the benefit related to the agreed upon portions was recognized. NSP-Wisconsin did not accrue any income tax benefit related to this adjustment. In the second quarter of 2018, the Joint Committee on Taxation completed its review and took no exception to the agreement. As a result, the remaining unrecognized tax benefit was released and recorded as a payable to the IRS.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). Xcel Energy filed a protest with the IRS. As of Sept. 30, 2018, the case has been forwarded to Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2018, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2012. In 2016, the state of Wisconsin began an audit of years 2012 and 2013. The audit concluded in the third quarter of 2018 with no material adjustments. There were no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Unrecognized tax benefit — Permanent tax positions	$2.0	$1.4
Unrecognized tax benefit — Temporary tax positions	0.9	1.0
Total unrecognized tax benefit	$2.9	$2.4

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2018	Dec. 31, 2017
NOL and tax credit carryforwards	$(2.6)	$(1.9)

It is reasonably possible that NSP-Wisconsin’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals progresses and audit resumes, and state audits resume. As the IRS Appeals progresses and the IRS audit resumes, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2 million.

Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2018 or Dec. 31, 2017.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2017, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018, and in Note 5 to the consolidated financial statements to NSP-Wisconsin's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 and June 30, 2018, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Tax Reform — Regulatory Proceedings

In May 2018, the Public Service Commission of Wisconsin (PSCW) issued its final order for the 2018 TCJA impact, which requires customer refunds of $27 million and defers approximately $5 million until NSP-Wisconsin’s next rate case proceeding.

NSP-Wisconsin — Michigan — In May 2018, the Michigan Public Service Commission approved electric and natural gas tax reform settlement agreements. Most of the electric TCJA benefits were included in NSP-Wisconsin’s recently approved Michigan 2018 electric base rate case. The return of natural gas TCJA benefits is expected to be completed in 2019.

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

Except to the extent noted below and in Note 5 to the financial statements, the circumstances set forth in Notes 10 and 11 to the consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2017, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018, and in Notes 5 and 6 to NSP-Wisconsin's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018, and June 30, 2018, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.

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

Environmental Contingencies

Ashland Manufactured Gas Plant (MGP) Site — NSP-Wisconsin was named a responsible party for contamination at a site in Ashland, Wis. The Ashland/Northern States Power Lakefront Superfund Site (the Site) includes NSP-Wisconsin property, previously operated as a MGP facility, an adjacent city lakeshore park area, and a sediment area of Lake Superior’s Chequamegon Bay. NSP-Wisconsin completed wet dredging at the Site in August of 2018 and anticipates completion of final site restoration activities in early 2019. Groundwater treatment activities at the Site will continue for many years.

The current cost estimate for the remediation of the entire site is approximately $184 million, of which approximately $156 million has been spent. As of Sept. 30, 2018 and Dec. 31, 2017, NSP-Wisconsin recorded a total liability of $28 million and $30 million, respectively, for the entire site.

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

Other MGP, Landfill or Disposal Sites — In addition to the Ashland MGP Site, NSP-Wisconsin is currently involved in investigating and/or remediating an MGP, landfill or other disposal site. NSP-Wisconsin has identified one site where investigation and/or remediation activities are currently underway. Other parties may have responsibility for some portion of the investigation and/or remediation activities. NSP-Wisconsin anticipates that these investigation or remediation activities will continue through at least 2019. NSP-Wisconsin accrued $0.1 million for this site as of Sept. 30, 2018 and Dec. 31, 2017.

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

Employment, Tort and Commercial Litigation

Gas Trading Litigation — e prime, inc. (e prime) is a wholly owned subsidiary of Xcel Energy. e prime was in the business of natural gas trading and marketing but has not engaged in natural gas trading or marketing activities since 2003.  Thirteen lawsuits seeking monetary damages were commenced against e prime and Xcel Energy (and NSP-Wisconsin, in two instances) between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices.

e prime, Xcel Energy Inc. and its other affiliates were sued along with several other gas marketing companies. These cases were all consolidated in the U.S. District Court in Nevada. Six of the cases remain active, which includes a multi-district litigation (MDL) matter consisting of a Colorado class (Breckenridge), a Wisconsin class (Arandell Corp.), a Missouri class, a Kansas class, and two other cases identified as “Sinclair Oil” and “Farmland.” In March 2017, summary judgment was granted by the MDL judge in favor of Xcel Energy and e prime in the Sinclair Oil and Farmland cases. In November 2017, the U.S. District Court in Nevada granted summary judgment against two plaintiffs in the Arandell Corp. case in favor of Xcel Energy and NSP-Wisconsin, leaving only three individual plaintiffs remaining in the litigation. In addition, the plaintiffs’ motions for class certification and remand back to originating courts in these cases were denied in March 2017. Plaintiffs appealed the summary judgment motions granted in the Farmland and Sinclair Oil cases and the denial of class certification and remand to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit). In March 2018, the Ninth Circuit reversed and remanded the summary judgment in the Farmland case. The Farmland defendants subsequently filed a request for further review by the Ninth Circuit, which was denied. Upon Sinclair’s request, the Ninth Circuit reversed and remanded the summary judgment in the Sinclair case. Plaintiffs have asked the lower court to remand the cases back to the court where the actions were originally filed. The defendants have moved for the lower court to issue a renewed summary judgment in the Farmland case. Later in the summer of 2018 the Ninth Circuit also vacated, but did not reverse, the lower court’s denial of class certification. The defendants have drafted a proposal for a renewed denial for the lower court’s consideration. Xcel Energy, NSP-Wisconsin and e prime have concluded that a loss is remote.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$150	$150
Amount outstanding at period end	—	11
Average amount outstanding	24	52
Maximum amount outstanding	48	129
Weighted average interest rate, computed on a daily basis	2.22%	1.23%
Weighted average interest rate at period end	N/A	1.73

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

As of Sept. 30, 2018, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

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

Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	Sept. 30, 2018	Dec. 31, 2017
Notes payable to affiliates	$0.5	$0.5
Weighted average interest rate at period end	2.61%	1.73%

Long-Term Borrowings

During the three months ended Sept. 30, 2018, NSP-Wisconsin issued $200 million of 4.20 percent first mortgage bonds due Sept. 1, 2048.

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

At Sept. 30, 2018, accumulated other comprehensive losses related to interest rate derivatives included no net gains or losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.

The following table details the gross notional amounts of commodity options at Sept. 30, 2018 and Dec. 31, 2017:

(Amounts in Thousands) (a)(b)	Sept. 30, 2018	Dec. 31, 2017
Million British thermal units of natural gas	308	42

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were immaterial pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings during the three months ended Sept. 30, 2018 and 2017. There were $0.1 million of net losses reclassified from accumulated other comprehensive loss into earnings during both the nine months ended Sept. 30, 2018 and 2017.

During the three and nine months ended Sept. 30, 2018, changes in the fair value of natural gas commodity derivatives resulted in immaterial net gains recognized as regulatory assets and liabilities. For the three and nine months ended Sept. 30, 2017, changes in the fair value of natural gas commodity derivatives resulted in $0.1 million and $0.2 million of net losses recognized as regulatory assets and liabilities, respectively. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

There were no natural gas commodity derivative settlement gains or losses recognized and $0.2 million of losses recognized for the nine months ended Sept. 30, 2018 and 2017, respectively, and were subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate. There were no gains or losses recognized during the three months ended Sept. 30, 2018 and 2017.

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

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2018
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$142	$—	$142	$—	$142

	Dec. 31, 2017
	Fair Value			Fair Value Total	Counterparty Netting (a)	Total (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$14	$—	$14	$—	$14

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

(b)	Included in prepayments and other current assets balance of $3.5 million at Sept. 30, 2018 and Dec. 31, 2017 in the consolidated balance sheets.

Fair Value of Long-Term Debt

As of Sept. 30, 2018 and Dec. 31, 2017, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2018		Dec. 31, 2017
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$958,889	$1,000,793	$761,180	$856,106

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

9.	Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2018	2017	2018	2017
Interest income	$271	$138	$412	$342
Other nonoperating income	8	8	56	238
Other nonoperating expense	(4)	(3)	(11)	(10)
Insurance policy income (expense)	166	(48)	72	(146)
Benefits non-service cost	(1,223)	(678)	(2,180)	(2,034)
Other expense, net	$(782)	$(583)	$(1,651)	$(1,610)

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2018
Operating revenues (a)	$240,344	$15,355	$298	$—	$255,997
Intersegment revenues	112	(33)	—	(79)	—
Total revenues	$240,456	$15,322	$298	$(79)	$255,997
Net income (loss)	$34,256	$(3,448)	$200	$—	$31,008

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2017
Operating revenues (a)	$232,802	$14,394	$315	$—	$247,511
Intersegment revenues	144	56	—	(200)	—
Total revenues	$232,946	$14,450	$315	$(200)	$247,511
Net income (loss)	$24,594	$(2,184)	$(85)	$—	$22,325

(a)	Operating revenues include $40 million and $46 million of affiliate electric revenue for the three months ended Sept. 30, 2018 and 2017, respectively.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2018
Operating revenues (a)	$666,212	$93,836	$847	$—	$760,895
Intersegment revenues	327	242	—	(569)	—
Total revenues	$666,539	$94,078	$847	$(569)	$760,895
Net income	$70,181	$6,802	$630	$—	$77,613

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2017
Operating revenues (a)	$659,853	$81,768	$847	$—	$742,468
Intersegment revenues	363	238	—	(601)	—
Total revenues	$660,216	$82,006	$847	$(601)	$742,468
Net income	$54,580	$3,388	$1,017	$—	$58,985

(a)	Operating revenues include $116 million and $131 million of affiliate electric revenue for the nine months ended Sept. 30, 2018 and 2017, respectively.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1,194	$1,154	$9	$7
Interest cost (a)	1,361	1,554	142	147
Expected return on plan assets (a)	(2,256)	(2,295)	(15)	(7)
Amortization of prior service (credit) cost (a)	(8)	35	(88)	(88)
Amortization of net loss (a)	1,418	1,462	138	109
Settlement charge (b)	5,181	—	—	—
Net periodic benefit cost	6,890	1,910	186	168
Costs not recognized due to the effects of regulation	(3,053)	—	—	—
Net benefit cost recognized for financial reporting	$3,837	$1,910	$186	$168

	Nine Months Ended Sept. 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$3,583	$3,463	$27	$21
Interest cost (a)	4,081	4,663	426	443
Expected return on plan assets (a)	(6,769)	(6,885)	(47)	(23)
Amortization of prior service (credit) cost (a)	(22)	104	(264)	(264)
Amortization of net loss (a)	4,255	4,385	416	327
Settlement charge (b)	5,181	—	—	—
Net periodic benefit cost	10,309	5,730	558	504
Costs not recognized due to the effects of regulation	(2,832)	—	—	—
Net benefit cost recognized for financial reporting	$7,477	$5,730	$558	$504

(a) The components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the income statement or capitalized on the balance sheet as a regulatory asset.
(b) A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter as a result of lump-sum distributions during the 2018 plan year, NSP-Wisconsin recorded a pension settlement charge of $5 million, the majority of which was not recognized due to the effects of regulation. A total of $1 million of that amount was recorded in other expense in the third quarter of 2018. In the fourth quarter of 2018 as a result of lump-sum distributions during the 2017 plan year, NSP-Wisconsin recorded a total pension settlement charge of $7 million, the majority of which was not recognized due to the effects of regulation. A total of $2 million of that amount was expensed in the fourth quarter of 2017.

In January 2018, contributions of $150 million were made across four of Xcel Energy’s pension plans, of which $10.0 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2018.

12.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2018 and 2017 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended Sept. 30, 2018	Three Months Ended Sept. 30, 2017
Accumulated other comprehensive loss at July 1	$(23)	$(95)
Losses reclassified from net accumulated other comprehensive loss	23	19
Net current period other comprehensive income	23	19
Accumulated other comprehensive loss at Sept. 30	$—	$(76)

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2018	Nine Months Ended Sept. 30, 2017
Accumulated other comprehensive loss at Jan. 1	$(69)	$(133)
Losses reclassified from net accumulated other comprehensive loss	69	57
Net current period other comprehensive income	69	57
Accumulated other comprehensive loss at Sept. 30	$—	$(76)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2018 and 2017 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2018		Three Months Ended Sept. 30, 2017
Losses on cash flow hedges:
Interest rate derivatives	$32	(a)	$32	(a)
Total, pre-tax	32		32
Tax benefit	(9)		(13)
Total amounts reclassified, net of tax	$23		$19

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2018		Nine Months Ended Sept. 30, 2017
Losses on cash flow hedges:
Interest rate derivatives	$95	(a)	$94	(a)
Total, pre-tax	95		94
Tax benefit	(26)		(37)
Total amounts reclassified, net of tax	$69		$57

(a)	Included in interest charges.

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

	Three Months Ended Sept. 30, 2018
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$67,919	$7,021	$12	$74,952
Commercial and industrial (C&I)	127,936	6,818	24	134,778
Other	1,325	—	262	1,587
Total retail	197,180	13,839	298	211,317
Interchange	39,993	—	—	39,993
Other	363	940	—	1,303
Total revenue from contracts with customers	237,536	14,779	298	252,613
Alternative revenue and other	2,808	576	—	3,384
Total revenues	$240,344	$15,355	$298	$255,997

	Three Months Ended Sept. 30, 2017
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$62,025	$6,428	$48	$68,501
C&I	119,495	6,441	23	125,959
Other	1,329	—	244	1,573
Total retail	182,849	12,869	315	196,033
Interchange	45,916	—	—	45,916
Other	1,157	1,011	—	2,168
Total revenue from contracts with customers	229,922	13,880	315	244,117
Alternative revenue and other	2,880	514	—	3,394
Total revenues	$232,802	$14,394	$315	$247,511

	Nine Months Ended Sept. 30, 2018
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$194,456	$48,259	$38	$242,753
Commercial and industrial (C&I)	339,120	40,775	74	379,969
Other	4,713	—	735	5,448
Total retail	538,289	89,034	847	628,170
Interchange	116,037	—	—	116,037
Other	3,227	3,016	—	6,243
Total revenue from contracts with customers	657,553	92,050	847	750,450
Alternative revenue and other	8,659	1,786	—	10,445
Total revenues	$666,212	$93,836	$847	$760,895

	Nine Months Ended Sept. 30, 2017
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$182,822	$42,071	$68	$224,961
C&I	329,774	35,276	74	365,124
Other	4,527	—	705	5,232
Total retail	517,123	77,347	847	595,317
Interchange	131,259	—	—	131,259
Other	2,649	2,829	—	5,478
Total revenue from contracts with customers	651,031	80,176	847	732,054
Alternative revenue and other	8,822	1,592	—	10,414
Total revenues	$659,853	$81,768	$847	$742,468

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements including the TCJA’s impact to NSP-Wisconsin and its customers, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Wisconsin’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2017, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018 and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: changes in environmental laws and regulations; unusual weather and climate change, including compliance with any accompanying legislative and regulatory changes; ability to recover costs from customers; actions of credit rating agencies; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; costs of potential regulatory penalties; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; fuel costs; and employee work force factors.

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

Electric and Natural Gas Margins

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

Results of Operations

NSP-Wisconsin’s net income was approximately $78 million for the nine months ended Sept. 30, 2018 compared with approximately $59 million for the same period in 2017. The increase was largely due to higher electric and natural gas rates and the impact of favorable weather and sales growth, partially offset by additional depreciation expense related to higher invested capital.

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

	Nine Months Ended Sept. 30
(Millions of Dollars)	2018	2017
Electric revenues before impact of the TCJA	$684	$660
Electric fuel and purchased power	(319)	(328)
Electric margin before impact of the TCJA	$365	$332
Impact of the TCJA	(18)	—
Electric margin	$347	$332

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended
Sept. 30, 2018:

Electric Revenues

(Millions of Dollars)	2018 vs. 2017
Estimated impact of weather	$13
Retail rate increase (Wisconsin and Michigan)	12
Purchased capacity costs	6
Sales growth	4
Interchange agreement billings with NSP-Minnesota	(15)
Other, net	4
Total increase in electric revenues before impact of the TCJA	$24
Impact of TCJA	(18)
Total increase in electric revenues	$6

Electric Margin

(Millions of Dollars)	2018 vs. 2017
Estimated impact of weather	$13
Retail rate increase (Wisconsin and Michigan)	12
Purchased capacity costs	5
Sales growth	4
Interchange agreement billings with NSP-Minnesota	(7)
Other, net	6
Total increase in electric margin before impact of the TCJA	$33
Impact of TCJA	(18)
Total increase in electric margin	$15

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2018	2017
Natural gas revenues before impact of TCJA	$96	$82
Cost of natural gas sold and transported	(43)	(41)
Natural gas margin before impact of the TCJA	$53	$41
Impact of the TCJA (offset as a reduction in income tax expense)	(2)	—
Natural gas margin	$51	$41

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the nine months ended Sept. 30, 2018:

Natural Gas Revenues

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (Wisconsin and Michigan)	$5
Estimated impact of weather	4
Purchased natural gas adjustment clause recovery	3
Sales Growth	1
Other, net	1
Total increase in natural gas revenues before impact of the TCJA	$14
Impact of TCJA	(2)
Total increase in natural gas revenues	$12

Natural Gas Margin

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (Wisconsin and Michigan)	$5
Estimated impact of weather	4
Sales Growth	1
Other, net	2
Total increase in natural gas margin before impact of the TCJA	$12
Impact of TCJA	(2)
Total increase in natural gas margin	$10

Non-Fuel Operating Expenses and Other Items

Depreciation and Amortization — Depreciation and amortization expense increased $11 million, or 13.4 percent for the first nine months of 2018 compared to the same period in 2017. The increase was primarily driven by capital expenditures due to planned system investments and increased amortization at the Ashland MGP site.

Income Taxes — Income tax expense decreased $7 million for the first nine months of 2018 compared with the same period in 2017. The decrease was primarily driven by a lower federal tax rate due to the TCJA. These were partially offset by a higher tax benefit for adjustments attributable to the tax return filed in 2017. The ETR was 24.7 percent for the first nine months of 2018 compared with 35.5 percent for the same period in 2017. The lower ETR in 2018 is primarily due to the lower federal tax rate. See Note 4 to the consolidated financial statements.

Public Utility Regulation

Except to the extent noted below and in Note 5 to the consolidated financial statements, the circumstances set forth in Public Utility Regulation included in Item 1 of the NSP-Wisconsin Annual Report on Form 10-K, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018, for the year ended Dec. 31, 2017 and Public Utility Regulation included in Item 2 of NSP-Wisconsin's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, and June 30, 2018, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

NSP-Wisconsin / American Transmission Company, LLC (ATC) - La Crosse to Madison, Wis. Transmission Line — In 2013, NSP-Wisconsin and ATC jointly filed an application with the PSCW for a certificate of public convenience and necessity (CPCN) for a 345 kilovolts (KV) transmission line that would extend from La Crosse, Wis. to Madison, Wis.  NSP-Wisconsin’s half of the line will be shared with three co-owners, Dairyland Power Cooperative, WPPI Energy and Southern Minnesota Municipal Power Agency-Wisconsin.

In 2015, the PSCW approved a CPCN and route for the project. Construction is nearing completion and the project is expected to be placed-in-service in December 2018.

2017 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the year ended Dec. 31, 2017 were lower than authorized in rates and outside the two percent annual tolerance band, primarily due to lower purchased power costs coupled with moderate weather and generation sales into the MISO market. Under the fuel cost recovery rules, NSP-Wisconsin may retain approximately $4 million of fuel costs and defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers. In July 2018, the PSCW required NSP-Wisconsin to provide a refund of approximately $10 million to customers, which was issued in September 2018.

2018 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for the nine months ended Sept. 30, 2018 were lower than authorized in rates and outside the two percent annual tolerance band established in the Wisconsin fuel cost recovery rules, primarily due to increased sales to other utilities compared to the forecast used to set authorized rates. In 2018, approximately $3.5 million of fuel costs can be recovered and the amount of over-recovery in excess of the two percent annual tolerance may be deferred for future refund to customers. Accordingly, NSP-Wisconsin recorded an accrued liability of approximately $2.3 million through Sept. 30, 2018. The amount of the deferral could increase or decrease based on actual fuel costs incurred for the remainder of the year. In the first quarter of 2019, NSP-Wisconsin will file a reconciliation of 2018 fuel costs with the PSCW. The amount of any potential refund is subject to review and approval by the PSCW, which is not expected until mid-2019.

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Wisconsin Annual Report on Form 10-K, as amended by the NSP-Wisconsin Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 27, 2018, for the year ended Dec. 31, 2017 and in NSP-Wisconsin's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018. In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

Xcel Energy Inc., which includes NSP-Wisconsin, attempts to mitigate the risk of regulatory penalties through formal training on prohibited practices and a compliance function that reviews interaction with the markets under FERC and Commodity Futures Trading Commission jurisdictions. Public campaigns are conducted to raise awareness of the public safety issues of interacting with our electric systems. While programs to comply with regulatory requirements are in place, there is no guarantee the compliance programs or other measures will be sufficient to ensure against violations.

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

In October 2018, the FERC issued an order addressing the four complaint proceedings involving the NETOs base ROE, including the case in which the DC Circuit vacated and remanded Opinion No. 531. Under a new approach, the FERC intends to dismiss an ROE complaint if the targeted utility’s existing ROE falls within the range of presumptively just and reasonable ROEs for a utility of its risk profile, unless that presumption is sufficiently rebutted. The new approach establishes a composite zone of reasonableness based on equal weighting of the Discounted Cash Flows (DCF), Capital Asset Pricing Model (CAPM), and expected earnings models.

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
4.01*
Supplemental Indenture dated as of Sept. 1, 2018 between Northern States Power Company and U.S. Bank National Association, as successor Trustee, creating 4.20 percent First Mortgage Bonds, Series due Sept. 1, 2048 (Exhibit 4.01 to Form 8-K for NSP-Wisconsin filed Sept. 12, 2018 (file no. 001-03140)).

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

Northern States Power Company (a Wisconsin corporation)

Oct. 26, 2018	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)