Form 10-K
period 2018-12-31
NORTHERN STATES POWER CO /WI/
filed 2019-02-22
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-03140	39-0508315
(Commission File Number)	(I.R.S. Employer Identification No.)

(Registrant, State of Incorporation or Organization, Address of Principal Executive Officers and Telephone Number)
Northern States Power Company
(a Wisconsin corporation)
1414 West Hamilton Avenue
Eau Claire, Wisconsin 54701
715-839-2625

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 22, 2019, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 1, 2019. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I
Item l — Business
ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
Circuit Court	La Crosse County Circuit Court
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOT	Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
NERC	North American Electric Reliability Corporation
Ninth Circuit	U.S. Court of Appeals for the Ninth Circuit
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
ATC	American Transmission Company, LLC
ARAM	Average rate assumption method
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CO2	Carbon dioxide
Corps	U.S. Army Corps of Engineers
CPCN	Certificate of public convenience and necessity
CPP	Clean Power Plan
CWA	Clean Water Act
CWIP	Construction work in progress
EMANI	European Mutual Association for Nuclear Insurance
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
ITC	Investment tax credit
LNG	Liquefied natural gas

MDL	Multi-district litigation
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investor Services
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
NOx	Nitrogen oxide
O&M	Operating and maintenance
Opinion 531	Methodology for calculating base ROE adopted by the FERC in June 2014
PI	Prairie Island nuclear generating plant
Pipeline Safety Act	Pipeline Safety, Regulatory Certainty, and Job Creation Act
PPA	Purchased power agreement
PTC	Production tax credit
REC	Renewable energy credit
ROE	Return on equity
RPS	Renewable portfolio standards
RTO	Regional Transmission Organization
SERP	Supplemental executive retirement plan
SO2	Sulfur dioxide
Standard & Poor’s	Standard & Poor’s Ratings Services
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TO	Transmission owner
VIE	Variable interest entity

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2018 (including risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: changes in environmental laws and regulations; climate change and other weather, natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; ability to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; operational safety, including nuclear generation; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices; costs of potential regulatory penalties; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; fuel costs; and employee work force and third party contractor factors.
Where To Find More Information
NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. and Xcel Energy’s website address is www.xcelenergy.com. Xcel Energy makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at http://www.sec.gov.
COMPANY OVERVIEW
NSP-Wisconsin was incorporated in 1901 under the laws of Wisconsin. NSP-Wisconsin conducts business in Wisconsin and Michigan and generates, transmits, distributes and sells electricity as managed on the NSP System. NSP-Wisconsin also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas.

NSP-Wisconsin
Electric customers	0.3 million
Natural gas customers	0.1 million
Consolidated earnings contribution	5% to 10%
Total assets	$2.7 billion
Electric generating capacity	563 MW
Gas storage capacity	3.6 Bcf

ELECTRIC UTILITY OPERATIONS
Electric Operating Statistics

	Year Ended Dec. 31
	2018		2017	2016
Electric sales (Millions of KWh)
Residential	1,959		1,853	1,868
Large C&I	2,029		1,952	1,885
Small C&I	2,970		2,892	2,856
Public authorities and other	27		28	32
Total energy sold	6,985		6,725	6,641

Number of customers at end of period
Residential	218,860		217,525	216,426
Large C&I	126		123	117
Small C&I	40,218		39,740	39,529
Public authorities and other	1,188		1,176	1,142
Total customers	260,392		258,564	257,214

Electric revenues (Millions of Dollars)
Residential	$254.0		$254.2	$248.5
Large C&I	151.0		151.3	142.9
Small C&I	286.3		299.1	287.1
Public authorities and other	6.1		6.1	6.1
Total retail	697.4		710.7	684.6
Wholesale	0.8		—	—
Interchange revenues from NSP-Minnesota	157.9		177.2	170.5
Other electric revenues	22.5		(6.0)	(5.2)
Total electric revenues	$878.6		$881.9	$849.9

KWh sales per retail customer	26,825		26,009	25,819
Revenue per retail customer	$2,678		$2,749	$2,662
Residential revenue per KWh	12.97	¢	13.72 ¢	13.30 ¢
Large C&I revenue per KWh	7.44		7.75	7.58
Small C&I revenue per KWh	9.64		10.34	10.05
Total retail revenue per KWh	9.98		10.57	10.31

Energy Sources 2018

*Distributed generation from the Solar*Rewards® program is not included (approximately 32 million KWh for 2018).

Energy Source Statistics
In 2018, of the NSP System’s total energy generation, 77% was owned and 23% was purchased. In 2017, 75% was owned and 25% was purchased.
Renewable Sources
NSP-Wisconsin’s renewable energy portfolio includes wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. As of Dec. 31, 2018, NSP-Wisconsin was in compliance with its applicable RPS. Renewable percentages will vary year over year based on local weather, system demand and transmission constraints.
NSP System
Renewable energy as a percentage of the NSP System’s total:

	2018	2017
Wind	16.4%	18.3%
Hydroelectric	5.8	6.3
Biomass and solar	4.8	4.2
Renewable	27.0%	28.8%
Wind — The NSP System has more than 130 PPAs ranging from under one MW to more than 200 MW. The NSP System owns and operates five wind farms with 840 MW, net, of capacity.

•	The NSP System had approximately 2,550 MW and 2,600 MW of wind energy on its system at the end of 2018 and 2017, respectively.

•	Average cost per MWh of wind energy under existing PPAs was approximately $44 for 2018 and 2017.

•	Average cost per MWh of wind energy from owned generation was approximately $37 and $42 for 2018 and 2017, respectively.

Non-Renewable Sources
Delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation and the percentage of total fuel requirements represented by each category of fuel:

	Coal (a)		Nuclear		Natural Gas
	Cost	Percent	Cost	Percent	Cost	Percent
2018	$2.13	42%	$0.80	45%	$3.87	13%
2017	2.08	45	0.78	45	4.10	10

(a)	Includes refuse-derived fuel and wood for the NSP System.
Weighted average cost per MMBtu of all fuels for owned electric generation was $1.78 in 2018 and $1.72 in 2017.
See Items 1A and 7 for further information.
Coal — Inventory maintained (in days):

Normal	Dec. 31, 2018 Actual	Dec. 31, 2017 Actual (a)
35 - 50	47	53

(a)	Milder weather, purchase commitments and low power and natural gas prices impacted coal inventory levels.
Coal requirements (in million tons) was 7.8 in 2018 and 8.0 in 2017. Coal supply as a percentage of requirements for 2019 is 8.4 million tons or 76% of contracted coal supply.The general coal purchasing objective is to contract for approximately 75% of year one requirements, 40% of year two requirements and 20% of year three requirements. Increase in estimated million tons was due to lower delivered coal prices at Sherco in January 2019, combined with higher future forecasted gas prices for 2019 (higher burn forecast).
Contracted coal transportation as a percentage of requirements in 2019 and 2020 is 100%.
Natural Gas — Natural gas supplies, transportation and storage services for power plants are procured to provide an adequate supply of fuel. Remaining requirements are procured through a liquid spot market. Generally, natural gas supply contracts have variable pricing that is tied to natural gas indices. Natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes or payments in lieu of delivery.
Contracts and commitments at Dec. 31:

(Millions of Dollars)	Gas Supply	Gas Transportation and Storage (a)
2018	$—	$406
2017	—	398
Year of Expiration	N/A	2020 - 2037

(a)	For incremental supplies, there are limited on-site fuel storage facilities, with a primary reliance on the spot market.
Capacity and Demand
Uninterrupted system peak demand for the NSP System’s electric utility for the last two years, is as follows:

System Peak Demand (in MW)
2018		2017
8,927	June 29	8,546	July 17
The peak demand typically occurs in the summer. The increase in peak load from 2017 to 2018 is partly due to warmer weather in 2018.

Public Utility Regulation
Summary of Regulatory Agencies and Areas of Jurisdiction — Retail rates, services and other aspects of NSP-Wisconsin’s operations are regulated by the PSCW and the MPSC. In addition, each of the state commissions certifies the need for new generating plants and electric transmission lines before the facilities may be sited and built. NSP-Wisconsin is subject to the jurisdiction of the FERC for its wholesale electric operations, hydroelectric generation licensing, accounting practices, wholesale sales for resale, transmission of electricity in interstate commerce, compliance with NERC electric reliability standards, asset transactions and mergers and natural gas transactions in interstate commerce. NSP-Wisconsin is a transmission owning member of the MISO RTO that operates within the MISO RTO and wholesale energy market. NSP-Wisconsin and NSP-Minnesota are jointly authorized by the FERC to make wholesale electric sales at market-based prices.
The PSCW has a biennial base rate filing requirement. By June of each odd numbered year, NSP-Wisconsin must submit a rate filing for the test year beginning the following January.
Fuel and Purchased Energy Cost Recovery Mechanisms — NSP-Wisconsin does not have an automatic electric fuel adjustment clause. Instead, under Wisconsin rules, utilities submit a forward-looking annual fuel cost plan to the PSCW. Once the PSCW approves the fuel cost plan, utilities defer the amount of any fuel cost under-recovery or over-recovery in excess of a 2% annual tolerance band, for future rate recovery or refund. Approval of a fuel cost plan and any rate adjustment for refund or recovery of deferred costs is determined by the PSCW. Rate recovery of deferred fuel cost is subject to an earnings test based on the utility’s most recently authorized ROE. Fuel cost under-collections that exceed the 2% annual tolerance band may not be recovered if the utility earnings for that year exceed the authorized ROE.
NSP-Wisconsin’s electric fuel costs for 2018 were lower than authorized in rates and outside the 2% annual tolerance band, primarily due to greater than forecasted generation sales into the MISO market, and lower purchased power costs coupled with moderate weather. Under the fuel cost recovery rules, NSP-Wisconsin retained approximately $3.6 million of fuel costs and deferred approximately $2.8 million. NSP-Wisconsin will file a reconciliation of 2018 fuel costs with the PSCW, by March 31, 2019.
NSP-Wisconsin’s retail electric rate schedules for Michigan customers include power supply cost recovery factors, which are based on 12-month projections. After each 12-month period, a reconciliation is submitted whereby over-recoveries are refunded and any under-recoveries are collected from the customers.
Wisconsin Energy Efficiency Program — The primary energy efficiency program is funded by the state’s utilities, but operated by independent contractors subject to oversight by the PSCW and the utilities. NSP-Wisconsin recovers these costs from retail customers.
Transmission Initiatives
NSP-Wisconsin operates an integrated system with NSP-Minnesota.
NSP-Wisconsin / ATC - La Crosse to Madison, Wis. Transmission Line — In December 2018, construction was completed on the Badger Coulee 345 KV transmission line. The line extends from La Crosse, WI. to Madison, WI.  NSP-Wisconsin’s half of the line is shared with Dairyland Power Cooperative, WPPI Energy and Southern Minnesota Municipal Power Agency-Wisconsin.

Energy Sources and Transmission Initiatives
The NSP System expects to meet its system capacity requirements through existing power plants, power purchases, conservation improvement program/demand side management options, new generation facilities and expansion of existing power plants.
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
NSP System Resource Plans — In January 2017, the Minnesota Public Utilities Commission approved NSP-Minnesota’s Integrated Resource Plan that includes:

•	Retirement of Sherco Unit 2 in 2023 and Sherco Unit 1 in 2026. The resulting need for 750 MW of capacity in 2026 will be addressed in a future certificate of need proceeding;

•	Acquisition of at least 1,000 MW of wind by 2019. The mix of purchased power and owned facilities was not specified;

•	Acquisition of 650 MW of solar by 2021 either through the community solar gardens program or other cost-effective resources. The mix of purchased power and owned facilities was not specified;

•	Acquisition of at least 400 MW of additional demand response by 2023, and a study of the technical and economic achievability of 1,000 MW of additional demand response in total by 2025; and

•	Achievement of at least 444 gigawatt hours of energy efficiency in all planning years.
Wholesale and Commodity Marketing Operations
NSP-Wisconsin does not serve any wholesale requirements customers at cost-based regulated rates.

NATURAL GAS UTILITY OPERATIONS
Natural Gas Operating Statistics

	Year Ended Dec. 31
	2018		2017		2016
Natural gas deliveries (Thousands of MMBtu)
Residential	7,751		6,981		6,320
C&I	10,071		8,919		8,165
Total retail	17,822		15,900		14,485
Transportation and other	4,710		5,177		4,847
Total deliveries	22,532		21,077		19,332

Number of customers at end of period
Residential	102,309		101,322		100,424
C&I	13,171		13,129		13,015
Total retail	115,480		114,451		113,439
Transportation and other	34		30		30
Total customers	115,514		114,481		113,469

Natural gas revenues (Millions of Dollars)
Residential	$74.7		$65.5		$56.5
C&I	62.9		54.2		46.9
Total retail	137.6		119.7		103.4
Transportation and other	4.0		2.7		2.8
Total natural gas revenues	$141.6		$122.4		$106.2

MMBtu sales per retail customer	154.33		138.92		127.69
Revenue per retail customer	$1,192		$1,046		$912
Residential revenue per MMBtu	9.64	¢	9.38	¢	8.94	¢
C&I revenue per MMBtu	6.25		6.08		5.74
Transportation and other revenue per MMBtu	0.85		0.52		0.58
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily send-out (firm and interruptible) and occurrence date for NSP-Wisconsin:

2018		2017
MMBtu	Date	MMBtu	Date
159,700	Jan. 5	160,170	Dec. 26
Natural gas is purchased from independent suppliers, generally based on market indices that reflect current prices. The natural gas is delivered under transportation agreements with interstate pipelines. These agreements provide for firm deliverable pipeline capacity of 140,195 MMBtu per day.
NSP-Wisconsin contracts with providers of underground natural gas storage services. Agreements provided storage of winter natural gas requirements and peak day firm requirements of 30% and 33% in 2018, respectively.

Natural Gas Supply and Costs
NSP-Wisconsin actively seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio which provides increased flexibility, decreased interruption and financial risk and economical rates. In addition, NSP-Wisconsin conducts natural gas price hedging activities approved by their respective state commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution was $3.84 and $3.88 in 2018 and 2017, respectively.
NSP-Wisconsin has natural gas supply, transportation, and storage agreements that include obligations for purchase and/or delivery of specified volumes or to make payments in lieu of delivery. As of Dec. 31, 2018, NSP-Wisconsin was committed to approximately $89 million of obligations under contracts, which expire in various years from 2019 - 2029.

Public Utility Regulation
Summary of Regulatory Agencies and Areas of Jurisdiction — NSP-Wisconsin is regulated by the PSCW and MPSC. The PSCW has a biennial base-rate filing requirement. By June of each odd-numbered year, NSP-Wisconsin must submit a rate filing for the test year period beginning the following January.
NSP-Wisconsin is subject to the jurisdiction of the FERC with respect to natural gas transactions in interstate commerce. NSP-Wisconsin is subject to the DOT, PSCW and MPSC for pipeline safety compliance.
Natural Gas Cost-Recovery Mechanisms — NSP-Wisconsin has a retail purchased gas adjustment cost-recovery mechanism for Wisconsin to recover the actual cost of natural gas and transportation and storage services.
NSP-Wisconsin’s natural gas rates for Michigan customers include a natural gas cost-recovery factor, which is based on 12-month projections and trued-up to the actual amounts on an annual basis.
GENERAL
Seasonality
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
See Item 7 for further information.
Competition
NSP-Wisconsin is a vertically integrated utility, subject to traditional cost-of-service regulation by state public utilities commissions. NSP-Wisconsin is subject to public policies that promote competition and development of energy markets. NSP-Wisconsin’s industrial and large commercial customers have the ability to generate their own electricity. In addition, customers may have the option of substituting other fuels or relocating their facilities to a lower cost region.
Customers have the opportunity to supply their own power with distributed generation including, but not limited to, solar generation and in most jurisdictions can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them. Several states, including Wisconsin, have policies designed to promote the development of solar and other distributed energy resources through incentive policies. With these incentives and federal tax subsidies, distributed generating resources are potential competitors to NSP-Wisconsin’s electric service business.
The FERC has continued to promote competitive wholesale markets through open access transmission and other means. As a result, NSP-Wisconsin and its wholesale customers can purchase generation resources from competing wholesale suppliers and use the transmission systems of Xcel Energy Inc.’s utility subsidiaries on a comparable basis to serve their native load.
FERC Order No. 1000 seeks to establish competition for construction and operation of certain new electric transmission facilities. State utilities commissions, including the MPUC, have created resource planning programs that promote competition for electricity generation resources used to provide service to retail customers.
NSP-Wisconsin has franchise agreements with cities subject to periodic renewal, however, a city could seek alternative means to access electric power or gas, such as municipalization.

While facing these challenges, NSP-Wisconsin believes its rates and services are competitive with the alternatives currently available.
ENVIRONMENTAL MATTERS
NSP-Wisconsin’s facilities are regulated by federal and state environmental agencies that have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Various company activities require registrations, permits, licenses, inspections and approvals from these agencies. NSP-Wisconsin has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. NSP-Wisconsin’s facilities have been designed and constructed to operate in compliance with applicable environmental standards and related monitoring and reporting requirements. However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or what effect future laws or regulations may have upon NSP-Wisconsin’s operations. NSP-Wisconsin may be required to incur capital expenditures in the future to comply with requirements for remediation of MGP and other legacy sites. The scope and timing of these expenditures cannot be determined until more information is obtained regarding the need for remediation at legacy sites.
NSP-Wisconsin must comply with emissions budgets that require the purchase of emission allowances from other utilities.
There are significant present and future environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. NSP-Wisconsin has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. If future environmental regulations do not provide credit for the investments NSP-Wisconsin has already made or if they require additional initiatives or emission reductions, substantial costs may be incurred. The EPA , as an alternative to the CPP, has proposed a new regulation that, if adopted, would require implementation of heat rate improvement projects at our coal-fired power plants. It is not known what those costs might be until a final rule is adopted and state plans are developed to implement a final regulation. NSP-Wisconsin believes, based on prior state commission practice, it would recover the cost of these initiatives or replacement generation would be recoverable through rates.
NSP-Wisconsin is committed to addressing climate change and potential climate change regulation through efforts to reduce its GHG emissions in a balanced, cost-effective manner. Starting in 2011, NSP-Wisconsin began reporting GHG emissions under the EPA’s mandatory GHG Reporting Program.
EMPLOYEES
As of Dec. 31, 2018, NSP-Wisconsin had 538 full-time employees and two part-time employees, of which 386 were covered under collective-bargaining agreements.
Item 1A — Risk Factors
Xcel Energy, which includes NSP-Wisconsin, is subject to a variety of risks, many of which are beyond our control. Risks that may adversely affect the business, financial condition, results of operations or cash flows are described below. These risks should be carefully considered together with the other information set forth in this report and future reports that Xcel Energy files with the SEC.

Oversight of Risk and Related Processes
A key accountability of the Board of Directors is the oversight of material risk, and our Board of Directors employs an effective process for doing so. Management and the Board of Directors have responsibility for overseeing the identification and mitigation of key risks.
Management identifies and analyzes risks to determine materiality and other attributes such as timing, probability and controllability. Identification and analysis occurs formally through a key risk assessment process by senior management, the financial disclosure process, hazard risk management procedures and internal auditing and compliance with financial and operational controls. Management also identifies and analyzes risk through its business planning process and development of goals and key performance indicators, which include risk identification to determine barriers to implementing NSP-Wisconsin’s strategy. The business planning process also identifies areas in which there is a potential for a business area to assume inappropriate risk to meet goals, and determines how to prevent inappropriate risk-taking.
At a threshold level, NSP-Wisconsin has a robust compliance program and promotes a culture of compliance, including tone at the top. The process for risk mitigation includes adherence to our code of conduct and compliance policies, operation of formal risk management structures and overall business management to mitigate the risks inherent in the implementation of strategy. Building on this culture of compliance, management further mitigates risks through formal risk management structures, including management councils, risk committees and services of corporate areas such as internal audit, corporate controller and legal.
Management communicates regularly with the Board of Directors and key stakeholders regarding risk. Senior management presents and communicates a periodic risk assessment to the Board of Directors. The presentation and the discussion of the key risks provides information on the risks management believes are material, including the earnings impact, timing, likelihood and controllability. Oversight of cybersecurity risks by the Operations, Nuclear, Environmental and Safety Committee includes receiving independent outside assessments of cybersecurity maturity and assessment of plans.
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
Our natural gas transmission and distribution activities include inherent hazards and operating risks, such as leaks, explosions, outages and mechanical problems. Our electric transmission and distribution activities also include inherent hazards and operating risks such as contact, fire and outages which could cause substantial financial losses. These natural gas and electric risks could result in loss of life, significant property damage, environmental pollution, impairment of our operations and substantial losses. We maintain insurance against some, but not all, of these risks and losses. The occurrence of these events, if not fully covered by insurance, could have a material effect on our financial condition, results of operations and cash flows.

Additionally, for natural gas costs that may be required in order to comply with potential new regulations, including the Pipeline Safety Act, could be significant.
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
The PHMSA is responsible for administering the DOT’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines. The PHMSA continues to develop regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance, and emergency response of natural gas pipeline infrastructure.
Our utility operations are subject to long-term planning risks.
Most electric utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of when they are brought in-service subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy.
The electric utility sector is undergoing a period of significant change. For example, increases in appliance, lighting and energy efficiency, wider adoption and lower cost of renewable generation and distributed generation, shifts away from coal generation to decrease CO2 emissions and increasing use of natural gas in electric generation driven by lower natural gas prices. Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources as well as stranded costs if NSP-Wisconsin is not able to fully recover the costs and investments. These changes also introduce additional uncertainty into long-term planning which gives rise to a risk that the magnitude and timing of resource additions and growth in customer demand may not coincide, and that the preference for the types of additions may change from planning to execution. In addition, we are subject to longer-term availability of the natural resource inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Changing customer expectations and technologies are requiring significant investments in advanced grid infrastructure. This increases the exposure to potential outdating of technologies and resultant risks. The inability of coal mining companies to attract capital could disrupt longer-term supplies. Decreasing use per customer driven by appliance and lighting efficiency and the availability of cost-effective distributed generation places downward pressure on sales growth. This may lead to under recovery of costs, excess resources to meet customer demand and increases in electric rates. Finally, multiple states may not agree as to the appropriate resource mix and the differing views may lead to costs incurred to comply with one jurisdiction that are not recoverable across all of the jurisdictions served by the same assets.
Although we do not own any nuclear generating facilities, because our production and transmission system is operated on an integrated basis with NSP-Minnesota’s (an affiliate of NSP-Wisconsin) production and transmission system, we may be subject to risks associated with NSP-Minnesota’s nuclear generation.

NSP-Minnesota’s two nuclear stations, PI and Monticello, subject it to the risks of nuclear generation, which include:

•	Risks associated with use of radioactive material in the production of energy, the management, handling, storage and disposal of radioactive materials;

•
Limitations on insurance available to cover losses that might arise in connection with nuclear operations, as well as obligations to contribute to an insurance pool in the event of damages at a covered U.S. reactor; and,

•
Uncertainties with the technological and financial aspects of decommissioning nuclear plants. For example, assumptions regarding decommissioning costs may change based on economic conditions and changes in the expected life of the asset may cause our funding obligations to change.

The NRC has authority to impose licensing and safety-related requirements for the operation of nuclear generation facilities. The NRC has the authority to impose fines and/or shut down a unit until compliance is achieved. Revised NRC safety requirements could necessitate substantial capital expenditures or an increase in operating expenses. In addition, the Institute for Nuclear Power Operations reviews NSP-Minnesota’s nuclear operations and nuclear generation facilities. Compliance with the Institute for Nuclear Power Operations’ recommendations could result in substantial capital expenditures or a substantial increase in operating expenses.
If an incident did occur, it could have a material effect on our results of operations, financial condition or cash flows. Furthermore, the non-compliance or the occurrence of a serious incident at other nuclear facilities could result in increased regulation of the industry, which may increase NSP-Minnesota’s compliance costs.
We are subject to commodity risks and other risks associated with energy markets and energy production.
If fuel costs increase, customer demand could decline and bad debt expense may rise, which could have a material impact on our results of operations. While we have fuel clause recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered. Delays in the timing of the collection of fuel cost recoveries could impact our cash flows. Low fuel costs have a positive impact on sales, however low oil and natural gas prices could negatively impact oil and gas production activities and subsequently our sales volumes and revenue.
A significant disruption in supply could cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations. Significantly higher energy or fuel costs relative to sales commitments have a negative impact on our cash flows and potentially result in economic losses. Potential market supply shortages may not be fully resolved through alternative supply sources and could cause disruptions in our ability to provide electric and/or natural gas services to our customers. Failure to provide service due to disruptions may also result in fines, penalties or cost disallowances through the regulatory process.
We also engage in wholesale sales and purchases of electric capacity, energy and energy-related products as well as natural gas. In many markets, emission allowances and/or RECs are also needed to comply with various statutes and commission rulings. As a result we are subject to market supply and commodity price risk. Commodity price changes can affect the value of our commodity trading derivatives. We mark certain derivatives to estimated fair market value on a daily basis. Actual settlements can vary significantly from estimated fair values recorded and significant changes from the assumptions underlying our fair value estimates could cause earnings variability.

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
As of Dec. 31, 2018, Xcel Energy Inc. and its utility subsidiaries had approximately $15.8 billion of long-term debt and $1.4 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees. As of Dec. 31, 2018, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $17.8 million and immaterial exposure. Xcel Energy also had additional guarantees of $51.1 million at Dec. 31, 2018 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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
We have historically paid quarterly dividends to Xcel Energy Inc. In 2018, 2017 and 2016 we paid $91.1 million, $64.0 million and $53.1 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for NSP-Wisconsin is imposed by our state regulatory commission. NSP-Wisconsin cannot pay annual dividends in excess of certain amounts if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level. See Note 5 to the consolidated financial statements for further information.
Financial Risks
Our profitability depends on our ability to recover costs from our customers and changes in regulation may impair our ability to recover costs from our customers.
We are subject to comprehensive regulation by federal and state utility regulatory agencies, including siting and construction of facilities, customer service and the rates that we can charge customers.
The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services and earn a return on our capital investment. Our rates are generally regulated and based on an analysis of our costs incurred in a test year. We are subject to both future and historical test years depending upon the regulatory jurisdiction. Thus, the rates we are allowed to charge may or may not match our costs at any given time. Rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital. In a continued low interest rate environment there has been pressure pushing down ROE. There can also be no assurance that our regulatory commissions will judge all of our costs to be prudent, which could result in disallowances, or that the regulatory process will always result in rates that will produce full recovery. Changes in the long-term cost-effectiveness or changes to the operating conditions of our assets may result in early retirements of utility facilities and while regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs leaving all or a portion of these asset costs stranded. Higher than expected inflation or tariffs may increase costs of construction and operations. Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers. Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers, or these factors could cause us to exceed commitments made regarding cost caps and result in less than full recovery. Overall, management currently believes prudently incurred costs are recoverable given the existing regulatory mechanisms in place.
Adverse regulatory rulings or the imposition of additional regulations could have an adverse impact on our results of operations and materially affect our ability to meet our financial obligations, including debt payments.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.
We cannot be assured that our current ratings will remain in effect, or that a rating will not be lowered or withdrawn by a rating agency. Significant events including a disallowance of costs, significantly lower returns on equity or equity ratios or impacts of tax policy changes may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies. Any downgrade could lead to higher borrowing costs and could impact our ability to access capital markets. Also, we may enter into contracts that require the posting of collateral or settlement of applicable contracts if credit ratings fall below investment grade.
We are subject to capital market and interest rate risks.
Utility operations require significant capital investment. As a result, we frequently need to access capital markets. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital markets are global and impacted by issues and events throughout the world. Capital market disruption events and financial market distress could prevent us from issuing short-term commercial paper, issuing new securities or cause us to issue securities with unfavorable terms and conditions, such as higher interest rates.
Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on our operating results. Changes in interest rates may also impact the fair value of the debt securities in the pension funds, as well as our ability to earn a return on short-term investments of excess cash.
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the overall economy and local economies in the geographic areas we serve, including local unemployment rates.
Credit risk also includes the risk that various counterparties that owe us money or product will become insolvent and/or breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
We may at times have direct credit exposure as part of our local gas distribution company supply activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, such as Southwest Power Pool, Inc, PJM Interconnection, LLC, MISO and Electric Reliability Council of Texas, in which any credit losses are socialized to all market participants.

Increasing costs of our defined benefit retirement plans and employee benefits may adversely affect our results of operations, financial condition or cash flows.
We have defined benefit pension and postretirement plans that cover most of our employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans. Estimates and assumptions may change. In addition, the Pension Protection Act changed the minimum funding requirements for defined benefit pension plans. Therefore, our funding requirements and related contributions may change in the future. Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving NSP-Wisconsin could trigger settlement accounting and could require NSP-Wisconsin to recognize incremental pension expense related to unrecognized plan losses in the year liabilities are paid.
Increasing costs associated with health care plans may adversely affect our results of operations.
Our self-insured costs of health care benefits for eligible employees have increased in recent years. Increasing levels of large individual health care claims and overall health care claims could have an adverse impact on our operating results, financial condition and cash flows. Changes in industry standards utilized in key assumptions (e.g., mortality tables) could have a significant impact on future liabilities and benefit costs. Legislation related to health care could also significantly change our benefit programs and costs.
Federal tax law may significantly impact our business.
NSP-Wisconsin collects through regulated rates estimated federal, state and local tax payments. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Changes to tax depreciable lives and the value of various tax credits may change the economics of resources and our resource selections. There could be timing delays before regulated rates provide for realization of the tax changes in revenues. In addition, certain IRS tax policies such as the requirement to utilize normalization may impact our ability to economically deliver certain types of resources relative to market prices.
Macroeconomic Risks
Economic conditions impact our business.
Our operations are affected by local, national and worldwide economic conditions. Growth in customers and sales are correlated with economic conditions.
Economic conditions may be impacted by insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay timely, increase customer bankruptcies, and may lead to additional bad debt expense.
Further, worldwide economic activity impacts the demand for basic commodities necessary for utility infrastructure, which may impact our ability to acquire sufficient supplies. We operate in a capital intensive industry and federal policy on trade could significantly impact the cost of materials we use. We could be at risk for higher costs for materials and our workforce. There may be delays before these additional costs can be recovered in rates.

Our operations could be impacted by war, acts of terrorism, and threats of terrorism or disruptions due to events.
Our generation plants, fuel storage facilities, transmission and distribution facilities and information and control systems may be targets of terrorist activities. Any disruption could impact operations or result in a decrease in revenues and additional costs to repair and insure our assets. These disruptions could have a material impact on our financial condition, results of operations or cash flows. The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business. We have already incurred increased costs for security and capital expenditures in response to these risks.
The insurance industry has also been affected by these events and the availability of insurance may decrease. In addition, insurance may have higher deductibles, higher premiums and more restrictive policy terms.
A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business, our brand and reputation. Because our facilities are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility or an event (e.g., severe storm, severe temperature extremes, wildfires, generator or transmission facility outage, pipeline rupture, railroad disruption, operator error, sudden and significant increase or decrease in wind generation or a disruption of work force) within our operating systems or on a neighboring system. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our results of operations, financial condition or cash flows.
A cyber incident or security breach could have a material effect on our business.
We operate in an industry that requires the continued operation of sophisticated information technology, control systems and network infrastructure. In addition, we use our systems and infrastructure to create, collect, use, disclose, store, dispose of and otherwise process sensitive information, including company data, customer energy usage data, and personal information regarding customers, employees and their dependents, contractors and other individuals.
Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as information processed in our systems (e.g., information regarding our customers, employees, operations, infrastructure and assets) could be affected by cyber security incidents, including those caused by human error.
Our industry has begun to see an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States and individuals. Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations or causing the release of customer information, all of which could expose us to liability.
Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third party service providers’ operations, could also negatively impact our business.

Our supply chain for procurement of digital equipment may expose software or hardware to these risks and could result in a breach or significant costs of remediation. In addition, such an event would likely receive federal and state regulatory scrutiny. We are unable to quantify the potential impact of cyber security threats or subsequent related actions. These potential cyber security incidents and regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.
We maintain security measures to protect our information technology and control systems, network infrastructure and other assets. However, these assets and the information they process may be vulnerable to cyber security incidents, including the resulting disability, or failures of assets or unauthorized access to assets or information. If our technology systems or those of our third-party service providers were to fail or be breached, we may be unable to fulfill critical business functions. We are unable to quantify the potential impact of cyber security incidents on our business, our brand, and our reputation. The cyber security threat is dynamic and evolves continually, and our efforts to prioritize network monitoring may not be effective given the constant changes to threat vulnerability.
Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by milder weather.
Our electric and natural gas utility businesses are seasonal, and weather patterns can have a material impact on our operating performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand depends heavily upon weather patterns. A significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. Unusually mild winters and summers could have an adverse effect on our financial condition, results of operations, or cash flows.
Our operations use third party contractors in addition to employees to perform periodic and on-going work.
We rely on third party contractors to perform work for operations, maintenance and construction. We have contractual arrangements with these contractors which typically include performance standards, progress payments, insurance requirements and security for performance.
Cyber security breaches have at times exploited third party equipment or software in order to gain access. Poor vendor performance could impact on going operations, restoration operations, our reputation and could introduce financial risk or risks of fines.
Public Policy Risks
We may be subject to legislative and regulatory responses to climate change, with which compliance could be difficult and costly.
Legislative and regulatory responses related to climate change and new interpretations of existing laws create financial risk as our facilities may be subject to additional regulation at either the state or federal level in the future. Such regulations could impose substantial costs on our system.
We may be subject to climate change lawsuits. An adverse outcome could require substantial capital expenditures and could possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant. Such payments or expenditures could affect results of operations, financial condition or cash flows if such costs are not recovered through regulated rates.

Although the United States has not adopted any international or federal GHG emission reduction targets, many states and localities may continue to pursue climate policies in the absence of federal mandates. All of the steps that NSP-Wisconsin has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation or retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies. While those actions likely would have put NSP-Wisconsin in a good position to meet federal or international standards being discussed, the lack of federal action does not adversely impact these state-endorsed actions and plans.
If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations, financial condition or cash flows.
Increased risks of regulatory penalties could negatively impact our business.
The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. The FERC can impose penalties of up to $1.3 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties. Additionally, the PHMSA, Occupational Safety and Health Administration and other federal agencies have penalty authority. In the event of serious incidents, these agencies have become more active in pursuing penalties. Some states have the authority to impose substantial penalties. If a serious reliability or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.
Environmental Risks
We are subject to environmental laws and regulations, with which compliance could be difficult and costly.
We are subject to environmental laws and regulations that affect many aspects of our operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances. Laws and regulations require us to obtain permits, licenses, and approvals and to comply with a variety of environmental requirements. Environmental laws and regulations can also require us to restrict or limit the output of facilities or the use of certain fuels, shift generation to lower-emitting, install pollution control equipment, clean up spills and other contamination and correct environmental hazards. Environmental regulations may also lead to shutdown of existing facilities.
Failure to meet requirements of environmental mandates may result in fines or penalties. We may be required to pay all or a portion of the cost to remediate (i.e., clean-up) sites where our past activities, or the activities of other parties, caused environmental contamination.
We are subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings. It could have a material effect on our results of operations, financial condition or cash flows. If our regulators do not allow us to recover the cost of capital investment or the O&M costs incurred to comply with the requirements.
In addition, existing environmental laws or regulations may be revised, and new laws or regulations may be adopted. We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

We are subject to physical and financial risks associated with climate change and other weather, natural disaster and resource depletion impacts.
Climate change can create physical and financial risk. Physical risks include changes in weather conditions and extreme weather events.
Our customers’ energy needs vary with weather. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease. Increased energy use due to weather changes may require us to invest in generating assets, transmission and infrastructure. Decreased energy use due to weather changes may result in decreased revenues. Extreme weather conditions in general require system backup, costs, and can contribute to increased system stress, including service interruptions. Extreme weather conditions creating high energy demand may raise electricity prices, increasing the cost of energy we provide to our customers.
Severe weather impacts our service territories, primarily when thunderstorms, flooding, tornadoes, wildfires and snow or ice storms occur. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. Periods of extreme temperatures could impact our ability to meet demand. Changes in precipitation resulting in droughts or water shortages could adversely affect our operations. Drought conditions also contribute to the increase in wildfire risk from our electric generation facilities. While we carry liability insurance, given an extreme event, if NSP-Wisconsin was found to be liable for wildfire damages, amounts that potentially exceed our coverage could negatively impact our results of operations, financial condition or cash flows. Drought or water depletion could adversely impact our ability to provide electricity to customers and increase the price paid for energy. We may not recover all costs related to mitigating these physical and financial risks.
Climate change may impact a region’s economy, which could impact our sales and revenues. The price of energy has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as regulation of GHG, could impact the availability of goods and prices charged by our suppliers which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.
Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
Virtually all of the utility plant property of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit	Fuel	Installed	MW (a)
Steam:
Bay Front-Ashland, WI, 3 Units	Coal/Wood/Natural Gas	1948 - 1956	56
French Island-La Crosse, WI, 2 Units	Wood/Refuse	1940 - 1948	16	(b)
Combustion Turbine:
French Island-La Crosse, WI, 2 Units	Oil	1974	122
Wheaton-Eau Claire, WI, 5 Units	Natural Gas/Oil	1973	234
Hydro:
Various locations, 63 Units	Hydro	Various	135
		Total	563

(a)	Summer 2018 net dependable capacity.

(b)	Refuse-derived fuel is made from municipal solid waste.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2018:

Conductor Miles
345 KV	3,415
161 KV	1,823
115 KV	1,817
Less than 115 KV	32,831
NSP-Wisconsin had 203 electric utility transmission and distribution substations at Dec. 31, 2018.
Natural gas utility mains at Dec. 31, 2018:

Miles
Transmission	3
Distribution	2,466
Item 3 — Legal Proceedings
NSP-Wisconsin is involved in various litigation matters that are being defended and handled in the ordinary course of business. Assessment of whether a loss is probable or is a reasonable possibility, and whether a loss or a range of loss is estimable, often involves a series of complex judgments regarding future events. Management maintains accruals for losses that are probable of being incurred and subject to reasonable estimation. Management may be unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to, when (1) damages sought are indeterminate, (2) proceedings are in the early stages,or (3) matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.
See Note 10 to the consolidated financial statements, Item 1 and Item 7 for further information.
Item 4 — Mine Safety Disclosures
None.
PART II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities. See Note 5 to the consolidated financial statements for further information.
The dividends declared during 2018 and 2017 were as follows:

(Millions of Dollars)	2018	2017
First quarter	$16.0	$13.1
Second quarter	16.4	28.8
Third quarter	43.2	11.4
Fourth quarter	17.4	15.5
Item 6 — Selected Financial Data
This is omitted per conditions set forth in general instructions I (1)(a) and (b) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Discussion of financial condition and liquidity for NSP-Wisconsin is omitted per conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly owned subsidiaries. It is replaced with management’s narrative analysis and the results of operations for the current year as set forth in general instructions I(2)(a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as, electric margin, natural gas margin, and ongoing earnings.  Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are adjusted from measures calculated and presented in accordance with GAAP. NSP-Wisconsin’s management uses non-GAAP measures for financial planning and analysis, for reporting of results in determining performance-based compensation, and communicating its earnings outlook to analysts and investors. Non-GAAP financial measures are intended to supplement investors’ understanding of our performance and should not be considered alternatives for financial measures presented in accordance with GAAP. These measures are discussed in more detail below and may not be comparable to other companies’ similarly titled non-GAAP financial measures.
Electric and Natural Gas Margins
Electric margin is presented as electric revenues less electric fuel and purchased power expenses. Natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for electric fuel and purchased power and the cost of natural gas are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Management believes electric and natural gas margins provide the most meaningful basis for evaluating our operations because they exclude the revenue impact of fluctuations in these expenses. These margins can be reconciled to operating income, a GAAP measure, by including other operating revenues, cost of sales-other, O&M expenses, conservation and state implementation plan expenses, depreciation and amortization and taxes (other than income taxes).
Earnings Adjusted for Certain Items (Ongoing Earnings)
Ongoing earnings reflect adjustments to GAAP earnings (net income) for certain items.
Management uses these non-GAAP financial measures to evaluate and provide details of NSP-Wisconsin’s core earnings and underlying performance. Management believes these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin.
Results of Operations
NSP-Wisconsin’s net income was $98.0 million for 2018 compared with $79.4 million for 2017. The increase was driven by a rise in electric and natural gas rates, favorable weather and partially offset by additional depreciation expense related to continued transmission and distribution investments.

Electric Margin
Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power. The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.
Electric revenues and margin before and after the impact of the TCJA:

(Millions of Dollars)	2018	2017
Electric revenues before TCJA impact	$902.1	$881.9
Electric fuel and purchased power before TCJA impact	(424.0)	(437.8)
Electric margin before TCJA impact	$478.1	$444.1
TCJA impact (offset as a reduction in income tax)	(23.5)	—
Electric margin	$454.6	$444.1
Electric Margin

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (Wisconsin and Michigan)	$16.5
Estimated impact of weather	12.5
Purchased capacity costs	5.0
Sales growth	4.0
Interchange agreement billings with NSP-Minnesota	(12.9)
Other, net	8.9
Total increase in electric margin before TCJA impact	$34.0
TCJA impact (offset as a reduction in income tax)	(23.5)
Total increase in electric margin	$10.5
Natural Gas Margin
Total natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin before and after the impact of TCJA:

(Millions of Dollars)	2018	2017
Natural gas revenues before impact of TCJA	$143.9	$122.4
Cost of natural gas sold and transported	(69.1)	(62.3)
Natural gas margin before TCJA impact	$74.8	$60.1
TCJA impact (offset as a reduction in income tax)	(2.3)	—
Natural gas margin	$72.5	$60.1
Natural Gas Margin

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (Wisconsin and Michigan)	$7.8
Estimated impact of weather	4.2
Sales growth	1.0
Other, net	1.7
Total increase in natural gas margin before TCJA impact	$14.7
TCJA impact (offset as a reduction in income tax)	(2.3)
Total increase in natural gas margin	$12.4
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization increased $14.9 million, or 13.4%, for 2018 compared with 2017. The increase was primarily attributable to capital investments.
Income Taxes — Income tax expense decreased $11.9 million for 2018 compared with the same period in 2017. The decrease in income tax expense was primarily due to a lower federal tax rate due to the TCJA, partially offset by higher pretax income earnings and a higher tax benefit for adjustments attributable to the tax return filed in 2017. The ETR was 24.8% for 2018 compared with 35.8% for 2017. The lower ETR in 2018 was primarily due to the adjustments referenced above.

Regulation
FERC and State Regulation — The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Wisconsin, including enforcement of NERC mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Wisconsin’s activities, including regulation of retail rates and environmental matters.
Xcel Energy, which includes NSP-Wisconsin, attempts to mitigate the risk of regulatory penalties through formal training on prohibited practices and a compliance function that reviews interaction with the markets under FERC and Commodity Futures Trading Commission jurisdictions. Public campaigns are conducted to raise awareness of the public safety issues of interacting with our electric systems. While programs to comply with regulatory requirements are in place, there is no guarantee the compliance programs or other measures will be sufficient to ensure against violations. Decisions by these regulators can significantly impact NSP-Wisconsin’s results of operations.
Tax Reform — Regulatory Proceedings
In December 2017, the TCJA was signed into law, enacting significant changes to the Internal Revenue Code, including a reduction of the corporate income tax rate from 35% to 21% and a resulting reduction in deferred tax assets and liabilities.
As a result of IRS requirements and past regulatory treatment of income taxes in the determination of regulated rates, the impacts of TCJA are primarily recognized as a regulatory liability. Treatment of these tax benefits, (e.g., degree to which benefits will be used to refund currently effective rates and/or used to mitigate other costs and potential future rate increases) is subject to regulatory approval.
Concluded and ongoing regulatory TCJA proceedings:

Utility Service	Approval Date	Additional Information
Electric and Natural Gas	May 2018	Wisconsin — In May 2018, the PSCW approved customer refunds of $27 million and deferrals of approximately $5 million until NSP-Wisconsin’s next rate case proceeding.
Electric and Natural Gas	May 2018
Michigan — In May 2018, the MPSC approved electric and natural gas TCJA settlement agreements. Most of the electric TCJA benefits were reflected in NSP-Wisconsin’s approved Michigan 2018 electric base rate case.

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
See Note 8 to the consolidated financial statements for further information.

NSP-Wisconsin is exposed to the impact of adverse changes in price for energy and energy-related products, which is partially mitigated by the use of commodity derivatives. In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral. While NSP-Wisconsin expects that the counterparties will perform under the contracts underlying its derivatives, the contracts expose NSP-Wisconsin to some credit and non-performance risk.
Distress in the financial markets may impact counterparty risk, the fair value of the securities in the pension fund and NSP-Wisconsin’s ability to earn a return on short-term investments.
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
Interest Rate Risk — NSP-Wisconsin is subject to interest rate risk. NSP-Wisconsin’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.
A 100 basis point change in the benchmark rate on NSP-Wisconsin’s variable rate debt would impact annual pretax interest expense by approximately $0.5 million in 2018 and $0.1 million in 2017.
See Note 8 to the consolidated financial statements for further information.
Credit Risk — NSP-Wisconsin is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. NSP-Wisconsin maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.
At Dec. 31, 2018 and 2017, a 10% increase or decrease in commodity prices would have an immaterial impact on credit exposure.
NSP-Wisconsin conducts credit reviews for all counterparties and employ credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase NSP-Wisconsin credit risk.
Item 8 — Financial Statements and Supplementary Data
See Item 15-1 for an index of financial statements included herein.
See Note 14 to the consolidated financial statements for further information.

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
NSP-Wisconsin management assessed the effectiveness of NSP-Wisconsin’s internal control over financial reporting as of Dec. 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2018, NSP-Wisconsin’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ ROBERT C. FRENZEL
Ben Fowke	Robert C. Frenzel
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer
Feb. 22, 2019	Feb. 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Northern States Power Company, a Wisconsin corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company, a Wisconsin corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and common stockholder's equity for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
February 22, 2019

We have served as the Company’s auditor since 2002.

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2018	2017	2016
Operating revenues
Electric, non-affiliates	$720.7	$704.7	$679.5
Electric, affiliates	157.9	177.2	170.4
Natural gas	141.6	122.4	106.2
Other	1.3	1.2	1.1
Total operating revenues	1,021.5	1,005.5	957.2

Operating expenses
Electric fuel and purchased power, non-affiliates	13.1	16.2	15.6
Purchased power, affiliates	410.9	421.6	413.6
Cost of natural gas sold and transported	69.1	62.3	54.4
Operating and maintenance expenses	201.9	201.2	192.0
Conservation program expenses	12.3	12.6	12.7
Depreciation and amortization	126.1	111.2	98.3
Taxes (other than income taxes)	28.7	27.8	27.8
Total operating expenses	862.1	852.9	814.4

Operating income	159.4	152.6	142.8

Other expense, net	(3.1)	(3.5)	(2.5)
Allowance for funds used during construction — equity	9.2	6.7	4.3

Interest charges and financing costs
Interest charges — includes other financing costs of $1.8, $1,9, and $1.9, respectively	39.3	35.0	34.4
Allowance for funds used during construction — debt	(4.1)	(2.8)	(1.8)
Total interest charges and financing costs	35.2	32.2	32.6

Income before income taxes	130.3	123.6	112.0
Income taxes	32.3	44.2	42.9
Net income	$98.0	$79.4	$69.1

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2018	2017	2016
Net income	$98.0	$79.4	$69.1

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $0 and $0, and $0, respectively.	0.1	—	0.1
Other comprehensive income	0.1	—	0.1
Comprehensive income	$98.1	$79.4	$69.2

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2018	2017	2016
Operating activities
Net income	$98.0	$79.4	$69.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	127.6	112.7	99.8
Deferred income taxes	23.3	45.6	37.4
Allowance for equity funds used during construction	(9.2)	(6.7)	(4.3)
Provision for bad debts	4.2	4.1	3.7
Net derivative losses	(0.1)	0.1	0.2
Changes in operating assets and liabilities:
Accounts receivable	(4.6)	(9.9)	(1.4)
Accrued unbilled revenues	3.8	(6.4)	(5.9)
Inventories	(7.5)	0.6	3.3
Other current assets	2.1	0.9	(1.2)
Accounts payable	(9.1)	9.0	10.6
Net regulatory assets and liabilities	(19.8)	(31.2)	(18.6)
Other current liabilities	(13.1)	(2.2)	14.0
Pension and other employee benefit obligations	(14.6)	(8.6)	(6.2)
Other, net	2.7	(7.6)	0.2
Net cash provided by operating activities	183.7	179.8	200.7

Investing activities
Utility capital/construction expenditures	(226.6)	(212.1)	(200.1)
Other, net	0.2	—	1.2
Net cash used in investing activities	(226.4)	(212.1)	(198.9)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	40.0	(49.0)	50.0
Proceeds from issuance of long-term debt	196.6	97.5	—
Repayments of long-term debt	(151.1)	(0.1)	(0.1)
Capital contributions from parent	49.2	48.0	1.9
Dividends paid to parent	(91.1)	(64.0)	(53.1)
Other, net	(0.1)	(0.2)	(0.1)
Net cash provided by (used in) financing activities	43.5	32.2	(1.4)

Net change in cash and cash equivalents	0.8	(0.1)	0.4
Cash and cash equivalents at beginning of period	1.4	1.5	1.1
Cash and cash equivalents at end of period	$2.2	$1.4	$1.5

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(32.9)	$(30.9)	$(30.9)
Cash (paid) received for income taxes, net	(20.6)	(5.0)	5.9
Supplemental disclosure of non-cash investing transactions:
Accrued property, plant and equipment additions	32.0	31.0	22.7
Inventory transfer additions in property, plant and equipment	8.2	5.5	8.3
Allowance for equity funds used during construction in property, plant and equipment	9.2	6.7	4.3

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2018	2017
Assets
Current assets
Cash and cash equivalents	$2.2	$1.4
Accounts receivable, net	75.1	63.2
Accrued unbilled revenues	56.2	60.0
Other receivables	6.8	15.1
Inventories	17.1	17.8
Regulatory assets	22.6	23.1
Prepaid taxes	30.2	23.6
Prepayments	3.3	3.5
Total current assets	213.5	207.7

Property, plant and equipment	2,241.6	2,088.7

Other assets
Regulatory assets	285.5	282.2
Other investments	2.7	2.9
Other	0.2	0.2
Total other assets	288.4	285.3
Total assets	$2,743.5	$2,581.7

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$151.1
Short-term debt	51.0	11.0
Notes payable to affiliates	0.6	0.5
Accounts payable	56.8	58.3
Accounts payable to affiliates	20.0	29.6
Dividends payable to parent	17.4	15.5
Regulatory liabilities	20.9	20.7
Environmental liabilities	10.9	10.5
Accrued interest	8.8	8.0
Other	17.8	34.5
Total current liabilities	204.2	339.7

Deferred credits and other liabilities
Deferred income taxes	280.7	256.7
Deferred investment tax credits	7.0	7.5
Regulatory liabilities	400.1	386.8
Environmental liabilities	18.0	19.2
Customer advances	16.8	16.3
Pension and employee benefit obligations	44.5	50.0
Other	22.3	18.8
Total deferred credits and other liabilities	789.4	755.3

Commitments and contingencies
Capitalization
Long-term debt	807.5	610.1
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Dec. 31, 2018 and 2017, respectively	93.3	93.3
Additional paid in capital	510.1	449.4
Retained earnings	339.0	334.0
Accumulated other comprehensive loss	—	(0.1)
Total common stockholder’s equity	942.4	876.6
Total liabilities and equity	$2,743.5	$2,581.7

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2015	933,000	$93.3	$394.6	$302.7	$(0.2)	$790.4

Net income				69.1		69.1
Other comprehensive income					0.1	0.1
Common dividends declared to parent				(48.5)		(48.5)
Contribution of capital by parent			0.8			0.8
Balance at Dec. 31, 2016	933,000	$93.3	$395.4	$323.3	$(0.1)	$811.9

Net income				79.4		79.4
Other comprehensive income					—	—
Common dividends declared to parent				(68.7)		(68.7)
Contribution of capital by parent			54.0			54.0
Balance at Dec. 31, 2017	933,000	$93.3	$449.4	$334.0	$(0.1)	$876.6

Net income				98.0		98.0
Other comprehensive income					0.1	0.1
Common dividends declared to parent				(93.0)		(93.0)
Contribution of capital by parent			60.7			60.7
Balance at Dec. 31, 2018	933,000	$93.3	$510.1	$339.0	$—	$942.4

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies
General — NSP-Wisconsin is engaged in the regulated generation, transmission, distribution and sale of electricity and in the regulated purchase, transportation, distribution and sale of natural gas.
NSP-Wisconsin’s consolidated financial statements include its wholly-owned subsidiaries and VIEs for which it is the primary beneficiary. In the consolidation process, all intercompany transactions and balances are eliminated. NSP-Wisconsin has investments in certain transmission facilities jointly owned with nonaffiliated utilities. NSP-Wisconsin’s proportionate share of jointly owned facilities is recorded as property, plant and equipment on the consolidated balance sheets and NSP-Wisconsin’s proportionate share of the operating costs associated with these facilities is included in its consolidated statements of income. See Note 3 for further information.
NSP-Wisconsin’s consolidated financial statements and disclosures are presented in accordance with GAAP. All of NSP-Wisconsin’s underlying accounting records also conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions.
NSP-Wisconsin has evaluated the impact of events occurring after Dec. 31, 2018 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
Use of Estimates — NSP-Wisconsin uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used on items such as plant depreciable lives or potential disallowances, AROs, certain regulatory assets and liabilities, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs. Recorded estimates are revised when better information becomes available or when actual amounts can be determined. Those revisions can affect operating results.
Regulatory Accounting — NSP-Wisconsin accounts for income and expense items in accordance with accounting guidance for regulated operations. Under this guidance:

•	Certain costs, which would otherwise be charged to expense or other comprehensive income, are deferred as regulatory assets based on the expected ability to recover the costs in future rates; and

•
Certain credits, which would otherwise be reflected as income or other comprehensive income, are deferred as regulatory liabilities based on the expectation the amounts will be returned to customers in future rates, or because the amounts were collected in rates prior to the costs being incurred.

Estimates of recovering deferred costs and returning deferred credits are based on specific ratemaking decisions or precedent for each item. Regulatory assets and liabilities are amortized consistent with the treatment in the rate setting process.
If changes in the regulatory environment occur, NSP-Wisconsin may no longer be eligible to apply this accounting treatment, and may be required to eliminate regulatory assets and liabilities from its balance sheets. Such changes could have a material effect on NSP-Wisconsin’s results of operations, financial condition or cash flows.
See Note 4 for further information.

Income Taxes — NSP-Wisconsin accounts for income taxes using the asset and liability method, which require deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. NSP-Wisconsin defers income taxes for all temporary differences between pretax financial and taxable income, and between the book and tax bases of assets and liabilities. NSP-Wisconsin uses the tax rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
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
Reversal of certain temporary differences are accounted for as current income tax expense due to the effects of past regulatory practices when deferred taxes were not required to be recorded due to the use of flow through accounting for ratemaking purposes. Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize it over the book depreciable lives of the related property. The requirement to defer and amortize tax credits only applies to federal ITCs related to public utility property. Utility rate regulation also has resulted in the recognition of regulatory assets and liabilities related to income taxes.
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
NSP-Wisconsin reports interest and penalties related to income taxes within the other income and interest charges in the consolidated statements of income.
Xcel Energy Inc. and its subsidiaries, including NSP-Wisconsin, file consolidated federal income tax returns as well as consolidated or separate state income tax returns. Federal income taxes paid by Xcel Energy Inc. are allocated to Xcel Energy Inc.’s subsidiaries based on separate company computations. A similar allocation is made for state income taxes paid by Xcel Energy Inc. in connection with consolidated state filings. Xcel Energy Inc. also allocates its own income tax benefits to its direct subsidiaries.
See Note 7 for further information.
Property, Plant and Equipment and Depreciation — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and AFUDC. The cost of plant retired is charged to accumulated depreciation and amortization. Amounts recovered in rates for future removal costs are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs are charged to expense as incurred. Maintenance and replacement of items determined to be less than a unit of property are charged to operating expenses as incurred. Planned maintenance activities are charged to operating expense unless the cost represents the acquisition of an additional unit of property or the replacement of an existing unit of property.

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
NSP-Wisconsin records depreciation expense using the straight-line method over the plant’s useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.5% in 2018, 3.4% in 2017 and 3.3% in 2016.
See Note 3 for further information.
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
See Note 10 for further information.
Benefit Plans and Other Postretirement Benefits — NSP-Wisconsin maintains pension and postretirement benefit plans for eligible employees. Recognizing the cost of providing benefits and measuring the projected benefit obligation of these plans requires management to make various assumptions and estimates.
Certain unrecognized actuarial gains and losses and unrecognized prior service costs or credits are deferred as regulatory assets and liabilities, rather than recorded as other comprehensive income, based on regulatory recovery mechanisms.
See Note 9 for further information.
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
Estimated remediation costs are regularly adjusted as estimates are revised and remediation proceeds. If other participating potentially responsible parties exist and acknowledge their potential involvement with a site, costs are estimated and recorded only for NSP-Wisconsin’s expected share of the cost.
Future costs of restoring sites are treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses. Removal costs recovered in rates before the related costs are incurred are classified as a regulatory liability.

See Note 10 for further information.
Revenue From Contracts With Customers — Performance obligations related to the sale of energy are satisfied as energy is delivered to customers. NSP-Wisconsin recognizes revenue that corresponds to the price of the energy delivered to the customer. The measurement of energy sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recognized.
NSP-Wisconsin does not recognize a separate financing component of its collections from customers as contract terms are short-term in nature . NSP-Wisconsin presents its revenues net of any excise or sales taxes or fees.
NSP-Wisconsin has various rate-adjustment mechanisms that provide for the recovery of natural gas, electric fuel and purchased energy costs. Cost-adjustment tariffs may increase or decrease the level of revenue collected from customers and are revised periodically for differences between the total amount collected under the clauses and the costs incurred. When applicable, fuel cost over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as regulatory assets. NSP-Wisconsin must submit a forward looking fuel cost plan annually for approval by the PSCW. The rules also allow for deferral of any under-recovery or over-recovery of fuel costs in excess of a 2% annual tolerance band, for future rate recovery or refund, subject to PSCW approval.
Cash and Cash Equivalents — NSP-Wisconsin considers investments in instruments with a remaining maturity of three months or less at the time of purchase, to be cash equivalents.
Accounts Receivable and Allowance for Bad Debts — Accounts receivable are stated at the actual billed amount net of an allowance for bad debts. NSP-Wisconsin establishes an allowance for uncollectible receivables based on a policy that reflects its expected exposure to the credit risk of customers. As of Dec. 31, 2018 and 2017, the allowance for bad debts was $5.6 million and $4.9 million, respectively.
Inventory — Inventory is recorded at average cost. As of Dec. 31, 2018, materials and supplies, fuel and natural gas inventory were $6.7 million, $3.8 million and $6.6 million, respectively. As of Dec. 31, 2017, materials and supplies, fuel and natural gas inventory were $6.9 million, $3.9 million and $7.0 million, respectively.
Fair Value Measurements — NSP-Wisconsin presents cash equivalents, interest rate derivatives and commodity derivatives at estimated fair values in its consolidated financial statements. Cash equivalents are recorded at cost plus accrued interest; money market funds are measured using quoted NAVs. For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used to establish fair value. For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract. In the absence of a quoted price, NSP-Wisconsin may use quoted prices for similar contracts, or internally prepared valuation models to determine fair value.
For the pension and postretirement plan assets published trading data and pricing models, generally using the most observable inputs available, are utilized to estimate fair value for each security.
See Notes 8 and 9 for further information.

Derivative Instruments — NSP-Wisconsin uses derivative instruments in connection with its utility commodity price and interest rate activities, including forward contracts, futures, swaps and options. Any derivative instruments not qualifying for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship. Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
Interest rate hedging transactions are recorded as a component of interest expense. NSP-Wisconsin is allowed to recover in electric or natural gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility.
Normal Purchases and Normal Sales — NSP-Wisconsin enters into contracts for purchases and sales of commodities for use in its operations. At inception, contracts are evaluated to determine whether a derivative exists and/or whether an instrument may be exempted from derivative accounting if designated as a normal purchase or normal sale.
See Note 8 for further information.
Other Utility Items
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
Alternative Revenue — Certain rate rider mechanisms qualify as alternative revenue programs under GAAP. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety or other mandate. When certain criteria are met, such as collection within 24 months, revenue is recognized equal to the revenue requirement, which may include return on rate base items and incentives. The mechanisms are revised periodically for differences between the total amount collected and the revenue recognized, which may increase or decrease the level of revenue collected from customers. Alternative revenues arising from these programs are presented on a gross basis and disclosed separately from revenue from contracts with customers in the period earned.
See Note 6 for further information.
Conservation Programs — NSP-Wisconsin participates in and funds conservation programs in its retail jurisdictions to assist customers in conserving energy and reducing peak demand on the electric and natural gas systems. NSP-Wisconsin recovers approved conservation program costs in base rate revenue.
For operations in the state of Wisconsin, NSP-Wisconsin is required to contribute 1.2% of its three-year average annual operating revenues to the statewide energy efficiency and renewable resource program Focus on Energy. Funding is collected through base rates, and there is no financial incentive provided to the utility. The PSCW has full oversight of Focus on Energy including auditing and verification of programs. The program portfolio is outsourced to a third-party administrator who subcontracts as necessary to implement programs.

Emission Allowances — Emission allowances are recorded at cost plus broker commission fees. The inventory accounting model is utilized for all emission allowances and sales of these allowances are included in electric revenues.
RECs — Cost of RECs that are utilized for compliance purposes is recorded as electric fuel and purchased power expense.
Sales of RECs are recorded in electric revenues on a gross basis. The cost of these RECs are recorded in electric fuel and purchased power expense.

2.	Accounting Pronouncements
Recently Issued
Leases — In 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. Adoption will occur on Jan. 1, 2019 utilizing the package of transition practical expedients provided by the new standard, including carrying forward prior conclusions of whether agreements existing before the adoption date contain leases, and whether existing leases are operating or capital/finance leases. NSP-Wisconsin expects to utilize other expedients offered by the new standard and Leases, Topic 842 (ASU No. 2018-11), including elections to not recognize short term leases on the consolidated balance sheet for certain classes of assets and to implement the standard on a prospective basis. NSP-Wisconsin’s implementation of the new guidance is substantially complete, and the implementation is not expected to have a significant impact on NSP-Wisconsin’s consolidated financial statements.
Recently Adopted
Revenue Recognition — In 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. NSP-Wisconsin implemented the guidance on a modified retrospective basis on Jan. 1, 2018. Results for reporting periods beginning after Dec. 31, 2017 are presented in accordance with Topic 606, while prior period results have not been adjusted and continue to be reported in accordance with prior accounting guidance. The implementation did not have a material impact on NSP-Wisconsin’s consolidated financial statements, other than increased disclosures regarding revenues related to contracts with customers.
Classification and Measurement of Financial Instruments — In 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminated the available-for-sale classification for marketable equity securities and also replaced the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. NSP-Wisconsin implemented the guidance on Jan. 1, 2018 and the adoption impacts were not material.
Presentation of Net Periodic Benefit Cost — In 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost portion of pension cost may be presented as a component of operating income. In addition, only the service cost portion of pension cost is eligible for capitalization. As a result of regulatory accounting treatment, a similar amount of pension cost, including non-service components, will be recognized consistent with historical ratemaking and the impacts of adoption are limited to changes in classification of non-service costs in the consolidated statement of income.

NSP-Wisconsin implemented the new guidance on Jan. 1, 2018. As a result, $4.3 million and $3.0 million of pension costs were retrospectively reclassified from operating and maintenance expenses to other expense, net on the consolidated income statement for 2017 and 2016, respectively. NSP-Wisconsin used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

3.	Property, Plant, and Equipment
Major classes of property, plant and equipment:

(Millions of Dollars)	Dec. 31, 2018	Dec. 31, 2017
Property, plant and equipment
Electric plant	$2,895.5	$2,602.7
Natural gas plant	345.7	326.7
Common and other property	189.7	181.1
CWIP	55.0	148.8
Total property, plant and equipment	3,485.9	3,259.3
Less accumulated amortization	(1,244.3)	(1,170.6)
	$2,241.6	$2,088.7

Joint Ownership of Transmission Facilities
Jointly owned assets as of Dec. 31, 2018:

(Millions of Dollars)	Plant in Service	Accumulated Depreciation	CWIP	Percent Owned
Electric Transmission:
La Crosse, Wis. to Madison, Wis.	$175.4	$2.2	$—	37%
CapX2020 Transmission	168.4	14.5	2.3	81
Total	$343.8	$16.7	$2.3
NSP-Wisconsin’s share of operating expenses and construction expenditures are included in the applicable utility accounts. Respective owners are responsible for providing their own financing.
4. Regulatory Assets and Liabilities
Regulatory assets and liabilities are created for amounts that regulators may allow to be collected, or may require to be paid back to customers in future electric and natural gas rates. NSP-Wisconsin would be required to recognize the write-off of regulatory assets and liabilities in net income or other comprehensive income if changes in the utility industry no longer allow for the application of regulatory accounting guidance under GAAP.
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2018		Dec. 31, 2017
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Environmental remediation costs	1, 10	Various	$16.0	$135.2	$16.0	$136.1
Pension and retiree medical obligations	9	Various	5.5	85.1	5.7	87.5
Excess deferred taxes - TCJA	7	Various	—	25.2	—	22.6
Recoverable deferred taxes on AFUDC recorded in plant		Plant lives	—	16.9	—	14.3
State commission adjustments		Plant lives	0.8	16.8	0.7	15.9
Losses on reacquired debt		Term of related debt	0.2	2.4	0.7	2.7
Other		Various	0.1	3.9	—	3.1
Total regulatory assets			$22.6	$285.5	$23.1	$282.2
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2018		Dec. 31, 2017
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$0.2	$238.3	$—	$236.1
Plant removal costs	1, 10	Plant lives	—	157.7	—	146.4
Deferred electric production and natural gas costs		Less than one year	13.4	—	13.9	—
United States Department of Energy settlement		Less than one year	6.2	—	5.3	—
Other		Various	1.1	4.1	1.5	4.3
Total regulatory liabilities			$20.9	$400.1	$20.7	$386.8

(a)	Includes the revaluation of recoverable/regulated plant ADIT and revaluation impact of non-plant ADIT due to the TCJA.

5.	Borrowings and Other Financing Instruments
Short Term Borrowings
Short-Term Debt — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.
Commercial paper outstanding for NSP-Wisconsin was as follows:

	Three Months Ended Dec. 31, 2018	Year Ended
(Amounts in Millions, Except Interest Rates)		2018	2017	2016
Borrowing limit	$150	$150	$150	$150
Amount outstanding at period end	51	51	11	60
Average amount outstanding	51	28	52	15
Maximum amount outstanding	103	103	129	64
Weighted average interest rate, computed on a daily basis	2.56%	2.31%	1.23%	0.69%
Weighted average interest rate at period end	2.89	2.89	1.73	0.95
Letters of Credit — NSP-Wisconsin may use letters of credit, typically with terms of one-year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2018 and 2017, there were no letters of credit outstanding.
Credit Facility — NSP-Wisconsin must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under this credit facility. The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
Features of the credit facility:

Debt-to-Total Capitalization Ratio(a)		Amount Facility May Be Increased (millions)	Additional Periods For Which a One-Year Extension May Be Requested (b)
2018	2017
48%	47%	N/A	1

(a)	The NSPW financial covenant requires that the debt-to-total capitalization ratio be less than or equal to 65%.

(b)	All extension requests are subject to majority bank group approval.
The credit facility has a cross-default provision that NSP-Wisconsin will be in default on it borrowings under the facility if NSP-Wisconsin or any of its subsidiaries whose total assets exceed 15% of NSP-Wisconsin’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.
If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2018, NSP-Wisconsin was in compliance with all financial covenants.
NSP-Wisconsin had the following committed credit facilities available as of Dec. 31, 2018 (in millions):

Credit Facility (a)	Drawn (b)	Available
$150	$51	$99

(a)	This credit facility matures in June 2021.

(b)	Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the facility outstanding at Dec. 31, 2018 and 2017.
Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	Dec. 31, 2018	Dec. 31, 2017
Notes payable to affiliates	$0.6	$0.5
Weighted average interest rate	2.89%	1.73%

Long-Term Borrowings and Other Financing Instruments
Generally, all property of NSP-Wisconsin is subject to the liens of its first mortgage indentures. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of new issuance.
Long term debt obligations for NSP-Wisconsin as of Dec. 31:

(Millions of Dollars)	Maturity Range	Interest Rate Range 2018	Interest Rate Range 2017	2018	2017
Mortgage bonds	2024-2048	3.3% - 6.38%	3.3% - 6.38%	$800	$750
City of La Crosse resource recovery bond	2021	6.00%	6.00%	19	19
Other				—	2
Unamortized discount				(3)	(3)
Unamortized debt issuance cost				(9)	(7)
Current maturities				—	(151)
Total				$807	$610
Maturities of long-term debt:

(Millions of Dollars)
2019	$—
2020	—
2021	19
2022	—
2023	—
2018 financings:

Amount	Financing Instrument	Interest Rate	Maturity Date
200 million	First mortgage bonds	4.20%	Sept. 1, 2048
2017 financings:

Amount	Financing Instrument	Interest Rate	Maturity Date
100 million	First mortgage bonds	3.75%	Dec. 1, 2047
Deferred Financing Costs — Deferred financing costs of approximately $9 million and $7 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2018 and 2017, respectively. NSP-Wisconsin is amortizing these financing costs over the remaining maturity periods of the related debt.
Dividend Restrictions — NSP-Wisconsin’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings.
NSP-Wisconsin’s state regulatory commission imposes the most restrictive dividend limitations.
Requirements and actuals as of Dec. 31, 2018:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual
Low	High	2018
51.5%	N/A	51.8%

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization
$11.5	million	$1.7	billion	N/A
(a) NSP-Wisconsin cannot pay annual dividends in excess of approximately $55 million if its average equity-to-total capitalization ratio falls below the commission authorized level.

6.	Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues (subsequent to adoption of the revised revenue guidance) consists of the following:

	Year Ended Dec. 31, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$255.2	$73.0	$0.1	$328.3
C&I	444.3	61.6	0.1	506.0
Other	6.1	—	1.1	7.2
Total retail	705.6	134.6	1.3	841.5
Interchange	157.9	—	—	157.9
Other	3.6	4.6	—	8.2
Total revenue from contracts with customers	867.1	139.2	1.3	1,007.6
Alternative revenue and other	11.5	2.4	—	13.9
Total revenues	$878.6	$141.6	$1.3	$1,021.5

7.	Income Taxes
Federal Tax Reform — In 2017, the TCJA was signed into law. The key provisions impacting Xcel Energy (which includes NSP-Wisconsin) generally beginning in 2018, include:

•	Corporate federal tax rate reduction from 35% to 21%;

•	Normalization of resulting plant-related excess deferred taxes;

•	Elimination of the corporate alternative minimum tax;

•	Continued interest expense deductibility and discontinued bonus depreciation for regulated public utilities;

•	Limitations on certain executive compensation deductions;

•	Limitations on certain deductions for NOLs arising after Dec. 31, 2017 (limited to 80% of taxable income);

•	Repeal of the section 199 manufacturing deduction; and

•	Reduced deductions for meals and entertainment as well as state and local lobbying.
Xcel Energy estimated the effects of the TCJA, which have been reflected in the consolidated financial statements.

Reductions in deferred tax assets and liabilities due to a decrease in corporate federal tax rates typically result in a net tax benefit. However, the impacts are primarily recognized as regulatory liabilities refundable to utility customers as a result of IRS requirements and past regulatory treatment.
Estimated impacts of the new tax law for NSP-Wisconsin in December 2017 included:

•
$149 million ($210 million grossed-up for tax) of reclassifications of plant-related excess deferred taxes to regulatory liabilities upon valuation at the new 21% federal rate. The regulatory liabilities will be amortized consistent with IRS normalization requirements, resulting in customer refunds over the average remaining life of the related property;

•
$23 million and $41 million of reclassifications (grossed-up for tax) of excess deferred taxes for non-plant related deferred tax assets and liabilities, respectively, to regulatory assets and liabilities; and,

•
An immaterial income tax benefit related to the federal tax reform implementation, and a $1 million reduction to net income related to the allocation of Xcel Energy Services Inc.’s tax rate change on its deferred taxes.

Xcel Energy accounted for the state tax impacts of federal tax reform based on enacted state tax laws. Any future state tax law changes related to the TCJA will be accounted for in the periods state laws are enacted.
Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2014	October 2019
2015	September 2019
2016	September 2020
2017	September 2021
In 2012, the IRS commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. In 2017, Xcel Energy and the Office of Appeals reached an agreement and the benefit related to the agreed upon portions was recognized. NSP-Wisconsin did not accrue any income tax benefit related to this adjustment. In the second quarter of 2018, the Joint Committee on Taxation completed its review and took no exception to the agreement. As a result, the remaining unrecognized tax benefit was released and recorded as a payable to the IRS.
In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of Dec. 31, 2018, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In the fourth quarter of 2018, the IRS began an audit of tax years 2014 - 2016, however no adjustments have been proposed.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2018, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2014. In the third quarter of 2018, the Wisconsin audit of tax years 2012 - 2013 concluded with no material adjustments. In the fourth quarter of 2018, Wisconsin began an audit of tax years 2014 - 2016. No material adjustments have been proposed.
Unrecognized Tax Benefits — Unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority to an earlier period.
Unrecognized tax benefits - permanent vs. temporary:

(Millions of Dollars)	Dec. 31, 2018	Dec. 31, 2017
Unrecognized tax benefit — Permanent tax positions	$2.0	$1.4
Unrecognized tax benefit — Temporary tax positions	0.8	1.0
Total unrecognized tax benefit	$2.8	$2.4
Changes in unrecognized tax benefits:

(Millions of Dollars)	2018	2017	2016
Balance at Jan. 1	$2.4	$5.3	$4.5
Additions based on tax positions related to the current year	0.2	0.4	0.5
Reductions based on tax positions related to the current year	(0.1)	(0.3)	—
Additions for tax positions of prior years	0.7	1.3	0.5
Reductions for tax positions of prior years	(0.3)	(4.3)	(0.2)
Settlements with taxing authorities	(0.1)	—	—
Balance at Dec. 31	$2.8	$2.4	$5.3
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2018	Dec. 31, 2017
NOL and tax credit carryforwards	$(2.1)	$(1.9)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $1.1 million and $0.8 million for Dec. 31, 2018 and Dec. 31, 2017, respectively.
As the IRS Appeals and federal and Wisconsin audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2.2 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. Payables for interest related to unrecognized tax benefits at Dec. 31, 2018, 2017 and 2016 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2018, 2017 or 2016.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2018	2017
Federal NOL carryforward	$—	$57.8
Federal tax credit carryforwards	4.7	4.3
State NOL carryforward	2.5	5.4

Federal carryforward periods expire between 2021 and 2038 and state carryforward periods expire between 2031 and 2033.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2018	2017 (a)	2016 (a)
Federal statutory rate	21.0%	35.0%	35.0%
State income tax on pretax income, net of federal tax effect	6.2%	5.1%	5.1%
Increases (decreases) in tax from:
Regulatory differences - ARAM (b)	(4.3)	(0.1)	(0.2)
Regulatory differences - deferral of ARAM (c)	4.1	—	—
Regulatory differences - other utility plant items	(1.3)	(1.7)	(0.6)
Tax credits recognized, net of federal income tax expense	(0.8)	(1.0)	(0.7)
Adjustments attributable to tax returns	(0.6)	(2.3)	(0.3)
Change in unrecognized tax benefits	0.4	0.8	0.1
Tax reform	—	—	—
Other, net	0.1	—	(0.1)
Effective income tax rate	24.8%	35.8%	38.3%

(a)	Prior periods have been reclassified to conform to current year presentation.

(b)	ARAM is a method to flow back excess deferred taxes to customers.

(c)
ARAM has been deferred when regulatory treatment has not been established. As Xcel Energy received direction from its regulatory commissions regarding the return of excess deferred taxes to customers, the ARAM deferral was reversed. This resulted in a reduction to tax expense with a corresponding reduction to revenue.

Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2018	2017	2016
Current federal tax expense	$7.6	$2.8	$5.4
Current state tax expense	1.7	—	0.1
Current change in unrecognized tax expense (benefit)	0.2	(3.7)	0.5
Deferred federal tax expense	15.6	32.9	29.6
Deferred state tax expense	7.4	8.0	8.2
Deferred change in unrecognized tax expense (benefit)	0.3	4.7	(0.4)
Deferred ITCs	(0.5)	(0.5)	(0.5)
Total income tax expense	$32.3	$44.2	$42.9
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2018	2017	2016
Deferred tax expense (benefit) excluding items below	$24.0	$(173.9)	$39.5
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(0.7)	219.5	(2.1)
Deferred tax expense	$23.3	$45.6	$37.4

Components of net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2018	2017
Deferred tax liabilities:
Difference between book and tax bases of property	$281.1	$269.5
Regulatory assets	55.4	58.4
Pension expense	13.9	14.2
Other	6.9	7.0
Total deferred tax liabilities	$357.3	$349.1

Deferred tax assets:
Regulatory liabilities	$53.4	$55.8
NOL carryforward	0.4	12.6
Environmental remediation	7.8	8.1
Tax credit carryforward	4.7	4.6
Other employee benefits	4.1	3.9
Deferred ITCs	3.0	3.2
Other	3.2	4.2
Total deferred tax assets	$76.6	$92.4
Net deferred tax liability	$280.7	$256.7

8.	Fair Value of Financial Assets and Liabilities
Fair Value Measurements
The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires disclosures about assets and liabilities measured at fair value. A hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance.

•
Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

•
Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

•
Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.

Specific valuation methods include:
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

Derivative Fair Value Measurements
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
As of Dec. 31, 2018, accumulated other comprehensive loss related to interest rate derivatives included no net gains or losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.
Gross notional amounts of commodity options at Dec. 31:

(Amounts in Millions) (a) (b)	2018	2017
MMBtu of natural gas	1.2	—

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
Consideration of Credit Risk and Concentrations — NSP-Wisconsin continuously monitors the creditworthiness of counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.
Qualifying Cash Flow Hedges — Financial impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income:

(Millions of Dollars)	2018	2017	2016
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(0.1)	$(0.1)	$(0.2)
After-tax net realized losses on derivative transactions reclassified into earnings	0.1	—	0.1
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$—	$(0.1)	$(0.1)
Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were $0.1 million for the years ended Dec. 31, 2018, 2017 and 2016.
Changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.1 million, $0.3 million and $0.2 million for the years ended Dec. 31, 2018, 2017 and 2016, respectively, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

During the years ended Dec. 31, 2018, 2017 and 2016, $0.3 million of natural gas commodity derivatives settlement gains, $0.2 million of settlement losses and $0.8 million of settlement losses, respectively, were recognized subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2018, 2017 and 2016.
Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets measured at fair value on a recurring basis at Dec. 31, 2018:

	Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total (b)
Current derivative assets
Natural gas commodity	$—	$0.2	$—	$0.2	$—	$0.2

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2018. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in the prepayments balance of $3.3 million at Dec. 31, 2018 in the consolidated balance sheet.
NSP-Wisconsin had immaterial derivative assets measured at fair value on a recurring basis at Dec. 31, 2017.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2018		2017
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$807.5	$850.4	$761.2	$856.1
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2018 and 2017, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9.	Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy has several noncontributory, defined benefit pension plans that cover almost all employees. Generally, benefits are based on a combination of years of service and average pay. Xcel Energy’s policy is to fully fund into an external trust the actuarially determined pension costs subject to the limitations of applicable employee benefit and tax laws.

In addition to the qualified pension plans, Xcel Energy maintains a SERP and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions funded by Xcel Energy’s consolidated operating cash flows. Obligations of the SERP and nonqualified plan as of Dec. 31, 2018 and 2017 were $33 million and $37 million, respectively, of which $1 million and $1 million, respectively, were attributable to NSP-Wisconsin. Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $4 million and $5 million, respectively, of which amounts attributable to NSP-Wisconsin were immaterial.
In 2016, Xcel Energy established rabbi trusts to provide partial funding for future distributions of the SERP and its deferred compensation plan. Rabbi trust funding of deferred compensation plan distributions attributable to NSP-Wisconsin will be supplemented by NSP-Wisconsin’s consolidated operating cash flows.
Xcel Energy has a contributory health and welfare benefit plan that provides health care and death benefits to certain Xcel Energy retirees.

•	NSP-Wisconsin discontinued subsidizing health care benefits for non-bargaining employees retiring after 1998 and for bargaining employees who retired after 1999.
Xcel Energy bases the investment-return assumption on expected long-term performance for each of the asset classes in its pension and postretirement health care portfolios. For pension assets, Xcel Energy considers the historical returns achieved by its asset portfolio over the past 20 years longer period, as well as the long-term projected return levels. Xcel Energy and NSP-Wisconsin continually review their pension assumptions.

Pension cost determination assumes a forecasted mix of investment types over the long-term.

•	Investment returns in 2018 were below the assumed level of 7.10%;

•	Investment returns in 2017 were above the assumed level of 7.10%;

•	Investment returns in 2016 were below the assumed level of 7.10%; and

•	In 2019, NSPW-Wisconsin’s expected investment-return assumption is 7.10%.
Pension plan and postretirement benefit assets are invested in a portfolio according to Xcel Energy’s return, liquidity and diversification objectives to provide a source of funding for plan obligations and minimize contributions to the plan, within appropriate levels of risk. The principal mechanism for achieving these objectives is the asset allocation given the long-term risk, return, correlation and liquidity characteristics of each particular asset class. There were no significant concentrations of risk in any industry, index, or entity. Market volatility can impact even well-diversified portfolios and significantly affect the return levels achieved by the assets in any year.
State agencies also have issued guidelines to the funding of postretirement benefit costs.
Xcel Energy’s ongoing investment strategy is based on plan-specific investment recommendations that seek to minimize potential investment and interest rate risk as a plan’s funded status increases over time. The investment recommendations result in a greater percentage of long-duration fixed income securities being allocated to specific plans having relatively higher funded status ratios and a greater percentage of growth assets being allocated to plans having relatively lower funded status ratios.
Plan Assets
The following presents, for each of the fair value hierarchy levels, NSP-Wisconsin’s pension plan assets measured at fair value:

	Dec. 31, 2018 (a)					Dec. 31, 2017 (a)
(Thousands of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$4.9	$—	$—	$—	$4.9	$8.1	$—	$—	$—	$8.1
Commingled funds:	37.1	—	—	41.8	78.9	43.2	—	—	45.9	89.1
Debt securities:	—	22.2	—	—	22.2	—	24.1	—	—	24.1
Equity securities:	4.6	—	—	—	4.6	4.9	—	—	—	4.9
Other	—	0.2	—	(1.3)	(1.1)	(1.3)	0.1	—	—	(1.2)
Total	$46.6	$22.4	$—	$40.5	$109.5	$54.9	$24.2	$—	$45.8	$124.9

(a)	See Note 8 for further information on fair value measurement inputs and methods.
The following presents, for each of the fair value hierarchy levels, NSP-Wisconsin’s postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2018 (a)					Dec. 31, 2017 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$—	$—	$—	$—	$—	$0.1	$—	$—	$—	$0.1
Insurance contracts	—	0.1	—	—	0.1	—	0.1	—	—	0.1
Commingled funds	0.1	—	—	—	0.1	0.3	—	—	—	0.3
Debt securities	—	0.2	—	—	0.2	—	0.5	—	—	0.5
Equity securities	—	—	—	—	—	0.1	—	—	—	0.1
Total	$0.1	$0.3	$—	$—	$0.4	$0.5	$0.6	$—	$—	$1.1

(a)	See Note 8 for further information on fair value measurement inputs and methods.
No assets were transferred in or out of Level 3 for 2018 and 2017.

Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for NSP-Wisconsin are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2018	2017	2018	2017
Change in Benefit Obligation:
Obligation at Jan. 1	$156.8	$157.5	$16.4	$15.0
Service cost	4.8	4.6	—	—
Interest cost	5.4	6.2	0.6	0.6
Plan participants’ contributions	—	—	—	0.1
Plan amendments	—	(0.7)	—	—
Actuarial (gain) loss	(13.4)	6.5	(3.3)	2.1
Benefit payments (a)	(13.8)	(17.3)	(0.9)	(1.4)
Obligation at Dec. 31	$139.8	$156.8	$12.8	$16.4
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$124.9	$119.0	$1.1	$0.5
Actual return on plan assets	(11.1)	13.9	—	—
Plan participants’ contributions	—	—	—	0.1
Employer contributions	9.5	9.3	0.2	1.9
Benefit payments	(13.8)	(17.3)	(0.9)	(1.4)
Fair value of plan assets at Dec. 31	$109.5	$124.9	$0.4	$1.1
Funded status of plans at Dec. 31	$(30.3)	$(31.9)	$(12.4)	$(15.3)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Current liabilities	$—	$—	$(0.8)	$(0.3)
Noncurrent liabilities	(30.3)	(31.9)	(11.6)	(15.0)
Net amounts recognized	$(30.3)	$(31.9)	$(12.4)	$(15.3)
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.31%	3.63%	4.32%	3.62%
Expected average long-term increase in compensation level	3.75	3.75	N/A	N/A
Mortality table	RP-2014	RP-2014	RP-2014	RP-2014
Health care costs trend rate — initial: Pre-65	N/A	N/A	6.5%	7.0%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.3%	5.5%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.5%	4.5%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.5%	4.5%
Years until ultimate trend is reached	N/A	N/A	4	5

(a)	Includes approximately $198 million, of which $10.4 million was attributable to NSP-Wisconsin, of lump-sum benefit payments used in the determination of a settlement charge.
Accumulated benefit obligation for the pension plan was $129.4 million and $145.4 million as of Dec. 31, 2018 and 2017, respectively.

Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit) other than the service cost component is included in other income in the consolidated statement of income.
Components of net periodic benefit cost (credit) and the amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2018	2017	2016	2018	2017	2016
Service cost	$4.8	$4.6	$4.4	$—	$—	$—
Interest cost	5.4	6.2	6.9	0.6	0.6	0.7
Expected return on plan assets	(9.0)	(9.2)	(9.2)	(0.1)	—	—
Amortization of prior service credit	—	0.1	0.1	(0.4)	(0.4)	(0.4)
Amortization of net loss	5.7	5.9	5.4	0.6	0.4	0.3
Settlement charge (a)	7.2	7.1	—	—	—	—
Net periodic pension cost (credit)	$14.1	$14.7	$7.6	$0.7	$0.6	$0.6
Costs not recognized due to effects of regulation	(3.4)	(4.2)	—	—	—	—
Net benefit cost (credit) recognized for financial reporting	$10.7	$10.5	$7.6	$0.7	$0.6	$0.6
Significant Assumptions Used to Measure Costs:
Discount rate	3.63%	4.13%	4.66%	3.62%	4.13%	4.65%
Expected average long-term increase in compensation level	3.75	3.75	4.00	—	—	—
Expected average long-term rate of return on assets	7.10	7.10	7.10	5.30	5.80	5.80

(a)
A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2018 and 2017, as a result of lump-sum distributions during the 2018 and 2017 plan years, NSP-Wisconsin recorded a total pension settlement charge of $7.2 million in 2018 and $7.1 million in 2017, a total of $2 million and $2 million of that amount was recorded in the income statement in 2018 and 2017.

Pension costs include an expected return for the current year that may differ from actual investment performance in the plan. Return assumption used for 2019 pension cost calculations is 7.10%.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2018	2017	2018	2017
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$74.3	$80.4	$6.8	$10.6
Prior service credit	(0.3)	(0.3)	(1.4)	(1.8)
Total	$74.0	$80.1	$5.4	$8.8
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$5.3	$5.5	$0.2	$0.1
Noncurrent regulatory assets	68.7	74.6	5.2	8.7
Total	$74.0	$80.1	$5.4	$8.8

Measurement date	Dec. 31, 2018	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2017
Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. Required contributions were made in 2016 - 2019 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:

•	$150 million in January 2019, of which $7 million was attributable to NSP-Wisconsin;

•	$150 million in 2018, of which $10 million was attributable to NSP-Wisconsin;

•	$162 million in 2017, of which $9 million was attributable to NSP-Wisconsin; and,

•	$125 million in 2016, of which $7 million was attributable to NSP-Wisconsin.
For future years, Xcel Energy and NSP-Wisconsin anticipate contributions will be made as necessary.

The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations, when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy, which includes NSP-Wisconsin, contributed $11 million during 2018, $20 million during 2017, $18 million during 2016, of which $0.3 million, $2 million and $1 million were attributable to NSP-Wisconsin. Xcel Energy expects to contribute approximately $11 million during 2019, of which $1 million is attributable to NSP-Wisconsin.
Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Domestic and international equity securities	37%	38%	18%	24%
Long-duration fixed income and interest rate swap securities	28	23	—	—
Short-to-intermediate fixed income securities	18	21	70	60
Alternative investments	15	16	8	9
Cash	2	2	4	7
Total	100%	100%	100%	100%

Plan Amendments — Xcel Energy, which includes NSP-Wisconsin, amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) in 2017 to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans. In 2016, the Xcel Energy Pension Plan was amended to change the discount rate basis for lump-sum conversion to annuity participants and annuity conversion to lump-sum participants.
In 2018 and 2017, there were no plan amendments made which affected the postretirement benefit obligation.
Projected Benefit Payments
NSP-Wisconsin’s projected benefit payments:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2019	$14.6	$1.2	$—	$1.2
2020	10.9	1.1	—	1.1
2021	10.9	1.1	—	1.1
2022	10.8	1.0	—	1.0
2023	11.1	1.0	—	1.0
2024-2028	55.5	4.2	—	4.2
Defined Contribution Plans
Xcel Energy, which includes NSP-Wisconsin, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for NSP-Wisconsin was approximately $2 million in 2018 and $1 million in 2017 and 2016.
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

10.	Commitments and Contingencies
Legal
NSP-Wisconsin is involved in various litigation matters that are being defended and handled in the ordinary course of business. The assessment of whether a loss is probable or is a reasonable possibility, and whether the loss or a range of loss is estimable, often involves complex judgments about future events. Management maintains accruals for losses that are probable of being incurred and subject to reasonable estimation. Management is sometimes unable to estimate an amount or range of a reasonably possible loss in certain situations, including when (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on NSP-Wisconsin’s financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.

Gas Trading Litigation — e prime is a wholly owned subsidiary of Xcel Energy Inc. e prime was in the business of natural gas trading and marketing but has not engaged in natural gas trading or marketing activities since 2003. Multiple lawsuits seeking monetary damages were commenced against e prime and its affiliates, including Xcel Energy, between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices.
Cases were all consolidated in the U.S. District Court in Nevada.
In the fourth quarter of 2018, four cases were settled. Two cases remain active which include an MDL matter consisting of a Colorado class (Breckenridge), and a Wisconsin class (Arandell Corp.).
Breckenridge/Colorado — Case has been remanded to the MDL panel and is expected to be referred back to the U.S. District court in Colorado. Xcel Energy has concluded that a loss is a remote.
Arandell Corp. — In November 2017, the U.S. District Court in Nevada granted summary judgment against two plaintiffs in the Arandell Corp. case in favor of Xcel Energy and NSP-Wisconsin, leaving only three individual plaintiffs remaining in the litigation. In addition, the plaintiffs’ motions for class certification and remand back to originating courts were denied in March 2017.
Plaintiffs have asked the lower court to remand the cases back to the court where the actions were originally filed anticipating class certification. A hearing date has not been set. Xcel Energy has concluded that a loss is remote.
Rate Matters
MISO ROE Complaints — In November 2013 and February 2015, customers filed complaints against MISO TOs including NSP-Minnesota and NSP-Wisconsin. The first complaint argued for a reduction in the base ROE in MISO transmission formula rates from 12.38% to 9.15%, and removal of ROE adders (including those for RTO membership). The second complaint sought to reduce base ROE from 12.38% to 8.67%. In September 2016, the FERC issued an order granting a 10.32% base ROE (10.82% with the RTO adder) effective for the first complaint period of Nov. 12, 2013 to Feb. 11, 2015 and subsequent to the date of the order. The D.C. Circuit subsequently vacated and remanded FERC Opinion No. 531, which had established the ROE methodology on which the September 2016 FERC order was based.
In October 2018, the FERC issued a New England Transmission Owners base ROE order that addressed the D.C. Circuit’s actions on Opinion No. 531. Under a new proposed two step ROE approach, the FERC has indicated an intention to dismiss an ROE complaint if the existing ROE falls within the range of just and reasonable ROEs based on equal weighting of the DCF, CAPM, and Expected Earnings models. The FERC proposes that if necessary, it would then set a new ROE by averaging the results of these models plus a Risk Premium model.
With respect to the MISO TOs, the FERC subsequently made preliminary determinations in a November 2018 order that the MISO base ROE in effect for the first complaint period (12.38%) was outside the range of reasonableness, and should be reduced. The FERC indicated its preliminary analysis using the new ROE approach resulted in a base ROE of 10.28% for the first compliant period, compared to the previously ordered base ROE of 10.32%. A procedural schedule has been set for the first half of 2019, with the FERC expected to act no earlier than the second half of 2019. NSP-Minnesota has recognized a current refund liability consistent with its best estimate of the final ROE.

Environmental
New and changing federal and state environmental mandates can create financial liabilities for NSP-Wisconsin, which are normally recovered through the regulated rate process.
Site Remediation — Various federal and state environmental laws impose liability where hazardous substances or other regulated materials have been released to the environment. NSP-Wisconsin may sometimes pay all or a portion of the cost to remediate sites where past activities of NSP-Wisconsin’s predecessors or other parties have caused environmental contamination. Environmental contingencies could arise from various situations, including sites of former MGPs; and third-party sites, such as landfills, for which NSP-Wisconsin is alleged to have sent wastes to that site.
MGP Sites
Ashland MGP Site — NSP-Wisconsin was named a responsible party for contamination at the Ashland/Northern States Power Lakefront Superfund Site (the Site) in Ashland, Wisconsin. Remediation and restoration activities are anticipated to be completed in 2019 and groundwater treatment activities at the Site will continue for many years.
Current cost estimate for the remediation of the entire site is approximately $192 million, of which approximately $165 million has been spent. As of Dec. 31, 2018 and 2017, NSP-Wisconsin had recorded a total liability of $27 million and $30 million, respectively, for the entire site.
NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation costs as a regulatory asset. The PSCW has authorized NSP-Wisconsin rate recovery for all remediation costs incurred at the Site. In 2012, the PSCW agreed to allow NSP-Wisconsin to pre-collect certain costs, to amortize costs over a 10-year period and to apply a 3% carrying cost to the unamortized regulatory asset.
MGP, Landfill or Disposal Sites — NSP-Wisconsin is currently investigating or remediating two MGP, landfill or other disposal sites across its service territories, in addition to the Ashland MGP Site, and these activities will continue through at least 2019. NSP-Wisconsin accrued $1.7 million as of Dec. 31, 2018, and $0.1 million as of Dec. 31, 2017 for these sites. There may be insurance recovery and/or recovery from other potentially responsible parties, offsetting some portion of costs incurred.
Environmental Requirements — Water and Waste
Federal CWA WOTUS Rule — In 2015, the EPA and Corps published a final rule that significantly broadened the scope of waters under the CWA that are subject to federal jurisdiction, referred to as “WOTUS”. The Rule has been subject to significant litigation and is currently stayed in a portion of the country. NSP-Wisconsin cannot estimate potential impacts until the legal and administrative processes are finalized, but expects costs will be recoverable through regulatory mechanisms.
Federal CWA Section 316(b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Wisconsin estimates the likely cost for complying with impingement requirements is approximately $4 million, to be incurred between 2019 and 2028, while the total cost of entrainment improvements is anticipated to be immaterial. NSP-Wisconsin believes two plants could be required by state regulators to make improvements to reduce entrainment. NSP-Wisconsin anticipates these costs will be fully recoverable through regulatory mechanisms.

AROs — AROs have been recorded for NSP-Wisconsin’s assets.
NSP-Wisconsin’s AROs were as follows:

	Dec. 31, 2018
(Millions of Dollars)	Jan. 1, 2018	Accretion	Cash Flow Revisions (a)	Dec. 31, 2018 (b)
Electric
Distribution	$—	$—	$4.6	$4.6
Steam production	3.7	0.1	—	3.8
Miscellaneous	0.4	—	—	0.4
Natural gas
Distribution	10.3	0.4	(1.6)	9.1
Total liability (c)	$14.4	$0.5	$3.0	$17.9

(a)
In 2018, AROs were revised for changes in timing and estimates of cash flows. Changes in gas distribution AROs were mainly related to increased gas line mileage and number of services, which were more than offset by increased discount rates. Changes in electric distribution AROs primarily related to increased labor costs.

(b)	There were no ARO amounts incurred or settled in 2018.

(c)	Included in other long-term liabilities balance in the consolidated balance sheet.

	Dec. 31, 2017
(Millions of Dollars)	Jan. 1, 2017	Amounts Incurred (a)	Accretion	Cash Flow Revisions (b)	Dec. 31, 2017 (c)
Electric
Steam production	$2.7	$1.0	$—	$—	$3.7
Miscellaneous	0.4	—	—	—	0.4
Natural gas
Distribution	8.3	—	0.3	1.7	10.3
Total liability (d)	$11.4	$1.0	$0.3	$1.7	$14.4

(a)	Amounts incurred related to asbestos at the French Island plant.

(b)	Changes in gas distribution AROs were primarily related to increased labor costs.

(c)	There were no ARO amounts settled in 2017.

(d)	Included in other long-term liabilities balance in the consolidated balance sheet.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Wisconsin’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2018. Therefore, an ARO has not been recorded for these facilities.
Removal Costs — NSP-Wisconsin records a regulatory liability for the plant removal costs that are recovered currently in rates. These removal costs have accumulated based on varying rates as authorized by the appropriate regulatory entities. NSP-Wisconsin has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Removal costs as of Dec. 31, 2018 and 2017 were $158 million and $146 million, respectively.
Joint Operating System — The electric production and transmission system of NSP-Wisconsin is managed as the NSP System. The electric production and transmission costs of the entire NSP System are shared by NSP-Minnesota and NSP-Wisconsin. A FERC approved agreement between the two companies, called the Interchange Agreement, provides for the sharing of all costs of generation and transmission facilities of the system, including capital costs. Such costs include current and potential obligations of NSP-Minnesota related to its nuclear generating facilities.

NSP-Minnesota’s public liability for claims from any nuclear incident is limited to $14.1 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has secured $450.0 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $13.6 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear incident. NSP-Minnesota is subject to assessments of up to $137.6 million per reactor-incident for each of its three licensed reactors, for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $20.5 million per reactor-incident during any one year. These maximum assessment amounts are both subject to inflation adjustment by the NRC and state premium taxes. The NRC’s last adjustment was effective November 2018.
NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from NEIL and EMANI. The coverage limits are $2.3 billion for each of NSP-Minnesota’s two nuclear plant sites. NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term.
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of approximately $18.0 million for business interruption insurance and $39.0 million for property damage insurance if losses exceed accumulated reserve funds.
Leases — NSP-Wisconsin leases a variety of equipment and facilities. These leases, primarily for office space, vehicles, aircraft and power-operated equipment, are accounted for as operating leases.
Total expenses under operating lease obligations for NSP-Wisconsin for the year ended Dec. 31:

(Millions of Dollars)	2018	2017	2016
Total expense	$1.3	$1.2	$1.2
Future commitments under operating leases are:

(Millions of Dollars)
2019	$1.0
2020	0.9
2021	0.8
2022	0.8
2023	0.8
Thereafter	3.8
Total	$8.1
Fuel Contracts — NSP-Wisconsin has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal and natural gas requirements. These contracts expire between 2019 and 2029. NSP-Wisconsin is required to pay additional amounts depending on actual quantities shipped under these agreements.

As NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers, NSP-Wisconsin utilizes deferred accounting treatment for future rate recovery or refund when fuel costs differ from the amount included in rates by more than 2% on an annual basis, as determined by the PSCW after an opportunity for a hearing and an earnings test based on NSP-Wisconsin’s authorized ROE.
Estimated minimum purchases under these contracts as of Dec. 31, 2018:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2019	$6.1	$9.9	$13.4
2020	2.3	0.3	11.8
2021	0.6	0.4	11.3
2022	0.7	0.2	9.7
2023	0.7	—	7.9
Thereafter	—	—	24.3
Total (a)	$10.4	$10.8	$78.4

(a)	Excludes additional amounts allocated to NSP-Wisconsin through intercompany charges.
Additional expenditures for fuel and natural gas storage and transportation will be required to meet expected future electric generation and natural gas needs.
VIEs — NSP-Wisconsin has entered into limited partnerships for the construction and operation of affordable rental housing developments which qualify for low-income housing tax credits. NSP-Wisconsin has determined the low-income housing partnerships to be VIEs primarily due to contractual arrangements within each limited partnership that establishes sharing of ongoing voting control and profits and losses that do not align with the partners’ proportional equity ownership. NSP-Wisconsin has the power to direct the activities that most significantly impact these entities’ economic performance. Therefore, NSP-Wisconsin consolidates these limited partnerships in its consolidated financial statements. NSP-Wisconsin’s risk of loss for these partnerships is limited to its capital contributions, adjusted for any distributions and its share of undistributed profits and losses; no significant additional financial support has been, or is required to be provided to the limited partnerships by NSP-Wisconsin.
Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for low-income housing limited partnerships include the following:

(Millions of Dollars)	Dec. 31, 2018	Dec. 31, 2017
Current assets	$0.3	$0.4
Property, plant and equipment, net	0.9	1.9
Other noncurrent assets	0.1	0.1
Total assets	$1.3	$2.4

Current liabilities	$—	$1.2
Mortgages and other long-term debt payable	0.5	0.5
Other noncurrent liabilities	—	0.1
Total liabilities	$0.5	$1.8
Other
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

The following table presents the guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	Guarantor	Guarantee Amount	Current Exposure	Triggering Event
Guarantee of customer loans for the Farm Rewiring Program(a)	NSP-Wisconsin	$1.0	$—	(b)

(a)	The term of this guarantee expires in 2020, which is the final scheduled repayment date for the loans. As of Dec. 31, 2018, no claims had been made by the lender.

(b)	The debtor becomes the subject of bankruptcy or other insolvency proceedings.

11.	Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31, 2018 and 2017:

	Gains and Losses on Cash Flow Hedges
(Millions of Dollars)	2018	2017
Accumulated other comprehensive loss at Jan. 1	$(0.1)	$(0.1)
Losses reclassified from net accumulated other comprehensive loss (net of taxes of $0 and $0), respectively (a)	0.1	—
Net current period other comprehensive income	0.1	—
Accumulated other comprehensive loss at Dec. 31	$—	$(0.1)

(a)	Included in interest charges.

12.	Segments and Related Information
Operating results from regulated electric utility and regulated natural gas utility are each separately and regularly reviewed by NSP-Wisconsin’s chief operating decision maker. NSP-Wisconsin evaluates performance based on profit or loss generated from the product or service provided. These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.
NSP-Wisconsin has the following reportable segments:

•	Regulated Electric - The regulated electric utility segment generates electricity which is transmitted and distributed in Wisconsin and Michigan.

•	Regulated Natural Gas - The regulated natural gas utility segment purchases, transports, stores and distributes natural gas in portions of Wisconsin and Michigan.

•
All Other - revenues from operating segments not included above are below the necessary quantitative thresholds and are therefore included in the all other category. Those primarily include investments in rental housing projects that qualify for low-income housing tax credits.

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
NSP-Wisconsin’s segment information is as follows:

(Millions of Dollars)	2018	2017	2016
Regulated Electric
Operating revenues (a)	$878.6	$881.9	$849.9
Intersegment revenues	0.4	0.5	0.4
Total operating revenue	$879.0	$882.4	$850.3
Depreciation and amortization	97.8	88.9	81.3
Interest charges and financing costs	31.8	29.4	29.7
Income tax expense	28.4	38.9	40.5
Net income	85.5	70.9	65.0
Regulated Natural Gas
Operating revenues (a)	$141.6	$122.4	$106.2
Intersegment revenues	0.4	0.3	0.5
Total operating revenue	$142.0	$122.7	$106.7
Depreciation and amortization	28.1	22.1	16.8
Interest charges and financing costs	3.3	2.8	2.9
Income tax expense	4.5	4.0	2.4
Net income	12.5	7.8	4.5
All Other
Operating revenues (a)	$1.3	$1.2	$1.1
Depreciation and amortization	0.2	0.2	0.2
Interest charges and financing costs	0.1	—	—
Income tax (benefit)	(0.6)	1.3	—
Net (loss)	—	0.7	(0.4)

Consolidated Total
Total operating revenue	$1,022.3	$1,006.3	$958.1
Reconciling eliminations	(0.8)	(0.8)	(0.9)
Consolidated total revenue	$1,021.5	$1,005.5	$957.2
Depreciation and amortization	126.1	111.2	98.3
Interest charges and financing costs	35.2	32.2	32.6
Income tax expense	32.3	44.2	42.9
Net income	98.0	79.4	69.1

(a)
Operating revenues include $157.9 million, $177.2 million and $170.5 million of intercompany revenue for the years ended Dec. 31, 2018, 2017 and 2016, respectively. See Note 13 for further information.

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

Significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Millions of Dollars)	2018	2017	2016
Operating revenues:
Electric	$157.9	$177.2	$170.4
Operating expenses:
Purchased power	410.9	421.6	413.6
Transmission expense	62.8	68.6	61.9
Other operating expenses — paid to Xcel Energy Services Inc.	86.9	92.7	106.5
Accounts receivable and payable with affiliates at Dec. 31 were:

	2018		2017
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$—	$11.0	$—	$17.8
PSCo	0.2	—	—	—
Other subsidiaries of Xcel Energy Inc.	14.9	9.0	3.4	11.8
	$15.1	$20.0	$3.4	$29.6

14.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Millions of Dollars)	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Operating revenues	$273.1	$231.8	$256.0	$260.6
Operating income	49.0	27.5	48.0	34.9
Net income	31.4	15.2	31.0	20.4

	Quarter Ended
(Millions of Dollars)	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Operating revenues	$264.9	$230.1	$247.5	$263.0
Operating income (a)	43.5	29.7	39.2	40.2
Net income	22.4	14.3	22.3	20.4

(a)	In 2018, NSP-Wisconsin implemented ASU No. 2017-07 related to net periodic benefit cost, which resulted in retrospective reclassification of pension costs from O&M expense to other income.
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Disclosure Controls and Procedures
NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer and chief financial officer, allowing timely decisions regarding required disclosure.

 As of Dec. 31, 2018, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and the procedures, the chief executive officer and chief financial officer have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
No change in NSP-Wisconsin’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting. NSP-Wisconsin maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Wisconsin has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level. During the year and in preparation for issuing its report for the year ended Dec. 31, 2018 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Wisconsin conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Wisconsin did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.
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
Item 10 — Directors, Executive Officers and Corporate Governance
Item 11 — Executive Compensation
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2019 Annual Meeting of Shareholders, which is incorporated by reference.
Item 14 — Principal Accountant Fees and Services
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 1, 2019. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV
Item 15 — Exhibits, Financial Statement Schedules

1	Consolidated Financial Statements
	Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2018
	Report of Independent Registered Public Accounting Firm — Financial Statements
	Consolidated Statements of Income — For the three years ended Dec. 31, 2018, 2017 and 2016
	Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2018, 2017 and 2016
	Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2018, 2017 and 2016
	Consolidated Balance Sheets — As of Dec. 31, 2018 and 2017
	Consolidated Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2018, 2017 and 2016

2	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2018, 2017 and 2016.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and restated articles of incorporation of NSP-Wisconsin	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	333-112033	3.01
3.02	By-Laws of NSP-Wisconsin as Amended and Restated on Jan. 25, 2019
4.01*	Supplemental and Restated Trust Indenture, dated March 1, 1991, between NSP-Wisconsin and First Wisconsin Trust Company, providing for the issuance of First Mortgage Bonds	Xcel Energy Inc. Form S-3 dated April 18, 2018	001-03034	4(c)(3)
4.02*	Trust Indenture dated Sept. 1, 2000 between NSP-Wisconsin and Firstar Bank, NA as Trustee	NSP-Wisconsin Form 8-K dated Sept. 25, 2000	001-03140	4.01
4.03*	Supplemental Trust Indenture dated as of Sept. 1, 2003 between NSP-Wisconsin and U.S. Bank National Association, supplementing indentures dated April 1, 1947 and March 1, 1991	Xcel Energy Inc Form 10-Q for the quarter ended Sept. 30, 2003	001-03034	4.05
4.04*	Supplemental Trust Indenture dated as of Sept. 1, 2008 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $200 million principal amount of 6.375% First Mortgage Bonds, Series due Sept. 1, 2038	NSP-Wisconsin Form 8-K dated Sept. 3, 2008	001-03140	4.01
4.05*	Supplemental Trust Indenture dated as of Oct. 1, 2012 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million principal amount of 3.70% First Mortgage Bonds, Series due Oct. 1, 2042	NSP-Wisconsin Form 8-K dated Oct. 10, 2012	001-03140	4.01
4.06*	Supplemental Trust Indenture dated as of June 1, 2014 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million principal amount of 3.30% First Mortgage Bonds, Series due June 1, 2024	NSP-Wisconsin Form 8-K dated June 23, 2014	001-03140	4.01
4.07*	Supplemental Trust Indenture dated as of Nov 1, 2017 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million in aggregate principal amount of 3.75% First Mortgage Bonds, Series due Dec. 1, 2047	NSP-Wisconsin Form 8-K dated Dec. 4, 2017	001-03140	4.01
4.08*	Supplemental Indenture dated as of Sept. 1, 2018 between Northern States Power Company and U.S. Bank National Association, as successor Trustee, creating 4.20% First Mortgage Bonds, Series due Sept. 1, 2048	NSP-Wisconsin to Form 8-K dated Sept. 12, 2018	001-03034	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.05
10.03*+	Xcel Energy Inc. Non-Employee Directors Deferred Compensation Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.08
10.04*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	001-03034	H-1
10.05*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.17
10.06*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	333-112033	10.01
10.07*+	First Amendment to Exhibit 10.02 dated Aug. 26, 2009	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	001-03034	10.06
10.08*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	001-03034	10.08

10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	001-03034	Schedule 14A
10.10*+	Xcel Energy Inc. 2005 Long-Term Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	001-03034	Schedule 14A
10.11*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	001-03034	Schedule 14A
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.07*
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	001-03034	10.17*
10.14*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	001-03034	10.18*
10.15*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	001-03034	10.01*
10.16*+	Fourth Amendment to Exhibit 10.02 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	001-03034	10.02*
10.17*+	First Amendment to Exhibit 10.10 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	001-03034	10.21*
10.18*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	001-03034	10.22*
10.19*+	Xcel Energy Inc. 2005 Long-Term Incentive Plan Form of Long-Term Incentive Award Agreement	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	001-03034	10.23*
10.20*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2015	001-03034	Schedule 14A
10.21*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 26, 2015	001-03034	10.02*
10.22*+	Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 26, 2015	001-03034	10.03*
10.23*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan Form of Award Agreement	Xcel Energy inc. Form 10-K for the year ended Dec. 31, 2015	001-03034	10.28*
10.24*+	Xcel Energy Inc. Executive Annual Incentive Award Sub-plan pursuant to the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy inc. Form 10-K for the year ended Dec. 31, 2015	001-03034	10.29*
10.25*+	Fifth Amendment Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	001-03034	10.01*
10.26*
Second Amendment and Restated Credit Agreement, dated as of June 20, 2016 among NSP-Wisconsin, as borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association and the Bank of Tokyo-Mitsubishi UFJ, Ltd. , as Document Agents
		Xcel Energy Inc. Form 8-K dated June 20, 2016	001-03034	99.05*
10.27*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy inc. Form 10-Q for the quarter ended Sept. 30, 2016	001-03034	10.01*
10.28*+	Form of Xcel Energy, Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions under the Xcel Energy inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2016	001-03034	10.27*
10.29*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	001-03034	10.1*
10.30*+	Sixth Amendment to Exhibit 10.02 dated Feb. 22, 2018	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	001-03034	10.30*
10.31*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	001-03034	10.01*
10.32*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	001-03034	10.34
10.33*+	Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	001-03034	10.35
10.34*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	001-03034	10.36
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SCHEDULE II
NSP-WISCONSIN AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2018, 2017 AND 2016

	Allowance for bad debts
(Millions of Dollars)	2018	2017	2016
Balance at Jan. 1	$4.9	$4.9	$5.1
Additions Charged to Costs and Expenses	4.2	4.1	3.7
Additions Charged to Other Accounts (a)	1.0	0.9	1.1
Deductions from Reserves (b)	(4.5)	(5.0)	(5.0)
Balance at Dec. 31	$5.6	$4.9	$4.9

(a)	Recovery of amounts previously written off.

(b)	Deductions relate primarily to bad debt write-offs.
Item 16 — Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A WISCONSIN CORPORATION)

Feb. 22, 2019	/s/ ROBERT C. FRENZEL
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

/s/ DAVID L. EVES
David L. Eves
Executive Vice President and Director
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
NSP-Wisconsin has not sent, and does not expect to send, an annual report or proxy statement to its security holder.