Form 10-Q
period 2019-03-31
NORTHERN STATES POWER CO /WI/
filed 2019-04-26
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 26, 2019
Common Stock, $100 par value	933,000 shares

Certifications Pursuant to Section 302
Certifications Pursuant to Section 906
This Form 10-Q is filed by Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin). NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) is available on various filings with the Securities and Exchange Commission (SEC).

ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
AFUDC	Additional Funds Used During Construction
ARAM	Average rate assumption method
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
ITC	Investment tax credit
LNG	Liquefied natural gas
MDL	Multi-district litigation
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investor Services
NAV	Net asset value
NOI	Notice of inquiry
NOL	Net operating loss
O&M	Operating and maintenance
Opinion 531	Methodology for calculating base ROE adopted by the FERC in June 2014
PPA	Purchased power agreement
ROE	Return on equity
RTO	Regional Transmission Organization
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TO	Transmission owner
VIE	Variable interest entity

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements identified are intended to be in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2018, and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: changes in environmental laws and regulations; climate change and other weather, natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; ability to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; operational safety, including nuclear generation; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices; costs of potential regulatory penalties; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; fuel costs; and employee work force and third party contractor factors.

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2019	2018
Operating revenues
Electric, non-affiliates	$170.9	$178.7
Electric, affiliates	44.1	37.6
Natural gas	61.1	56.5
Other	0.1	0.3
Total operating revenues	276.2	273.1

Operating expenses
Electric fuel and purchased power, non-affiliates	1.9	2.9
Purchased power, affiliates	103.5	101.3
Cost of natural gas sold and transported	32.3	28.7
Operating and maintenance expenses	52.0	50.3
Conservation expenses	3.0	3.0
Depreciation and amortization	34.0	30.6
Taxes (other than income taxes)	7.5	7.3
Total operating expenses	234.2	224.1

Operating income	42.0	49.0

Other expense, net	(0.4)	(0.4)

Allowance for funds used during construction — equity	0.6	1.9

Interest charges and financing costs
Interest charges — includes other financing costs of $0.3 and $0.5 respectively	10.0	9.6
Allowance for funds used during construction — debt	(0.3)	(0.8)
Total interest charges and financing costs	9.7	8.8

Income before income taxes	32.5	41.7
Income taxes	8.5	10.3
Net income	$24.0	$31.4

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2019	2018
Net income	$24.0	$31.4
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $0 and $0, respectively	—	—
Other comprehensive income	—	—
Comprehensive income	$24.0	$31.4

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2019	2018
Operating activities
Net income	$24.0	$31.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34.3	31.0
Deferred income taxes	(0.2)	1.8
Amortization of investment tax credits	(0.1)	0.1
Allowance for equity funds used during construction	(0.6)	(1.9)
Changes in operating assets and liabilities:
Accounts receivable	(12.6)	(9.5)
Accrued unbilled revenues	10.6	12.0
Inventories	4.7	6.1
Other current assets	10.7	5.9
Accounts payable	(8.8)	(15.9)
Net regulatory assets and liabilities	3.7	10.5
Other current liabilities	6.1	(1.8)
Pension and other employee benefit obligations	(7.4)	(9.2)
Other, net	0.2	0.2
Net cash provided by operating activities	64.6	60.7

Investing activities
Utility capital/construction expenditures	(50.4)	(56.6)
Other, net	(0.1)	(0.2)
Net cash used in investing activities	(50.5)	(56.8)

Financing activities
(Repayments of) and proceeds from short-term borrowings, net	(2.0)	11.0
Repayments of long-term debt	(0.1)	—
Capital contributions from parent	14.9	3.3
Dividends paid to parent	(27.4)	(15.5)
Other, net	—	(0.3)
Net cash provided by (used in) financing activities	(14.6)	(1.5)

Net change in cash and cash equivalents	(0.5)	2.4
Cash and cash equivalents at beginning of period	2.2	1.4
Cash and cash equivalents at end of period	$1.7	$3.8

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(10.4)	$(5.8)
Cash (paid) received for income taxes, net	6.5	(7.0)
Supplemental disclosure of non-cash investing transactions:
Accrued property, plant and equipment additions	$9.0	$27.3
Inventory transfer additions in property, plant and equipment	0.7	1.3
Allowance for equity funds used during construction in property, plant and equipment	0.6	1.9

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2019	Dec. 31, 2018
Assets
Current assets
Cash and cash equivalents	$1.7	$2.2
Accounts receivable, net	72.9	75.1
Accrued unbilled revenues	45.6	56.2
Other receivables	6.7	6.8
Inventories	11.7	17.1
Regulatory assets	21.5	22.6
Prepaid taxes	18.3	30.2
Prepayments and other	4.1	3.3
Total current assets	182.5	213.5

Property, plant and equipment	2,249.4	2,241.6

Other assets
Regulatory assets	282.0	285.5
Other investments	2.8	2.7
Other	0.2	0.2
Total other assets	285.0	288.4
Total assets	$2,716.9	$2,743.5

Liabilities and Equity
Current liabilities
Short-term debt	$49.0	$51.0
Notes payable to affiliates	—	0.6
Accounts payable	29.0	56.8
Accounts payable to affiliates	21.8	20.0
Dividends payable to parent	14.4	17.4
Regulatory liabilities	23.9	20.9
Accrued Taxes	12.0	3.0
Environmental liabilities	11.5	10.9
Accrued interest	7.7	8.8
Other	12.6	14.8
Total current liabilities	181.9	204.2

Deferred credits and other liabilities
Deferred income taxes	280.3	280.7
Deferred investment tax credits	6.9	7.0
Regulatory liabilities	404.2	400.1
Environmental liabilities	17.0	18.0
Customer advances	16.6	16.8
Pension and employee benefit obligations	37.0	44.5
Other	23.4	22.3
Total deferred credits and other liabilities	785.4	789.4

Commitments and contingencies
Capitalization
Long-term debt	807.6	807.5
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at March 31, 2019 and Dec. 31, 2018, respectively	93.3	93.3
Additional paid in capital	510.1	510.1
Retained earnings	338.6	339.0
Total common stockholder’s equity	942.0	942.4
Total liabilities and equity	$2,716.9	$2,743.5

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2019 and 2018
Balance at Dec. 31, 2017	933.0	$93.3	$449.4	$334.0	$(0.1)	$876.6
Net income				31.4		31.4
Other comprehensive income					—	—
Common dividends declared to parent				(16.0)		(16.0)
Contribution of capital by parent			—			—
Balance at March 31, 2018	933.0	$93.3	$449.4	$349.4	$(0.1)	$892.0

Balance at Dec. 31, 2018	933.0	$93.3	$510.1	$339.0	$—	$942.4
Net income				24.0		24.0
Other comprehensive income					—	—
Common dividends declared to parent				(24.4)		(24.4)
Contribution of capital by parent			—			—
Balance at March 31, 2019	933.0	$93.3	$510.1	$338.6	$—	$942.0

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2019 and Dec. 31, 2018; the results of its operations, including the components of net income, change in stockholders' equity and comprehensive income for the three months ended March 31, 2019 and 2018; and its cash flows for the three months ended March 31, 2019 and 2018. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2019 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2018 balance sheet information has been derived from the audited 2018 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2018. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2018, filed with the SEC on Feb. 22, 2019. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for credit losses on receivables and certain other assets. The guidance requires use of a current expected loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019. NSP-Wisconsin is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.
Recently Adopted
Leases — In 2016, the FASB issued Leases, Topic 842 (ASC Topic 842), which provides new accounting and disclosure guidance for leasing activities, most significantly requiring that operating leases be recognized on the balance sheet. NSP-Wisconsin adopted the guidance on Jan. 1, 2019 utilizing the package of transition practical expedients provided by the new standard, including carrying forward prior conclusions on whether agreements existing before the adoption date contain leases and whether existing leases are operating or finance leases; ASC Topic 842 refers to capital leases as finance leases.

Specifically for land easement contracts, NSP-Wisconsin has elected the practical expedient provided by ASU No. 2018-01 Leases: Land Easement Practical Expedient for Transition to Topic 842, and as a result, only those easement contracts entered on or after Jan. 1, 2019 will be evaluated to determine if lease treatment is appropriate.
NSP-Wisconsin also utilized the transition practical expedient offered by ASU No. 2018-11 Leases: Targeted Improvements to implement the standard on a prospective basis. As a result, reporting periods in the consolidated financial statements beginning Jan. 1, 2019 reflect the implementation of ASC Topic 842, while prior periods continue to be reported in accordance with Leases, Topic 840 (ASC Topic 840). The impact of implementing ASC Topic 842 on NSP-Wisconsin's financial statements was insignificant; no amounts were recorded to the consolidated balance sheet as a result of its adoption.

3.	Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Accounts receivable, net
Accounts receivable	$78.5	$80.7
Less allowance for bad debts	(5.6)	(5.6)
	$72.9	$75.1

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$7.0	$6.7
Fuel	3.6	3.8
Natural gas	1.1	6.6
	$11.7	$17.1

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Property, plant and equipment, net
Electric plant	$2,910.1	$2,895.5
Natural gas plant	348.3	345.7
Common and other property	188.6	189.7
Construction work in progress	66.5	55.0
Total property, plant and equipment	3,513.5	3,485.9
Less accumulated amortization	(1,264.1)	(1,244.3)
	$2,249.4	$2,241.6

4.	Borrowings and Other Financing Instruments
NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.
Commercial Paper — Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$150	$150
Amount outstanding at period end	49	51
Average amount outstanding	52	28
Maximum amount outstanding	71	103
Weighted average interest rate, computed on a daily basis	2.71%	2.31%
Weighted average interest rate at period end	2.67	2.89

Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2019 and Dec. 31, 2018, there were no letters of credit outstanding.
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
As of March 31, 2019, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$49	$101

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2019 and Dec. 31, 2018.
Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	March 31, 2019	Dec. 31, 2018
Notes payable to affiliates	$—	$0.6
Weighted average interest rate at period end	N/A	2.89%
5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consists of the following:

	Three Months Ended March 31, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$67.4	$33.6	$—	$101.0
Commercial and industrial (C&I)	98.5	25.8	—	124.3
Other	1.5	—	0.1	1.6
Total retail	167.4	59.4	0.1	226.9
Interchange	44.1	—	—	44.1
Other	0.5	1.1	—	1.6
Total revenue from contracts with customers	212.0	60.5	0.1	272.6
Alternative revenue and other	3.0	0.6	—	3.6
Total revenues	$215.0	$61.1	$0.1	$276.2

	Three Months Ended March 31, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$67.8	$30.3	$—	$98.1
C&I	104.8	24.6	0.1	129.5
Other	1.6	—	0.2	1.8
Total retail	174.2	54.9	0.3	229.4
Interchange	37.7	—	—	37.7
Other	1.5	1.0	—	2.5
Total revenue from contracts with customers	213.4	55.9	0.3	269.6
Alternative revenue and other	2.9	0.6	—	3.5
Total revenues	$216.3	$56.5	$0.3	$273.1

6.	Income Taxes
Except to the extent noted below, Note 7 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

	Three Months Ended March 31
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Increases (decreases) in tax from:
Regulatory differences (a)	(0.5)	(1.8)
Tax credits and allowances (net)	(0.8)	(0.8)
Other (net)	0.3	0.1
Effective income tax rate	26.2%	24.7%

(a)
Regulatory differences for income tax purposes primarily include the average rate assumption method (ARAM), ARAM deferral and AFUDC - Equity. ARAM is a method to flow back excess deferred taxes to customers. ARAM has been deferred when regulatory treatment has not been established. As Xcel Energy received direction from its regulatory commissions regarding the return of excess deferred taxes to customers, the ARAM deferral was reversed. This resulted in a reduction to tax expense with a corresponding reduction to revenue.

Federal Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2013	October 2019
2014 - 2016	September 2020
2017	September 2021
In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS.

As of March 31, 2019, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In the fourth quarter of 2018, the IRS began an audit of tax year 2014-2016. As of March 31, 2019 no adjustments have been proposed.
State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2019, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2014. In the fourth quarter of 2018, Wisconsin began an audit of tax years 2014-2016. As of March 31, 2019 no material adjustments have been proposed.
Unrecognized Benefits — Unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority to an earlier period.
Unrecognized tax benefits - permanent vs. temporary:

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$2.0	$2.0
Unrecognized tax benefit — Temporary tax positions	0.9	0.8
Total unrecognized tax benefit	$2.9	$2.8
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(2.0)	$(2.1)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $1.0 million and $1.1 million for March 31, 2019 and Dec. 31, 2018, respectively.
As the IRS Appeals and federal and state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2.2 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. Payables for interest related to unrecognized tax benefits at March 31, 2019 and Dec. 31, 2018 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2019 or Dec. 31, 2018.

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
Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options generally utilize observable forward prices and volatilities, as well as observable pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contractual settlements relate to delivery locations for which pricing is relatively unobservable, or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable inputs on a valuation is evaluated, and may result in Level 3 classification.
Derivative Instruments Fair Value Measurements
NSP-Wisconsin enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to manage risk in connection with changes in interest rates and utility commodity prices.
Interest Rate Derivatives — NSP-Wisconsin may enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes.
At March 31, 2019, accumulated other comprehensive loss related to interest rate derivatives included no net gains or losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.
Gross notional amounts of commodity options:

(Amounts in Millions) (a)(b)	March 31, 2019	Dec. 31, 2018
MMBtu of natural gas	—	1.2

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were no pre-tax gains or losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings for the three months ended March, 31 2019 and an immaterial amount of pre-tax losses for the three months ended March 31, 2018.
Changes in the fair value of natural gas commodity derivatives resulted in net gains of $0.1 million and immaterial net losses for the three months ended March 31, 2019 and 2018, respectively, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During the three months ended March 31, 2019 and 2018, $0.2 million of natural gas commodity derivatives settlement gains and no gains or losses, respectively, were recognized subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three months ended March 31, 2019 and 2018.
Recurring Fair Value Measurements — The following tables presents for each of the fair value hierarchy levels, NSP-Wisconsin's derivative assets and liabilities measured at fair value on a recurring basis:

March 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$—	$—	$—	$—	$—

	Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$0.2	$—	$0.2	$—	$0.2

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2019 and Dec. 31, 2018.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in prepayments and other current assets balance of $4.1 million at March 31, 2019 and $3.3 million at Dec. 31, 2018 in the consolidated balance sheets.

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2019		Dec. 31, 2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$807.6	$878.6	$807.5	$850.4
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2019 and Dec. 31, 2018, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8.	Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1.1	$1.2	$—	$—
Interest cost (a)	1.4	1.4	0.1	0.2
Expected return on plan assets (a)	(2.1)	(2.3)	—	—
Amortization of prior service (credit) cost (a)	—	—	(0.1)	(0.1)
Amortization of net loss (a)	1.1	1.4	0.1	0.1
Settlement charge	—	—	—	—
Net periodic benefit cost	1.5	1.7	0.1	0.2
Costs not recognized due to the effects of regulation	0.2	0.2	—	—
Net benefit cost recognized for financial reporting	$1.7	$1.9	$0.1	$0.2

(a)
The components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the consolidated statement of income or capitalized on the consolidated balance sheet as a regulatory asset.

In January 2019, contributions of $150 million were made across four of Xcel Energy’s pension plans, of which $7 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2019.

9.	Commitments and Contingencies
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
Gas Trading Litigation — e prime is a wholly owned subsidiary of Xcel Energy. e prime was in the business of natural gas trading and marketing but has not engaged in natural gas trading or marketing activities since 2003.  Multiple lawsuits seeking monetary damages were commenced against e prime and its affiliates, including Xcel Energy, between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. Cases were all consolidated in the U.S. District Court in Nevada.
Two cases remain active which include an MDL matter consisting of a Colorado purported class (Breckenridge) and a Wisconsin purported class (Arandell Corp.).
Breckenridge/Colorado - The MDL panel remanded Breckenridge back to the U.S. District Court in Colorado.
Arandell Corp. - Xcel Energy has filed a no opposition motion to have the case remanded back to the U.S. District Court in Wisconsin. The motion will be heard in May 2019.
Xcel Energy has concluded that a loss is remote for both remaining lawsuits.
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
In October 2018, the FERC issued an ROE order that addressed the D.C. Circuit’s actions. Under a new proposed two step ROE approach, the FERC indicated an intention to dismiss an ROE complaint if the existing ROE falls within the range of just and reasonable ROEs based on equal weighting of the DCF, CAPM, and Expected Earnings models. The FERC proposed that if necessary, it would then set a new ROE by averaging the results of these models plus a Risk Premium model.
The FERC subsequently made preliminary determinations in a November 2018 order that the MISO TO's base ROE in effect for the first complaint period (12.38%) was outside the range of reasonableness, and should be reduced. The FERC indicated its preliminary analysis using the new ROE approach resulted in a base ROE of 10.28% for the first complaint period, compared to the previously ordered base ROE of 10.32%. FERC ordered additional briefings on the new methodology, which were filed in February and April 2019. The FERC is expected to act no earlier than the second half of 2019. NSP-Minnesota has recognized a current refund liability consistent with its best estimate of the final ROE.

On March 21, 2019, FERC announced a NOI seeking public comments on whether, and if so how, to revise ROE policies in light of the D.C. Circuit Court decision. FERC also initiated a NOI on whether to revise its policies on incentives for electric transmission investments, including the RTO membership incentive. Initial comments on both NOIs are due in June 2019, with reply comments due in July 2019. No final FERC action is expected before the second half of 2019.
Environmental
MGP Sites
Ashland MGP Site — NSP-Wisconsin was named a responsible party for contamination at the Ashland/Northern States Power Lakefront Superfund Site (the Site) in Ashland, Wisconsin. Remediation and restoration activities are anticipated to be completed in 2019 and groundwater treatment activities will continue for many years.
The current cost estimate for remediation and restoration of the entire site is approximately $190 million. At both March 31, 2019 and Dec. 31, 2018, NSP-Wisconsin had a total liability of $27 million for the entire site.
NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation costs as a regulatory asset. The PSCW has authorized NSP-Wisconsin rate recovery for all remediation costs incurred at the Site. In 2012, the PSCW agreed to allow NSP-Wisconsin to pre-collect certain costs, to amortize costs over 10 years and to apply a 3% carrying cost to the unamortized regulatory asset.
MGP, Landfill or Disposal Sites — NSP-Wisconsin is currently investigating or remediating two MGP, landfill or other disposal sites across its service territories, in addition to the Ashland MGP Site, and these activities will continue through at least 2020. NSP-Wisconsin accrued $1.7 million as of March 31, 2019 and Dec. 31, 2018, respectively, for these sites. There may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of the costs incurred.

10.	Segment Information
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

Asset and capital expenditure information is not provided for NSP-Minnesota’s reportable segments because as an integrated electric and natural gas utility, NSP-Minnesota operates significant assets that are not dedicated to a specific business segment, and reporting assets and capital expenditures by business segment would require arbitrary and potentially misleading allocations which may not necessarily reflect the assets that would be required for the operation of the business segments on a stand-alone basis.
Certain costs, such as common depreciation, common O&M expenses and interest expense are allocated based on cost causation allocators across each segment. In addition, a general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.
NSP-Wisconsin's segment information for the three months ended March 31:

(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues (a)	$215.0	$216.3
Intersegment revenues	0.1	0.1
Total operating revenue	215.1	216.4
Net income	13.2	20.4

Regulated Natural Gas
Operating revenues (a)	$61.1	$56.5
Intersegment revenues	0.2	0.1
Total operating revenue	61.3	56.6
Net income	10.5	10.4

All Other
Operating revenues (a)	$0.1	$0.3
Intersegment revenues	—	—
Total operating revenue	0.1	0.3
Net income	0.3	0.6

Consolidated Total
Operating revenues (a)	$276.5	$273.3
Reconciling Eliminations	(0.3)	(0.2)
Total operating revenue	276.2	273.1
Net income	24.0	31.4

(a)	Operating revenues include $44.1 million and $37.7 million of affiliate electric revenue for the three months ended March 31, 2019 and 2018, respectively.
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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as electric margin, natural gas margin, and ongoing earnings.  Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are adjusted from measures calculated and presented in accordance with GAAP. NSP-Wisconsin’s management uses non-GAAP measures for financial planning and analysis, for reporting of results in determining performance-based compensation, and communicating its earnings outlook to analysts and investors.

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
Management believes electric and natural gas margins provide the most meaningful basis for evaluating our operations because they exclude the revenue impact of fluctuations in these expenses. These margins can be reconciled to operating income, a GAAP measure, by including other operating revenues, O&M expenses, conservation, depreciation and amortization and taxes (other than income taxes).
Results of Operations
NSP-Wisconsin’s net income was approximately $24.0 million for the first quarter of 2019 compared with approximately $31.4 million for the same period in 2018, largely due to higher O&M expenses.
Electric Margin
Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power. The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.
Electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2019	2018
Electric revenues	$215.0	$216.3
Electric fuel and purchased power	(105.4)	(104.2)
Electric margin	$109.6	$112.1
Changes in electric margin:

(Millions of Dollars)	2019 vs. 2018
Interchange agreement billings with NSP-Minnesota	$1.0
Estimated impact of weather	0.9
Purchased capacity costs	0.8
Timing of fuel recovery	(1.6)
Sales growth	(0.7)
Other, net	(2.9)
Total decrease in electric margin	$(2.5)
Natural Gas Margin
Total natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to natural gas cost recovery mechanisms.

Natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2019	2018
Natural gas revenues	$61.1	$56.5
Cost of natural gas sold and transported	(32.3)	(28.7)
Natural gas margin	$28.8	$27.8
Changes in natural gas margin:

(Millions of Dollars)	2019 vs. 2018
Estimated impact of weather	$1.0
Sales growth	(0.4)
Other, net	0.4
Total increase in natural gas margin	$1.0
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $3.4 million, or 11.3% for the first quarter of 2019. The increase was due to capital investments, primarily in transmission and distribution (Briggs-Madison line was in-serviced in December 2018).
Income Taxes — Income tax expense decreased $1.8 million for the first quarter of 2019. The decrease was primarily driven by lower pretax earnings. This was partially offset by a decrease in plant-related regulatory differences. The ETR was 26.2% for the first quarter of 2019 compared with 24.7% for the same period in 2018. The higher ETR in 2019 is primarily due to the items referenced above. See Note 6 to the consolidated financial statements.
Regulation
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
2018 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for 2018 were lower than authorized in rates and outside the two percent annual tolerance band, primarily due to increased sales to other utilities compared to the forecast used to set authorized rates. Under the fuel cost recovery rules, NSP-Wisconsin may retain approximately $3.5 million of fuel costs and defer the amount of over-recovery in excess of the two percent annual tolerance band for future refund to customers. In March 2019, NSP-Wisconsin filed with the PSCW to provide a refund of approximately $3.7 million to customers and proposed for it to be issued in September, 2019.
Item 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2019, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting
No changes in NSP-Wisconsin’s internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
NSP-Wisconsin is involved in various litigation matters that are being defended and handled in the ordinary course of business. Assessment of whether a loss is probable or is a reasonable possibility, and whether a loss or a range of loss is estimable, often involves a series of complex judgments regarding future events. Management maintains accruals for losses that are probable of being incurred and subject to reasonable estimation. Management may be unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to when (1) damages sought are indeterminate, (2) proceedings are in the early stages or (3) matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.
See Note 9 to the consolidated financial statements for further information.
Item 1A — RISK FACTORS
NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2018, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

Item 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	333-112033	3.01
3.02*	By-Laws of NSP-Wisconsin as Amended and Restated on Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	001-03140	3.02
10.01*+	Brett Carter’s Sign-On Bonus Terms	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2019	001-03034	10.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

April 26, 2019	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)