Form 10-Q
period 2019-06-30
NORTHERN STATES POWER CO /WI/
filed 2019-08-01
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-03140	39-0508315
(Commission File Number)	(I.R.S. Employer Identification No.)

(Registrant, State of Incorporation or Organization, Address of Principal Executive Officers and Telephone Number)
Northern States Power Company
Wisconsin

1414 West Hamilton Avenue

Eau Claire	Wisconsin	54701

715	839-2625
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

Class	August 1, 2019
Common Stock, $100 par value	933,000 shares
Northern States Power Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to such Form 10-Q.

Certifications Pursuant to Section 302
Certifications Pursuant to Section 906
This Form 10-Q is filed by Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin). NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available on various filings with the SEC. This report should be read in its entirety.

ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
ACE	Affordable Clean Energy
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
MDL	Multi-district litigation
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOI	Notice of inquiry
NOL	Net operating loss
O&M	Operating and maintenance
ROE	Return on equity
RTO	Regional Transmission Organization
TO	Transmission owner

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2018, and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: changes in environmental laws and regulations; climate change and other weather, natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; ability to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; operational safety, including nuclear generation; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices; costs of potential regulatory penalties; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; fuel costs; and employee work force and third party contractor factors.

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Operating revenues
Electric, non-affiliates	$164.4	$171.1	$335.3	$349.8
Electric, affiliates	43.5	38.4	87.6	76.1
Natural gas	20.9	22.0	82.0	78.5
Other	0.1	0.3	0.2	0.5
Total operating revenues	228.9	231.8	505.1	504.9

Operating expenses
Electric fuel and purchased power, non-affiliates	3.1	3.6	5.0	6.5
Purchased power, affiliates	99.9	101.6	203.4	202.9
Cost of natural gas sold and transported	8.2	8.5	40.5	37.2
Operating and maintenance expenses	51.3	48.9	103.2	99.3
Conservation expenses	3.1	3.1	6.0	6.1
Depreciation and amortization	34.4	31.5	68.5	62.0
Taxes (other than income taxes)	7.1	7.1	14.7	14.4
Total operating expenses	207.1	204.3	441.3	428.4

Operating income	21.8	27.5	63.8	76.5

Other expense, net	(0.3)	(0.5)	(0.6)	(0.9)

Allowance for funds used during construction — equity	0.9	2.2	1.4	4.1

Interest charges and financing costs
Interest charges — includes other financing costs of $0.3, $0.5, $0.7 and $1.0 respectively	9.8	9.7	19.8	19.3
Allowance for funds used during construction — debt	(0.3)	(1.0)	(0.6)	(1.8)
Total interest charges and financing costs	9.5	8.7	19.2	17.5

Income before income taxes	12.9	20.5	45.4	62.2
Income taxes	4.3	5.3	12.8	15.6
Net income	$8.6	$15.2	$32.6	$46.6

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net income	$8.6	$15.2	$32.6	$46.6

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $0	—	0.1	—	0.1

Other comprehensive income	—	0.1	—	0.1
Comprehensive income	$8.6	$15.3	$32.6	$46.7

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2019	2018
Operating activities
Net income	$32.6	$46.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	68.9	62.8
Deferred income taxes	2.0	2.4
Amortization of investment tax credits	(0.3)	(0.3)
Allowance for equity funds used during construction	(1.4)	(4.1)
Changes in operating assets and liabilities:
Accounts receivable	10.2	2.6
Accrued unbilled revenues	11.5	14.8
Inventories	0.7	3.9
Other current assets	(0.4)	(0.1)
Accounts payable	(8.9)	(8.2)
Net regulatory assets and liabilities	2.5	14.6
Other current liabilities	3.6	(0.3)
Pension and other employee benefit obligations	(7.1)	(8.9)
Other, net	1.3	1.2
Net cash provided by operating activities	115.2	127.0

Investing activities
Utility capital/construction expenditures	(86.8)	(117.1)
Other, net	—	(0.1)
Net cash used in investing activities	(86.8)	(117.2)

Financing activities
(Repayments of) and proceeds from short-term borrowings, net	(1.0)	19.0
Repayments of issuances of long-term debt	(0.1)	—
Capital contributions from parent	14.8	3.3
Dividends paid to parent	(41.7)	(31.5)
Other, net	—	(0.4)
Net cash used in financing activities	(28.0)	(9.6)

Net change in cash and cash equivalents	0.4	0.2
Cash and cash equivalents at beginning of period	2.2	1.4
Cash and cash equivalents at end of period	$2.6	$1.6

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(18.2)	$(16.5)
Cash paid for income taxes, net	(3.9)	(12.5)
Supplemental disclosure of non-cash investing transactions:
Accrued property, plant and equipment additions	$11.5	$18.8
Inventory transfers to property, plant and equipment	2.4	3.7
Allowance for equity funds used during construction	1.4	4.1

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2019	Dec. 31, 2018
Assets
Current assets
Cash and cash equivalents	$2.6	$2.2
Accounts receivable, net	53.6	75.1
Accrued unbilled revenues	44.7	56.2
Other receivables	11.2	6.8
Inventories	14.0	17.1
Regulatory assets	21.8	22.6
Prepaid taxes	26.1	30.2
Prepayments and other	3.2	3.3
Total current assets	177.2	213.5

Property, plant and equipment	2,263.0	2,241.6

Other assets
Regulatory assets	276.0	285.5
Other investments	2.7	2.7
Other	0.3	0.2
Total other assets	279.0	288.4
Total assets	$2,719.2	$2,743.5

Liabilities and Equity
Current liabilities
Short-term debt	$50.0	$51.0
Notes payable to affiliates	—	0.6
Accounts payable	30.7	56.8
Accounts payable to affiliates	23.1	20.0
Dividends payable to parent	15.9	17.4
Regulatory liabilities	24.6	20.9
Taxes accrued	5.5	3.0
Environmental liabilities	10.6	10.9
Accrued interest	9.2	8.8
Other	14.4	14.8
Total current liabilities	184.0	204.2

Deferred credits and other liabilities
Deferred income taxes	282.5	280.7
Deferred investment tax credits	6.7	7.0
Regulatory liabilities	404.8	400.1
Environmental liabilities	16.9	18.0
Customer advances	17.7	16.8
Pension and employee benefit obligations	37.5	44.5
Other	23.1	22.3
Total deferred credits and other liabilities	789.2	789.4

Commitments and contingencies
Capitalization
Long-term debt	807.8	807.5
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at June 30, 2019 and Dec. 31, 2018, respectively	93.3	93.3
Additional paid in capital	513.6	510.1
Retained earnings	331.3	339.0
Total common stockholder’s equity	938.2	942.4
Total liabilities and equity	$2,719.2	$2,743.5

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2019 and 2018
Balance at March 31, 2018	933.0	$93.3	$449.4	$349.4	$(0.1)	$892.0
Net income				15.2		15.2
Other comprehensive income					0.1	0.1
Common dividends declared to parent				(16.5)		(16.5)
Contribution of capital by parent			3.5			3.5
Balance at June 30, 2018	933.0	$93.3	$452.9	$348.1	$—	$894.3

Balance at March 31, 2019	933.0	$93.3	$510.1	$338.6	$—	$942.0
Net income				8.6		8.6
Other comprehensive income					—	—
Common dividends declared to parent				(15.9)		(15.9)
Contribution of capital by parent			3.5			3.5
Balance at June 30, 2019	933.0	$93.3	$513.6	$331.3	$—	$938.2

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2019 and 2018
Balance at Dec. 31, 2017	933.0	$93.3	$449.4	$334.0	$(0.1)	$876.6
Net income				46.6		46.6
Other comprehensive income					0.1	0.1
Common dividends declared to parent				(32.5)		(32.5)
Contribution of capital by parent			3.5			3.5
Balance at June 30, 2018	933.0	$93.3	$452.9	$348.1	$—	$894.3

Balance at Dec. 31, 2018	933.0	$93.3	$510.1	$339.0	$—	$942.4
Net income				32.6		32.6
Other comprehensive income					—	—
Common dividends declared to parent				(40.3)		(40.3)
Contribution of capital by parent			3.5			3.5
Balance at June 30, 2019	933.0	$93.3	$513.6	$331.3	$—	$938.2

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2019 and Dec. 31, 2018; the results of its operations, including the components of net income, change in stockholders' equity and comprehensive income for the three and six months ended June 30, 2019 and 2018; and its cash flows for the six months ended June 30, 2019 and 2018. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2019 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2018 balance sheet information has been derived from the audited 2018 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2018. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2018, filed with the SEC on Feb. 22, 2019. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for losses on receivables and certain other assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019, and will be applied on a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of Jan. 1, 2020. NSP-Wisconsin is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.
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

3.	Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Accounts receivable, net
Accounts receivable	$58.2	$80.7
Less allowance for bad debts	(4.6)	(5.6)
	$53.6	$75.1

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$7.1	$6.7
Fuel	3.8	3.8
Natural gas	3.1	6.6
	$14.0	$17.1

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Property, plant and equipment, net
Electric plant	$2,933.3	$2,895.5
Natural gas plant	351.2	345.7
Common and other property	197.2	189.7
Construction work in progress	63.0	55.0
Total property, plant and equipment	3,544.7	3,485.9
Less accumulated depreciation	(1,281.7)	(1,244.3)
	$2,263.0	$2,241.6

4.	Borrowings and Other Financing Instruments
NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.
Commercial Paper — Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$150	$150
Amount outstanding at period end	50	51
Average amount outstanding	39	28
Maximum amount outstanding	59	103
Weighted average interest rate, computed on a daily basis	2.63%	2.31%
Weighted average interest rate at period end	2.62	2.89

Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2019 and Dec. 31, 2018, there were no letters of credit outstanding.
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
As of June 30, 2019, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$50	$100

(a)	This credit facility expires in June 2024.

(b)	Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at June 30, 2019 and Dec. 31, 2018.
Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	June 30, 2019	Dec. 31, 2018
Notes payable to affiliates	$—	$0.6
Weighted average interest rate at period end	N/A	2.89%

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consists of the following:

	Three Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$54.1	$10.8	$—	$64.9
Commercial and industrial (C&I)	105.1	8.6	—	113.7
Other	2.1	—	0.1	2.2
Total retail	161.3	19.4	0.1	180.8
Interchange	43.5	—	—	43.5
Other	0.1	0.9	—	1.0
Total revenue from contracts with customers	204.9	20.3	0.1	225.3
Alternative revenue and other	3.0	0.6	—	3.6
Total revenues	$207.9	$20.9	$0.1	$228.9

	Three Months Ended June 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$58.7	$10.9	$—	$69.6
C&I	106.4	9.4	—	115.8
Other	1.8	—	0.3	2.1
Total retail	166.9	20.3	0.3	187.5
Interchange	38.4	—	—	$38.4
Other	1.3	1.1	—	2.4
Total revenue from contracts with customers	206.6	21.4	0.3	228.3
Alternative revenue and other	2.9	0.6	—	3.5
Total revenues	$209.5	$22.0	$0.3	$231.8

	Six Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$121.5	$44.4	$—	$165.9
C&I	203.6	34.4	—	238.0
Other	3.6	—	0.2	3.8
Total retail	328.7	78.8	0.2	407.7
Interchange	87.6	—	—	87.6
Other	0.6	2.0	—	2.6
Total revenue from contracts with customers	416.9	80.8	0.2	497.9
Alternative revenue and other	6.0	1.2	—	7.2
Total revenues	$422.9	$82.0	$0.2	$505.1

	Six Months Ended June 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$126.5	$41.3	$—	$167.8
C&I	211.2	34.0	—	245.2
Other	3.4	—	0.5	3.9
Total retail	341.1	75.3	0.5	416.9
Interchange	76.0	—	—	76.0
Other	2.9	2.0	—	4.9
Total revenue from contracts with customers	420.0	77.3	0.5	497.8
Alternative revenue and other	5.9	1.2	—	7.1
Total revenues	$425.9	$78.5	$0.5	$504.9

6.	Income Taxes
Except to the extent noted below, Note 7 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

The following table reconciles the difference between the statutory rate and the ETR:

	Six Months Ended June 30
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Increases (decreases) in tax from:
Prior period adjustments	2.2	—
Tax credits and allowances (net)	(1.0)	(0.9)
Plant regulatory differences (a)	(0.5)	(1.7)
Other (net)	0.3	0.5
Effective income tax rate	28.2%	25.1%

(a)
Regulatory differences for income tax primarily relate to the flow back of excess deferred taxes to customers through the average rate assumption method and the impact of allowance for funds used during construction - equity. Year-to-date variations primarily relates to the impact of allowance for funds used during construction - equity.

Federal Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2013	June 2020
2014 - 2016	September 2020
2017	September 2021

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of June 30, 2019, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2018, the IRS began an audit of tax years 2014-2016. As of June 30, 2019 no adjustments have been proposed.
State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2019, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2014. In 2018, Wisconsin began an audit of tax years 2014-2016. As of June 30, 2019 no material adjustments have been proposed.
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
Unrecognized tax benefits - permanent vs. temporary:

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$2.1	$2.0
Unrecognized tax benefit — Temporary tax positions	0.8	0.8
Total unrecognized tax benefit	$2.9	$2.8

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(2.0)	$(2.1)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $1.1 million for June 30, 2019 and Dec. 31, 2018.
As the IRS Appeals and federal and state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2.2 million in the next 12 months.
Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2019 or Dec. 31, 2018.

7.	Fair Value of Financial Assets and Liabilities
Fair Value Measurements
The accounting guidance for fair value measurements and disclosures provides a single definition of fair value, hierarchical framework for measuring assets and liabilities and requires disclosure about assets and liabilities measured at fair value.
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

Interest Rate Derivatives — NSP-Wisconsin may enter into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes.
At June 30, 2019, accumulated other comprehensive loss related to interest rate derivatives included no net gains or losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.
Gross notional amounts of commodity options:

(Amounts in Millions) (a)(b)	June 30, 2019	Dec. 31, 2018
MMBtu of natural gas	0.2	1.2

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
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
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were no pre-tax gains or losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings for the three and six months ended June 30, 2019. There were immaterial pre-tax losses and $0.1 million of net losses reclassified from accumulated other comprehensive loss into earnings during the three and six months ended June 30, 2018, respectively.
Changes in the fair value of natural gas commodity derivatives resulted in immaterial net losses for both the three months ended June 30, 2019 and 2018, which were recognized as regulatory assets and liabilities. There were $0.1 million of net losses and immaterial net losses for the six months ended June 30, 2019 and 2018, respectively. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During both the three months ended June 30, 2019 and 2018, there were no settlement gains or losses on natural gas commodity derivatives, which were recognized subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate. There were $0.2 million of gains and no gains or losses for the six months ended June 30, 2019 and 2018, respectively.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2019 and 2018.

Recurring Fair Value Measurements — The following tables presents for each of the fair value hierarchy levels, NSP-Wisconsin's derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$0.1	$—	$0.1	$—	$0.1

	Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$0.2	$—	$0.2	$—	$0.2

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2019 and Dec. 31, 2018.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in prepayments and other current assets balance of $3.2 million at June 30, 2019 and $3.3 million at Dec. 31, 2018 in the consolidated balance sheets.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2019		Dec. 31, 2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$807.8	$912.2	$807.5	$850.4

Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2019 and Dec. 31, 2018, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8.	Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1.1	$1.2	$—	$—
Interest cost (a)	1.4	1.4	0.1	0.2
Expected return on plan assets (a)	(2.0)	(2.3)	—	—
Amortization of prior service cost (credit) (a)	—	—	(0.1)	(0.1)
Amortization of net loss (a)	1.1	1.4	0.1	0.1
Net periodic benefit cost	$1.6	$1.7	$0.1	$0.2
Costs not recognized due to the effects of regulation	—	—	—	—
Net benefit cost recognized for financial reporting	$1.6	$1.7	$0.1	$0.2

	Six Months Ended June 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2.2	$2.4	$—	$—
Interest cost (a)	2.9	2.7	0.3	0.3
Expected return on plan assets (a)	(4.2)	(4.5)	—	—
Amortization of prior service cost (credit) (a)	—	—	(0.2)	(0.2)
Amortization of net loss (a)	2.2	2.8	0.1	0.3
Net periodic benefit cost	3.1	3.4	0.2	0.4
Credits not recognized due to the effects of regulation	0.2	0.2	—	—
Net benefit cost recognized for financial reporting	$3.3	$3.6	$0.2	$0.4

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
Legal Contingencies
NSP-Wisconsin is involved in various litigation matters in the ordinary course of business. The assessment of whether a loss is probable or is a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. Management maintains accruals for losses probable of being incurred and subject to reasonable estimation. Management is sometimes unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to, when (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories.

In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on NSP-Wisconsin’s financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
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
Breckenridge/Colorado - The MDL panel remanded Breckenridge back to the U.S. District Court in Colorado and assigned to a judge.
Arandell Corp. - In February 2019, Xcel Energy filed a no opposition motion to have the case remanded back to the U.S. District Court in Wisconsin. The motion was granted and the case has been remanded back to the District Court.
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
The FERC subsequently made preliminary determinations in a November 2018 order that the MISO TO's base ROE in effect for the first complaint period (12.38%) was outside the range of reasonableness, and should be reduced. The FERC indicated its preliminary analysis using the new ROE approach resulted in a base ROE of 10.28% for the first complaint period, compared to the previously ordered base ROE of 10.32%. NSP-Minnesota has recognized a current refund liability consistent with its best estimate of the final ROE, pending further FERC action as early as the second half of 2019.

On March 21, 2019, FERC announced a NOI seeking public comments on whether, and if so how, to revise ROE policies in light of the D.C. Circuit Court decision. FERC also initiated a NOI on whether to revise its policies on incentives for electric transmission investments, including the RTO membership incentive. Initial comments on both NOIs were due in June 2019, with reply comments due in July 2019. No final FERC action is expected before the second half of 2019.
Environmental
MGP Sites
Ashland MGP Site — NSP-Wisconsin was named a responsible party for contamination at the Ashland/Northern States Power Lakefront Superfund Site (the Site) in Ashland, Wisconsin. Remediation and restoration activities are anticipated to be completed in 2019 and groundwater treatment activities will continue for many years.
The current cost estimate for remediation and restoration of the entire site is approximately $190.0 million. At June 30, 2019 and Dec. 31, 2018, NSP-Wisconsin had a total liability of $25.9 million and $26.9 million, respectively, for the entire site.
NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation and restoration costs as a regulatory asset. The PSCW has authorized NSP-Wisconsin rate recovery for all remediation and restoration costs incurred at the Site. In 2012, the PSCW agreed to allow NSP-Wisconsin to pre-collect certain costs, to amortize costs over 10 years and to apply a 3% carrying cost to the unamortized regulatory asset.
MGP, Landfill or Disposal Sites — NSP-Wisconsin is currently investigating or remediating two MGP, landfill or other disposal sites across its service territories.
NSP-Wisconsin has recognized its best estimate of costs/liabilities that will result from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of the costs incurred.

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
NSP-Wisconsin's segment information for the three and six months ended June 30:

	Three Months Ended June 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues (a)	$207.9	$209.5
Intersegment revenues	0.1	0.1
Total operating revenue	208.0	209.6
Net income	10.9	15.5
Regulated Natural Gas
Operating revenues (a)	$20.9	$22.0
Intersegment revenues	—	0.1
Total operating revenue	20.9	22.1
Net loss	(1.3)	(0.1)
All Other
Operating revenues (a)	$0.1	$0.3
Net loss	(1.0)	(0.2)
Consolidated Total
Operating revenues (a)	$229.0	$232.0
Reconciling Eliminations	(0.1)	(0.2)
Total operating revenue	$228.9	$231.8
Net income	8.6	15.2

(a)	Operating revenues include $43.5 million and $38.4 million of affiliate electric revenue for the three months ended June 30, 2019 and 2018, respectively.

	Six Months Ended June 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues (a)	$422.9	$425.9
Intersegment revenues	0.2	0.2
Total operating revenue	423.1	426.1
Net income	24.1	35.9
Regulated Natural Gas
Operating revenues (a)	$82.0	$78.5
Intersegment revenues	0.2	0.3
Total operating revenue	82.2	78.8
Net income	9.2	10.3
All Other
Operating revenues (a)	$0.2	$0.5
Net income (loss)	(0.7)	0.4
Consolidated Total
Operating revenues (a)	$505.5	$505.4
Reconciling Eliminations	(0.4)	(0.5)
Total operating revenue	$505.1	$504.9
Net income	32.6	46.6

(a)	Operating revenues include $87.6 million and $76.1 million of affiliate electric revenue for the six months ended June 30 2019 and 2018, respectively.
Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Discussion of financial condition and liquidity for NSP-Wisconsin is omitted per conditions set forth in general instructions H(1)(a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis of the results of operations set forth in general instructions H(2)(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).
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
Results of Operations
NSP-Wisconsin’s net income was approximately $32.6 million for 2019 year-to-date, compared with approximately $46.6 million for the same period in 2018, largely due to unfavorable weather, higher depreciation and O&M expenses.
Electric Margin
Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power. The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.
Electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2019	2018
Electric revenues	$422.9	$425.9
Electric fuel and purchased power	(208.4)	(209.4)
Electric margin	$214.5	$216.5
Changes in electric margin:

(Millions of Dollars)	2019 vs. 2018
Interchange agreement billings with NSP-Minnesota	$4.8
Purchased capacity costs	1.3
Estimated impact of weather	(5.1)
Timing of fuel recovery	(1.3)
Sales growth	(0.5)
Other (net)	(1.2)
Total decrease in electric margin	$(2.0)
Natural Gas Margin
Total natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2019	2018
Natural gas revenues	$82.0	$78.5
Cost of natural gas sold and transported	(40.5)	(37.2)
Natural gas margin	$41.5	$41.3
Changes in natural gas margin:

(Millions of Dollars)	2019 vs. 2018
Estimated impact of weather	$0.6
Sales growth	(0.7)
Other (net)	0.3
Total increase in natural gas margin	$0.2

Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $6.5 million, or 10.5%, for 2019 year-to-date. The increase was due to capital investments, primarily in transmission and distribution (Briggs-Madison line was placed in-service in December 2018).
O&M Expenses — O&M expenses increased $3.9 million, or 3.9%, for 2019 year-to-date. Increase was primarily driven by interchange billings with NSP-Minnesota, employee benefit expenses and higher insurance premiums. The increase in interchange billings was largely due to timing of transmission projects.
Income Taxes — Income tax expense decreased $2.8 million for the first six months of 2019 compared with the same period in 2018. The decrease was primarily driven by lower pretax earnings. This was partially offset by an increase in prior period adjustments and a decrease in plant-related regulatory differences. The ETR was 28.2% for the first six months of 2019 compared with 25.1% for the same period in 2018. The higher ETR in 2019 is primarily due to the items referenced above. See Note 6 to the consolidated financial statements.
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
Recently Filed Regulatory Proceedings
Rate Case Settlement — In May 2019, NSP-Wisconsin filed an application with the PSCW seeking approval of a rate case settlement with various intervenors for 2020-2021.
For NSP-Wisconsin’s electric utility, the settlement agreement results in no change to base rates through Dec. 31, 2021. For the natural gas utility, there would be a $3.2 million (4.6%) decrease to base rates, effective Jan. 1, 2020, and no additional changes to base rates through Dec. 31, 2021.
Key elements of the settlement include:
Electric:

•	Allowed ROE of 10.0%;

•	Allowed equity ratio of 52.5%;

•	Retain expected fuel cost savings from new wind farms for the NSP System;

•	Allow deferral of pension settlement costs, if any, for 2019-2021;

•	Utilize a portion of tax reform benefits to offset revenue deficiency;

•	Allow deferral of certain large customer non-fuel cost of service impacts and bad debt expense in 2019-2021; and

•	Apply an earnings sharing mechanism for 2020 and 2021. The mechanism would return to customers 50% of earnings between 10.25% and 10.75% ROE and 100% of earnings equal to or in excess of 10.75% ROE.
Natural Gas:

•	Utilize tax reform benefits of $22.3 million to offset a portion of the regulatory asset for remediation of the MGP site in Ashland, WI.
On Aug. 1, 2019, the PSCW verbally approved the settlement agreement as filed with one minor modification, to remove the deferral of pension settlement accounting costs for 2021. NSP-Wisconsin anticipates a final written order in September 2019.
Public Utility Regulation
Except to the extent noted below and in Regulation above, the circumstances set forth in Public Utility Regulation included in Item 1 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 and in Item 2 of NSP-Wisconsin's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.
2018 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for 2018 were lower than authorized in rates and outside the 2% annual tolerance band, primarily due to increased sales to other utilities compared to the forecast used to set authorized rates. Under the fuel cost recovery rules, NSP-Wisconsin may retain approximately $3.5 million of fuel costs and defer the amount of over-recovery in excess of the 2% annual tolerance band for future refund to customers. In March 2019, NSP-Wisconsin filed with the PSCW to provide a refund of approximately $3.7 million to customers and proposed for it to be issued in September 2019.
Environmental Matters
In June 2019, the EPA issued the final ACE rule to replace the Obama-era Clean Power Plan. The final ACE rule may require implementation of heat rate improvement projects at some of our coal-fired power plants. It is not known what the costs associated with the final rule might be until state plans are developed to implement the final regulation. NSP-Wisconsin believes, based on prior state commission practice, the cost of these initiatives or replacement generation would be recoverable through rates.
Item 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2019, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

See Note 9 to the consolidated financial statements and Part I Item 2 for further information.
Item 1A — RISK FACTORS
NSP-Wisconsin’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2018, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

Item 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	333-112033	3.01
3.02*	By-Laws of NSP-Wisconsin as Amended and Restated on Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	001-03140	3.02
10.01*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among NSP-Wisconsin, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	001-03034	99.05
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

Aug. 1, 2019	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)