Form 10-Q
period 2019-09-30
NORTHERN STATES POWER CO /WI/
filed 2019-10-25
CIK 72909

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Class	Oct. 25, 2019
Common Stock, $100 par value	933,000 shares
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

ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
CEO	Chief executive officer
CFO	Chief financial officer
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
MDL	Multi-district litigation
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOI	Notice of inquiry
NOL	Net operating loss
O&M	Operating and maintenance
ROE	Return on equity
RTO	Regional Transmission Organization
TO	Transmission owner

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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2019	2018	2019	2018
Operating revenues
Electric, non-affiliates	$184.3	$200.4	$519.6	$550.2
Electric, affiliates	44.7	39.9	132.3	116.0
Natural gas	14.6	15.4	96.6	93.8
Other	0.1	0.3	0.3	0.9
Total operating revenues	243.7	256.0	748.8	760.9

Operating expenses
Electric fuel and purchased power, non-affiliates	3.2	3.2	8.2	9.7
Purchased power, affiliates	94.9	106.8	298.3	309.7
Cost of natural gas sold and transported	5.4	6.2	45.9	43.3
Operating and maintenance expenses	47.5	50.0	150.8	149.3
Conservation expenses	3.3	3.0	9.3	9.2
Depreciation and amortization	34.4	31.7	102.9	93.7
Taxes (other than income taxes)	7.3	7.1	22.0	21.5
Total operating expenses	196.0	208.0	637.4	636.4

Operating income	47.7	48.0	111.4	124.5

Other expense, net	(0.3)	(0.8)	(0.9)	(1.6)

Allowance for funds used during construction — equity	0.7	2.6	2.2	6.7

Interest charges and financing costs
Interest charges — includes other financing costs of $0.3, $0.5, $1.0 and $1.5, respectively	9.7	10.1	29.5	29.5
Allowance for funds used during construction — debt	(0.3)	(1.2)	(0.9)	(3.0)
Total interest charges and financing costs	9.4	8.9	28.6	26.5

Income before income taxes	38.7	40.9	84.1	103.1
Income taxes	9.3	9.9	22.2	25.5
Net income	$29.4	$31.0	$61.9	$77.6

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2019	2018	2019	2018
Net income	$29.4	$31.0	$61.9	$77.6

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $0	—	—	—	0.1

Other comprehensive income	—	—	—	0.1
Comprehensive income	$29.4	$31.0	$61.9	$77.7

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2019	2018
Operating activities
Net income	$61.9	$77.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	103.6	94.9
Deferred income taxes	4.0	15.8
Amortization of investment tax credits	(0.4)	(0.4)
Allowance for equity funds used during construction	(2.2)	(6.7)
Changes in operating assets and liabilities:
Accounts receivable	7.8	8.8
Accrued unbilled revenues	10.4	15.3
Inventories	(5.2)	(0.6)
Other current assets	10.2	5.1
Accounts payable	(9.1)	(7.5)
Net regulatory assets and liabilities	(0.8)	(13.6)
Other current liabilities	3.1	(4.9)
Pension and other employee benefit obligations	(7.1)	(8.6)
Other, net	2.2	2.0
Net cash provided by operating activities	178.4	177.2

Investing activities
Utility capital/construction expenditures	(145.0)	(174.5)
Other, net	(0.1)	0.2
Net cash used in investing activities	(145.1)	(174.3)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	17.0	(11.0)
Proceeds from issuance of long-term debt	—	197.1
Repayments of issuances of long-term debt	(0.1)	—
Capital contributions from parent	21.9	6.9
Dividends paid to parent	(72.6)	(48.0)
Other, net	—	(0.1)
Net cash used in financing activities	(33.8)	144.9

Net change in cash and cash equivalents	(0.5)	147.8
Cash and cash equivalents at beginning of period	2.2	1.4
Cash and cash equivalents at end of period	$1.7	$149.2

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(28.7)	$(22.0)
Cash paid for income taxes, net	(8.4)	(15.8)
Supplemental disclosure of non-cash investing transactions:
Accrued property, plant and equipment additions	$20.1	$22.7
Inventory transfers to property, plant and equipment	4.3	6.4
Allowance for equity funds used during construction	2.2	6.7

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2019	Dec. 31, 2018
Assets
Current assets
Cash and cash equivalents	$1.7	$2.2
Accounts receivable, net	48.9	75.1
Accrued unbilled revenues	45.9	56.2
Other receivables	7.0	6.8
Inventories	18.0	17.1
Regulatory assets	59.5	22.6
Prepaid taxes	18.9	30.2
Prepayments and other	4.6	3.3
Total current assets	204.5	213.5

Property, plant and equipment, net	2,304.3	2,241.6

Other assets
Regulatory assets	238.5	285.5
Other investments	2.8	2.7
Other	0.2	0.2
Total other assets	241.5	288.4
Total assets	$2,750.3	$2,743.5

Liabilities and Equity
Current liabilities
Short-term debt	$68.0	$51.0
Notes payable to affiliates	—	0.6
Accounts payable	45.7	56.8
Accounts payable to affiliates	16.2	20.0
Dividends payable to parent	11.8	17.4
Regulatory liabilities	61.7	20.9
Taxes accrued	6.2	3.0
Environmental liabilities	6.3	10.9
Accrued interest	7.7	8.8
Other	15.0	14.8
Total current liabilities	238.6	204.2

Deferred credits and other liabilities
Deferred income taxes	283.9	280.7
Deferred investment tax credits	6.6	7.0
Regulatory liabilities	375.8	400.1
Environmental liabilities	16.4	18.0
Customer advances	19.3	16.8
Pension and employee benefit obligations	37.8	44.5
Other	23.3	22.3
Total deferred credits and other liabilities	763.1	789.4

Commitments and contingencies
Capitalization
Long-term debt	807.9	807.5
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Sept. 30, 2019 and Dec. 31, 2018, respectively	93.3	93.3
Additional paid in capital	513.6	510.1
Retained earnings	333.8	339.0
Total common stockholder’s equity	940.7	942.4
Total liabilities and equity	$2,750.3	$2,743.5

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2019 and 2018
Balance at June 30, 2018	933.0	$93.3	$452.9	$348.1	$—	$894.3
Net income				31.0		31.0
Common dividends declared to parent				(18.2)		(18.2)
Contribution of capital by parent			0.4			0.4
Balance at Sept. 30, 2018	933.0	$93.3	$453.3	$360.9	$—	$907.5

Balance at June 30, 2019	933.0	$93.3	$513.6	$331.3	$—	$938.2
Net income				29.4		29.4
Common dividends declared to parent				(26.9)		(26.9)
Balance at Sept. 30, 2019	933.0	$93.3	$513.6	$333.8	$—	$940.7

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (UNAUDITED) (amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholders’ Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2019 and 2018
Balance at Dec. 31, 2017	933.0	$93.3	$449.4	$334.0	$(0.1)	$876.6
Net income				77.6		77.6
Other comprehensive income					0.1	0.1
Common dividends declared to parent				(50.7)		(50.7)
Contribution of capital by parent			3.9			3.9
Balance at Sept. 30, 2018	933.0	$93.3	$453.3	$360.9	$—	$907.5

Balance at Dec. 31, 2018	933.0	$93.3	$510.1	$339.0	$—	$942.4
Net income				61.9		61.9
Common dividends declared to parent				(67.1)		(67.1)
Contribution of capital by parent			3.5			3.5
Balance at Sept. 30, 2019	933.0	$93.3	$513.6	$333.8	$—	$940.7

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2019 and Dec. 31, 2018; the results of its operations, including the components of net income, change in stockholders' equity and comprehensive income for the three and nine months ended Sept. 30, 2019 and 2018; and its cash flows for the nine months ended Sept. 30, 2019 and 2018. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2019 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2018 balance sheet information has been derived from the audited 2018 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2018. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2018, filed with the SEC on Feb. 22, 2019. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for losses on receivables and certain other assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019, and will be applied on a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of Jan. 1, 2020. NSP-Wisconsin expects the impact of adoption of the new standard to include first-time recognition of expected credit losses (i.e., bad debt expense) on unbilled revenues, with the initial allowance established at Jan. 1, 2020 charged to retained earnings.

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

3.	Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Accounts receivable, net
Accounts receivable	$54.0	$80.7
Less allowance for bad debts	(5.1)	(5.6)
Accounts receivable, net	$48.9	$75.1

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$7.0	$6.7
Fuel	4.1	3.8
Natural gas	6.9	6.6
Total inventories	$18.0	$17.1

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Property, plant and equipment, net
Electric plant	$2,963.7	$2,895.5
Natural gas plant	358.9	345.7
Common and other property	199.2	189.7
Construction work in progress	80.1	55.0
Total property, plant and equipment	3,601.9	3,485.9
Less accumulated depreciation	(1,297.6)	(1,244.3)
Property, plant and equipment, net	$2,304.3	$2,241.6

4.	Borrowings and Other Financing Instruments
NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.
Commercial Paper — Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$150	$150
Amount outstanding at period end	68	51
Average amount outstanding	43	28
Maximum amount outstanding	68	103
Weighted average interest rate, computed on a daily basis	2.45%	2.31%
Weighted average interest rate at period end	2.27	2.89

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
Amended Credit Agreement — In June 2019, NSP-Wisconsin entered into an amended five-year credit agreement with a syndicate of banks. The amended credit agreements have substantially the same terms and conditions as the prior credit agreements with the exception of the maturity, which was extended from June 2021 to June 2024.
NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one year period. All extension requests are subject to majority bank group approval.
As of Sept. 30, 2019, NSP-Wisconsin had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$68	$82

(a)	This credit facility expires in June 2024.

(b)	Includes outstanding commercial paper.
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
Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Amounts in Millions, Except Interest Rates)	Sept. 30, 2019	Dec. 31, 2018
Notes payable to affiliates	$—	$0.6
Weighted average interest rate at period end	N/A	2.89%

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consists of the following:

	Three Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$63.6	$6.9	$—	$70.5
C&I	116.6	6.1	—	122.7
Other	0.9	—	0.1	1.0
Total retail	181.1	13.0	0.1	194.2
Interchange	44.7	—	—	44.7
Other	0.3	1.0	—	1.3
Total revenue from contracts with customers	226.1	14.0	0.1	240.2
Alternative revenue and other	2.9	0.6	—	3.5
Total revenues	$229.0	$14.6	$0.1	$243.7

	Three Months Ended Sept. 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$67.9	$7.0	$—	$74.9
C&I	127.9	6.9	—	134.8
Other	1.3	—	0.3	1.6
Total retail	197.1	13.9	0.3	211.3
Interchange	40.0	—	—	40.0
Other	0.4	0.9	—	1.3
Total revenue from contracts with customers	237.5	14.8	0.3	252.6
Alternative revenue and other	2.8	0.6	—	3.4
Total revenues	$240.3	$15.4	$0.3	$256.0

	Nine Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$185.1	$51.3	$—	$236.4
C&I	320.2	40.5	—	360.7
Other	4.5	—	0.3	4.8
Total retail	509.8	91.8	0.3	601.9
Interchange	132.3	—	—	132.3
Other	0.9	3.0	—	3.9
Total revenue from contracts with customers	643.0	94.8	0.3	738.1
Alternative revenue and other	8.9	1.8	—	10.7
Total revenues	$651.9	$96.6	$0.3	$748.8

	Nine Months Ended Sept. 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$194.5	$48.2	$—	$242.7
C&I	339.1	40.8	0.1	380.0
Other	4.7	—	0.8	5.5
Total retail	538.3	89.0	0.9	628.2
Interchange	116.0	—	—	116.0
Other	3.2	3.0	—	6.2
Total revenue from contracts with customers	657.5	92.0	0.9	750.4
Alternative revenue and other	8.7	1.8	—	10.5
Total revenues	$666.2	$93.8	$0.9	$760.9

6.	Income Taxes
Note 7 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Nine Months Ended Sept. 30
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Increases (decreases) in tax from:
Tax credits and tax credit and NOL allowances (net)	(1.5)	(0.7)
Prior period adjustments	0.4	(0.6)
Plant regulatory differences (a)	(0.4)	(1.6)
Other (net)	0.7	0.4
Effective income tax rate	26.4%	24.7%

(a)
Regulatory differences for income tax primarily relates to the credit of excess deferred taxes to customers through the average rate assumption method and the impact of AFUDC - equity. Year-to-date variations primarily relate to the impact of AFUDC - equity.

Federal Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2013	June 2020
2014 - 2016	September 2020

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of Sept. 30, 2019, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2018, the IRS began an audit of tax years 2014-2016. As of Sept. 30, 2019 no adjustments have been proposed.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2019, NSP-Wisconsin’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2014. In 2018, Wisconsin began an audit of tax years 2014-2016. As of Sept. 30, 2019 no material adjustments have been proposed.
Unrecognized Benefits — Unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority to an earlier period.
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$2.5	$2.0
Unrecognized tax benefit — Temporary tax positions	0.8	0.8
Total unrecognized tax benefit	$3.3	$2.8

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(2.5)	$(2.1)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $1.6 million and $1.1 million for Sept. 30, 2019 and Dec. 31, 2018, respectively.
As the IRS Appeals and federal and state audits progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2.2 million in the next 12 months.
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
At Sept. 30, 2019, accumulated other comprehensive loss related to interest rate derivatives included no net gains or losses expected to be reclassified into earnings during the next 12 months.
Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.
Gross notional amounts of commodity options:

(Amounts in Millions) (a)(b)	Sept. 30, 2019	Dec. 31, 2018
Million British thermal Units (MMBtu) of natural gas	0.6	1.2

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
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
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were no pre-tax gains or losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings for the three and nine months ended Sept. 30, 2019. There were immaterial pre-tax losses and $0.1 million of net losses reclassified from accumulated other comprehensive loss into earnings during the three and nine months ended Sept. 30, 2018, respectively.

Changes in the fair value of natural gas commodity derivatives resulted in $0.2 million of net losses and immaterial net losses for the three months ended Sept. 30, 2019 and 2018, respectively, which were recognized as regulatory assets and liabilities. There were $0.2 million of net losses and immaterial net losses for the nine months ended Sept. 30, 2019, and 2018, respectively, which were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on approved regulatory recovery mechanisms.
During both the three months ended Sept. 30, 2019 and 2018, there were no settlement gains or losses on natural gas commodity derivatives. For the nine months ended Sept. 30, 2019 and 2018, there were $0.1 million of losses and no gains or losses, respectively, recognized subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2019 and 2018.
Recurring Fair Value Measurements — The following tables presents for each of the fair value hierarchy levels, NSP-Wisconsin's derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2019
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$0.8	$—	$0.8	$—	$0.8
Current derivative liabilities
Natural gas commodity	$—	$0.4	$—	$0.4	$—	$0.4

	Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)	Total (c)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$0.2	$—	$0.2	$—	$0.2

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

(b)	Included in prepayments and other current assets balance of $4.6 million and other current liabilities balance of $15.0 million at Sept. 30, 2019, in the consolidated balance sheets.

(c)	Included in prepayments and other current assets balance of $3.3 million at Dec. 31, 2018, in the consolidated balance sheets.

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2019		Dec. 31, 2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$807.9	$954.0	$807.5	$850.4

Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2019 and Dec. 31, 2018, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8.	Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1.1	$1.2	$—	$—
Interest cost (a)	1.4	1.4	0.1	0.2
Expected return on plan assets (a)	(2.0)	(2.3)	—	—
Amortization of prior service credit (a)	—	—	(0.1)	(0.1)
Amortization of net loss (a)	1.1	1.4	0.1	0.1
Settlement charge (b)	—	5.2	—	—
Net periodic benefit cost	1.6	6.9	0.1	0.2
Costs not recognized due to the effects of regulation	—	(3.1)	—	—
Net benefit cost recognized for financial reporting	$1.6	$3.8	$0.1	$0.2

	Nine Months Ended Sept. 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$3.3	$3.6	$—	$—
Interest cost (a)	4.3	4.1	0.4	0.4
Expected return on plan assets (a)	(6.2)	(6.8)	—	—
Amortization of prior service credit (a)	—	—	(0.2)	(0.2)
Amortization of net loss (a)	3.3	4.2	0.2	0.4
Settlement charge (b)	—	5.2	—	—
Net periodic benefit cost	4.7	10.3	0.4	0.6
Credits (costs) not recognized due to the effects of regulation	0.2	(2.8)	—	—
Net benefit cost recognized for financial reporting	$4.9	$7.5	$0.4	$0.6

(a)
The components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the consolidated statement of income or capitalized on the consolidated balance sheet as a regulatory asset.

(b) A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter of 2018 as a result of lump-sum distributions during the 2018 plan year, NSP-Wisconsin recorded a total pension settlement charge of $5.2 million, the majority of which was not recognized due to the effects of regulation. A total of $1.2 million of that amount was recorded in other expense in the third quarter of 2018.

In January 2019, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $7.2 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2019.

9.	Commitments and Contingencies
The following includes commitments, contingencies and unresolved contingencies that are material to NSP-Wisconsin’s financial position.
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
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado.
Arandell Corp. — In February 2019, the case was remanded back to the U.S. District Court in Wisconsin.
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

In October 2018, the FERC issued an ROE order that addressed the D.C. Circuit’s actions. Under a new proposed two step ROE approach, the FERC indicated an intention to dismiss an ROE complaint if the existing ROE falls within the range of just and reasonable ROEs based on equal weighting of the Discounted Cash Flows (DCF), Capital Asset Pricing Model (CAPM), and Expected Earnings models. The FERC proposed that if necessary, it would then set a new ROE by averaging the results of these models plus a Risk Premium model.
The FERC subsequently made preliminary determinations in a November 2018 order that the MISO TO's base ROE in effect for the first complaint period (12.38%) was outside the range of reasonableness, and should be reduced. The FERC indicated its preliminary analysis using the new ROE approach resulted in a base ROE of 10.28% for the first complaint period, compared to the previously ordered base ROE of 10.32%. NSP-Minnesota has recognized a current refund liability consistent with its best estimate of the final ROE, pending further FERC action as early as the fourth quarter of 2019.
On March 21, 2019, FERC announced a NOI seeking public comments on whether, and if so how, to revise ROE policies in light of the D.C. Circuit Court decision. FERC also initiated a NOI on whether to revise its policies on incentives for electric transmission investments, including the RTO membership incentive. Initial comments on both NOIs were due in June 2019, with reply comments submitted in the third quarter of 2019, pending further FERC action as early as the fourth quarter of 2019.
Environmental
MGP Sites
Ashland MGP Site — NSP-Wisconsin was named a responsible party for contamination at the Ashland/Northern States Power Lakefront Superfund Site (the Site) in Ashland, Wisconsin. Remediation and restoration activities are anticipated to be completed in 2019 and groundwater treatment activities will continue for many years.
The current cost estimate for remediation and restoration of the entire Site is approximately $194.0 million. At Sept. 30, 2019 and Dec. 31, 2018, NSP-Wisconsin had a total liability of $21.6 million and $26.9 million, respectively, for the entire site.
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
MGP, Landfill or Disposal Sites — NSP-Wisconsin is currently investigating or remediating two other MGP, landfill or other disposal sites across its service territories.
NSP-Wisconsin has recognized its best estimate of costs/liabilities that will result from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.

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

NSP-Wisconsin has the following reportable segments:

•	Regulated Electric - The regulated electric utility segment generates electricity, which is transmitted and distributed in Wisconsin and Michigan.

•	Regulated Natural Gas - The regulated natural gas utility segment purchases, transports, stores and distributes natural gas in portions of Wisconsin and Michigan.

•
All Other - revenues from operating segments not included above are below the necessary quantitative thresholds and are therefore included in the all other category. Those primarily include investments in rental housing projects that qualify for low-income housing tax credits.

Asset and capital expenditure information is not provided for NSP-Wisconsin's reportable segments. As an integrated electric and natural gas utility, NSP-Wisconsin operates significant assets that are not dedicated to a specific business segment. Reporting assets and capital expenditures by business segment would require arbitrary and potentially misleading allocations, which may not necessarily reflect the assets required for the operation of the business segments on a stand-alone basis.
Certain costs, such as common depreciation, common O&M expenses and interest expense are allocated based on cost causation allocators across each segment. In addition, a general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.
NSP-Wisconsin's segment information for the three and nine months ended Sept. 30:

	Three Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues (a)	$229.0	$240.3
Intersegment revenues	—	0.1
Total operating revenue	229.0	240.4
Net income	33.3	34.3
Regulated Natural Gas
Operating revenues	$14.6	$15.4
Intersegment revenues	0.1	—
Total operating revenue	14.7	15.4
Net loss	(4.1)	(3.5)
All Other
Operating revenues	$0.1	$0.3
Net income	0.2	0.2
Consolidated Total
Operating revenues (a)	$243.8	$256.1
Reconciling Eliminations	(0.1)	(0.1)
Total operating revenue	$243.7	$256.0
Net income	29.4	31.0

(a)	Operating revenues include $44.7 million and $39.9 million of affiliate electric revenue for the three months ended Sept. 30, 2019 and 2018, respectively.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues (a)	$651.9	$666.2
Intersegment revenues	0.2	0.3
Total operating revenue	652.1	666.5
Net income	57.4	70.2
Regulated Natural Gas
Operating revenues	$96.6	$93.8
Intersegment revenues	0.3	0.2
Total operating revenue	96.9	94.0
Net income	5.1	6.8
All Other
Operating revenues	$0.3	$0.9
Net (loss) income	(0.6)	0.6
Consolidated Total
Operating revenues (a)	$749.3	$761.4
Reconciling Eliminations	(0.5)	(0.5)
Total operating revenue	$748.8	$760.9
Net income	61.9	77.6

(a)	Operating revenues include $132.3 million and $116.0 million of affiliate electric revenue for the nine months ended Sept. 30 2019 and 2018, respectively.
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
Results of Operations
NSP-Wisconsin’s net income was approximately $61.9 million for 2019 year-to-date, compared with approximately $77.6 million for the same period in 2018, largely due to unfavorable weather, higher depreciation and lower AFUDC.
Electric Margin
Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power. The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.
Electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Electric revenues	$651.9	$666.2
Electric fuel and purchased power	(306.5)	(319.4)
Electric margin	$345.4	$346.8
Changes in electric margin:

(Millions of Dollars)	2019 vs. 2018
Interchange agreement billings with NSP-Minnesota	$11.5
Timing of fuel recovery	1.7
Estimated impact of weather	(7.3)
Purchased capacity costs	(4.5)
Sales decline	(1.4)
Other (net)	(1.4)
Total decrease in electric margin	$(1.4)
Natural Gas Margin
Total natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Natural gas revenues	$96.6	$93.8
Cost of natural gas sold and transported	(45.9)	(43.3)
Natural gas margin	$50.7	$50.5
Changes in natural gas margin:

(Millions of Dollars)	2019 vs. 2018
Estimated impact of weather	$0.5
Sales growth	(0.7)
Other (net)	0.4
Total increase in natural gas margin	$0.2

Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $9.2 million, or 9.8%, for the nine months ended Sept. 30, 2019 compared with the prior year. The increase was primarily due to transmission and distribution capital investments placed into service.
O&M Expenses — O&M expenses increased $1.5 million, or 1.0%, for the first nine months of 2019 compared with the prior year. The increase was primarily driven by interchange billings with NSP-Minnesota, employee benefit expenses and higher insurance premiums. The increase in interchange billings was largely a result of to timing of transmission projects.
AFUDC, Equity and Debt — AFUDC decreased $6.6 million for the first nine months of 2019 compared with the same period in 2018. The decrease was primarily due to a decrease in transmission and distribution projects.
Income Taxes — Income tax expense decreased $3.3 million for the first nine months of 2019 compared with the prior year. The decrease was primarily driven by lower pretax earnings. This was partially offset by a decrease in plant-related regulatory differences and an increase in prior period adjustments. The ETR was 26.4% for the first nine months of 2019 compared with 24.7% for the same period in 2018, largely due to the items referenced above. See Note 6 to the consolidated financial statements.
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
Public campaigns are conducted to raise awareness of public safety issues of interacting with our electric systems.
While programs to comply with regulatory requirements are in place, there is no guarantee that compliance programs or other measures will be sufficient to ensure against violations. Decisions by these regulators can significantly impact NSP-Wisconsin’s results of operations.
Recently Filed Regulatory Proceedings
Rate Case Settlement — In May 2019, NSP-Wisconsin filed an application with the PSCW seeking approval of a rate case settlement with various intervenors for 2020-2021.
For NSP-Wisconsin’s electric utility, the settlement agreement results in no change to base electric rates through Dec. 31, 2021. For the natural gas utility, there would be a $3.2 million (4.6%) decrease to base rates, effective Jan. 1, 2020, and no additional changes to base rates through Dec. 31, 2021.

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
In September 2019, the PSCW issued an interim order approving the settlement agreement as filed with one minor modification, to remove the deferral of pension settlement accounting costs for 2021.
Public Utility Regulation
Except to the extent noted below and in Regulation above, the circumstances set forth in Public Utility Regulation included in Item 1 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 and in Item 2 of NSP-Wisconsin's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.
2018 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for 2018 were lower than authorized in rates and outside the 2% annual tolerance band, primarily due to increased sales to other utilities compared to the forecast used to set authorized rates. Under the fuel cost recovery rules, NSP-Wisconsin may retain approximately $3.5 million of fuel costs and defer the amount of over-recovery in excess of the 2% annual tolerance band for future refund to customers. In March 2019, NSP-Wisconsin filed with the PSCW to provide a refund of approximately $3.7 million to customers and proposed for it to be issued in September 2019. In August 2019, the Commission issued their order to refund the $3.7 million.
Environmental Matters
In June 2019, the EPA issued the final ACE rule to replace the Obama-era Clean Power Plan. The final ACE rule may require implementation of heat rate improvement projects at some of our coal-fired power plants. It is not known what the costs associated with the final rule might be until state plans are developed to implement the final regulation. NSP-Wisconsin believes the costs would be recoverable through rates based on prior state commission practice.

Item 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure. As of Sept. 30, 2019, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.
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

Item 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	333-112033	3.01
3.02*	By-Laws of NSP-Wisconsin as Amended and Restated on Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	001-03140	3.02
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

Oct. 25, 2019	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)