Form 10-K
period 2019-12-31
NORTHERN STATES POWER CO /WI/
filed 2020-02-21
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-03140
(Commission File Number)

Northern States Power Company
(Exact name of registrant as specified in its charter)

Wisconsin			39-0508315
(State or other jurisdiction or incorporation or organization)			(I.R.S. Employer Identification No.)
1414 West Hamilton Avenue	Eau Claire	Wisconsin	54701
(Address of principal executive offices)			(Zip Code)

715	839-2625
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 21, 2020, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 6, 2020. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOT	Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
ADIT	Accumulated deferred income taxes
AFUDC	Allowance for funds used during construction
ARAM	Average rate assumption method
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CEO	Chief executive officer
CFO	Chief financial officer
Corps	U.S. Army Corps of Engineers
CWA	Clean Water Act
CWIP	Construction work in progress
DSM	Demand side management
EMANI	European Mutual Association for Nuclear Insurance
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
ITC	Investment tax credit
MDL	Multi-district litigation
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investor Services

Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOI	Notice of Inquiry
NOL	Net operating loss
O&M	Operating and maintenance
PGA	Purchased gas adjustment
PI	Prairie Island nuclear generating plant
Pipeline Safety Act	Pipeline Safety, Regulatory Certainty, and Job Creation Act
PPA	Purchased power agreement
REC	Renewable energy credit
ROE	Return on equity
RTO	Regional Transmission Organization
SERP	Supplemental executive retirement plan
Standard & Poor’s	Standard & Poor’s Ratings Services
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TO	Transmission owner
VIE	Variable interest entity

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2019 (including risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including nuclear generation; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs, changes in regulation and subsidiaries’ ability to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

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

Overview

Electric customers	0.3 million
NSP-Wisconsin was incorporated in 1901 under the laws of Wisconsin. NSP-Wisconsin conducts business in Wisconsin and Michigan and generates, transmits, distributes and sells electricity. NSP-Minnesota and NSP-Wisconsin electric operations are managed on the NSP System. NSP-Wisconsin also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas.

Natural gas customers	0.1 million
Total assets	$2.8 billion
Rate Base	$1.7 billion
ROE	8.27%
Electric generating capacity	548 MW
Gas storage capacity	3.8 Bcf
Electric transmission lines (conductor miles)	12,285 miles
Electric distribution lines (conductor miles)	27,504 miles
Natural gas transmission lines	3 miles
Natural gas distribution lines	2,473 miles

Electric Operations
NSP-Wisconsin had electric sales volume of 6,788 (millions of KWh), 261,989 customers and electric revenues of $844.1 (millions of dollars) for 2019.

Sales/Revenue Statistics

	2019		2018
KWh sales per retail customer	25,910		26,825
Revenue per retail customer	$2,653		$2,678
Residential revenue per KWh	13.34	¢	12.97	¢
Large C&I revenue per KWh	7.45	¢	7.44	¢
Small C&I revenue per KWh	9.99	¢	9.64	¢
Total retail revenue per KWh	10.24	¢	9.98	¢
Owned and Purchased Energy Generation — 2019
Electric Energy Sources
Total electric generation by source (including energy market purchases) for the year ended Dec. 31, 2019:

*Distributed generation from the Solar*Rewards® program is not included (approximately 12.3 million KWh for 2019).

Renewable Energy Sources — NSP System
The NSP System’s renewable energy portfolio includes wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. Renewable percentages will vary year over year based on system additions, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.

Renewable energy as a percentage of total energy for 2019:

(a)	Includes biomass and hydroelectric
Wind Energy Sources
Owned — Owned and operated wind farms with corresponding capacity:

2019		2018
Wind Farms	Capacity	Wind Farms	Capacity
7	1090 MW	5	840 MW
PPAs — Number of PPAs with range:

2019		2018
PPAs	Range	PPAs	Range
131	0.7 MW - 205.5 MW	132	0.7 MW - 205.5 MW
Capacity — Wind capacity:

2019	2018
2,780 MW	2,550 MW
Average Cost (Owned) — Average cost per MWh of wind energy from owned generation:

2019	2018
$35	$37
Average Cost (PPAs) — Average cost per MWh of wind energy under existing PPAs:

2019	2018
$41	$44
Solar Energy Sources
Solar energy PPAs:

Type	Capacity
Distributed Generation	736 MW
Utility-Scale	266 MW

Other Carbon-Free Energy Sources — NSP System
The NSP System’s other carbon-free energy portfolio includes nuclear from owned generating facilities.
See Item 2 — Properties for further information.
Nuclear Energy Sources
NSP System has two nuclear plants (owned by NSP-Minnesota) with approximately 1,700 MW of total 2019 net summer dependable capacity.
NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. The contract strategy involves a portfolio of spot purchases and medium and long-term contracts for uranium concentrates, conversion services and enrichment services with multiple producers and with a focus on diversification and alternate sources to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost
Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements:

	Nuclear
	Cost	Percent
2019	$0.81	45%
2018	0.80	45
Fossil Fuel Energy Sources — NSP System
The NSP System’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal Energy Sources
NSP System has three coal plants with approximately 2,400 MW of total 2019 net summer dependable capacity.
Approved and proposed coal plant retirements:

Approved (2019 to 2027)
Year	Plant	Capacity
2023	Sherco Unit 2	682 MW
2026	Sherco Unit 1	680 MW

Proposed (2028 to 2030)
Year	Plant	Capacity
2028	A.S King	511 MW
2030	Sherco Unit 3	517 MW

Coal Fuel Cost
Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements:

	Coal (a)
	Cost	Percent
2019	$2.02	36%
2018	2.13	42

(a)	Includes refuse-derived fuel and wood for the NSP System.
Natural Gas Energy Sources
The NSP System has eight natural gas plants with approximately 2,800 MW of total 2019 net summer dependable capacity.
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
Natural Gas Cost
Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements:

	Natural Gas
	Cost	Percent
2019	$3.09	19%
2018	3.87	13
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (in MW)
2019		2018
8,774	July 19	8,927	June 29
Transmission
Transmission lines deliver electricity over long distances from power sources to transmission substations closer to homes and businesses. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support a diverse generation mix, including renewable energy. NSP-Wisconsin owns more than 12,200 conductor miles of transmission lines.
During 2019, NSP-Wisconsin completed the following transmission project:

Project	Miles	Size
Nelson-Wabasha	2	69 KV
Notable upcoming transmission project:

Project	Miles	Size	Completion Date
Bayfield Second Circuit	19	345 KV	2022

Natural Gas Operations
Natural gas operations consist of purchase, transportation, and distribution of natural gas to end use residential, C&I and transport customers. NSP-Wisconsin had natural gas deliveries of 22,195 (thousands of MMBtu), 116,723 customers and natural gas revenues of $136.4 (millions of dollars) for 2019.

Sales/Revenue Statistics

	2019	2018
MMBtu sales per retail customer	151.74	154.33
Revenue per retail customer	$1,118.22	$1,191.43
Residential revenue per MMBtu	9.31	9.64
C&I revenue per MMBtu	5.83	6.25
Transportation and other revenue per MMBtu	1.31	0.85
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily output (firm and interruptible) and occurrence date:

2019			2018
MMBtu		Date	MMBtu	Date
166,009	(a)	Jan. 30	159,700	Jan. 5

(a)	Increase in maximum MMBtu output due to colder winter temperatures in 2019.
Natural Gas Supply and Costs
NSP-Wisconsin actively seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which provides increased flexibility, decreased interruption and financial risk and economical rates. In addition, NSP-Wisconsin conducts natural gas price hedging activities approved by its state commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2019	2018
$3.49	$3.84
NSP-Wisconsin has natural gas supply transportation and storage agreements that include obligations for purchase and/or delivery of specified volumes or to make payments in lieu of delivery.
See Item 2 - Properties for further information.

General
Seasonality
Demand for electric power and natural gas is affected by seasonal differences in the weather. In general, peak sales of electricity occur in the summer months and peak sales of natural gas occur in the winter months. As a result, the overall operating results may fluctuate substantially on a seasonal basis. Additionally, NSP-Wisconsin’s operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer.
Competition
NSP-Wisconsin is subject to public policies that promote competition and development of energy markets. NSP-Wisconsin’s industrial and large commercial customers have the ability to generate their own electricity. In addition, customers may have the option of substituting other fuels or relocating their facilities to a lower cost region.
Customers have the opportunity to supply their own power with distributed generation including solar generation and in most jurisdictions can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them.
Several states, including Wisconsin, have incentives for the development of rooftop solar, community solar gardens and other distributed energy resources. Distributed generating resources are potential competitors to NSP-Wisconsin’s electric service business with these incentives and federal tax subsidies.
The FERC has continued to promote competitive wholesale markets through open access transmission and other means. NSP-Wisconsin’s wholesale customers can purchase their output from generation resources of competing suppliers or non-contracted quantities and use the transmission systems of Xcel Energy Inc.’s utility subsidiaries on a comparable basis to serve their native load.
FERC Order No. 1000 established competition for construction and operation of certain new electric transmission facilities. State utilities commissions have also created resource planning programs that promote competition for electricity generation resources used to provide service to retail customers.

NSP-Wisconsin has franchise agreements with cities subject to periodic renewal; however, a city could seek alternative means to access electric power or gas, such as municipalization. No municipalization activities are occurring presently.
While facing these challenges, NSP-Wisconsin believes its rates and services are competitive with alternatives currently available.

Public Utility Regulation
See Item 7 for discussion of public utility regulation.

Environmental
Environmental Regulation
Our facilities are regulated by federal and state environmental agencies that have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Various company activities require registrations, permits, licenses, inspections and approvals from these agencies. NSP-Wisconsin has received necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Our facilities have been designed and constructed to operate in compliance with applicable environmental standards and related monitoring and reporting requirements. However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or what effect future laws or regulations may have.
We may be required to incur expenditures in the future for remediation of MGP and other sites if it is determined that prior compliance efforts are not sufficient.
NSP-Wisconsin must comply with emission budgets that require the purchase of emission allowances from other utilities.
There are significant present and future environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. NSP-Wisconsin has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. If future environmental regulations do not take into consideration investments already made or if additional initiatives or emission reductions are required, substantial costs may be incurred.
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans for GHG reductions from coal-fired power plants. The state plans, due to the EPA in July 2022, will evaluate and potentially require heat rate improvements at existing coal-fired plants. It is not yet known how these state plans will affect the NSP System’s existing coal plants, but they could require substantial additional investment, even if slated for retirement. NSP-Wisconsin believes, based on prior state commission practice, the cost of these initiatives or replacement generation would be recoverable through rates.
NSP-Wisconsin seeks to address climate change and potential climate change regulation through efforts to reduce its GHG emissions in a balanced, cost-effective manner.

Employees
As of Dec. 31, 2019, NSP-Wisconsin had 538 full-time employees and no part-time employees, of which 392 were covered under collective-bargaining agreements.

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
Oversight of Risk and Related Processes
The Board of Directors is responsible for the oversight of material risk and maintaining an effective risk monitoring process. Management and the Board of Directors have responsibility for overseeing the identification and mitigation of key risks.
At a threshold level, NSP-Wisconsin maintains a robust compliance program and promotes a culture of compliance beginning with the tone at the top. The risk mitigation process includes adherence to our code of conduct and compliance policies, operation of formal risk management structures and overall business management. NSP-Wisconsin further mitigates inherent risks through formal risk committees and corporate functions such as internal audit, and internal controls over financial reporting and legal.
Management identifies and analyzes risks to determine materiality and other attributes such as timing, probability and controllability. Identification and risk analysis occurs formally through risk assessment conducted by senior management, the financial disclosure process, hazard risk procedures, internal audit and compliance with financial and operational controls. Management also identifies and analyzes risk through the business planning process, development of goals and establishment of key performance indicators, including identification of barriers to implementing our strategy. The business planning process also identifies likelihood and mitigating factors to prevent the assumption of inappropriate risk to meet goals.
Management communicates regularly with the Board of Directors and its sole stockholder regarding risk. Senior management presents and communicates a periodic risk assessment to the Board of Directors. The presentation and the discussion of the key risks provides information on the risks management believes are material, including financial impact, timing, likelihood and mitigating factors. The Board of Directors regularly reviews management’s key risk assessments, which includes areas of existing and future macroeconomic, financial, operational, policy, environmental and security risks.
Overall, oversight, management and mitigation of risk is an integral and continuous part of the Board of Directors’ governance of NSP-Wisconsin. Processes are in place to ensure appropriate risk oversight, as well as identification and consideration of new risks.
Risks Associated with Our Business
Operational Risks
Our natural gas and electric transmission and distribution operations involve numerous risks that may result in accidents and other operating risks and costs.
Our natural gas transmission and distribution activities include inherent hazards and operating risks, such as leaks, explosions, outages and mechanical problems. Our electric generation, transmission and distribution activities include inherent hazards and operating risks such as contact, fire and outages.

These risks could result in loss of life, significant property damage, environmental pollution, impairment of our operations and substantial financial losses. We maintain insurance against most, but not all, of these risks and losses. The occurrence of these events, if not fully covered by insurance, could have a material effect on our financial condition, results of operations and cash flows.
Additionally, compliance with existing and potential new regulations related to the operation and maintenance of our natural gas infrastructure could result in significant costs. The PHMSA is responsible for administering the DOT’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines. The PHMSA continues to develop regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of natural gas pipeline infrastructure. We have programs in place to comply with the PHMSA regulations and systematically monitor and renew infrastructure over time, however, a significant incident or material finding of non-compliance could result in penalties and higher costs of operations.
Our natural gas and electric transmission and distribution operations are dependent upon complex information technology systems and network infrastructure, the failure of which could disrupt our normal business operations, which could have a material adverse effect on our ability to process transactions and provide services.
Our utility operations are subject to long-term planning and project risks.
Most electric utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of when they are brought in-service subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. Our long-term resource plan is dependent on our ability to obtain required approvals, develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning and asset lives are subject to risk. The electric utility sector is undergoing a period of significant change. For example, increases in energy efficiency, wider adoption of lower cost renewable generation, distributed generation and shifts away from coal generation to decrease carbon emissions and increasing use of natural gas in electric generation driven by lower natural gas prices. Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, as well as stranded costs if NSP-Wisconsin is not able to fully recover costs and investments.
Changing customer expectations and technologies are requiring significant investments in advanced grid infrastructure, which increases exposure to technology obsolescence.
Evolving stakeholder preference for lower emission generation sources may pressure our investments in natural gas generation and delivery. The magnitude and timing of resource additions and changes in customer demand may not coincide while customer preference for resource generation may change, which introduces further uncertainty into long-term planning. Additionally, multiple states may not agree as to the appropriate resource mix which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.

We are subject to longer-term availability of inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
We are subject to commodity risks and other risks associated with energy markets and energy production.
In the event fuel costs increase, customer demand could decline and bad debt expense may rise, which may have a material impact on our results of operations. Despite existing fuel recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered. Delays in the timing of the collection of fuel cost recoveries could impact our cash flows.
A significant disruption in supply could cause us to seek alternative supply services at potentially higher costs and supply shortages may not be fully resolved, which could cause disruptions in our ability to provide services to our customers. Failure to provide service due to disruptions may also result in fines, penalties or cost disallowances through the regulatory process. Also, significantly higher energy or fuel costs relative to sales commitments could negatively impact our cash flows and results of operations.
We also engage in wholesale sales and purchases of electric capacity, energy and energy-related products as well as natural gas. In many markets, emission allowances and/or RECs are also needed to comply with various statutes and commission rulings. As a result, we are subject to market supply and commodity price risk. Commodity price changes can affect the value of our commodity trading derivatives. We mark certain derivatives to estimated fair market value on a daily basis. Settlements can vary significantly from estimated fair values recorded and significant changes from the assumptions underlying our fair value estimates could cause earnings variability.
Failure to attract and retain a qualified workforce could have an adverse effect on operations.
Certain specialized knowledge is required of our technical employees for construction and operation of transmission, generation and distribution assets. Our business strategy is dependent on our ability to recruit, retain and motivate employees. Competition for skilled employees is high in the areas of business operations. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. We have seen a tightening of supply for engineers and skilled laborers in certain markets and are implementing plans to retain these employees. Inability to attract and retain these employees could adversely impact our results of operations, financial condition or cash flows.
Our operations use third-party contractors in addition to employees to perform periodic and ongoing work.
We rely on third-party contractors to perform operations, maintenance and construction work. Our contractual arrangements with these contractors typically include performance standards, progress payments, insurance requirements and security for performance. Poor vendor performance could impact ongoing operations, restoration operations, our reputation and could introduce financial risk or risks of fines.

Although we do not own any nuclear generating facilities, because our production and transmission system is operated on an integrated basis with NSP-Minnesota’s (an affiliate of NSP-Wisconsin) production and transmission system, we may be subject to risks associated with NSP-Minnesota’s nuclear generation.
NSP-Minnesota has two nuclear generation plants, PI and Monticello. Risks of nuclear generation include:

•	Hazards associated with the use of radioactive material in energy production, including management, handling, storage and disposal;

•
Limitations on insurance available to cover losses that may arise in connection with nuclear operations, as well as obligations to contribute to an insurance pool in the event of damages at a covered U.S. reactor; and

•	Technological and financial uncertainties related to the costs of decommissioning nuclear plants may cause our funding obligations to change.
The NRC has authority to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including the ability to impose fines and/or shut down a unit until compliance is achieved. Revised NRC safety requirements could necessitate substantial capital expenditures or an increase in operating expenses. In addition, the Institute for Nuclear Power Operations reviews NSP-Minnesota’s nuclear operations and nuclear generation facilities. Compliance with the Institute for Nuclear Power Operations’ recommendations could result in substantial capital expenditures or a substantial increase in operating expenses.
If an incident did occur, it could have a material impact on our results of operations, financial condition or cash flows. Furthermore, non-compliance or the occurrence of a serious incident at other nuclear facilities could result in increased industry regulation, which may increase NSP-Minnesota’s compliance costs.
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

We have historically paid quarterly dividends to Xcel Energy Inc. In 2019, 2018 and 2017 we paid $84.4 million, $91.1 million and $64.0 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for NSP-Wisconsin is imposed by our state regulatory commission. NSP-Wisconsin cannot pay annual dividends in excess of certain amounts if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level.
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
There can also be no assurance that our regulatory commissions will judge all our costs to be prudent, which could result in disallowances, or that the regulatory process will always result in rates that will produce full recovery. Overall, management believes prudently incurred costs are recoverable given the existing regulatory framework. However, there may be changes in the regulatory environment that could impair our ability to recover costs historically collected from customers, or we could exceed caps on capital costs (e.g., wind projects) required by commissions and result in less than full recovery.
Changes in the long-term cost-effectiveness or to the operating conditions of our assets may result in early retirements of utility facilities. While regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
In a continued low interest rate environment there has been increased downward pressure on allowed ROE. Conversely, higher than expected inflation or tariffs may increase costs of construction and operations. Also, rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers.
Adverse regulatory rulings or the imposition of additional regulations could have an adverse impact on our results of operations and materially affect our ability to meet our financial obligations, including debt payments.
Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.
We cannot be assured that our current ratings will remain in effect, or that a rating will not be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, significantly lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings.

In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies. Any downgrade could lead to higher borrowing costs and could impact our ability to access capital markets. Also, we may enter into contracts that require posting of collateral or settlement of applicable contracts if credit ratings fall below investment grade.
We are subject to capital market and interest rate risks.
Utility operations require significant capital investment. As a result, we frequently need to access capital markets. Capital markets are global and impacted by issues and events throughout the world. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital market disruption and financial market distress could prevent us from issuing short-term commercial paper, issuing new securities or cause us to issue securities with unfavorable terms and conditions, such as higher interest rates. Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on our operating results. Changes in interest rates may also impact the fair value of the debt securities in the pension funds, as well as our ability to earn a return on short-term investments of excess cash.
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the overall economy and local economies in the geographic areas we serve, including local unemployment rates.
Credit risk also includes the risk that various counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
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
As of Dec. 31, 2019, Xcel Energy Inc. and its utility subsidiaries had approximately $17.4 billion of long-term debt and $1.3 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees. As of Dec. 31, 2019, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $2.0 million and immaterial exposure. Xcel Energy also had additional guarantees of $60.4 million at Dec. 31, 2019 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
Increasing costs of our defined benefit retirement plans and employee benefits may adversely affect our results of operations, financial condition or cash flows.
We have defined benefit pension and postretirement plans that cover most of our employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans. Estimates and assumptions may change. In addition, the Pension Protection Act changed the minimum funding requirements for defined benefit pension plans. Therefore, our funding requirements and related contributions may change in the future. Also, the payout of a significant percentage of pension plan liabilities in a single year due to high numbers of retirements or employees leaving NSP-Wisconsin would trigger settlement accounting and could require NSP-Wisconsin to recognize incremental pension expense related to unrecognized plan losses in the year liabilities are paid. Changes in industry standards utilized in key assumptions (e.g., mortality tables) could have a significant impact on future liabilities and benefit costs.
Increasing costs associated with health care plans may adversely affect our results of operations.
Increasing levels of large individual health care claims and overall health care claims could have an adverse impact on our operating results, financial condition and cash flows. Health care legislation could also significantly impact our benefit programs and costs.
Federal tax law may significantly impact our business.
NSP-Wisconsin collects through regulated rates estimated federal, state and local tax payments. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Tax depreciable lives and the value of various tax credits or the timeliness of their utilization may change the economics or selection of resources. There could be timing delays before regulated rates provide for realization of tax changes in revenues. In addition, certain IRS tax policies such as tax normalization may impact our ability to economically deliver certain types of resources relative to market prices.
Macroeconomic Risks
Economic conditions impact our business.
Our operations are affected by local, national and worldwide economic conditions, which correlates to customers/sales growth (decline). Economic conditions may be impacted by insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay their bills which could lead to additional bad debt expense.

Additionally, NSP-Wisconsin faces competitive factors, which could have an adverse impact on our financial condition, results of operations and cash flows. Further, worldwide economic activity impacts the demand for basic commodities necessary for utility infrastructure, which may inhibit our ability to acquire sufficient supplies. We operate in a capital intensive industry and federal trade policy could significantly impact the cost of materials we use. There may be delays before these additional material costs can be recovered in rates.
Operations could be impacted by war, terrorism or other events.
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
A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business, our brand and reputation. Because our facilities are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility.
We also face the risks of possible loss of business due to significant events such as severe storm, severe temperature extremes, wildfires, widespread pandemic, generator or transmission facility outage, pipeline rupture, railroad disruption, operator error, sudden and significant increase or decrease in wind generation or a disruption of work force within our operating systems (or on a neighboring system).
The recent coronavirus outbreak in China is an example of how major catastrophic events throughout the world may disrupt our business. While we are a domestic company, the Company participates in a global supply chain, which includes materials and components that are sourced from China. A prolonged disruption could result in the delay of equipment and materials that may impact our ability to reliably serve our customers.
Disruption due to events such as those noted above could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our results of operations, financial condition or cash flows.
NSP-Wisconsin participates in biennial grid security and emergency response exercises (GridEx). These efforts, led by the NERC, test and further develop the coordination, threat sharing and interaction between utilities and various government agencies relative to potential cyber and physical threats against the nation’s electric grid.
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

Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as information processed in our systems (e.g., information regarding our customers, employees, operations, infrastructure and assets) could be affected by cyber security incidents, including those caused by human error. Our industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States and individuals. Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations or causing the release of customer information, all of which would likely receive state and federal regulatory scrutiny and could expose us to liability.
Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers’ operations, could also negatively impact our business.
Our supply chain for procurement of digital equipment may expose software or hardware to these risks and could result in a breach or significant costs of remediation. We are unable to quantify the potential impact of cyber security threats or subsequent related actions. Cyber security incidents and regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third-party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.
We maintain security measures to protect our information technology and control systems, network infrastructure and other assets. However, these assets and the information they process may be vulnerable to cyber security incidents, including asset failure or unauthorized access to assets or information. A failure or breach of our technology systems or those of our third-party service providers could disrupt critical business functions and may negatively impact our business, our brand, and our reputation. The cyber security threat is dynamic and evolves continually, and our efforts to prioritize network protection may not be effective given the constant changes to threat vulnerability.
Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by milder weather.
Our electric and natural gas utility businesses are seasonal and weather patterns can have a material impact on our operating performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand depends heavily upon weather patterns. A significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. Unusually mild winters and summers could have an adverse effect on our financial condition, results of operations, or cash flows.

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
We may be subject to climate change lawsuits. An adverse outcome could require substantial capital expenditures and possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant and could affect results of operations, financial condition or cash flows if such costs are not recovered through regulated rates.
Although the United States has not adopted any international or federal GHG emission reduction targets, many states and localities may continue to pursue climate policies in the absence of federal mandates. The steps the NSP System has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation or retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies. While those actions likely would have put NSP-Wisconsin in a good position to meet federal or international standards being discussed, the lack of federal action does not adversely impact these state-endorsed actions and plans.
If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations, financial condition or cash flows.
Increased risks of regulatory penalties could negatively impact our business.
The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. The FERC can impose penalties of up to $1.3 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties. Also, the PHMSA, Occupational Safety and Health Administration and other federal agencies have the authority to assess penalties. In the event of serious incidents, these agencies have become more active in pursuing penalties. Some states additionally have the authority to impose substantial penalties. If a serious reliability, cyber or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.
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
Environmental laws and regulations can also require us to restrict or limit the output of facilities or the use of certain fuels, shift generation to lower-emitting facilities, install pollution control equipment, clean up spills and other contamination and correct environmental hazards. Environmental regulations may also lead to shutdown of existing facilities.

Failure to meet requirements of environmental mandates may result in fines or penalties. We may be required to pay all or a portion of the cost to remediate (i.e., clean-up) sites where our past activities, or the activities of other parties, caused environmental contamination.
We are subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings. It could have a material effect on our results of operations, financial condition or cash flows if our regulators do not allow us to recover the cost of capital investment or the O&M costs incurred to comply with the requirements.
In addition, existing environmental laws or regulations may be revised and new laws or regulations may be adopted. We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.
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
Climate change may impact a region’s economy, which could impact our sales and revenues. The price of energy has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as regulation of GHG, could impact the availability of goods and prices charged by our suppliers, which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.
Severe weather impacts our service territories, primarily when thunderstorms, flooding, tornadoes, wildfires and snow or ice storms occur. Extreme weather conditions in general require system backup and can contribute to increased system stress, including service interruptions. Extreme weather conditions creating high energy demand may raise electricity prices, increasing the cost of energy we provide to our customers.
To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. Periods of extreme temperatures could impact our ability to meet demand. Changes in precipitation resulting in droughts or water shortages could adversely affect our operations. Drought conditions also contribute to the increase in wildfire risk from our electric generation facilities. While we carry liability insurance, given an extreme event, if NSP-Wisconsin was found to be liable for wildfire damages, amounts that potentially exceed our coverage could negatively impact our results of operations, financial condition or cash flows. Drought or water depletion could adversely impact our ability to provide electricity to customers, cause early retirement of units and increase the price paid for energy. We may not recover all costs related to mitigating these physical and financial risks.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit	Fuel	Installed	MW (a)
Steam:
Bay Front-Ashland, WI, 2 Units	Coal/Wood/Natural Gas	1948 - 1956	41
French Island-La Crosse, WI, 2 Units	Wood/Refuse	1940 - 1948	16	(b)
Combustion Turbine:
French Island-La Crosse, WI, 2 Units	Oil	1974	122
Wheaton-Eau Claire, WI, 5 Units	Natural Gas/Oil	1973	234
Hydro:
Various locations, 63 Units	Hydro	Various	135
		Total	548

(a)	Summer 2019 net dependable capacity.

(b)	Refuse-derived fuel is made from municipal solid waste.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2019:

Conductor Miles
345 KV	3,337
161 KV	1,821
115 KV	1,815
Less than 115 KV	32,816
NSP-Wisconsin had 204 electric utility transmission and distribution substations at Dec. 31, 2019.
Natural gas utility mains at Dec. 31, 2019:

Miles
Transmission	3
Distribution	2,473

ITEM 3 — LEGAL PROCEEDINGS
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

ITEM 4 — MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
The dividends declared during 2019 and 2018 were as follows:

(Millions of Dollars)	2019	2018
First quarter	$24.4	$16.0
Second quarter	15.9	16.5
Third quarter	26.9	18.2
Fourth quarter	14.7	42.3

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as, electric margin, natural gas margin, and ongoing earnings.  Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are adjusted from measures calculated and presented in accordance with GAAP. NSP-Wisconsin’s management uses non-GAAP measures for financial planning and analysis, for reporting of results to the Board of Directors, in determining performance-based compensation and communicating its earnings outlook to analysts and investors. Non-GAAP financial measures are intended to supplement investors’ understanding of our performance and should not be considered alternatives for financial measures presented in accordance with GAAP. These measures are discussed in more detail below and may not be comparable to other companies’ similarly titled non-GAAP financial measures.
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
Management believes electric and natural gas margins provide the most meaningful basis for evaluating our operations because they exclude the revenue impact of fluctuations in these expenses. These margins can be reconciled to operating income, a GAAP measure, by including other operating revenues, cost of sales-other, O&M expenses, conservation and DSM expenses, depreciation and amortization and taxes (other than income taxes).

Earnings Adjusted for Certain Items (Ongoing Earnings)
Ongoing earnings reflect adjustments to GAAP earnings (net income) for certain items.
We use these non-GAAP financial measures to evaluate and provide details of NSP-Wisconsin’s core earnings and underlying performance. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin. For the years ended Dec. 31, 2019 and Dec. 31, 2018, there were no adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
2019 Comparison with 2018
NSP-Wisconsin’s net income was $78.9 million for 2019 compared with $98.0 million for 2018. The decrease was driven by lower electric margin, primarily related to sales decline and the impact of unfavorable weather, higher depreciation and lower AFUDC.
Electric Margin
Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power. The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.
Electric Revenues and Margin:

(Millions of Dollars)	2019	2018
Electric revenues	$844.1	$878.6
Electric fuel and purchased power	(405.3)	(424.0)
Electric margin	$438.8	$454.6
Changes in Electric Margin:

(Millions of Dollars)	2019 vs. 2018
Impact of TCJA (offset in income tax)	$(11.4)
Estimated impact of weather	(7.8)
Purchased capacity costs	(7.2)
Sales decline	(2.5)
Interchange agreement billings with NSP-Minnesota	15.8
Other, net	(2.7)
Total decrease in electric margin	$(15.8)

Natural Gas Margin
Total natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural Gas Revenues and Margin:

(Millions of Dollars)	2019	2018
Natural gas revenues	$136.4	$141.6
Cost of natural gas sold and transported	(65.3)	(69.1)
Natural gas margin	$71.1	$72.5
Natural Gas Margin:

(Millions of Dollars)	2019 vs. 2018
Impact of TCJA (offset in income tax)	$(1.0)
Sales decline	(0.5)
Other, net	0.1
Total decrease in natural gas margin	$(1.4)
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization increased $11.4 million, or 9.0%, for 2019 compared with 2018. The increase was primarily due to 2018 capital investments in transmission and distribution.
AFUDC, Equity and Debt — AFUDC decreased $8.8 million for 2019 compared with 2018. The decrease was primarily due to a decrease in capital investments in 2019.
Income Taxes — Income tax expense decreased $16.6 million for 2019 compared with 2018. The decrease was primarily driven by lower pretax income and the reversal of the deferral of ARAM. The ETR was 16.6 percent for 2019 compared with 24.8 percent for 2018. The lower ETR was primarily due to the item referenced above.
2018 Comparison with 2017
A discussion of changes in NSP-Wisconsin’s results of operations and liquidity and capital resources from the year ended Dec. 31, 2017 to Dec. 31, 2018 can be found in Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year 2018, which was filed with the SEC on Feb. 22, 2019. However, such discussion is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

Public Utility Regulation
The FERC and state and local regulatory commissions regulate NSP-Wisconsin. NSP-Wisconsin is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric and natural gas distribution companies in Wisconsin and Michigan.
Rates are designed to recover plant investment, operating costs and an allowed return on investment. NSP-Wisconsin requests changes in rates for utility services through filings with governing commissions. Changes in operating costs can affect NSP-Wisconsin’s financial results, depending on the timing of rate case filings and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and DSM efforts, and the cost of capital. In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact NSP-Wisconsin’s results of operations.
See Rate Matters within Note 10 to the consolidated financial statements for further information.

Summary of Regulatory Agencies / RTO and Areas of Jurisdiction

Regulatory Body / RTO	Additional Information on Regulatory Authority
PSCW
Retail rates, services and other aspects of electric and natural gas operations.
Certifies the need for new generating plants and electric transmission lines before the facilities may be sited and built.
The PSCW has a biennial base rate filing requirement. By June of each odd numbered year, NSP-Wisconsin must submit a rate filing for the test year beginning the following January.
Pipeline safety compliance.

MPSC
Retail rates, services and other aspects of electric and natural gas operations.
Certifies the need for new generating plants and electric transmission lines before the facilities may be sited and built.
Pipeline safety compliance.

FERC
Wholesale electric operations, hydroelectric generation licensing, accounting practices, wholesale sales for resale, transmission of electricity in interstate commerce, compliance with NERC electric reliability standards, asset transactions and mergers and natural gas transactions in interstate commerce.

MISO
NSP-Wisconsin is a transmission owning member of the MISO RTO that operates within the MISO RTO and wholesale energy market. NSP-Wisconsin and NSP-Minnesota are jointly authorized by the FERC to make wholesale electric sales at market-based prices.

DOT	Pipeline safety compliance.
Recovery Mechanisms

Mechanism	Additional Information
Annual Fuel Cost Plan (a)
NSP-Wisconsin does not have an automatic electric fuel adjustment clause. Under Wisconsin rules, utilities submit a forward-looking annual fuel cost plan to the PSCW. Once the PSCW approves the plan, utilities defer the amount of any fuel cost under-recovery or over-recovery in excess of a 2% annual tolerance band, for future rate recovery or refund. Approval of a fuel cost plan and any rate adjustment for refund or recovery of deferred costs is determined by the PSCW. Rate recovery of deferred fuel cost is subject to an earnings test based on the most recently authorized ROE. Under-collections that exceed the 2% annual tolerance band may not be recovered if the utility earnings for that year exceed the authorized ROE.

Power Supply Cost Recovery Factors
NSP-Wisconsin’s retail electric rate schedules for Michigan customers include power supply cost recovery factors, based on 12-month projections. After each 12-month period, a reconciliation is submitted whereby over-recoveries are refunded and any under-recoveries are collected from customers.

Wisconsin Energy Efficiency Program
The primary energy efficiency program is funded by the utilities, but operated by independent contractors subject to oversight by the PSCW and utilities. NSP-Wisconsin recovers these costs from customers.

PGA	NSP-Wisconsin has a retail PGA cost-recovery mechanism for Wisconsin to recover the actual cost of natural gas and transportation and storage services.
Natural Gas Cost-Recovery Factor (MI)	NSP-Wisconsin’s natural gas rates for Michigan customers include a natural gas cost-recovery factor, based on 12-month projections and trued-up to actual amounts on an annual basis.

(a)
NSP-Wisconsin’s electric fuel costs were lower than authorized in rates and outside the 2% annual tolerance band in 2019. Under the fuel cost recovery rules, NSP-Wisconsin retained the $3.3 million of over-recovered fuel costs (amounts within annual tolerance band) and deferred $9.7 million (amount in excess of annual tolerance band) as a regulatory liability. NSP-Wisconsin plans to file a reconciliation of 2019 fuel costs with the PSCW by March 2020.

Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
PSCW
Rate Case	Electric & Natural Gas	N/A	May 2019	Received
In May 2019, NSP-Wisconsin filed an application with the PSCW seeking no change to base electric rates through Dec. 31, 2021; and a $3.2 million (4.6%) decrease to base natural gas rates, effective Jan. 1, 2020, and no additional changes to base natural gas rates through Dec. 31, 2021. The settlement is based on an ROE of 10.0% and an equity ratio of 52.5%. In September 2019, the PSCW issued an interim order approving the settlement agreement as filed with one minor modification, to remove the deferral of pension settlement accounting costs for 2021. A final order was received in December 2019.

Purchased Power and Transmission Services
The NSP System expects to use power plants, power purchases, conservation and DSM options, new generation facilities and expansion of power plants to meet its system capacity requirements.
Purchased Power — Through the Interchange Agreement, NSP-Wisconsin receives power purchased by NSP-Minnesota from other utilities and independent power producers. Long-term purchased power contracts for dispatchable resources typically require a capacity charge and an energy charge. NSP-Minnesota makes short-term purchases to meet system requirements, replace company owned generation, meet operating reserve obligations or obtain energy at a lower cost.
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

A 100 basis point change in the benchmark rate on NSP-Wisconsin’s variable rate debt would impact annual pretax interest expense by approximately $0.7 million in 2019 and $0.5 million in 2018.
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
At Dec. 31, 2019 and 2018, a 10% increase or decrease in commodity prices would have an immaterial impact on credit exposure.
NSP-Wisconsin conducts credit reviews for all counterparties and employs credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase NSP-Wisconsin credit risk.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15-1 for an index of financial statements included herein.
See Note 14 to the consolidated financial statements for further information.

Management Report on Internal Control Over Financial Reporting
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
NSP-Wisconsin management assessed the effectiveness of NSP-Wisconsin’s internal control over financial reporting as of Dec. 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2019, NSP-Wisconsin’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ ROBERT C. FRENZEL
Ben Fowke	Robert C. Frenzel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 21, 2020	Feb. 21, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and Board of Directors of Northern States Power Company, a Wisconsin corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company, a Wisconsin corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows and common stockholder's equity, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
February 21, 2020

We have served as the Company’s auditor since 2002.

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2019	2018	2017
Operating revenues
Electric, non-affiliates	$667.5	$720.7	$704.7
Electric, affiliates	176.6	157.9	177.2
Natural gas	136.4	141.6	122.4
Other	0.4	1.3	1.2
Total operating revenues	980.9	1,021.5	1,005.5

Operating expenses
Electric fuel and purchased power, non-affiliates	11.4	13.1	16.2
Purchased power, affiliates	393.9	410.9	421.6
Cost of natural gas sold and transported	65.3	69.1	62.3
Operating and maintenance expenses	200.6	201.9	201.2
Conservation program expenses	12.4	12.3	12.6
Depreciation and amortization	137.5	126.1	111.2
Taxes (other than income taxes)	29.2	28.7	27.8
Total operating expenses	850.3	862.1	852.9

Operating income	130.6	159.4	152.6

Other expense, net	(1.1)	(3.1)	(3.5)
Allowance for funds used during construction — equity	3.2	9.2	6.7

Interest charges and financing costs
Interest charges — includes other financing costs of $1.3, $1.8, and $1.9, respectively	39.4	39.3	35.0
Allowance for funds used during construction — debt	(1.3)	(4.1)	(2.8)
Total interest charges and financing costs	38.1	35.2	32.2

Income before income taxes	94.6	130.3	123.6
Income taxes	15.7	32.3	44.2
Net income	$78.9	$98.0	$79.4

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2019	2018	2017
Net income	$78.9	$98.0	$79.4

Other comprehensive income

Derivative instruments:
Reclassification of loss to net income, net of tax of $0	—	0.1	—
Other comprehensive income	—	0.1	—
Comprehensive income	$78.9	$98.1	$79.4

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2019	2018	2017
Operating activities
Net income	$78.9	$98.0	$79.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	138.6	127.6	112.7
Deferred income taxes	5.4	23.3	45.6
Allowance for equity funds used during construction	(3.2)	(9.2)	(6.7)
Provision for bad debts	7.0	4.2	4.1
Net derivative losses	(0.2)	(0.1)	0.1
Changes in operating assets and liabilities:
Accounts receivable	(10.1)	(4.6)	(9.9)
Accrued unbilled revenues	3.2	3.8	(6.4)
Inventories	(7.9)	(7.5)	0.6
Other current assets	12.6	2.1	0.9
Accounts payable	(10.3)	(9.1)	9.0
Net regulatory assets and liabilities	15.0	(19.8)	(31.2)
Other current liabilities	10.9	(13.1)	(2.2)
Pension and other employee benefit obligations	(6.6)	(14.6)	(8.6)
Other, net	0.4	2.7	(7.6)
Net cash provided by operating activities	233.7	183.7	179.8

Investing activities
Utility capital/construction expenditures	(211.9)	(226.6)	(212.1)
Other, net	(0.2)	0.2	—
Net cash used in investing activities	(212.1)	(226.4)	(212.1)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	14.0	40.0	(49.0)
Proceeds from issuance of long-term debt	—	196.6	97.5
Repayments of long-term debt	(0.2)	(151.1)	(0.1)
Capital contributions from parent	48.1	49.2	48.0
Dividends paid to parent	(84.4)	(91.1)	(64.0)
Other, net	—	(0.1)	(0.2)
Net cash (used in) provided by financing activities	(22.5)	43.5	32.2

Net change in cash, cash equivalents and restricted cash	(0.9)	0.8	(0.1)
Cash, cash equivalents and restricted cash at beginning of period	2.2	1.4	1.5
Cash, cash equivalents and restricted cash at end of period	$1.3	$2.2	$1.4

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(36.3)	$(32.9)	$(30.9)
Cash received (paid) for income taxes, net	0.4	(20.6)	(5.0)
Supplemental disclosure of non-cash investing transactions:
Accrued property, plant and equipment additions	29.3	32.0	31.0
Inventory transfer additions in property, plant and equipment	9.0	8.2	5.5
Allowance for equity funds used during construction in property, plant and equipment	3.2	9.2	6.7

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2019	2018
Assets
Current assets
Cash and cash equivalents	$1.3	$2.2
Accounts receivable, net	59.2	75.1
Accrued unbilled revenues	53.1	56.2
Other receivables	0.3	6.8
Inventories	16.0	17.1
Regulatory assets	71.9	22.6
Prepaid taxes	23.0	30.2
Prepayments	4.3	3.3
Total current assets	229.1	213.5

Property, plant and equipment	2,359.4	2,241.6

Other assets
Regulatory assets	224.4	285.5
Other investments	2.9	2.7
Other	0.2	0.2
Total other assets	227.5	288.4
Total assets	$2,816.0	$2,743.5

Liabilities and Equity
Current liabilities
Short-term debt	$65.0	$51.0
Notes payable to affiliates	—	0.6
Accounts payable	53.6	56.8
Accounts payable to affiliates	19.0	20.0
Dividends payable to parent	14.7	17.4
Regulatory liabilities	78.9	20.9
Accrued taxes	6.8	3.0
Environmental liabilities	5.7	10.9
Accrued interest	9.3	8.8
Other	20.7	14.8
Total current liabilities	273.7	204.2

Deferred credits and other liabilities
Deferred income taxes	298.1	280.7
Deferred investment tax credits	6.5	7.0
Regulatory liabilities	370.8	400.1
Environmental liabilities	17.8	18.0
Customer advances	18.5	16.8
Pension and employee benefit obligations	33.4	44.5
Other	22.6	22.3
Total deferred credits and other liabilities	767.7	789.4

Commitments and contingencies
Capitalization
Long-term debt	808.0	807.5
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Dec. 31, 2019 and 2018, respectively	93.3	93.3
Additional paid in capital	537.3	510.1
Retained earnings	336.0	339.0
Accumulated other comprehensive loss	—	—
Total common stockholder’s equity	966.6	942.4
Total liabilities and equity	$2,816.0	$2,743.5

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2016	933,000	$93.3	$395.4	$323.3	$(0.1)	$811.9

Net income				79.4		79.4
Other comprehensive income					—	—
Common dividends declared to parent				(68.7)		(68.7)
Contribution of capital by parent			54.0			54.0
Balance at Dec. 31, 2017	933,000	$93.3	$449.4	$334.0	$(0.1)	$876.6

Net income				98.0		98.0
Other comprehensive income					0.1	0.1
Common dividends declared to parent				(93.0)		(93.0)
Contribution of capital by parent			60.7			60.7
Balance at Dec. 31, 2018	933,000	$93.3	$510.1	$339.0	$—	$942.4

Net income				78.9		78.9
Other comprehensive income					—	—
Common dividends declared to parent				(81.9)		(81.9)
Contribution of capital by parent			27.2			27.2
Balance at Dec. 31, 2019	933,000	$93.3	$537.3	$336.0	$—	$966.6

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
NSP-Wisconsin’s consolidated financial statements are presented in accordance with GAAP. All of NSP-Wisconsin’s underlying accounting records also conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions. Certain amounts in the 2018 and 2017 consolidated financial statements or notes have been reclassified to conform to the 2019 presentation for comparative purposes; however, such reclassifications did not affect net income, total assets, liabilities, equity or cash flows.
NSP-Wisconsin has evaluated events occurring after Dec. 31, 2019 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
Use of Estimates — NSP-Wisconsin uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used on items such as plant depreciable lives or potential disallowances, AROs, certain regulatory assets and liabilities, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs. Recorded estimates are revised when better information becomes available or actual amounts can be determined. Revisions can affect operating results.
Regulatory Accounting — NSP-Wisconsin accounts for income and expense items in accordance with accounting guidance for regulated operations. Under this guidance:

•	Certain costs, which would otherwise be charged to expense or other comprehensive income, are deferred as regulatory assets based on the expected ability to recover the costs in future rates; and

•
Certain credits, which would otherwise be reflected as income or other comprehensive income, are deferred as regulatory liabilities based on the expectation the amounts will be returned to customers in future rates or because the amounts were collected in rates prior to the costs being incurred.

Estimates of recovering deferred costs and returning deferred credits are based on specific ratemaking decisions or precedent for each item. Regulatory assets and liabilities are amortized consistent with the treatment in the rate setting process.

If changes in the regulatory environment occur, NSP-Wisconsin may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities from its balance sheets. Such changes could have a material effect on NSP-Wisconsin’s results of operations, financial condition and cash flows.
See Note 4 for further information.
Income Taxes — NSP-Wisconsin accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. NSP-Wisconsin defers income taxes for all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities. NSP-Wisconsin uses rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
The effects of NSP-Wisconsin’s tax rate changes are generally subject to a normalization method of accounting. Therefore, the revaluation of most its net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability, which will be refundable to utility customers over the remaining life of the related assets. A tax rate increase would result in the establishment of a similar regulatory asset.
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
See Note 7 for further information.

Property, Plant and Equipment and Depreciation in Regulated Operations — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and AFUDC. The cost of plant retired is charged to accumulated depreciation and amortization. Amounts recovered in rates for future removal costs are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs are charged to expense as incurred. Maintenance and replacement of items determined to be less than a unit of property are charged to operating expenses as incurred. Planned maintenance activities are charged to operating expense unless the cost represents the acquisition of an additional unit of property or the replacement of an existing unit of property.
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
NSP-Wisconsin records depreciation expense using the straight-line method over the plant’s useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.6% in 2019, 3.5% in 2018 and 3.4% in 2017.
See Note 3 for further information.
AROs — NSP-Wisconsin accounts for AROs under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as a long-lived asset. The liability is generally increased over time by applying the effective interest method of accretion, and the capitalized costs are depreciated over the useful life of the long-lived asset. Changes resulting from revisions to the timing or amount of expected asset retirement cash flows are recognized as an increase or a decrease in the ARO. NSP-Wisconsin also recovers through rates certain future plant removal costs in addition to AROs. The accumulated removal costs for these obligations are reflected in the consolidated balance sheets as a regulatory liability.
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
NSP-Wisconsin does not recognize a separate financing component of its collections from customers as contract terms are short-term in nature. NSP-Wisconsin presents its revenues net of any excise or sales taxes or fees.
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
As of Dec. 31, 2019 and 2018, the allowance for bad debts was $5.5 million and $5.6 million, respectively.

Inventory — Inventory is recorded at average cost and consisted of the following:

(Millions of Dollars)	Dec. 31, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$6.8	$6.7
Fuel	4.0	3.8
Natural gas	5.2	6.6
Total inventories	$16.0	$17.1

Fair Value Measurements — NSP-Wisconsin presents cash equivalents, interest rate derivatives and commodity derivatives at estimated fair values in its consolidated financial statements. Cash equivalents are recorded at cost plus accrued interest; money market funds are measured using quoted NAVs. For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used to establish fair value. For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract. In the absence of a quoted price, NSP-Wisconsin may use quoted prices for similar contracts or internally prepared valuation models to determine fair value.
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
See Note 8 for further information.
Other Utility Items
AFUDC — AFUDC represents the cost of capital used to finance utility construction activity. AFUDC is computed by applying a composite financing rate to qualified CWIP. The amount of AFUDC capitalized as a utility construction cost is credited to other nonoperating income (for equity capital) and interest charges (for debt capital). AFUDC amounts capitalized are included in NSP-Wisconsin’s rate base for establishing utility rates.

Alternative Revenue — Certain rate rider mechanisms qualify as alternative revenue programs. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety or other mandate. When certain criteria are met, including expected collection within 24 months, revenue is recognized equal to the revenue requirement, which may include return on rate base items and incentives. The mechanisms are revised periodically for differences between total amount collected and the revenue recognized, which may increase or decrease the level of revenue collected from customers. Alternative revenues arising from these programs are presented on a gross basis and disclosed separately from revenue from contracts with customers.
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
Emission Allowances — Emission allowances are recorded at cost, including broker commission fees. The inventory accounting model is utilized for all emission allowances and sales of these allowances are included in electric revenues.
RECs — Cost of RECs that are utilized for compliance is recorded as electric fuel and purchased power expense.
Sales of RECs are recorded in electric revenues on a gross basis. Cost of these RECs are recorded in electric fuel and purchased power expense.

2. Accounting Pronouncements

Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for losses on receivables and certain other assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019, and will be applied using a modified-retrospective approach, with a cumulative-effect adjustment to retained earnings as of Jan. 1, 2020. NSP-Wisconsin expects the impact of adoption of the new standard to include first-time recognition of expected credit losses (i.e., bad debt expense) on unbilled revenues, with the initial allowance established at Jan. 1, 2020 charged to retained earnings. Recognition of this allowance and other impacts of adoption are expected to be immaterial to the consolidated financial statements.

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

3. Property, Plant, and Equipment

Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2019	Dec. 31, 2018
Property, plant and equipment
Electric plant	$3,024.6	$2,895.5
Natural gas plant	365.5	345.7
Common and other property	201.5	189.7
CWIP	82.8	55.0
Total property, plant and equipment	3,674.4	3,485.9
Less accumulated depreciation	(1,315.0)	(1,244.3)
Property, plant and equipment, net	$2,359.4	$2,241.6

Joint Ownership of Transmission Facilities
Jointly owned assets as of Dec. 31, 2019:

(Millions of Dollars)	Plant in Service	Accumulated Depreciation	CWIP	Percent Owned
Electric transmission:
La Crosse, WI to Madison, WI	$187.0	$7.0	$—	37%
CapX2020	168.7	18.8	0.3	80
Total	$355.7	$25.8	$0.3

NSP-Wisconsin’s share of operating expenses and construction expenditures is included in the applicable utility accounts. Respective owners are responsible for providing their own financing.

4. Regulatory Assets and Liabilities
Regulatory assets and liabilities are created for amounts that regulators may allow to be collected or may require to be paid back to customers in future electric and natural gas rates. NSP-Wisconsin would be required to recognize the write-off of regulatory assets and liabilities in net income or other comprehensive income if changes in the utility industry no longer allow for the application of regulatory accounting guidance under GAAP.
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2019		Dec. 31, 2018
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Environmental remediation costs	1, 10	Various	$35.2	$107.9	$16.0	$135.2
Pension and retiree medical obligations	9	Various	11.8	69.8	5.5	85.1
State commission adjustments		Plant lives	0.9	18.6	0.8	16.8
Recoverable deferred taxes on AFUDC recorded in plant		Plant lives	—	17.1	—	16.9
Losses on reacquired debt		Term of related debt	0.2	2.3	0.2	2.4
Excess deferred taxes — TCJA	7	Various	23.4	—	—	25.2
Other		Various	0.4	8.7	0.1	3.9
Total regulatory assets			$71.9	$224.4	$22.6	$285.5

Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2019		Dec. 31, 2018
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$51.0	$195.9	$0.2	$238.3
Plant removal costs	1, 10	Plant lives	—	171.2	—	157.7
Deferred electric production and natural gas costs		Less than one year	17.4	—	13.4	—
United States Department of Energy settlement		Less than one year	9.7	—	6.2	—
Other		Various	0.8	3.7	1.1	4.1
Total regulatory liabilities			$78.9	$370.8	$20.9	$400.1

(a)	Includes the revaluation of recoverable/regulated plant ADIT and revaluation impact of non-plant ADIT due to the TCJA.
At Dec. 31, 2019 and 2018, NSP-Wisconsin’s regulatory assets not earning a return primarily included the unfunded portion of pension and retiree medical obligations. In addition, regulatory assets included $7.4 million and $7.6 million at Dec. 31, 2019 and 2018, respectively, of past expenditures not earning a return. Amounts related to funded pension obligations.

5. Borrowings and Other Financing Instruments
Short Term Borrowings
Short-Term Debt — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.
Commercial paper outstanding for NSP-Wisconsin was as follows:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2019	Year Ended
		2019	2018	2017
Borrowing limit	$150	$150	$150	$150
Amount outstanding at period end	65	65	51	11
Average amount outstanding	72	51	28	52
Maximum amount outstanding	93	93	103	129
Weighted average interest rate, computed on a daily basis	1.98%	2.38%	2.31%	1.23%
Weighted average interest rate at period end	1.97	1.97	2.89	1.73

Letters of Credit — NSP-Wisconsin may use letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2019 and 2018, there were no letters of credit outstanding.
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
Features of the credit facility:

Debt-to-Total Capitalization Ratio(a)		Amount Facility May Be Increased (millions)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2019	2018
48%	48%	N/A	1

(a)	The NSPW financial covenant requires that the debt-to-total capitalization ratio be less than or equal to 65%.

(b)	All extension requests are subject to majority bank group approval.
The credit facility has a cross-default provision that NSP-Wisconsin will be in default on borrowings under the facility if NSP-Wisconsin or any of its subsidiaries, whose total assets exceed 15% of NSP-Wisconsin’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.
If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2019, NSP-Wisconsin was in compliance with all financial covenants.

NSP-Wisconsin had the following committed credit facilities available as of Dec. 31, 2019 (in millions):

Credit Facility (a)	Drawn (b)	Available
$150	$65	$85

(a)	This credit facility matures in June 2024.

(b)	Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the facility outstanding at Dec. 31, 2019 and 2018.
Other Short-Term Borrowings — The following table presents the notes payable of Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, to Xcel Energy Inc.:

(Millions of Dollars, Except Interest Rates)	Dec. 31, 2019	Dec. 31, 2018
Notes payable to affiliates	$—	$0.6
Weighted average interest rate	N/A	2.89%

Long-Term Borrowings and Other Financing Instruments
Generally, all property of NSP-Wisconsin is subject to the liens of its first mortgage indentures. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of new issuance.
Long-term debt obligations for NSP-Wisconsin as of Dec. 31 (millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2019	2018
City of La Crosse resource recovery bond	6.00%	Nov 1, 2021	$19	$19
First mortgage bonds	3.30	June 15, 2024	100	100
First mortgage bonds	3.30	June 15, 2024	100	100
First mortgage bonds	6.38	Sept. 1, 2038	200	200
First mortgage bonds	3.70	Oct. 1, 2042	100	100
First mortgage bonds	3.75	Dec. 1, 2047	100	100
First mortgage bonds (a)	4.20	Sept. 1, 2048	200	200
Unamortized discount			(3)	(3)
Unamortized debt issuance cost			(8)	(9)
Total			$808	$807

(a)	2018 financing.
Maturities of long-term debt:

(Millions of Dollars)
2020	$—
2021	19
2022	—
2023	—
2024	200

Deferred Financing Costs — Deferred financing costs of approximately $8 million and $9 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2019 and 2018, respectively. NSP-Wisconsin is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend Restrictions — NSP-Wisconsin’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings.
NSP-Wisconsin’s state regulatory commission additionally imposes dividend limitations, which are more restrictive than those imposed by the FERC.
Requirements and actuals as of Dec. 31, 2019:

Equity to Total Capitalization Ratio - Required Range		Equity to Total Capitalization Ratio Actual
Low	High	2019
51.5%	N/A	51.8%

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization
$11.5	million	$1.8	billion	N/A
(a) NSP-Wisconsin cannot pay annual dividends in excess of approximately $55 million if its average equity-to-total capitalization ratio falls below the commission authorized level.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$240.2	$73.0	$—	$313.2
C&I	408.7	57.4	—	466.1
Other	5.6	—	0.4	6.0
Total retail	654.5	130.4	0.4	785.3
Interchange	176.6	—	—	176.6
Other	1.1	3.6	—	4.7
Total revenue from contracts with customers	832.2	134.0	0.4	966.6
Alternative revenue and other	11.9	2.4	—	14.3
Total revenues	$844.1	$136.4	$0.4	$980.9

	Year Ended Dec. 31, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$255.2	$73.0	$0.1	$328.3
C&I	444.3	61.6	0.1	506.0
Other	6.1	—	1.1	7.2
Total retail	705.6	134.6	1.3	841.5
Interchange	157.9	—	—	157.9
Other	3.6	4.6	—	8.2
Total revenue from contracts with customers	867.1	139.2	1.3	1,007.6
Alternative revenue and other	11.5	2.4	—	13.9
Total revenues	$878.6	$141.6	$1.3	$1,021.5

7. Income Taxes
Federal Tax Reform — In 2017, the TCJA was signed into law. The key provisions impacting Xcel Energy (which includes NSP-Wisconsin) generally beginning in 2018, included:

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

•
$23 million and $41 million of reclassifications (grossed-up for tax) of excess deferred taxes for non-plant related deferred tax assets and liabilities, respectively, to regulatory assets and liabilities; and

•
An immaterial income tax benefit related to the federal tax reform implementation, and a $1 million reduction to net income related to the allocation of Xcel Energy Services Inc.’s tax rate change on its deferred taxes.

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

In 2018, the IRS began an audit of tax years 2014 - 2016. As of Dec. 31, 2019 no adjustments have been proposed.
State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2019, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2014. In 2018, Wisconsin began an audit of tax years 2014 - 2016. As of Dec. 31, 2019 no material adjustments have been proposed.
Unrecognized Tax Benefits — Unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR, but would accelerate the payment to the taxing authority to an earlier period.
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	Dec. 31, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$2.6	$2.0
Unrecognized tax benefit — Temporary tax positions	0.8	0.8
Total unrecognized tax benefit	$3.4	$2.8
Changes in unrecognized tax benefits:

(Millions of Dollars)	2019	2018	2017
Balance at Jan. 1	$2.8	$2.4	$5.3
Additions based on tax positions related to the current year	0.4	0.2	0.4
Reductions based on tax positions related to the current year	—	(0.1)	(0.3)
Additions for tax positions of prior years	0.2	0.7	1.3
Reductions for tax positions of prior years	—	(0.3)	(4.3)
Settlements with taxing authorities	—	(0.1)	—
Balance at Dec. 31	$3.4	$2.8	$2.4

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(2.2)	$(2.1)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $1.2 million and $1.1 million for Dec. 31, 2019 and Dec. 31, 2018, respectively.
As the IRS Appeals and federal and Wisconsin audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2.2 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. Payables for interest related to unrecognized tax benefits at Dec. 31, 2019, 2018 and 2017 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2019, 2018 or 2017.

Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2019	2018
Federal tax credit carryforwards	$4.9	$4.7
State NOL carryforward	2.4	2.5
State tax credit carryforwards, net of federal detriment	0.2	—

Federal carryforward periods expire between 2023 and 2039 and state carryforward periods expire between 2031 and 2034.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2019	2018 (a)	2017 (a)
Federal statutory rate	21.0%	21.0%	35.0%
State income tax on pretax income, net of federal tax effect	6.2%	6.2%	5.1%
Increases (decreases) in tax from:
Plant regulatory differences (b)	(5.2)	(1.5)	(1.8)
Reversal of prior regulatory differences	(3.6)	—	—
Other tax credits, net of NOL & tax credit allowances	(1.8)	(0.8)	(1.0)
Adjustments attributable to tax returns	(0.7)	(0.6)	(2.3)
Change in unrecognized tax benefits	0.7	0.4	0.8
Tax reform	—	—	—
Other, net	—	0.1	—
Effective income tax rate	16.6%	24.8%	35.8%

(a)	Prior periods have been reclassified to conform to current year presentation.

(b)
Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.

Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2019	2018	2017
Current federal tax expense	$5.6	$7.6	$2.8
Current state tax expense	4.7	1.7	—
Current change in unrecognized tax expense (benefit)	0.5	0.2	(3.7)
Deferred federal tax expense	3.0	15.6	32.9
Deferred state tax expense	2.3	7.4	8.0
Deferred change in unrecognized tax expense	0.1	0.3	4.7
Deferred ITCs	(0.5)	(0.5)	(0.5)
Total income tax expense	$15.7	$32.3	$44.2
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2019	2018	2017
Deferred tax expense (benefit) excluding items below	$17.4	$24.0	$(173.9)
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(11.9)	(0.7)	219.5
Other	(0.1)	—	—
Deferred tax expense	$5.4	$23.3	$45.6

Components of net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2019	2018 (a)
Deferred tax liabilities:
Difference between book and tax bases of property	$304.1	$281.1
Regulatory assets	54.9	55.4
Pension expense	14.2	13.9
Other	6.6	6.9
Total deferred tax liabilities	$379.8	$357.3

Deferred tax assets:
Regulatory liabilities	$51.4	$53.4
Rate refund	8.8	1.3
Environmental remediation	6.4	7.8
Tax credit carryforward	5.0	4.7
Other employee benefits	3.9	4.1
Deferred ITCs	2.7	3.0
NOL carryforward	0.2	0.4
Other	3.3	1.9
Total deferred tax assets	$81.7	$76.6
Net deferred tax liability	$298.1	$280.7
(a) Prior periods have been reclassified to conform to current year presentation.

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

•
Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices;

•
Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs; and

•
Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.

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
Gross notional amounts of commodity options at Dec. 31:

(Amounts in Millions) (a) (b)	2019	2018
MMBtu of natural gas	0.1	1.2

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
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
Qualifying Cash Flow Hedges — Financial impact of qualifying interest rate cash flow hedges on NSP-Wisconsin’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income:

(Millions of Dollars)	2019	2018	2017
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$—	$(0.1)	$(0.1)
After-tax net realized losses on derivative transactions reclassified into earnings	—	0.1	—
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$—	$—	$(0.1)

Pre-tax losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings were none, $0.1 million and $0.1 million for the years ended Dec. 31, 2019, 2018 and 2017.

Changes in the fair value of natural gas commodity derivatives resulted in net losses of $0.8 million, $0.1 million and $0.3 million for the years ended Dec. 31, 2019, 2018 and 2017, respectively, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During the years ended Dec. 31, 2019, 2018 and 2017, $0.8 million of natural gas commodity derivatives settlement losses, $0.3 million of settlement gains and $0.2 million of settlement losses, respectively, were recognized subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2019, 2018 and 2017.
Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Wisconsin’s derivative assets measured at fair value on a recurring basis at Dec. 31, 2019 and 2018:

	Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total (b)
Current derivative assets
Natural gas commodity	$—	$0.5	$—	$0.5	$—	$0.5

(a)
NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2019. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)	Included in the prepayments balance of $4.3 million at Dec. 31, 2019 in the consolidated balance sheet.

	Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total (b)
Current derivative assets
Natural gas commodity	$—	$0.2	$—	$0.2	$—	$0.2

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

(b)	Included in the prepayments balance of $3.3 million at Dec. 31, 2018 in the consolidated balance sheet.

Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2019		2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$808.0	$924.3	$807.5	$850.4

Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2019 and 2018, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

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
In addition to the qualified pension plans, Xcel Energy maintains a SERP and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions funded by Xcel Energy’s consolidated operating cash flows. Obligations of the SERP and nonqualified plan as of Dec. 31, 2019 and 2018 were $39 million and $33 million, respectively, of which $1 million was attributable to NSP-Wisconsin in both years. Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $4 million in 2019 and 2018, of which amounts attributable to NSP-Wisconsin were immaterial.
Xcel Energy bases the investment-return assumption on expected long-term performance for each of the asset classes in its pension and postretirement health care portfolios. For pension assets, Xcel Energy considers the historical returns achieved by its asset portfolio over the past 20 years or longer period, as well as the long-term projected return levels. Xcel Energy and NSP-Wisconsin continually review their pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.

•	Investment returns in 2019 were above the assumed level of 7.10%;

•	Investment returns in 2018 were below the assumed level of 7.10%;

•	Investment returns in 2017 were above the assumed level of 7.10%; and

•	In 2020, NSPW-Wisconsin’s expected investment-return assumption is 7.10%.

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
Plan Assets
For each of the fair value hierarchy levels, NSP-Wisconsin’s pension plan assets measured at fair value:

	Dec. 31, 2019 (a)					Dec. 31, 2018 (a)
(Thousands of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$6.2	$—	$—	$—	$6.2	$4.9	$—	$—	$—	$4.9
Commingled funds	54.8	—	—	41.1	95.9	37.1	—	—	41.8	$78.9
Debt securities	—	23.7	0.2	—	23.9	—	22.2	—	—	$22.2
Equity securities	3.4	—	—	—	3.4	4.6	—	—	—	$4.6
Other	(4.8)	0.3	—	(0.8)	(5.3)	—	0.2	—	(1.3)	$(1.1)
Total	$59.6	$24.0	$0.2	$40.3	$124.1	$46.6	$22.4	$—	$40.5	$109.5

(a)	See Note 8 for further information on fair value measurement inputs and methods.
For each of the fair value hierarchy levels, NSP-Wisconsin’s postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2019 (a)					Dec. 31, 2018 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Insurance contracts	—	—	—	—	—	—	0.1	—	—	0.1
Commingled funds	—	—	—	0.1	0.1	0.1	—	—	—	0.1
Debt securities	—	0.2	—	—	0.2	—	0.2	—	—	0.2
Equity securities	—	—	—	—	—	—	—	—	—	—
Total	$—	$0.2	$—	$0.1	$0.3	$0.1	$0.3	$—	$—	$0.4

(a)	See Note 8 for further information on fair value measurement inputs and methods.
Immaterial assets were transferred in or out of Level 3 for 2019. No assets were transferred in or out of Level 3 for 2018.

Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for NSP-Wisconsin are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2019	2018	2019	2018
Change in Benefit Obligation:
Obligation at Jan. 1	$139.8	$156.8	$12.8	$16.4
Service cost	4.4	4.8	—	—
Interest cost	5.7	5.4	0.6	0.6
Plan participants’ contributions	—	—	—	—
Plan amendments	0.1	—	—	—
Actuarial loss (gain)	7.5	(13.4)	0.4	(3.3)
Benefit payments (a)	(14.1)	(13.8)	(0.9)	(0.9)
Obligation at Dec. 31	$143.4	$139.8	$12.9	$12.8
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$109.5	$124.9	$0.4	$1.1
Actual return on plan assets	21.4	(11.1)	—	—
Plan participants’ contributions	—	—	—	—
Employer contributions	7.3	9.5	0.8	0.2
Benefit payments	(14.1)	(13.8)	(0.9)	(0.9)
Fair value of plan assets at Dec. 31	$124.1	$109.5	$0.3	$0.4
Funded status of plans at Dec. 31	$(19.3)	$(30.3)	$(12.6)	$(12.4)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Current liabilities	$—	$—	$(0.8)	$(0.8)
Noncurrent liabilities	(19.3)	(30.3)	(11.8)	(11.6)
Net amounts recognized	$(19.3)	$(30.3)	$(12.6)	$(12.4)
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	3.49%	4.31%	3.47%	4.32%
Expected average long-term increase in compensation level	3.75	3.75	N/A	N/A
Mortality table	Pri-2012	RP-2014	Pri-2012	RP-2014
Health care costs trend rate — initial: Pre-65	N/A	N/A	6.0%	6.5%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.1%	5.3%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.5%	4.5%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.5%	4.5%
Years until ultimate trend is reached	N/A	N/A	3	4

(a)	Includes approximately $198 million, of which $10.4 million was attributable to NSP-Wisconsin, of lump-sum benefit payments used in the determination of a settlement charge in 2018.
Accumulated benefit obligation for the pension plan was $131.9 million and $129.4 million as of Dec. 31, 2019 and 2018, respectively.

Net Periodic Benefit Cost — Net periodic benefit cost other than the service cost component is included in other income in the consolidated statement of income.
Components of net periodic benefit cost and the amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2019	2018	2017	2019	2018	2017
Service cost	$4.4	$4.8	$4.6	$—	$—	$—
Interest cost	5.7	5.4	6.2	0.6	0.6	0.6
Expected return on plan assets	(8.3)	(9.0)	(9.2)	—	(0.1)	—
Amortization of prior service credit	—	—	0.1	(0.3)	(0.4)	(0.4)
Amortization of net loss	4.4	5.7	5.9	0.3	0.6	0.4
Settlement charge (a)	—	7.2	7.1	—	—	—
Net periodic pension cost	$6.2	$14.1	$14.7	$0.6	$0.7	$0.6
Costs not recognized due to effects of regulation	0.2	(3.4)	(4.2)	—	—	—
Net benefit cost recognized for financial reporting	$6.4	$10.7	$10.5	$0.6	$0.7	$0.6
Significant Assumptions Used to Measure Costs:
Discount rate	4.31%	3.63%	4.13%	4.32%	3.62%	4.13%
Expected average long-term increase in compensation level	3.75	3.75	3.75	—	—	—
Expected average long-term rate of return on assets	7.10	7.10	7.10	4.50	5.30	5.80

(a)
A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2018 and 2017, as a result of lump-sum distributions during the 2018 and 2017 plan years, NSP-Wisconsin recorded a total pension settlement charge of $7.2 million in 2018 and $7.1 million in 2017, a total of $2 million of that amount was recorded in the income statement in both 2018 and 2017.

Pension costs include an expected return for the current year that may differ from actual investment performance in the plan. Return assumption used for 2020 pension cost calculations is 7.10%.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2019	2018	2019	2018
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$64.3	$74.3	$7.0	$6.8
Prior service credit	(0.2)	(0.3)	(1.1)	(1.4)
Total	$64.1	$74.0	$5.9	$5.4
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$4.3	$5.3	$—	$0.2
Noncurrent regulatory assets	59.8	68.7	5.9	5.2
Total	$64.1	$74.0	$5.9	$5.4

Measurement date	Dec. 31, 2019	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2018

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. Required contributions were made in 2016 - 2019 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:

•	$150 million in January 2020, of which $7 million was attributable to NSP-Wisconsin;

•	$154 million in 2019, of which $7 million was attributable to NSP-Wisconsin;

•	$150 million in 2018, of which $10 million was attributable to NSP-Wisconsin; and

•	$162 million in 2017, of which $9 million was attributable to NSP-Wisconsin.
For future years, Xcel Energy and NSP-Wisconsin anticipate contributions will be made as necessary.

The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations, when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy, which includes NSP-Wisconsin, contributed $15 million during 2019, $11 million during 2018, $20 million during 2017, of which $0.7 million, $0.3 million and $2 million, respectively, were attributable to NSP-Wisconsin. Xcel Energy expects to contribute approximately $10 million during 2020, of which $1 million is attributable to NSP-Wisconsin.
Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Domestic and international equity securities	37%	37%	15%	18%
Long-duration fixed income and interest rate swap securities	30	28	—	—
Short-to-intermediate fixed income securities	14	18	72	70
Alternative investments	17	15	9	8
Cash	2	2	4	4
Total	100%	100%	100%	100%

Plan Amendments — The Xcel Energy Pension Plan, which includes NSP-Wisconsin, and Xcel Energy Inc. Nonbargaining Pension Plan (South) were amended in 2017 to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
In 2019, the Pension Protection Act measurement concept was extended beyond 2019 for NSP bargaining terminations and retirements to Dec. 31, 2022.
In 2019, there were no plan amendments made which affected the postretirement benefit obligation.
Projected Benefit Payments
NSP-Wisconsin’s projected benefit payments:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2020	$11.5	$1.1	$—	$1.1
2021	10.9	1.1	—	1.1
2022	11.0	1.0	—	1.0
2023	10.8	1.0	—	1.0
2024	10.9	1.0	—	1.0
2025-2029	54.4	3.7	—	3.7

Defined Contribution Plans
Xcel Energy, which includes NSP-Wisconsin, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for NSP-Wisconsin was approximately $2 million in 2019 and 2018 and $1 million in 2017.
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

Management may be unable to estimate an amount or range of a reasonably possible loss in certain situations, including when (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate the ultimate liabilities, if any, arising from such current proceedings would have a material effect on NSP-Wisconsin’s financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
Gas Trading Litigation — e prime is a wholly owned subsidiary of Xcel Energy Inc. e prime was in the business of natural gas trading and marketing but has not engaged in natural gas trading or marketing activities since 2003. Multiple lawsuits involving multiple plaintiffs seeking monetary damages were commenced against e prime and its affiliates, including Xcel Energy, between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. Cases were all consolidated in the U.S. District Court in Nevada.
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
On March 21, 2019, FERC announced a NOI seeking public comments on whether, and if so how, to revise ROE policies in light of the D.C. Circuit Court decision. FERC also initiated a NOI on whether to revise its policies on incentives for electric transmission investments, including the RTO membership incentive. In November 2019, the FERC issued an order adopting a new ROE methodology and settling the MISO base ROE at 9.88% (10.38% with the RTO adder), effective Sept. 28, 2016 and for the Nov. 12, 2013 to Feb. 11, 2015 refund period. The FERC also dismissed the second complaint. In December 2019, MISO TOs filed a request for rehearing. Customers also filed requests for rehearing claiming, among other points, that the FERC erred by dismissing the second complaint without refunds. It is uncertain when the FERC will act on the requests for rehearing or any other pending matters related to the 2019 NOIs.
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
MGP Sites
Ashland MGP Site — NSP-Wisconsin was named a responsible party for contamination at the Ashland/Northern States Power Lakefront Superfund Site (the Site) in Ashland, Wisconsin. Remediation was completed in 2019 and restoration activities are anticipated to be completed in 2020. Groundwater treatment activities will continue for many years.
The current cost estimate for remediation and restoration of the entire site is approximately $199.1 million. At Dec. 31, 2019 and 2018, NSP-Wisconsin had a total liability of $23.2 million and $26.9 million, respectively, for the entire site.
NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation and restoration costs as a regulatory asset. The PSCW has authorized NSP-Wisconsin rate recovery for all remediation and restoration costs incurred at the Site. In its final December 2019 order approving 2020 and 2021 natural gas base rates, the PSCW authorized continued amortization of costs and application of a 3% carrying charge to the regulatory asset.
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
Environmental Requirements — Water and Waste
Federal CWA WOTUS Rule — In 2015, the EPA and Corps published a final rule that significantly broadened the scope of waters under the CWA that are subject to federal jurisdiction, referred to as “WOTUS.” In 2019, the EPA repealed the 2015 rule and published a draft replacement rule. Until a final rule is issued, NSP-Wisconsin cannot estimate potential impacts, but anticipates costs will be recoverable through regulatory mechanisms.
Federal CWA Section 316(b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Wisconsin estimates the likely cost for complying with impingement requirements is approximately $4.2 million, to be incurred between 2020 and 2028, while the total cost of entrainment improvements is anticipated to be immaterial. NSP-Wisconsin believes two plants could be required by state regulators to make improvements to reduce impingement and entrainment. The exact total cost of the impingement and entrainment improvements is uncertain but could be up to $6.4 million. NSP-Wisconsin anticipates these costs will be fully recoverable through regulatory mechanisms.

AROs — AROs have been recorded for NSP-Wisconsin’s assets.
NSP-Wisconsin’s AROs were as follows:

	2019
(Millions of Dollars)	Jan. 1, 2019	Accretion	Cash Flow Revisions	Dec. 31, 2019 (a)
Electric
Distribution	$4.6	$0.2	$—	$4.8
Steam, hydro and other production	3.8	0.1	0.4	4.3
Miscellaneous	0.4	—	(0.4)	—
Natural gas
Distribution	9.1	0.4	(0.9)	8.6
Total liability (b)	$17.9	$0.7	$(0.9)	$17.7

(a)	There were no ARO amounts incurred or settled in 2019.

(b)	Included in other long-term liabilities balance in the consolidated balance sheet.

	2018
(Millions of Dollars)	Jan. 1, 2018	Accretion	Cash Flow Revisions (a)	Dec. 31, 2018 (b)
Electric
Distribution	$—	$—	$4.6	$4.6
Steam, hydro and other production	3.7	0.1	—	3.8
Miscellaneous	0.4	—	—	0.4
Natural gas
Distribution	10.3	0.4	(1.6)	9.1
Total liability (c)	$14.4	$0.5	$3.0	$17.9

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
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Wisconsin’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2019. Therefore, an ARO has not been recorded for these facilities.
Removal Costs — NSP-Wisconsin records a regulatory liability for the plant removal costs that are recovered currently in rates. Removal costs have accumulated based on varying rates as authorized by the appropriate regulatory entities. NSP-Wisconsin has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Removal costs as of Dec. 31, 2019 and 2018 were $171.2 million and $157.7 million, respectively.
Joint Operating System
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

NSP-Minnesota’s public liability for claims from any nuclear incident is limited to 13.9 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has secured $450.0 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $13.5 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government.
NSP-Minnesota is subject to assessments of up to $137.6 million per reactor-incident for each of its three licensed reactors, for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $20.5 million per reactor-incident during any one year. Maximum assessments are subject to inflation adjustments by the NRC and state premium taxes. The NRC’s last adjustment was effective November 2018.
NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from NEIL and EMANI. The coverage limits are $2.7 billion for each of NSP-Minnesota’s two nuclear plant sites. NEIL also provides business interruption insurance coverage up to $350.0 million, including the cost of replacement power during prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term.
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of approximately $12.0 million for business interruption insurance and $35.1 million for property damage insurance if losses exceed accumulated reserve funds.
Fuel Contracts
NSP-Wisconsin has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal and natural gas requirements. These contracts expire between 2020 and 2029. NSP-Wisconsin is required to pay additional amounts depending on actual quantities shipped under these agreements.
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
Estimated minimum purchases under these contracts as of Dec. 31, 2019:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2020	$6.1	$7.1	$17.5
2021	2.3	0.4	16.7
2022	0.7	0.2	14.0
2023	0.8	—	11.4
2024	—	—	10.0
Thereafter	—	—	22.4
Total (a)	$9.9	$7.7	$92.0

(a)	Excludes additional amounts allocated to NSP-Wisconsin through intercompany charges.
Additional expenditures for fuel and natural gas storage and transportation will be required to meet expected future electric generation and natural gas needs.

VIEs
NSP-Wisconsin has entered into limited partnerships for the construction and operation of affordable rental housing developments, which qualify for low-income housing tax credits. NSP-Wisconsin has determined the low-income housing partnerships to be VIEs primarily due to contractual arrangements within each limited partnership that establishes sharing of ongoing voting control and profits and losses that do not align with the partners’ proportional equity ownership.
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
Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for low-income housing limited partnerships include the following:

(Millions of Dollars)	Dec. 31, 2019	Dec. 31, 2018
Current assets	$0.3	$0.3
Property, plant and equipment, net	0.9	0.9
Other noncurrent assets	0.1	0.1
Total assets	$1.3	$1.3

Current liabilities	$—	$—
Mortgages and other long-term debt payable	0.5	0.5
Other noncurrent liabilities	—	—
Total liabilities	$0.5	$0.5

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
Guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	Guarantor	Guarantee Amount	Current Exposure	Triggering Event
Guarantee of customer loans for the Farm Rewiring Program(a)	NSP-Wisconsin	$1.0	$—	(b)

(a)	The term of this guarantee expires in 2020, which is the final scheduled repayment date for the loans. As of Dec. 31, 2019, no claims had been made by the lender.

(b)	The debtor becomes the subject of bankruptcy or other insolvency proceedings.

11. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	Gains and Losses on Cash Flow Hedges
(Millions of Dollars)	2019	2018
Accumulated other comprehensive loss at Jan. 1	$—	$(0.1)
Losses reclassified from net accumulated other comprehensive loss
Interest rate derivatives (net of taxes of $0) (a)	—	0.1
Net current period other comprehensive income	—	0.1
Accumulated other comprehensive loss at Dec. 31	$—	$—

(a)	Included in interest charges.

12. Segments and Related Information
NSP-Wisconsin evaluates performance based on profit or loss generated from the product or service provided. These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.
NSP-Wisconsin has the following reportable segments:

•	Regulated Electric — The regulated electric utility segment generates electricity which is transmitted and distributed in Wisconsin and Michigan; and

•	Regulated Natural Gas — The regulated natural gas utility segment purchases, transports, stores and distributes natural gas in portions of Wisconsin and Michigan.
NSP-Wisconsin presents Other, which includes operating segments, with revenues below the necessary quantitative thresholds. Those operating segments primarily include investments in rental housing projects that qualify for low-income housing tax credits.
Asset and capital expenditure information is not provided for NSP-Wisconsin’s reportable segments because as an integrated electric and natural gas utility, NSP-Wisconsin operates significant assets that are not dedicated to a specific business segment, and reporting assets and capital expenditures by business segment would require arbitrary and potentially misleading allocations, which may not necessarily reflect the assets that would be required for the operation of the business segments on a stand-alone basis.
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
NSP-Wisconsin’s segment information is as follows:

(Millions of Dollars)	2019	2018	2017
Regulated Electric
Operating revenues (a)	$844.1	$878.6	$881.9
Intersegment revenues	0.3	0.4	0.5
Total operating revenue	$844.4	$879.0	$882.4
Depreciation and amortization	108.4	97.8	88.9
Interest charges and financing costs	34.2	31.8	29.4
Income tax expense	12.5	28.4	38.9
Net income	68.5	85.5	70.9
Regulated Natural Gas
Operating revenues (a)	$136.4	$141.6	$122.4
Intersegment revenues	0.4	0.4	0.3
Total operating revenue	$136.8	$142.0	$122.7
Depreciation and amortization	29.0	28.1	22.1
Interest charges and financing costs	3.9	3.3	2.8
Income tax expense	2.2	4.5	4.0
Net income	9.9	12.5	7.8
Other
Operating revenues (a)	$0.4	$1.3	$1.2
Depreciation and amortization	0.1	0.2	0.2
Interest charges and financing costs	—	0.1	—
Income tax expense (benefit)	1.0	(0.6)	1.3
Net income	0.5	—	0.7

Consolidated Total
Total operating revenue (a)	$981.6	$1,022.3	$1,006.3
Reconciling eliminations	(0.7)	(0.8)	(0.8)
Consolidated total revenue	$980.9	$1,021.5	$1,005.5
Depreciation and amortization	137.5	126.1	111.2
Interest charges and financing costs	38.1	35.2	32.2
Income tax expense	15.7	32.3	44.2
Net income	78.9	98.0	79.4

(a)
Operating revenues include $176.6 million, $157.9 million and $177.2 million of intercompany revenue for the years ended Dec. 31, 2019, 2018 and 2017, respectively. See Note 13 for further information.

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

Significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Millions of Dollars)	2019	2018	2017
Operating revenues:
Electric	$176.6	$157.9	$177.2
Operating expenses:
Purchased power	393.9	410.9	421.6
Transmission expense	63.5	62.8	68.6
Natural gas purchased for resale	0.5	—	—
Other operating expenses — paid to Xcel Energy Services Inc.	86.8	86.9	92.7

Accounts receivable and payable with affiliates at Dec. 31 were:

	2019		2018
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$—	$7.9	$—	$11.0
PSCo	0.3	—	0.2	—
Other subsidiaries of Xcel Energy Inc.	—	11.1	14.9	9.0
	$0.3	$19.0	$15.1	$20.0

14. Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Millions of Dollars)	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Operating revenues	$276.2	$228.9	$243.7	$232.1
Operating income	42.0	21.8	47.7	19.1
Net income	24.0	8.6	29.4	16.9

	Quarter Ended
(Millions of Dollars)	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Operating revenues	$273.1	$231.8	$256.0	$260.6
Operating income (a)	49.0	27.5	48.0	34.9
Net income	31.4	15.2	31.0	20.4

(a)	In 2018, NSP-Wisconsin implemented ASU No. 2017-07 related to net periodic benefit cost, which resulted in retrospective reclassification of pension costs from O&M expense to other income.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
NSP-Wisconsin maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure. As of Dec. 31, 2019, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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
During the year and in preparation for issuing its report for the year ended Dec. 31, 2019 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Wisconsin conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Wisconsin did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in NSP-Wisconsin’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 9B — OTHER INFORMATION
None.
PART III
Items 10, 11, 12 and 13 of Part III of Form 10-K have been omitted from this report for NSP-Wisconsin in accordance with conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly-owned subsidiaries.

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 6, 2020. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements
	Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2019
	Report of Independent Registered Public Accounting Firm — Financial Statements
	Consolidated Statements of Income — For the three years ended Dec. 31, 2019, 2018 and 2017
	Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2019, 2018 and 2017
	Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2019, 2018 and 2017
	Consolidated Balance Sheets — As of Dec. 31, 2019 and 2018
	Consolidated Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2019, 2018 and 2017

2	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2019, 2018 and 2017.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and restated articles of incorporation of NSP-Wisconsin	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	333-112033	3.01
3.02*	By-Laws of NSP-Wisconsin as Amended and Restated on Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	333-112033	3.02
4.01*	Supplemental and Restated Trust Indenture, dated March 1, 1991, between NSP-Wisconsin and First Wisconsin Trust Company, providing for the issuance of First Mortgage Bonds	Xcel Energy Inc. Form S-3 dated April 18, 2018	001-03034	4(c)(3)
4.02*	Trust Indenture dated Sept. 1, 2000 between NSP-Wisconsin and Firstar Bank, NA as Trustee	NSP-Wisconsin Form 8-K dated Sept. 25, 2000	001-03140	4.01
4.03*	Supplemental Trust Indenture dated as of Sept. 1, 2003 between NSP-Wisconsin and U.S. Bank National Association, supplementing indentures dated April 1, 1947 and March 1, 1991	Xcel Energy Inc Form 10-Q for the quarter ended Sept. 30, 2003	001-03034	4.05
4.04*	Supplemental Trust Indenture dated as of Sept. 1, 2008 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $200 million principal amount of 6.375% First Mortgage Bonds, Series due Sept. 1, 2038	NSP-Wisconsin Form 8-K dated Sept. 3, 2008	001-03140	4.01
4.05*	Supplemental Trust Indenture dated as of Oct. 1, 2012 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million principal amount of 3.70% First Mortgage Bonds, Series due Oct. 1, 2042	NSP-Wisconsin Form 8-K dated Oct. 10, 2012	001-03140	4.01
4.06*	Supplemental Trust Indenture dated as of June 1, 2014 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million principal amount of 3.30% First Mortgage Bonds, Series due June 1, 2024	NSP-Wisconsin Form 8-K dated June 23, 2014	001-03140	4.01
4.07*	Supplemental Trust Indenture dated as of Nov 1, 2017 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million in aggregate principal amount of 3.75% First Mortgage Bonds, Series due Dec. 1, 2047	NSP-Wisconsin Form 8-K dated Dec. 4, 2017	001-03140	4.01
4.08*	Supplemental Indenture dated as of Sept. 1, 2018 between Northern States Power Company and U.S. Bank National Association, as successor Trustee, creating 4.20% First Mortgage Bonds, Series due Sept. 1, 2048	NSP-Wisconsin Form 8-K dated Sept. 12, 2018	001-03034	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.05
10.03*+	Xcel Energy Inc. Non-Employee Directors Deferred Compensation Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.08
10.04*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	001-03034	H-1
10.05*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.17
10.06*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	333-112033	10.01
10.07*+	First Amendment to Exhibit 10.02 dated Aug. 26, 2009	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	001-03034	10.06
10.08*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	001-03034	10.08
10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	001-03034	Appendix A
10.10*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	001-03034	Appendix A

10.11*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.07
10.12*+	First Amendment to Exhibit 10.11 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	001-03034	10.17
10.13*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	001-03034	10.18
10.14*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	001-03034	10.01
10.15*+	Fourth Amendment to Exhibit 10.02 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	001-03034	10.02
10.16*+	Second Amendment to Exhibit 10.11 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	001-03034	10.22
10.17*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 26, 2015	001-03034	10.02
10.18*+	Fifth Amendment Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	001-03034	10.01
10.19*+	Third Amendment to Exhibit 10.11 dated Sept. 30, 2016	Xcel Energy inc. Form 10-Q for the quarter ended Sept. 30, 2016	001-03034	10.01
10.20*+	Fourth Amendment to Exhibit 10.11 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	001-03034	10.01
10.21*+	Sixth Amendment to Exhibit 10.02 dated Feb. 22, 2018	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	001-03034	10.30
10.22*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	001-03034	10.01
10.23*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	001-03034	10.34
10.24*+	Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	001-03034	10.35
10.25*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	001-03034	10.36
10.26*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among NSP-Wisconsin, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	001-03034	99.05
10.27*+	Form of Xcel Energy Inc. 2015 Omnibus Incentive Award Agreement Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	001-03034	10.33
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
NSP-Wisconsin and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2019	2018	2017
Balance at Jan. 1	$5.6	$4.9	$4.9
Additions charged to costs and expenses	7.0	4.2	4.1
Additions charged to other accounts (a)	2.1	1.0	0.9
Deductions from reserves (b)	(9.2)	(4.5)	(5.0)
Balance at Dec. 31	$5.5	$5.6	$4.9

(a)	Recovery of amounts previously written off.

(b)	Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A WISCONSIN CORPORATION)

Feb. 21, 2020	/s/ ROBERT C. FRENZEL
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

/s/ DAVID L. EVES
David L. Eves
Executive Vice President, Group President, Utilities and Director
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
NSP-Wisconsin has not sent, and does not expect to send, an annual report or proxy statement to its security holder.