Form 10-Q
period 2020-03-31
NORTHERN STATES POWER CO /WI/
filed 2020-05-07
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Northern States Power Company
(Exact name of registrant as specified in its charter)

Wisconsin			001-03140	39-0508315
(State or other jurisdiction or incorporation or organization)			(Commission File Number)	(IRS Employer Identification No.)

1414 West Hamilton Avenue	Eau Claire	Wisconsin		54701
(Address of Principal Executive Offices)				(Zip Code)

715	839-2625
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 7, 2020
Common Stock, $100 par value	933,000 shares
Northern States Power Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to such Form 10-Q.

This Form 10-Q is filed by NSP-Wisconsin. NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available on various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
ADIT	Accumulated deferred income tax
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
MDL	Multi-district litigation
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NOI	Notice of inquiry
NOL	Net operating loss
O&M	Operating and maintenance
ROE	Return on equity
RTO	Regional Transmission Organization
TOs	Transmission owners
UMP	Utility Money Pool

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2019, and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety, including nuclear generation; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs, changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2020	2019
Operating revenues
Electric, non-affiliates	$170.9	$170.9
Electric, affiliates	40.9	44.1
Natural gas	45.2	61.1
Other	—	0.1
Total operating revenues	257.0	276.2

Operating expenses
Electric fuel and purchased power, non-affiliates	2.9	1.9
Purchased power, affiliates	94.3	103.5
Cost of natural gas sold and transported	21.4	32.3
Operating and maintenance expenses	48.6	52.0
Conservation program expenses	3.1	3.0
Depreciation and amortization	38.6	34.0
Taxes (other than income taxes)	7.0	7.5
Total operating expenses	215.9	234.2

Operating income	41.1	42.0

Other expense, net	(2.5)	(0.4)
Allowance for funds used during construction — equity	1.1	0.6

Interest charges and financing costs
Interest charges — includes other financing costs of $0.3 and $0.3, respectively	9.9	10.0
Allowance for funds used during construction — debt	(0.5)	(0.3)
Total interest charges and financing costs	9.4	9.7

Income before income taxes	30.3	32.5
Income tax (benefit) expense	(3.3)	8.5
Net income	$33.6	$24.0

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2020	2019
Operating activities
Net income	$33.6	$24.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38.9	34.3
Deferred income taxes	(9.5)	(0.2)
Allowance for equity funds used during construction	(1.1)	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	(6.8)	(12.6)
Accrued unbilled revenues	10.5	10.6
Inventories	3.1	4.7
Other current assets	4.6	10.7
Accounts payable	(12.9)	(8.8)
Net regulatory assets and liabilities	4.3	3.7
Other current liabilities	(2.7)	6.1
Pension and other employee benefit obligations	(6.8)	(7.4)
Other, net	0.5	0.1
Net cash provided by operating activities	55.7	64.6

Investing activities
Utility capital/construction expenditures	(63.3)	(50.4)
Other, net	—	(0.1)
Net cash used in investing activities	(63.3)	(50.5)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	11.0	(2.0)
Repayments of long-term debt	—	(0.1)
Capital contributions from parent	12.0	14.9
Dividends paid to parent	(14.8)	(27.4)
Other, net	(0.1)	—
Net cash provided by (used in) financing activities	8.1	(14.6)

Net change in cash, cash equivalents and restricted cash	0.5	(0.5)
Cash, cash equivalents and restricted cash at beginning of period	1.3	2.2
Cash, cash equivalents and restricted cash at end of period	$1.8	$1.7

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(10.5)	$(10.4)
Cash (paid) received for income taxes, net	(1.7)	6.5
Supplemental disclosure of non-cash investing transactions:
Accrued property, plant and equipment additions	$16.4	$9.0
Inventory transfer additions in property, plant and equipment	0.6	0.7
Allowance for equity funds used during construction in property, plant and equipment	1.1	0.6

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2020	Dec. 31, 2019
Assets
Current assets
Cash and cash equivalents	$1.8	$1.3
Accounts receivable, net	64.0	59.2
Accrued unbilled revenues	42.3	53.1
Inventories	12.2	16.0
Regulatory assets	55.7	71.9
Prepaid taxes	17.7	23.0
Prepayments and other	5.1	4.6
Total current assets	198.8	229.1

Property, plant and equipment, net	2,382.7	2,359.4

Other assets
Regulatory assets	220.8	224.4
Other	3.0	3.1
Total other assets	223.8	227.5
Total assets	$2,805.3	$2,816.0

Liabilities and Equity
Current liabilities
Short-term debt	$76.0	$65.0
Accounts payable	33.3	53.6
Accounts payable to affiliates	13.2	19.0
Dividends payable to parent	16.8	14.7
Regulatory liabilities	67.3	78.9
Taxes accrued	11.3	6.8
Environmental liabilities	5.1	5.7
Accrued interest	7.8	9.3
Other	13.9	20.7
Total current liabilities	244.7	273.7

Deferred credits and other liabilities
Deferred income taxes	301.3	298.1
Deferred investment tax credits	6.3	6.5
Regulatory liabilities	366.0	370.8
Environmental liabilities	18.0	17.8
Customer advances	18.4	18.5
Pension and employee benefit obligations	26.6	33.4
Other	22.6	22.6
Total deferred credits and other liabilities	759.2	767.7

Commitments and contingencies
Capitalization
Long-term debt	808.2	808.0
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at March 31, 2020 and Dec. 31, 2019, respectively	93.3	93.3
Additional paid in capital	547.3	537.3
Retained earnings	352.6	336.0
Total common stockholder’s equity	993.2	966.6
Total liabilities and equity	$2,805.3	$2,816.0

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED) (amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2020 and 2019
Balance at Dec. 31, 2018	933.0	$93.3	$510.1	$339.0	$942.4
Net income				24.0	24.0
Common dividends declared to parent				(24.4)	(24.4)
Balance at March 31, 2019	933.0	$93.3	$510.1	$338.6	$942.0

Balance at Dec. 31, 2019	933.0	$93.3	$537.3	$336.0	$966.6
Net income				33.6	33.6
Common dividends declared to parent				(16.9)	(16.9)
Contribution of capital by parent			10.0		10.0
Adoption of ASC Topic 326				(0.1)	(0.1)
Balance at March 31, 2020	933.0	$93.3	$547.3	$352.6	$993.2

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2020 and Dec. 31, 2019; the results of its operations, including the components of net income, changes in stockholder's equity and comprehensive income for the three months ended March 31, 2020 and 2019; and its cash flows for the three months ended March 31, 2020 and 2019. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2020 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2019 balance sheet information has been derived from the audited 2019 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2019. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2019, filed with the SEC on Feb. 21, 2020. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2019, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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
NSP-Wisconsin implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $0.1 million (after tax) to retained earnings. Other than first-time recognition of an allowance for doubtful accounts on accrued unbilled revenues, the Jan. 1, 2020 adoption of ASC Topic 326 did not have a significant impact on NSP-Wisconsin’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Accounts receivable, net
Accounts receivable	$70.0	$64.7
Less allowance for bad debts	(6.0)	(5.5)
Accounts receivable, net	$64.0	$59.2

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$7.1	$6.8
Fuel	4.1	4.0
Natural gas	1.0	5.2
Total inventories	$12.2	$16.0

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$3,048.0	$3,024.6
Natural gas plant	370.4	365.5
Common and other property	205.4	201.5
Construction work in progress	94.8	82.8
Total property, plant and equipment	3,718.6	3,674.4
Less accumulated depreciation	(1,335.9)	(1,315.0)
Property, plant and equipment, net	$2,382.7	$2,359.4

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.
Commercial Paper — Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$150	$150
Amount outstanding at period end	76	65
Average amount outstanding	75	51
Maximum amount outstanding	95	93
Weighted average interest rate, computed on a daily basis	1.97%	2.38%
Weighted average interest rate at period end	2.52	1.97

Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2020 and Dec. 31, 2019, there were no letters of credit outstanding.
Revolving Credit Facility — In order to use its commercial paper program to fulfill short-term funding needs, NSP-Wisconsin must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under this credit facility. The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one year period. All extension requests are subject to majority bank group approval.
As of March 31, 2020, NSP-Wisconsin had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$76	$74

(a)	This credit facility expires in June 2024.

(b)	Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2020 and Dec. 31, 2019.
Other Short-Term Borrowings — As of March 31, 2020 and Dec. 31, 2019, Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had no notes payable to Xcel Energy Inc.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consists of the following:

	Three Months Ended March 31, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$65.0	$24.5	$—	$89.5
C&I	100.4	19.5	—	119.9
Other	1.6	—	—	1.6
Total retail	167.0	44.0	—	211.0
Interchange	40.9	—	—	40.9
Other	0.5	0.8	—	1.3
Total revenue from contracts with customers	208.4	44.8	—	253.2
Alternative revenue and other	3.4	0.4	—	3.8
Total revenues	$211.8	$45.2	$—	$257.0

	Three Months Ended March 31, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$67.4	$33.6	$—	$101.0
C&I	98.5	25.8	—	124.3
Other	1.5	—	0.1	1.6
Total retail	167.4	59.4	0.1	226.9
Interchange	44.1	—	—	44.1
Other	0.5	1.1	—	1.6
Total revenue from contracts with customers	212.0	60.5	0.1	272.6
Alternative revenue and other	3.0	0.6	—	3.6
Total revenues	$215.0	$61.1	$0.1	$276.2

6. Income Taxes
Note 7 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2019 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.

The following table reconciles the difference between the statutory rate and the ETR:

	Three Months Ended March 31
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Increases (decreases) in tax from:
Plant regulatory differences (a)	(22.0)	(0.5)
Nonplant ADIT amortization	(14.7)	—
Tax credits, net of NOL & tax credit allowances	(1.7)	(0.8)
Other (net)	0.3	0.3
Effective income tax rate	(10.9)%	26.2%

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

Federal Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Years	Expiration
2009 - 2013	September 2020
2014 - 2016	June 2021

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of March 31, 2020, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2018, the IRS began an audit of tax years 2014-2016. As of March 31, 2020 no adjustments have been proposed.
State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2020, NSP-Wisconsin’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2014. In 2018, Wisconsin began an audit of tax years 2014-2016. As of March 31, 2020 no material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$2.7	$2.6
Unrecognized tax benefit — Temporary tax positions	0.8	0.8
Total unrecognized tax benefit	$3.5	$3.4

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(2.2)	$(2.2)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $1.2 million for March 31, 2020 and Dec. 31, 2019, respectively.
As the IRS Appeals and federal and state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2.2 million in the next 12 months.
Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2020 or Dec. 31, 2019.

7. Fair Value of Financial Assets and Liabilities
Fair Value Measurements
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

Specific valuation methods include:
Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted net asset value.
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
When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of forward prices and volatilities on a valuation is evaluated and may result in Level 3 classification.

Derivative Instruments Fair Value Measurements
NSP-Wisconsin enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to manage risk in connection with changes in interest rates and utility commodity prices.
Interest Rate Derivatives — NSP-Wisconsin may enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of March 31, 2020 and Dec. 31, 2019, there were no interest rate derivatives designated as cash flow hedges.
Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.
Gross notional amounts of commodity options:

(Amounts in Millions) (a)(b)	March 31, 2020	Dec. 31, 2019
Million British thermal units of natural gas	—	0.1

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
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
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — There were no pre-tax gains or losses related to interest rate derivatives reclassified from accumulated other comprehensive loss into earnings for the three months ended March 31, 2020 and 2019.
Changes in the fair value of natural gas commodity derivatives resulted in no net gains or losses and $0.1 million net gains for the three months ended March 31, 2020 and 2019, respectively, which were recognized as regulatory assets and liabilities.
During the three months ended March 31, 2020 and 2019, there were $0.4 million settlement losses and $0.2 million of settlement gains on natural gas commodity derivatives, respectively, recognized subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three months ended March 31, 2020 and 2019.

Recurring Fair Value Measurements —
As of March 31, 2020, there were no derivative assets measured at fair value on a recurring basis. At Dec. 31, 2019, NSP-Wisconsin's derivative assets measured at fair value on a recurring basis were as follows:

	Dec. 31, 2019
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

(b)	Included in prepayments and other current assets balance of $4.6 million at Dec. 31, 2019, in the consolidated balance sheets.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2020		Dec. 31, 2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$808.2	$924.5	$808.0	$924.3

Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2020 and Dec. 31, 2019, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1.2	$1.1	$—	$—
Interest cost (a)	1.2	1.4	0.1	0.1
Expected return on plan assets (a)	(2.1)	(2.1)	—	—
Amortization of prior service credit (a)	—	—	(0.1)	(0.1)
Amortization of net loss (a)	1.2	1.1	0.1	0.1
Net periodic benefit cost	1.5	1.5	0.1	0.1
Costs not recognized due to effects of regulation	1.8	0.2	—	—
Net benefit cost recognized for financial reporting	$3.3	$1.7	$0.1	$0.1

(a)
The components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the consolidated statement of income or capitalized on the consolidated balance sheet as a regulatory asset.

In January 2020, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $6.7 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2020.

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
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado.
Arandell Corp. — In February 2019, the case was remanded back to the U.S. District Court in Wisconsin. Plaintiffs are seeking class certification. It is uncertain when the court will rule on this issue.
Xcel Energy has concluded that a loss is remote for both remaining lawsuits.
Rate Matters
MISO ROE Complaints —In November 2013 and February 2015, customers filed complaints against MISO TOs including NSP-Minnesota and NSP-Wisconsin. The first complaint argued for a reduction in the base ROE in MISO transmission formula rates from 12.38% to 9.15%, and removal of ROE adders (including those for RTO membership). The second complaint sought to reduce base ROE from 12.38% to 8.67%. In September 2016, the FERC issued an order granting a 10.32% base ROE (10.82% with the RTO adder) effective for the first complaint period of Nov. 12, 2013 to Feb. 11, 2015 and subsequent to the date of the order. The D.C. Circuit subsequently vacated and remanded FERC Opinion No. 531, which had established the ROE methodology on which the September 2016 FERC order was based.
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
FERC accepted the requests for rehearing in January 2020, however, it is uncertain when the FERC will act on the requests or any other pending matters related to the 2019 NOIs. NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers.
In March 2020, the FERC issued a Notice of Proposed Rulemaking regarding changes to its policies for transmission incentives, including a proposal to increase the RTO participation adder from 50 to 100 basis points and to make the adder available regardless of whether a utility’s ongoing participation in the RTO is voluntary or required by legislation or a regulator. It is uncertain if or when this change will be adopted and implemented as a final order.
Environmental
MGP, Landfill and Disposal Sites
Ashland MGP Site — NSP-Wisconsin was named a responsible party for contamination at the Ashland/Northern States Power Lakefront Superfund Site (the Site) in Ashland, Wisconsin. Remediation was completed in 2019 and restoration activities are anticipated to be completed in 2020. Groundwater treatment activities will continue for many years.
The current cost estimate for remediation and restoration of the entire site is approximately $198.8 million. At March 31, 2020 and Dec. 31, 2019, NSP-Wisconsin had a total liability of $22.4 million and $23.2 million, respectively, for the entire site.
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
In addition to the Ashland Site, NSP-Wisconsin is currently investigating, remediating or performing post-closure actions at two other MGP, landfill or other disposal sites across its service territories.
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
NSP-Wisconsin has the following reportable segments:

•	Regulated Electric — The regulated electric utility segment generates electricity, which is transmitted and distributed in Wisconsin and Michigan; and

•	Regulated Natural Gas — The regulated natural gas utility segment purchases, transports, stores and distributes natural gas in portions of Wisconsin and Michigan.

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
NSP-Wisconsin's segment information for the three months ended March 31:

(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues (a)	$211.8	$215.0
Intersegment revenues	0.1	0.1
Total operating revenue	211.9	215.1
Net income	24.7	13.2
Regulated Natural Gas
Operating revenues	$45.2	$61.1
Intersegment revenues	0.1	0.2
Total operating revenue	45.3	61.3
Net income	8.9	10.5
All Other
Operating revenues	$—	$0.1
Net income	—	0.3
Consolidated Total
Operating revenues (a)	$257.2	$276.5
Reconciling eliminations	(0.2)	(0.3)
Total operating revenue	$257.0	$276.2
Net income	33.6	24.0

(a)	Operating revenues include $40.9 million and $44.1 million of affiliate electric revenue for the three months ended March 31, 2020 and 2019, respectively.

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

NSP-Wisconsin’s management uses non-GAAP measures for financial planning and analysis, for reporting of results in determining performance-based compensation and communicating its earnings outlook to analysts and investors. Non-GAAP financial measures are intended to supplement investors’ understanding of our performance and should not be considered alternatives for financial measures presented in accordance with GAAP. These measures are discussed in more detail below and may not be comparable to other companies’ similarly titled non-GAAP financial measures.
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

Results of Operations
NSP-Wisconsin’s net income was approximately $33.6 million for the first quarter of 2020 compared with approximately $24.0 million for the prior year. The increase is driven by reduced O&M and higher electric margin, partially offset by additional depreciation and lower natural gas margin.
Electric Margin
Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power. The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.
Electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2020	2019
Electric revenues	$211.8	$215.0
Electric fuel and purchased power	(97.2)	(105.4)
Electric margin	$114.6	$109.6
Changes in electric margin:

(Millions of Dollars)	2020 vs. 2019
Regulatory rate outcomes	$7.7
Sales growth	0.8
Estimated impact of weather	(4.1)
Purchased capacity costs	(2.0)
Other (net)	2.6
Total increase in electric margin	$5.0
Natural Gas Margin
Total natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to natural gas cost recovery mechanisms.

Natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2020	2019
Natural gas revenues	$45.2	$61.1
Cost of natural gas sold and transported	(21.4)	(32.3)
Natural gas margin	$23.8	$28.8
Changes in natural gas margin:

(Millions of Dollars)	2020 vs. 2019
Estimated impact of weather	$(3.6)
Regulatory rate outcomes	(1.2)
Sales growth	0.7
Other (net)	(0.9)
Total decrease in natural gas margin	$(5.0)
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $3.4 million, or 6.5%, for the three months ended March 31, 2020 compared with the prior year. The decrease was primarily due to distribution costs, which were lower due to storms, timing of material purchases and labor efficiencies.
Depreciation and Amortization — Depreciation and amortization expense increased $4.6 million, or 13.5%, for the three months ended March 31, 2020 compared with the prior year. The increase was primarily due to increased electric distribution and transmission plant increases, in addition to increased MGP amortization offset by deferred tax liability amortization.
Income Taxes — Income tax expense decreased $11.8 million for the three months ended March 31, 2020 compared with the prior year. The decrease was primarily driven by an increase in plant regulatory differences and nonplant ADIT amortization. The ETR was (10.9%) for the three months ended March 31, 2020 compared with 26.2% for the prior year, largely due to the items referenced above.
See Note 6 to the consolidated financial statements for further information.

Public Utility Regulation
The FERC and various state and local regulatory commissions regulate NSP-Wisconsin. The electric and natural gas rates charged to customers of NSP-Wisconsin are approved by the FERC or the regulatory commissions in the states in which it operates.
The rates are designed to recover plant investment, operating costs and an allowed return on investment. NSP-Wisconsin requests changes in rates for utility services through filings with governing commissions.
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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Wisconsin’s Annual Report on Form 10‑K for the year ended Dec. 31, 2019 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.

2019 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for 2019 were lower than authorized in rates and outside the 2% annual tolerance band, primarily due to increased sales to other utilities compared to the forecast used to set authorized rates. Under the fuel cost recovery rules, NSP-Wisconsin may retain approximately $3.4 million of fuel costs and defer the amount of over-recovery in excess of the 2% annual tolerance band for future refund to customers. In March 2020, NSP-Wisconsin filed with the PSCW indicating an over-refund of approximately $9.7 million. The PSCW will determine how the liability will be addressed with an order expected later in 2020.
Request to Participate in UMP — In April 2020, NSP-Wisconsin submitted its formal application to the PSCW to participate in the UMP. The application requests a PSCW decision no later than June 15, 2020. The PSCW will recognize the filing, propose a notice of investigation and intervention period, along with review, and issue of a memorandum.

Environmental
Environmental Regulation
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans for greenhouse gas reductions from coal-fired power plants. The state plans, due to the EPA in July 2022, will evaluate and potentially require heat rate improvements at existing coal-fired plants. It is not yet known how these state plans will affect our existing coal plants, but they could require substantial additional investment, even in plants slated for retirement. NSP-Wisconsin believes, based on prior state commission practice, the cost of these initiatives or replacement generation would be recoverable through rates.

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
As of March 31, 2020, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors disclosed in the 2019 Form 10-K except as follows:
We face risks related to health epidemics and other outbreaks, which may have a material effect on our financial condition, results of operations and cash flows.
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. COVID-19 has not had a material impact on our first quarter results; however, we did experience a substantive drop in our sales in April. The severity of the outbreak is uncertain and we cannot ultimately predict whether it will have a material impact on our liquidity, financial condition, or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic.
NSP-Wisconsin's risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2019, which is incorporated herein by reference as well as other information set forth in this report, which could have a material impact on our financial condition, results of operations and cash flows.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

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

Northern States Power Company (a Wisconsin corporation)

May 7, 2020	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)