Form 10-Q
period 2020-06-30
NORTHERN STATES POWER CO /WI/
filed 2020-07-31
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Operating revenues
Electric, non-affiliates	$157.8	$164.4	$328.7	$335.3
Electric, affiliates	41.5	43.5	82.4	87.6
Natural gas	19.0	20.9	64.2	82.0
Other	0.2	0.1	0.2	0.2
Total operating revenues	218.5	228.9	475.5	505.1

Operating expenses
Electric fuel and purchased power, non-affiliates	3.4	3.1	6.3	5.0
Purchased power, affiliates	91.3	99.9	185.6	203.4
Cost of natural gas sold and transported	6.6	8.2	28.0	40.5
Operating and maintenance expenses	44.9	51.3	93.5	103.2
Conservation program expenses	3.2	3.1	6.3	6.0
Depreciation and amortization	38.8	34.4	77.4	68.5
Taxes (other than income taxes)	7.1	7.1	14.1	14.7
Total operating expenses	195.3	207.1	411.2	441.3

Operating income	23.2	21.8	64.3	63.8

Other expense, net	(1.8)	(0.3)	(4.3)	(0.6)
Allowance for funds used during construction — equity	1.4	0.9	2.5	1.4

Interest charges and financing costs
Interest charges — includes other financing costs of $0.4, $0.3, $0.7 and $0.7, respectively	9.9	9.8	19.8	19.8
Allowance for funds used during construction — debt	(0.5)	(0.3)	(1.0)	(0.6)
Total interest charges and financing costs	9.4	9.5	18.8	19.2

Income before income taxes	13.4	12.9	43.7	45.4
Income tax expense (benefit)	1.3	4.3	(2.0)	12.8
Net income	$12.1	$8.6	$45.7	$32.6

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2020	2019
Operating activities
Net income	$45.7	$32.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78.0	68.9
Deferred income taxes	(15.2)	2.0
Allowance for equity funds used during construction	(2.5)	(1.4)
Provision for bad debts	2.8	3.5
Changes in operating assets and liabilities:
Accounts receivable	(4.2)	6.8
Accrued unbilled revenues	10.4	11.5
Inventories	0.2	0.7
Other current assets	(0.3)	(0.4)
Accounts payable	(3.0)	(8.9)
Net regulatory assets and liabilities	5.3	2.5
Other current liabilities	(1.9)	3.6
Pension and other employee benefit obligations	(6.9)	(7.1)
Other, net	0.2	1.0
Net cash provided by operating activities	108.6	115.3

Investing activities
Utility capital/construction expenditures	(121.0)	(86.8)
Net cash used in investing activities	(121.0)	(86.8)

Financing activities
Repayments of short-term borrowings, net	(65.0)	(1.0)
Proceeds from (repayments of) long-term debt	97.6	(0.1)
Capital contributions from parent	37.0	14.8
Dividends paid to parent	(31.6)	(41.7)
Other, net	(0.2)	—
Net cash provided by (used in) financing activities	37.8	(28.0)

Net change in cash, cash equivalents and restricted cash	25.4	0.5
Cash, cash equivalents and restricted cash at beginning of period	1.3	2.2
Cash, cash equivalents and restricted cash at end of period	$26.7	$2.7

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(17.9)	$(18.2)
Cash paid for income taxes, net	(13.1)	(3.9)
Supplemental disclosure of non-cash investing transactions:
Accrued property, plant and equipment additions	$18.5	$11.5
Inventory transfers to property, plant and equipment	2.3	2.4
Allowance for equity funds used during construction	2.5	1.4

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2020	Dec. 31, 2019
Assets
Current assets
Cash and cash equivalents	$26.7	$1.3
Accounts receivable, net	63.4	59.2
Accrued unbilled revenues	42.5	53.1
Inventories	13.4	16.0
Regulatory assets	45.9	71.9
Prepaid taxes	23.2	23.0
Prepayments and other	4.9	4.6
Total current assets	220.0	229.1

Property, plant and equipment, net	2,416.8	2,359.4

Other assets
Regulatory assets	218.0	224.4
Other	3.5	3.1
Total other assets	221.5	227.5
Total assets	$2,858.3	$2,816.0

Liabilities and Equity
Current liabilities
Short-term debt	$—	$65.0
Accounts payable	37.1	53.6
Accounts payable to affiliates	21.4	19.0
Dividends payable to parent	20.2	14.7
Regulatory liabilities	63.9	78.9
Taxes accrued	7.7	6.8
Environmental liabilities	4.5	5.7
Accrued interest	9.5	9.3
Other	15.9	20.7
Total current liabilities	180.2	273.7

Deferred credits and other liabilities
Deferred income taxes	302.9	298.1
Deferred investment tax credits	6.2	6.5
Regulatory liabilities	360.6	370.8
Environmental liabilities	17.0	17.8
Customer advances	19.5	18.5
Pension and employee benefit obligations	26.6	33.4
Other	23.8	22.6
Total deferred credits and other liabilities	756.6	767.7

Commitments and contingencies
Capitalization
Long-term debt	906.0	808.0
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at June 30, 2020 and Dec. 31, 2019, respectively	93.3	93.3
Additional paid in capital	577.7	537.3
Retained earnings	344.5	336.0
Total common stockholder’s equity	1,015.5	966.6
Total liabilities and equity	$2,858.3	$2,816.0

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, shares in thousands)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2020 and 2019
Balance at March 31, 2019	933.0	$93.3	$510.1	$338.6	$942.0
Net income				8.6	8.6
Common dividends declared to parent				(15.9)	(15.9)
Contribution of capital by parent			3.5		3.5
Balance at June 30, 2019	933.0	$93.3	$513.6	$331.3	$938.2

Balance at March 31, 2020	933.0	$93.3	$547.3	$352.6	$993.2
Net income				12.1	12.1
Common dividends declared to parent				(20.2)	(20.2)
Contribution of capital by parent			30.4		30.4
Balance at June 30, 2020	933.0	$93.3	$577.7	$344.5	$1,015.5

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2020 and 2019
Balance at Dec. 31, 2018	933.0	$93.3	$510.1	$339.0	$942.4
Net income				32.6	32.6
Common dividends declared to parent				(40.3)	(40.3)
Contribution of capital by parent			3.5		3.5
Balance at June 30, 2019	933.0	$93.3	$513.6	$331.3	$938.2

Balance at Dec. 31, 2019	933.0	$93.3	$537.3	$336.0	$966.6
Net income				45.7	45.7
Common dividends declared to parent				(37.1)	(37.1)
Contribution of capital by parent			40.4		40.4
Adoption of ASC Topic 326				(0.1)	(0.1)
Balance at June 30, 2020	933.0	$93.3	$577.7	$344.5	$1,015.5

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2020 and Dec. 31, 2019; the results of its operations, including the components of net income, changes in stockholder's equity and comprehensive income for the three and six months ended June 30, 2020 and 2019; and its cash flows for the six months ended June 30, 2020 and 2019. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2020 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2019 balance sheet information has been derived from the audited 2019 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2019. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2019, filed with the SEC on Feb. 21, 2020. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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
NSP-Wisconsin implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $0.1 million (after tax) to retained earnings on Jan 1. 2020. Other than first-time recognition of an allowance for doubtful accounts on accrued unbilled revenues, the Jan. 1, 2020 adoption of ASC Topic 326 did not have a significant impact on NSP-Wisconsin’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Accounts receivable, net
Accounts receivable	$69.5	$64.7
Less allowance for bad debts	(6.1)	(5.5)
Accounts receivable, net	$63.4	$59.2

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$7.3	$6.8
Fuel	4.1	4.0
Natural gas	2.0	5.2
Total inventories	$13.4	$16.0

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$3,070.6	$3,024.6
Natural gas plant	375.2	365.5
Common and other property	203.7	201.5
Construction work in progress	120.4	82.8
Total property, plant and equipment	3,769.9	3,674.4
Less accumulated depreciation	(1,353.1)	(1,315.0)
Property, plant and equipment, net	$2,416.8	$2,359.4

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.
Commercial Paper — Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$150	$150
Amount outstanding at period end	—	65
Average amount outstanding	41	51
Maximum amount outstanding	91	93
Weighted average interest rate, computed on a daily basis	1.04%	2.38%
Weighted average interest rate at period end	N/A	1.97
Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2020 and Dec. 31, 2019, there were no letters of credit outstanding.
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
NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one-year period. All extension requests are subject to majority bank group approval.
As of June 30, 2020, NSP-Wisconsin had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$—	$150
(a)This credit facility expires in June 2024.
(b)Includes outstanding commercial paper.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at June 30, 2020 and Dec. 31, 2019.
Other Short-Term Borrowings — As of June 30, 2020 and Dec. 31, 2019, Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had no notes payable to Xcel Energy Inc.
Long-Term Borrowings
During the six months ended June 30, 2020, NSP-Wisconsin issued $100 million of 3.05% first mortgage bonds due May 1, 2051.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consists of the following:

	Three Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$59.6	$10.6	$—	$70.2
C&I	93.2	6.8	—	100.0
Other	2.0	—	0.2	2.2
Total retail	154.8	17.4	0.2	172.4
Interchange	41.5	—	—	41.5
Other	0.1	1.1	—	1.2
Total revenue from contracts with customers	196.4	18.5	0.2	215.1
Alternative revenue and other	2.9	0.5	—	3.4
Total revenues	$199.3	$19.0	$0.2	$218.5

	Three Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$54.1	$10.8	$—	$64.9
C&I	105.1	8.6	—	113.7
Other	2.1	—	0.1	2.2
Total retail	161.3	19.4	0.1	180.8
Interchange	43.5	—	—	43.5
Other	0.1	0.9	—	1.0
Total revenue from contracts with customers	204.9	20.3	0.1	225.3
Alternative revenue and other	3.0	0.6	—	3.6
Total revenues	$207.9	$20.9	$0.1	$228.9

	Six Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$124.6	$35.1	$—	$159.7
C&I	193.6	26.3	—	219.9
Other	3.6	—	0.2	3.8
Total retail	321.8	61.4	0.2	383.4
Interchange	82.4	—	—	82.4
Other	0.6	1.9	—	2.5
Total revenue from contracts with customers	404.8	63.3	0.2	468.3
Alternative revenue and other	6.3	0.9	—	7.2
Total revenues	$411.1	$64.2	$0.2	$475.5

	Six Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$121.5	$44.4	$—	$165.9
C&I	203.6	34.4	—	238.0
Other	3.6	—	0.2	3.8
Total retail	328.7	78.8	0.2	407.7
Interchange	87.6	—	—	87.6
Other	0.6	2.0	—	2.6
Total revenue from contracts with customers	416.9	80.8	0.2	497.9
Alternative revenue and other	6.0	1.2	—	7.2
Total revenues	$422.9	$82.0	$0.2	$505.1

6. Income Taxes
Note 7 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2019 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Six Months Ended June 30
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Increases (decreases) in tax from:
Plant regulatory differences (a)	(18.4)	(0.5)
Nonplant ADIT amortization	(12.5)	—
Tax credits, net of NOL & tax credit allowances	(1.7)	(1.0)
Prior period adjustments	—	2.2
Other (net)	0.8	0.3
Effective income tax rate	(4.6)%	28.2%
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
In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. In April 2020, Xcel Energy and Appeals reached an agreement and no material adjustments were required.
In 2018, the IRS began an audit of tax years 2014-2016. As of June 30, 2020, no adjustments have been proposed.
State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2020, NSP-Wisconsin’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2014. In 2018, Wisconsin began an audit of tax years 2014-2016. As of June 30, 2020, no material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$2.6	$2.6
Unrecognized tax benefit — Temporary tax positions	0.8	0.8
Total unrecognized tax benefit	$3.4	$3.4
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(2.1)	$(2.2)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $1.3 million at June 30, 2020 and $1.2 million at Dec. 31, 2019.
As the IRS and state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $1.8 million in the next 12 months.
Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2020 and Dec. 31, 2019, respectively.

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
•Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices;
•Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs; and
•Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.
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
Interest Rate Derivatives — NSP-Wisconsin may enter into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of June 30, 2020 and Dec. 31, 2019, there were no interest rate derivatives designated as cash flow hedges.
Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.

Gross notional amounts of commodity options:

(Amounts in Millions) (a)(b)	June 30, 2020	Dec. 31, 2019
Million British thermal units of natural gas	0.4	0.1
(a)Amounts are not reflective of net positions in the underlying commodities.
(b)Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
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
Impact of Derivative Activities on Income and Accumulated Other Comprehensive Loss — Changes in the fair value of natural gas commodity derivatives resulted in $0.1 million net losses and immaterial net losses for the three and six months ended June 30, 2020, respectively, which were recognized as regulatory assets and liabilities. There were immaterial net losses for the three and six months ended June 30, 2019, respectively, which were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During both the three months ended June 30, 2020 and 2019, there were no settlement gains or losses on natural gas commodity derivatives. During the six months ended June 30, 2020 and 2019, there were $0.9 million of net settlement losses and $0.2 million of net settlement gains on natural gas commodity derivatives, respectively, which were recognized subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2020 and 2019, respectively.
Recurring Fair Value Measurements — NSP-Wisconsin's derivative assets measured at fair value on a recurring basis were as follows:

	June 30, 2020
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$0.2	$—	$0.2	$—	$0.2

	Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$0.5	$—	$0.5	$—	$0.5
(a) NSP-Wisconsin nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2020 and Dec. 31, 2019. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b) Included in prepayments and other current assets balance of $4.9 million at June 30, 2020 and $4.6 million at Dec. 31, 2019 in the consolidated balance sheets.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2020		Dec. 31, 2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$906.0	$1,124.3	$808.0	$924.3
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2020 and Dec. 31, 2019, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1.2	$1.1	$—	$—
Interest cost (a)	1.2	1.4	0.1	0.1
Expected return on plan assets (a)	(2.1)	(2.0)	—	—
Amortization of prior service credit (a)	—	—	(0.1)	(0.1)
Amortization of net loss (a)	1.2	1.1	0.1	0.1
Net periodic benefit cost	$1.5	$1.6	$0.1	$0.1
Costs not recognized due to effects of regulation	1.8	—	—	—
Net benefit cost recognized for financial reporting	$3.3	$1.6	$0.1	$0.1

	Six Months Ended June 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$2.3	$2.2	$—	$—
Interest cost (a)	2.4	2.9	0.2	0.3
Expected return on plan assets (a)	(4.2)	(4.2)	—	—
Amortization of prior service credit (a)	—	—	(0.1)	(0.2)
Amortization of net loss (a)	2.4	2.2	0.1	0.1
Net periodic benefit cost	$2.9	$3.1	$0.2	$0.2
Costs not recognized due to effects of regulation	3.7	0.2	—	—
Net benefit cost recognized for financial reporting	$6.6	$3.3	$0.2	$0.2
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
Rate Matters
MISO ROE Complaints —In November 2013 and February 2015, customers filed complaints against MISO TOs including NSP-Minnesota and NSP-Wisconsin.
The first complaint argued for a reduction in the base ROE in MISO transmission formula rates from 12.38% to 9.15%, and removal of ROE adders (including those for RTO membership). The second complaint sought to reduce base ROE from 12.38% to 8.67%. In September 2016, the FERC issued an order granting a 10.32% base ROE (10.82% with the RTO adder) effective for the first complaint period of Nov. 12, 2013 to Feb. 11, 2015 and subsequent to the date of the order. The United States Court of Appeals for the District of Columbia Circuit subsequently vacated and remanded FERC Opinion No. 531, which had established the ROE methodology on which the September 2016 FERC order was based.
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
In May 2020, the FERC issued Opinion No. 569-A, which granted rehearing in part to Opinion 569 and further refined the FERC’s ROE methodology, most significantly to incorporate the risk premium model (in addition to the discounted cash flow and capital asset pricing models), resulting in a new base ROE of 10.02%, effective Sept. 28, 2016 and for the refund period in the first complaint. The FERC also affirmed its decision in Opinion 569 to dismiss the second complaint.
Although the May 2020 Order remains subject to pending requests for rehearing, as well as the pending judicial review, a liability has been recognized for the best estimate of final refunds to customers.
Environmental
MGP, Landfill and Disposal Sites
Ashland MGP Site — NSP-Wisconsin was named a responsible party for contamination at the Ashland/Northern States Power Lakefront Superfund Site (the Site) in Ashland, Wisconsin. Remediation was completed in 2019 and restoration activities were completed in 2020. Groundwater treatment activities will continue for many years.
The cost estimate for remediation and restoration of the entire site is approximately $199.1 million. At June 30, 2020 and Dec. 31, 2019, NSP-Wisconsin had a total liability of $21.4 million and $23.2 million, respectively, for the entire site.
NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation and restoration costs as a regulatory asset. The PSCW has authorized NSP-Wisconsin rate recovery for all remediation and restoration costs incurred at the Site and application of a 3% carrying charge to the regulatory asset.
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
NSP-Wisconsin has the following reportable segments:
•Regulated Electric — The regulated electric utility segment generates electricity, which is transmitted and distributed in Wisconsin and Michigan; and
•Regulated Natural Gas — The regulated natural gas utility segment purchases, transports, stores and distributes natural gas in portions of Wisconsin and Michigan.
NSP-Wisconsin presents Other, which includes operating segments with revenues below the necessary quantitative thresholds. Those operating segments primarily include investments in rental housing projects that qualify for low-income housing tax credits.
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
NSP-Wisconsin's segment information for the three and six months ended June 30:

	Three Months Ended June 30
(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues (a)	$199.3	$207.9
Intersegment revenues	0.1	0.1
Total operating revenue	$199.4	$208.0
Net income	16.3	10.9
Regulated Natural Gas
Operating revenues	$19.0	$20.9
Intersegment revenues	0.2	—
Total operating revenue	$19.2	$20.9
Net loss	(2.9)	(1.3)
All Other
Operating revenues	$0.2	$0.1
Net loss	(1.3)	(1.0)
Consolidated Total
Operating revenues (a)	$218.8	$229.0
Reconciling eliminations	(0.3)	(0.1)
Total operating revenues	$218.5	$228.9
Net income	12.1	8.6
(a) Operating revenues include $41.5 million and $43.5 million of affiliate electric revenue for the three months ended June 30, 2020 and 2019, respectively.

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues (a)	$411.1	$422.9
Intersegment revenues	0.2	0.2
Total operating revenue	$411.3	$423.1
Net income	41.0	24.1
Regulated Natural Gas
Operating revenues	$64.2	$82.0
Intersegment revenues	0.3	0.2
Total operating revenues	$64.5	$82.2
Net income	6.0	9.2
All Other
Operating revenues	$0.2	$0.2
Net loss	(1.3)	(0.7)
Consolidated Total
Operating revenues (a)	$476.0	$505.5
Reconciling eliminations	(0.5)	(0.4)
Total operating revenues	$475.5	$505.1
Net income	45.7	32.6
(a) Operating revenues include $82.4 million and $87.6 million of affiliate electric revenue for the six months ended June 30, 2020 and 2019, respectively.

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

Results of Operations
NSP-Wisconsin’s net income was approximately $45.7 million for the six months ended June 30, 2020 compared with approximately $32.6 million for the prior year. The increase was driven by lower O&M and income taxes, as well as higher electric margin (due primarily to regulatory outcomes which offset lower sales from COVID-19), partially offset by lower natural gas margins due to unfavorable weather and increased depreciation.
Electric Margin
Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power. The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.
Electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Electric revenues	$411.1	$422.9
Electric fuel and purchased power	(191.9)	(208.4)
Electric margin	$219.2	$214.5
Changes in electric margin:

(Millions of Dollars)	2020 vs. 2019
Regulatory rate outcomes	$14.0
Interchange agreement billings with NSP-Minnesota	4.2
Sales and demand (a)	(6.9)
Purchased capacity costs	(6.8)
Estimated impact of weather	(1.0)
Other (net)	1.2
Total increase in electric margin	$4.7
(a) Sales decline excludes weather impact.
Natural Gas Margin
Total natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Natural gas revenues	$64.2	$82.0
Cost of natural gas sold and transported	(28.0)	(40.5)
Natural gas margin	$36.2	$41.5
Changes in natural gas margin:

(Millions of Dollars)	2020 vs. 2019
Estimated impact of weather	$(4.1)
Regulatory rate outcomes (Wisconsin)	(1.6)
Sales growth	1.0
Other (net)	(0.6)
Total decrease in natural gas margin	$(5.3)
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $9.7 million, or 9.4%, for the six months ended June 30, 2020 compared with the prior year. The decrease was primarily due to cost mitigation efforts to offset the negative impacts of COVID-19 including allocation of workforce, material and supply management, performance of maintenance, as well as, interchange billings with NSP-Minnesota and employee healthcare expenses.
Depreciation and Amortization — Depreciation and amortization expense increased $8.9 million, or 13.0%, for the six months ended June 30, 2020 compared with the prior year. The increase was primarily due to increased MGP amortization and electric distribution plant additions partially offset by deferred tax liability amortization.
Income Taxes — Income tax expense decreased $14.8 million for the six months ended June 30, 2020 compared with the prior year. The decrease was primarily driven by an increase in plant regulatory differences and nonplant ADIT amortization. The ETR was (4.6%) for the six months ended June 30, 2020 compared with 28.2% for the same period in 2019, largely due to the items referenced above.
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
Changes in operating costs can affect NSP-Wisconsin’s financial results, depending on the timing of rate case filings and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and demand side management efforts, and the cost of capital. In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact NSP-Wisconsin’s results of operations.
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2019 and in Item 2 of NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.

2019 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for 2019 were lower than authorized in rates and outside the 2% annual tolerance band, primarily due to increased sales to other utilities compared to the forecast used to set authorized rates. Under the fuel cost recovery rules, NSP-Wisconsin may retain approximately $3.4 million of fuel costs and defer the amount of over-recovery in excess of the 2% annual tolerance band for future refund to customers. In March 2020, NSP-Wisconsin filed with the PSCW indicating over-collections of approximately $9.7 million to customers and proposed for refunds to be issued in September 2020.
2021 Electric Fuel Cost Recovery — In June 2020, NSP-Wisconsin filed an application with the PSCW to update its 2021 fuel costs and return biomass fuel savings, which would decrease retail electric rates for 2021 by approximately $13.9 million. The PSCW will decide on the application later in 2020.
Request to Participate in UMP — In June 2020, NSP-Wisconsin withdrew its request to temporarily participate in the UMP originally filed in April 2020 due to the public health emergency. Instead, NSP-Wisconsin submitted its formal application to the PSCW to permanently participate in the UMP in July 2020. NSP-Wisconsin expects a Commission decision later in 2020.

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
As of June 30, 2020, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended Dec. 31, 2019 except as follows:
We face risks related to health epidemics and other outbreaks, which may have a material effect on our financial condition, results of operations and cash flows.
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. A high degree of uncertainty continues to exist regarding COVID-19, the duration and magnitude of business restrictions, re-shut downs, if any, and the level and pace of economic recovery. While we are implementing contingency plans, there are no guarantees these plans will be sufficient to offset the impact of COVID-19.
We cannot ultimately predict whether it will have a material impact on our liquidity, financial condition, or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic.
NSP-Wisconsin's risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2019, which is incorporated herein by reference, as well as other information set forth in this report, which could have a material impact on our financial condition, results of operations and cash flows.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin, dated May 28, 1998	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	333-112033	3.01
3.02*	Amended and Restated Bylaws of NSP-Wisconsin, dated Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	001-03140	3.02
4.01*	Supplemental Indenture dated as of May 18, 2020 between NSP-Wisconsin and U.S. Bank National Association, as Trustee, creating $100 million principal amount of 3.05% First Mortgage Bonds, Series due 2051	NSP-Wisconsin 8-K dated May 26, 2020	001-03140	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

July 31, 2020	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)