Form 10-Q
period 2020-09-30
NORTHERN STATES POWER CO /WI/
filed 2020-10-29
CIK 72909

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 29, 2020
Common Stock, $100 par value	933,000 shares
Northern States Power Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to such Form 10-Q.

This Form 10-Q is filed by Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin). NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission. This report should be read in its entirety.

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other filings with the SEC (including NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2019, and subsequent filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety, including nuclear generation; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2020	2019	2020	2019
Operating revenues
Electric, non-affiliates	$194.9	$184.3	$523.6	$519.6
Electric, affiliates	41.0	44.7	123.5	132.3
Natural gas	14.5	14.6	78.7	96.6
Other	0.1	0.1	0.3	0.3
Total operating revenues	250.5	243.7	726.1	748.8

Operating expenses
Electric fuel and purchased power, non-affiliates	3.4	3.2	9.8	8.2
Purchased power, affiliates	99.5	94.9	285.0	298.3
Cost of natural gas sold and transported	5.5	5.4	33.5	45.9
Operating and maintenance expenses	47.0	47.5	140.5	150.8
Conservation program expenses	3.2	3.3	9.5	9.3
Depreciation and amortization	39.0	34.4	116.4	102.9
Taxes (other than income taxes)	6.9	7.3	21.0	22.0
Total operating expenses	204.5	196.0	615.7	637.4

Operating income	46.0	47.7	110.4	111.4

Other expense, net	(1.8)	(0.3)	(6.3)	(0.9)
Allowance for funds used during construction — equity	1.6	0.7	4.1	2.2

Interest charges and financing costs
Interest charges — includes other financing costs of $0.3, $0.3, $1.0 and $1.0, respectively	10.5	9.7	30.2	29.5
Allowance for funds used during construction — debt	(0.7)	(0.3)	(1.7)	(0.9)
Total interest charges and financing costs	9.8	9.4	28.5	28.6

Income before income taxes	36.0	38.7	79.7	84.1
Income tax (benefit) expense	(3.5)	9.3	(5.5)	22.2
Net income	$39.5	$29.4	$85.2	$61.9

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2020	2019
Operating activities
Net income	$85.2	$61.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	117.2	103.6
Deferred income taxes	(28.7)	4.0
Allowance for equity funds used during construction	(4.1)	(2.2)
Provision for bad debts	4.0	4.7
Changes in operating assets and liabilities:
Accounts receivable	(1.2)	3.1
Accrued unbilled revenues	12.1	10.4
Inventories	(4.7)	(5.2)
Other current assets	4.2	10.2
Accounts payable	(4.2)	(9.1)
Net regulatory assets and liabilities	0.8	(0.8)
Other current liabilities	3.1	3.1
Pension and other employee benefit obligations	(6.7)	(7.1)
Other, net	(0.4)	1.8
Net cash provided by operating activities	176.6	178.4

Investing activities
Capital/construction expenditures	(185.2)	(145.0)
Other, net	(0.1)	(0.1)
Net cash used in investing activities	(185.3)	(145.1)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(65.0)	17.0
Proceeds from (repayments of) long-term debt	97.4	(0.1)
Capital contributions from parent	38.4	21.9
Dividends paid to parent	(51.8)	(72.6)
Other, net	(0.2)	—
Net cash provided by (used in) financing activities	18.8	(33.8)

Net change in cash, cash equivalents and restricted cash	10.1	(0.5)
Cash, cash equivalents and restricted cash at beginning of period	1.3	2.2
Cash, cash equivalents and restricted cash at end of period	$11.4	$1.7

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(28.0)	$(28.7)
Cash paid for income taxes, net	(19.2)	(8.4)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$15.7	$20.1
Inventory transfers to property, plant and equipment	4.1	4.3
Allowance for equity funds used during construction	4.1	2.2

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2020	Dec. 31, 2019
Assets
Current assets
Cash and cash equivalents	$11.4	$1.3
Accounts receivable, net	53.8	59.2
Accrued unbilled revenues	40.8	53.1
Inventories	16.6	16.0
Regulatory assets	29.1	71.9
Prepaid taxes	18.1	23.0
Prepayments and other	6.3	4.6
Total current assets	176.1	229.1

Property, plant and equipment, net	2,452.4	2,359.4

Other assets
Regulatory assets	216.8	224.4
Other	3.9	3.1
Total other assets	220.7	227.5
Total assets	$2,849.2	$2,816.0

Liabilities and Equity
Current liabilities
Short-term debt	$—	$65.0
Accounts payable	35.2	53.6
Accounts payable to affiliates	17.2	19.0
Dividends payable to parent	18.2	14.7
Regulatory liabilities	42.5	78.9
Taxes accrued	12.6	6.8
Environmental liabilities	3.9	5.7
Accrued interest	9.0	9.3
Other	16.0	20.7
Total current liabilities	154.6	273.7

Deferred credits and other liabilities
Deferred income taxes	303.9	298.1
Deferred investment tax credits	6.1	6.5
Regulatory liabilities	354.3	370.8
Environmental liabilities	16.6	17.8
Customer advances	20.5	18.5
Pension and employee benefit obligations	27.0	33.4
Other	23.2	22.6
Total deferred credits and other liabilities	751.6	767.7

Commitments and contingencies
Capitalization
Long-term debt	906.0	808.0
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Sept. 30, 2020 and Dec. 31, 2019, respectively	93.3	93.3
Additional paid in capital	577.8	537.3
Retained earnings	365.9	336.0
Total common stockholder's equity	1,037.0	966.6
Total liabilities and equity	$2,849.2	$2,816.0

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data; shares in thousands)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2020 and 2019
Balance at June 30, 2019	933.0	$93.3	$513.6	$331.3	$938.2
Net income				29.4	29.4
Common dividends declared to parent				(26.9)	(26.9)
Balance at Sept. 30, 2019	933.0	$93.3	$513.6	$333.8	$940.7

Balance at June 30, 2020	933.0	$93.3	$577.7	$344.5	$1,015.5
Net income				39.5	39.5
Common dividends declared to parent				(18.1)	(18.1)
Contribution of capital by parent			0.1		0.1
Balance at Sept. 30, 2020	933.0	$93.3	$577.8	$365.9	$1,037.0

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2020 and 2019
Balance at Dec. 31, 2018	933.0	$93.3	$510.1	$339.0	$942.4
Net income				61.9	61.9
Common dividends declared to parent				(67.1)	(67.1)
Contribution of capital by parent			3.5		3.5
Balance at Sept. 30, 2019	933.0	$93.3	$513.6	$333.8	$940.7

Balance at Dec. 31, 2019	933.0	$93.3	$537.3	$336.0	$966.6
Net income				85.2	85.2
Common dividends declared to parent				(55.2)	(55.2)
Contribution of capital by parent			40.5		40.5
Adoption of ASC Topic 326				(0.1)	(0.1)
Balance at Sept. 30, 2020	933.0	$93.3	$577.8	$365.9	$1,037.0

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2020 and Dec. 31, 2019; the results of operations, including the components of net income, changes in stockholder's equity and comprehensive income for the three and nine months ended Sept. 30, 2020 and 2019; and cash flows for the nine months ended Sept. 30, 2020 and 2019.
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

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2019 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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
NSP-Wisconsin implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $0.1 million (after tax) to retained earnings on Jan 1. 2020. Other than first-time recognition of an allowance for bad debts on accrued unbilled revenues, the Jan. 1, 2020 adoption of ASC Topic 326 did not have a significant impact on NSP-Wisconsin’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of dollars)	Sept. 30, 2020	Dec. 31, 2019
Accounts receivable, net
Accounts receivable	$60.3	$64.7
Less allowance for bad debts	(6.5)	(5.5)
Accounts receivable, net	$53.8	$59.2

(Millions of dollars)	Sept. 30, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$7.1	$6.8
Fuel	4.2	4.0
Natural gas	5.3	5.2
Total inventories	$16.6	$16.0

(Millions of dollars)	Sept. 30, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$3,104.3	$3,024.6
Natural gas plant	383.1	365.5
Common and other property	204.9	201.5
Construction work in progress	136.8	82.8
Total property, plant and equipment	3,829.1	3,674.4
Less accumulated depreciation	(1,376.7)	(1,315.0)
Property, plant and equipment, net	$2,452.4	$2,359.4

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.
Commercial Paper — Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$150	$150
Amount outstanding at period end	—	65
Average amount outstanding	—	51
Maximum amount outstanding	—	93
Weighted average interest rate, computed on a daily basis	N/A	2.38%
Weighted average interest rate at period end	N/A	1.97
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
(a)Expires in June 2024.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at Sept. 30, 2020 and Dec. 31, 2019.
Other Short-Term Borrowings — As of Sept. 30, 2020 and Dec. 31, 2019, Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had no notes payable to Xcel Energy Inc.
Long-Term Borrowings
During the nine months ended Sept. 30, 2020, NSP-Wisconsin issued $100 million of 3.05% first mortgage bonds due May 1, 2051.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$70.5	$7.4	$—	$77.9
C&I	119.3	5.7	—	125.0
Other	1.0	—	0.1	1.1
Total retail	190.8	13.1	0.1	204.0
Interchange	41.0	—	—	41.0
Other	0.7	0.9	—	1.6
Total revenue from contracts with customers	232.5	14.0	0.1	246.6
Alternative revenue and other	3.4	0.5	—	3.9
Total revenues	$235.9	$14.5	$0.1	$250.5

	Three Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$63.6	$6.9	$—	$70.5
C&I	116.6	6.1	—	122.7
Other	0.9	—	0.1	1.0
Total retail	181.1	13.0	0.1	194.2
Interchange	44.7	—	—	44.7
Other	0.3	1.0	—	1.3
Total revenue from contracts with customers	226.1	14.0	0.1	240.2
Alternative revenue and other	2.9	0.6	—	3.5
Total revenues	$229.0	$14.6	$0.1	$243.7

	Nine Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$195.1	$42.5	$—	$237.6
C&I	312.9	32.0	—	344.9
Other	4.6	—	0.3	4.9
Total retail	512.6	74.5	0.3	587.4
Interchange	123.4	—	—	123.4
Other	1.3	2.8	—	4.1
Total revenue from contracts with customers	637.3	77.3	0.3	714.9
Alternative revenue and other	9.8	1.4	—	11.2
Total revenues	$647.1	$78.7	$0.3	$726.1

	Nine Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$185.1	$51.3	$—	$236.4
C&I	320.2	40.5	—	360.7
Other	4.5	—	0.3	4.8
Total retail	509.8	91.8	0.3	601.9
Interchange	132.3	—	—	132.3
Other	0.9	3.0	—	3.9
Total revenue from contracts with customers	643.0	94.8	0.3	738.1
Alternative revenue and other	8.9	1.8	—	10.7
Total revenues	$651.9	$96.6	$0.3	$748.8

6. Income Taxes
Note 7 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2019 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Nine Months Ended Sept. 30
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Increases (decreases) in tax from:
Plant regulatory differences (a)	(19.6)	(0.4)
Nonplant ADIT amortization	(12.8)	—
Tax credits, net of NOL & tax credit allowances	(1.6)	(1.5)
Prior period adjustments	0.5	0.4
Other (net)	(0.6)	0.7
Effective income tax rate	(6.9)%	26.4%
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

Federal Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Years	Expiration
2014 - 2016	July 2021
In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. In April 2020, Xcel Energy and Office of Appeals reached an agreement and no material adjustments were required.
In 2018, the IRS began an audit of tax years 2014 - 2016. In July 2020, Xcel Energy and the IRS reached an agreement and the related benefit was recognized.
State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2020, NSP-Wisconsin’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2014. In 2018, Wisconsin began an audit of tax years 2014 - 2016. As of Sept. 30, 2020, no material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$1.6	$2.6
Unrecognized tax benefit — Temporary tax positions	—	0.8
Total unrecognized tax benefit	$1.6	$3.4
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(1.2)	$(2.2)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credit carryforwards were $1.2 million at Sept. 30, 2020 and Dec. 31, 2019, respectively.
As the IRS audits resume and state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $0.6 million in the next 12 months.
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
Interest Rate Derivatives — NSP-Wisconsin may enter into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of Sept. 30, 2020 and Dec. 31, 2019, there were no interest rate derivatives designated as cash flow hedges.
Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.

Gross notional amounts of commodity options:

(Amounts in Millions) (a)(b)	Sept. 30, 2020	Dec. 31, 2019
Million British thermal units of natural gas	1.0	0.1
(a)Amounts are not reflective of net positions in the underlying commodities.
(b)Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
Consideration of Credit Risk and Concentrations — NSP-Wisconsin continuously monitors the creditworthiness of counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented on the consolidated balance sheets.
Impact of Derivative Activities on Income — Changes in the fair value of natural gas commodity derivatives resulted in $0.1 million of net gains for the three and nine months ended Sept. 30, 2020, respectively, which were recognized as regulatory assets and liabilities. There were $0.2 million in net losses for the three and nine months ended Sept. 30, 2019, respectively, which were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During both the three months ended Sept. 30, 2020 and 2019, there were no settlement gains or losses on natural gas commodity derivatives. During the nine months ended Sept. 30, 2020 and 2019, there were $0.9 million and $0.1 million of net settlement losses on natural gas commodity derivatives, respectively, recognized subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2020 and 2019, respectively.
Recurring Fair Value Measurements — NSP-Wisconsin's derivative assets measured at fair value on a recurring basis were as follows:

	Sept. 30, 2020
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$0.8	$—	$0.8	$—	$0.8

	Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$0.5	$—	$0.5	$—	$0.5
(a)    NSP-Wisconsin nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2020 and Dec. 31, 2019. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)    Included in prepayments and other current assets balance of $6.3 million at Sept. 30, 2020 and $4.6 million at Dec. 31, 2019 on the consolidated balance sheets.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2020		Dec. 31, 2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$906.0	$1,154.0	$808.0	$924.3
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2020 and Dec. 31, 2019 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$1.2	$1.1	$—	$—
Interest cost (a)	1.2	1.4	0.1	0.1
Expected return on plan assets (a)	(2.1)	(2.0)	—	—
Amortization of prior service credit (a)	—	—	(0.1)	(0.1)
Amortization of net loss (a)	1.2	1.1	0.1	0.1
Net periodic benefit cost	$1.5	$1.6	$0.1	$0.1
Effects of regulation	1.8	—	—	—
Net benefit cost recognized for financial reporting	$3.3	$1.6	$0.1	$0.1

	Nine Months Ended Sept. 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$3.5	$3.3	$—	$—
Interest cost (a)	3.6	4.3	0.3	0.4
Expected return on plan assets (a)	(6.3)	(6.2)	—	—
Amortization of prior service credit (a)	—	—	(0.2)	(0.2)
Amortization of net loss (a)	3.6	3.3	0.2	0.2
Net periodic benefit cost	$4.4	$4.7	$0.3	$0.4
Effects of regulation	5.5	0.2	—	—
Net benefit cost recognized for financial reporting	$9.9	$4.9	$0.3	$0.4
(a)     The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
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
Gas Trading Litigation — e prime is a wholly owned subsidiary of Xcel Energy. e prime was in the business of natural gas trading and marketing but has not engaged in natural gas trading or marketing activities since 2003. Multiple lawsuits seeking monetary damages were commenced against e prime and its affiliates, including Xcel Energy Inc., between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. Cases were all consolidated in the U.S. District Court in Nevada.
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
The May 2020 FERC opinion remains subject to pending requests for rehearing, as well as the pending judicial review, NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers.
Environmental
MGP, Landfill and Disposal Sites
Ashland MGP Site — NSP-Wisconsin was named a responsible party for contamination at the Ashland/Northern States Power Lakefront Superfund Site (the Site) in Ashland, Wisconsin. Remediation was completed in 2019 and restoration activities were completed in 2020. Groundwater treatment activities will continue for many years.
The cost estimate for remediation and restoration of the entire site is approximately $199.1 million. At Sept. 30, 2020 and Dec. 31, 2019, NSP-Wisconsin had a total liability of $20.2 million and $23.2 million, respectively, for the entire site.
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
NSP-Wisconsin's segment information for the three and nine months ended Sept. 30:

	Three Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Regulated Electric
Total operating revenue (a)	$235.9	$229.0
Net income	39.8	33.3
Regulated Natural Gas
Operating revenues	$14.5	$14.6
Intersegment revenue	0.1	0.1
Total revenues	$14.6	$14.7
Net loss	(2.4)	(4.1)
All Other
Total operating revenue	$0.1	$0.1
Net income	2.1	0.2
Consolidated Total
Operating revenues (a)	$250.6	$243.8
Reconciling eliminations	(0.1)	(0.1)
Total operating revenues	$250.5	$243.7
Net income	39.5	29.4
(a)    Operating revenues include $41.0 million and $44.7 million of affiliate electric revenue for the three months ended Sept. 30, 2020 and 2019, respectively.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues (a)	$647.1	$651.9
Intersegment revenue	0.2	0.2
Total revenues	$647.3	$652.1
Net income	80.8	57.4
Regulated Natural Gas
Operating revenues	$78.7	$96.6
Intersegment revenue	0.2	0.3
Total revenues	$78.9	$96.9
Net income	3.6	5.1
All Other
Operating revenues	$0.3	$0.3
Net income (loss)	0.8	(0.6)
Consolidated Total
Operating revenues (a)	$726.5	$749.3
Reconciling eliminations	(0.4)	(0.5)
Total operating revenues	$726.1	$748.8
Net income	85.2	61.9
(a)    Operating revenues include $123.5 million and $132.3 million of affiliate electric revenue for the nine months ended Sept. 30, 2020 and 2019, respectively.

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

Results of Operations
NSP-Wisconsin’s net income was approximately $85.2 million for the nine months ended Sept. 30, 2020 compared with approximately $61.9 million for the prior year. The increase was driven by higher electric margin (2020 Wisconsin Fuel Settlement offset lower sales due to COVID-19) and allowance for funds used during construction, as well as lower O&M expenses. These items were partially offset by increased depreciation and lower natural gas margin.
Electric Margin
Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power. The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.
Electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Electric revenues	$647.1	$651.9
Electric fuel and purchased power	(294.8)	(306.5)
Electric margin	$352.3	$345.4
Changes in electric margin:

(Millions of Dollars)	2020 vs. 2019
Regulatory rate outcomes (Wisconsin)	$21.3
Estimated impact of weather	1.5
Sales and demand (a)	(9.6)
Purchased capacity costs	(2.2)
Interchange agreement billings with NSP-Minnesota	(1.5)
Other (net)	(2.6)
Total increase in electric margin	$6.9
(a) Sales decline excludes weather impact.
Natural Gas Margin
Total natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Natural gas revenues	$78.7	$96.6
Cost of natural gas sold and transported	(33.5)	(45.9)
Natural gas margin	$45.2	$50.7
Changes in natural gas margin:

(Millions of Dollars)	2020 vs. 2019
Estimated impact of weather	$(4.0)
Regulatory rate outcomes (Wisconsin)	(1.8)
Retail sales growth	1.0
Other (net)	(0.7)
Total decrease in natural gas margin	$(5.5)
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $10.3 million, or 6.8%, year-to-date, largely reflecting management actions to reduce costs to offset the impact of lower sales from COVID-19. Management actions included allocation of workforce, material and supply management and timing of maintenance activities.
Depreciation and Amortization — Depreciation and amortization expense increased $13.5 million, or 13.1%, year-to-date. The increase was primarily due to increased MGP amortization, increases in electric distribution and electric transmission additions.
Income Taxes — Income tax expense decreased $27.7 million year-to-date. The decrease was primarily driven by an increase in plant regulatory differences and non-plant ADIT amortization. The ETR was (6.9%) year-to-date compared with 26.4% for 2019, largely due to the items referenced above.
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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2019 and in Item 2 of NSP-Wisconsin’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and Form 10-Q for the quarterly period ended June 30, 2020 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.

2019 Electric Fuel Cost Recovery — NSP-Wisconsin’s electric fuel costs for 2019 were lower than authorized in rates and outside the 2% annual tolerance band. Under the fuel cost recovery rules, NSP-Wisconsin may retain approximately $3.4 million of fuel costs and defer the amount of over-recovery in excess of the 2% annual tolerance band for future refund to customers. In August 2020, the PSCW approved NSP-Wisconsin’s request to refund over-collections of approximately $9.7 million to customers.
2021 Electric Fuel Cost Recovery — In June 2020, NSP-Wisconsin filed an application with the PSCW to update its 2021 fuel costs and return biomass fuel savings, which would decrease retail electric rates for 2021 by approximately $11.6 million. NSP-Wisconsin expects a PSCW decision on the application in the fourth quarter of 2020.
Request to Participate in Utility Money Pool — In October 2020, the PSCW approved NSP-Wisconsin’s application to participate in the Money Pool.
NSP-Wisconsin Solar Proposal — In October 2020, NSP-Wisconsin filed for a 74 megawatt solar facility build-own-transfer in Wisconsin for approximately $100 million. A PSCW decision is expected in the third quarter of 2021.

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
Although we do not expect the impact of COVID-19 to be material to the 2020 results, we cannot ultimately predict whether it will have a material impact on our future liquidity, financial condition, or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic.
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

Northern States Power Company (a Wisconsin corporation)

Oct. 29, 2020	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)