Form 10-K
period 2020-12-31
NORTHERN STATES POWER CO /WI/
filed 2021-02-17
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 or

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 17, 2021, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 6, 2021. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOT	Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
ADIT	Accumulated deferred income taxes
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
CWA	Clean Water Act
CWIP	Construction work in progress

DSM	Demand side management
EMANI	European Mutual Association for Nuclear Insurance
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
INPO	Institute of Nuclear Power Operations
ITC	Investment tax credit
MDL	Multi-district litigation
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
O&M	Operating and maintenance
PGA	Purchased gas adjustment
PI	Prairie Island nuclear generating plant
PPA	Purchased power agreement
REC	Renewable energy credit
ROE	Return on equity
RTO	Regional Transmission Organization
SERP	Supplemental executive retirement plan
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TO	Transmission owner
VIE	Variable interest entity
WOTUS	Waters of the U.S.

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including future sales, future bad debt expense, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings and expectations regarding regulatory proceedings, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information.

The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020 (including risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety, including nuclear generation; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

Where to Find More Information
NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. and Xcel Energy’s website address is www.xcelenergy.com. Xcel Energy makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at http://www.sec.gov. The information on Xcel Energy’s website is not a part of, or incorporated by reference in, this annual report on Form 10-K.

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

Natural gas customers	0.1 million
Total assets	$2.9 billion
Rate Base (estimated)	$1.8 billion
ROE (net income / average stockholder's equity)	10.52%
Electric generating capacity	548 MW
Gas storage capacity	3.8 Bcf
Electric transmission lines (conductor miles)	12,288 miles
Electric distribution lines (conductor miles)	27,611 miles
Natural gas transmission lines	3 miles
Natural gas distribution lines	2,492 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. NSP-Wisconsin had electric sales volume of 6,609 (millions of KWh), 0.3 million customers and electric revenues of $855 (millions of dollars) for 2020.

Sales/Revenue Statistics (a)

	2020		2019
KWh sales per retail customer	24,999		25,910
Revenue per retail customer	$2,580		$2,653
Residential revenue per KWh	13.30	¢	13.34	¢
Large C&I revenue per KWh	7.53	¢	7.45	¢
Small C&I revenue per KWh	9.99	¢	9.99	¢
Total retail revenue per KWh	10.32	¢	10.24	¢
(a) See Note 6 to the consolidated financial statements for further information.
Owned and Purchased Energy Generation — 2020
Electric Energy Sources
Total electric generation by source (including energy market purchases) for the year ended Dec. 31, 2020:

*Distributed generation from the Solar*Rewards® program is not included (approximately 43 million KWh for 2020).

Carbon–Free Energy — NSP System
The NSP System’s carbon–free energy portfolio includes nuclear, wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. Carbon–free percentages will vary year over year based on system additions, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.

Carbon–free energy as a percentage of total energy for 2020:
* Includes biomass and hydroelectric
Wind
Owned — Owned and operated wind farms with corresponding capacity:

2020		2019
Wind Farms	Capacity (a)	Wind Farms	Capacity (b)
11	1,540 MW	7	1,079 MW
(a)    Summer 2020 net dependable capacity.
(b)    Summer 2019 net dependable capacity.
PPAs — Number of PPAs with capacity range:

2020		2019
PPAs	Range	PPAs	Range
129	1 MW — 206 MW	131	1 MW — 206 MW
Capacity — Wind capacity:

2020	2019
3,348 MW	2,767 MW
Average Cost (Owned) — Average cost per MWh of wind energy from owned generation:

2020	2019
$23	$35
Average Cost (PPAs) — Average cost per MWh of wind energy under existing PPAs:

2020	2019
$38	$41
Wind Development
NSP-System’s placed approximately 460 MW of owned wind and a 200 MW PPA into service during 2020:

Project	Capacity
Blazing Star 1	200 MW (a)(b)
Crowned Ridge 2	192 MW (a)(b)
Community Wind North	26 MW (a)(b)
Jeffers	43 MW (a)(b)
PPA	200 MW (c)
(a)Summer 2020 net dependable capacity.
(b)Values disclosed are the maximum generation levels for these wind units. Capacity is attainable only when wind conditions are sufficiently available (on-demand net dependable capacity is zero).
(c)Based on contracted capacity.

NSP-System’s currently has approximately 1,450 MW of owned wind under development or construction. In addition, the NSP-System expects to add approximately 450 MW of planned PPAs.

Project	Capacity	Estimated Completion
Dakota Range	300 MW	2021
Freeborn	200 MW	2021
Blazing Star 2	200 MW	2021
Nobles	200 MW	2022
Pleasant Valley	200 MW	2024
Border Winds	150 MW	2024
Grand Meadow	100 MW	2023
Mower	99 MW	2021
Various PPAs	~450 MW	2021
Solar
Solar energy PPAs:

Type	Capacity
Distributed Generation	899 MW
Utility-Scale	268 MW
Total	1,167 MW
Average Cost (PPAs) — Average cost per MWh of solar energy under existing PPAs:

2020	2019
$90	$81
Nuclear
NSP System has two nuclear plants (owned by NSP-Minnesota) with approximately 1,700 MW of total 2020 net summer dependable capacity. NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. NSP-Minnesota uses varying contract lengths as well as multiple producers for uranium concentrates, conversion services and enrichment services to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost
Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements:

	Nuclear
	Cost	Percent
2020	$0.80	51%
2019	0.81	45
Other Carbon-Free Energy — NSP System
The NSP System’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.
Fossil Fuel Energy — NSP System
The NSP System’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
Coal
NSP System has three coal plants with approximately 2,400 MW of total 2020 net summer dependable capacity.
Approved and proposed coal plant retirements:

Approved
Year	Plant Unit	Capacity
2023	Sherco 2	682 MW
2026	Sherco 1	680 MW

Proposed
Year	Plant Unit	Capacity
2028	A.S King	511 MW
2030	Sherco 3	517 MW (a)
(a)    Based on NSP System’s ownership percentage.
Coal Fuel Cost
Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements:

	Coal (a)
	Cost	Percent
2020	$1.97	31%
2019	2.02	36
(a)    Includes refuse-derived fuel and wood for the NSP System.
Natural Gas
The NSP System has eight natural gas plants with approximately 2,800 MW of total 2020 net summer dependable capacity.
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
Natural Gas Cost
Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements:

	Natural Gas
	Cost	Percent
2020	$2.67	17%
2019	3.09	19
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (in MW)
2020		2019
8,571	July 8	8,774	July 19
Transmission
Transmission lines deliver electricity over long distances from power sources to transmission substations closer to homes and businesses. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. NSP-Wisconsin owns more than 12,300 conductor miles of transmission lines.

During 2020, NSP-Wisconsin completed the following transmission project:

Project	Miles	Size
Prentice to Structure	8	115 KV
Lufkin to Naples	13	69 KV
Belgrade to Ironwood	13	35 KV
Cornucopia to Bayfield Phase 2	5	35 KV
Notable upcoming transmission project:

Project	Miles	Size	Completion Date
Turtle Lake Almena	4	69 KV	2021
Bayfield Second Circuit	19	35 KV	2022

Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to homes and businesses. NSP-Wisconsin has a vast distribution network, owning and operating approximately 28,000 conductor miles of distribution lines across our service territory, both above ground and underground. To continue providing reliable, affordable electric service and enable more flexibility for customers, we are working to digitize the distribution grid, while at the same time keeping it secure.
See Item 2 - Properties for further information.

Natural Gas Operations
Natural gas operations consist of purchase, transportation, and distribution of natural gas to end-use residential, C&I and transport customers. NSP-Wisconsin had natural gas deliveries of 21,096 (thousands of MMBtu), 0.1 million customers and natural gas revenues of $119 (millions of dollars) for 2020.

Sales/Revenue Statistics (a)

	2020	2019
MMBtu sales per retail customer	139.88	151.74
Revenue per retail customer	$976.4	$1,118.22
Residential revenue per MMBtu	8.91	9.31
C&I revenue per MMBtu	5.46	5.83
Transportation and other revenue per MMBtu	0.69	1.31
(a) See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily output (firm and interruptible) and occurrence date:

2020		2019
MMBtu	Date	MMBtu	Date
150,320	Dec. 24	166,009	Jan. 30
Natural Gas Supply and Costs
NSP-Wisconsin seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increase flexibility, decrease interruption and financial risks and economical rates. In addition, NSP-Wisconsin conducts natural gas price hedging activities approved by its states’ commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2020	2019
$3.08	$3.49
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
Wisconsin has incentives for the development of rooftop solar, community solar gardens and other distributed energy resources. Distributed generating resources are potential competitors to NSP-Wisconsin’s electric service business with these incentives and federal tax subsidies.
The FERC has continued to promote competitive wholesale markets through open access transmission and other means. NSP-Wisconsin’s wholesale customers can purchase their output from generation resources of competing suppliers or non-contracted quantities and use the transmission system of NSP-Wisconsin on a comparable basis to serve their native load.
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

Environmental
Environmental Regulation
Our facilities are regulated by federal and state agencies that have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Certain NSP-Wisconsin activities require registrations, permits, licenses, inspections and approvals from these agencies. NSP-Wisconsin has received necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Our facilities operate in compliance with applicable environmental standards and related monitoring and reporting requirements. However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to regulations, interpretations or enforcement policies or what effect future laws or regulations may have. We may be required to incur expenditures in the future for remediation of MGP and other sites if it is determined that prior compliance efforts are not sufficient.
NSP-Wisconsin must comply with emission levels that may require the purchase of emission allowances.
There are significant environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. NSP-Wisconsin has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. Future environmental regulations may result in substantial costs.
In July 2019, the EPA adopted the Affordable Clean Energy rule, which required states to develop plans by 2022 for GHG reductions from coal-fired power plants. In a Jan. 19, 2021 decision, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision, if not successfully appealed or reconsidered, would allow the EPA to proceed with alternate regulation of coal-fired power plants, either reviving the Clean Power Plan or proposing additional regulation. It is too early to predict an outcome, but new rules could require substantial additional investment, even in plants slated for retirement. NSP-Wisconsin believes, based on prior state commission practices, the cost of these initiatives or replacement generation would be recoverable through rates.
NSP-Wisconsin seeks to address climate change and potential climate change regulation through efforts to reduce its GHG emissions in a balanced, cost-effective manner.

Employees
As of Dec. 31, 2020, NSP-Wisconsin had 540 full-time employees and no part-time employees, of which 394 were covered under collective-bargaining agreements.

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
Oversight of Risk and Related Processes
NSP-Wisconsin’s Board of Directors is responsible for the oversight of material risk and maintaining an effective risk monitoring process. Management and the Board of Directors have responsibility for overseeing the identification and mitigation of key risks.
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
Other uncertainties and risks inherent in operating and maintaining NSP-Wisconsin's facilities include, but are not limited to:
•Risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned.
•Failures in the availability, acquisition or transportation of fuel or other necessary supplies.
•The impact of unusual or adverse weather conditions and natural disasters, including, but not limited to, tornadoes, icing events, floods and droughts.
•Performance below expected or contracted levels of output or efficiency (e.g., performance guarantees).
•Availability of replacement equipment.
•Availability of adequate water resources and ability to satisfy water intake and discharge requirements.
•Inability to identify, manage properly or mitigate equipment defects.
•Use of new or unproven technology.
•Risks associated with dependence on a specific type of fuel or fuel source, such as commodity price risk, availability of adequate fuel supply and transportation and lack of available alternative fuel sources.
•Increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes.
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
Most electric utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of in-service dates and typically subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. Our long-term resource plan is dependent on our ability to obtain required approvals, develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning and our asset lives are subject to risk. The electric utility sector is undergoing significant change (e.g, increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
Changing customer expectations and technologies are requiring significant investments in advanced grid infrastructure, which increases exposure to technology obsolescence. Additionally, evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may put pressure on our ability to recover capital investments in natural gas generation and delivery.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. Additionally, multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
We are subject to longer-term availability of inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.

We are subject to commodity risks and other risks associated with energy markets and energy production.
In the event fuel costs increase, customer demand could decline and bad debt expense may rise, which may have a material impact on our results of operations. Despite existing fuel recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered. Delays in the timing of the collection of fuel cost recoveries could impact our cash flows and liquidity.
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
Commodity price changes can affect the value of our commodity trading derivatives. We mark certain derivatives to estimated fair market value on a daily basis. Settlements can vary significantly from estimated fair values recorded and significant changes from the assumptions underlying our fair value estimates could cause earnings variability. The management of risks associated with hedging and trading is based, in part, on programs and procedures which utilize historical prices and trends.
Due to the inherent uncertainty involved in price movements and potential deviation from historical pricing, NSP-Wisconsin is unable to fully assure that its risk management programs and procedures would be effective to protect against all significant adverse market deviations. In addition, NSP-Wisconsin cannot fully assure that its controls will be effective against all potential risks, including, without limitation, employee misconduct. If such controls are not effective, NSP-Wisconsin’s results of operations, financial condition or cash flows could be materially impacted.
Failure to attract and retain a qualified workforce could have an adverse effect on operations.
Specialized knowledge is required of our technical employees for construction and operation of transmission, generation and distribution assets. Our business strategy is dependent on our ability to recruit, retain and motivate employees. There is competition and a tightening market for skilled employees. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees could adversely impact our results of operations, financial condition or cash flows.
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
NSP-Minnesota has two nuclear generation plants, PI and Monticello. Risks of nuclear generation include:
•Hazards associated with the use of radioactive material in energy production, including management, handling, storage and disposal.
•Limitations on insurance available to cover losses that may arise in connection with nuclear operations, as well as obligations to contribute to an insurance pool in the event of damages at a covered U.S. reactor.
•Technological and financial uncertainties related to the costs of decommissioning nuclear plants may cause our funding obligations to change.
The NRC has authority to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including the ability to impose fines and/or shut down a unit until compliance is achieved. NRC safety requirements could necessitate substantial capital expenditures or an increase in operating expenses. In addition, the INPO reviews NSP-Minnesota’s nuclear operations. Compliance with the INPO’s recommendations could result in substantial capital expenditures or a substantial increase in operating expenses.
If a nuclear incident did occur, it could have a material impact on our results of operations, financial condition or cash flows. Furthermore, non-compliance or the occurrence of a serious incident at other nuclear facilities could result in increased industry regulation, which may increase NSP-Minnesota’s compliance costs.
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

We have historically paid quarterly dividends to Xcel Energy Inc. In 2020, 2019 and 2018 we paid $70 million, $84 million and $91 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for NSP-Wisconsin is imposed by our state regulatory commission. NSP-Wisconsin cannot pay annual dividends in excess of certain amounts if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level.
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
There can also be no assurance that our regulatory commissions will judge all our costs to be prudent, which could result in disallowances, or that the regulatory process will always result in rates that will produce full recovery. Overall, management believes prudently incurred costs are recoverable given the existing regulatory framework. However, there may be changes in the regulatory environment that could impair our ability to recover costs historically collected from customers, or we could exceed caps on capital costs required by commissions and result in less than full recovery.
Changes in the long-term cost-effectiveness or to the operating conditions of our assets may result in early retirements of utility facilities. While regulation typically provides cost recovery relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
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
We cannot be assured that our current credit ratings will remain in effect, or that a rating will not be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings.
In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies. Any credit ratings downgrade could lead to higher borrowing costs and could impact our ability to access capital markets. Also, we may enter into contracts that require posting of collateral or settlement if credit ratings fall below investment grade.
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
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the economy and unemployment rates.
Credit risk also includes the risk that counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
We may have direct credit exposure as part of our local gas distribution company supply activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., Southwest Power Pool, Inc, PJM Interconnection, LLC, MISO and Electric Reliability Council of Texas), in which any credit losses are socialized to all market participants.
We have additional indirect credit exposure to financial institutions from letters of credit provided as security by power suppliers under various purchased power contracts. If any of the credit ratings of the letter of credit issuers were to drop below investment grade, the supplier would need to replace that security with an acceptable substitute. If the security were not replaced, the party could be in default under the contract.
As we are a subsidiary of Xcel Energy Inc., we may be negatively affected by events impacting the credit or liquidity of Xcel Energy Inc. and its affiliates.
If either Standard & Poor’s Global Ratings or Moody’s Investor Services were to downgrade Xcel Energy Inc.’s debt securities below investment grade, it would increase Xcel Energy Inc.’s cost of capital and restrict its access to the capital markets. This could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
As of Dec. 31, 2020, Xcel Energy Inc. and its utility subsidiaries had approximately $19.6 billion of long-term debt and $1.0 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2020, Xcel Energy had guarantees outstanding with a $2 million maximum stated amount and immaterial exposure. Xcel Energy also had additional guarantees of $60 million at Dec. 31, 2020 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
Increasing costs of our defined benefit retirement plans and employee benefits may adversely affect our results of operations, financial condition or cash flows.
We have defined benefit pension and postretirement plans that cover most of our employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements of these plans. Estimates and assumptions may change. In addition, the Pension Protection Act sets the minimum funding requirements for defined benefit pension plans. Therefore, our funding requirements and contributions may change in the future. Also, the payout of a significant percentage of pension plan liabilities in a single year due to high numbers of retirements or employees leaving NSP-Wisconsin would trigger settlement accounting and could require NSP-Wisconsin to recognize incremental pension expense related to unrecognized plan losses in the year liabilities are paid. Changes in industry standards utilized in key assumptions (e.g., mortality tables) could have a significant impact on future obligations and benefit costs.
Increasing costs associated with health care plans may adversely affect our results of operations.
Increasing levels of large individual health care claims and overall health care claims could have an adverse impact on our results of operations, financial condition and/or cash flows. Health care legislation could also significantly impact our benefit programs and costs.
Federal tax law may significantly impact our business.
NSP-Wisconsin collects estimated federal, state and local tax payments through their regulated rates. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Tax depreciable lives and the value of various tax credits or the timeliness of their utilization may impact the economics or selection of resources. If tax rates are increased, there could be timing delays before regulated rates provide for recovery of such tax increases in revenues. In addition, certain IRS tax policies such as tax normalization may impact our ability to economically deliver certain types of resources relative to market prices.
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
The global outbreak of COVID-19 is impacting countries, communities, supply chains and markets. A high degree of uncertainty continues to exist regarding the pandemic, the duration and magnitude of business restrictions, re-shut downs, if any, and the level and pace of economic recovery. While we are implementing contingency plans, there are no guarantees these plans will be sufficient to offset the impact of COVID-19.
Although the impact of the pandemic to the 2020 results was largely mitigated due to management’s actions, we cannot ultimately predict whether it will have a material impact on our future liquidity, financial condition or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic. The impact of COVID-19 may exacerbate other risks discussed herein, which could have a material effect on us. The situation is evolving and additional impacts may arise.
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
A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business, brand and reputation. Because our facilities are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility.
We also face the risks of possible loss of business due to significant events such as severe storms, severe temperature extremes, wildfires, widespread pandemic, generator or transmission facility outage, pipeline rupture, railroad disruption, operator error, sudden and significant increase or decrease in wind generation or a workforce disruption.

In addition, major catastrophic events throughout the world may disrupt our business. Xcel Energy participates in a global supply chain, which includes materials and components that are globally sourced. A prolonged disruption could result in the delay of equipment and materials that may impact our ability to reliably serve our customers.
A major disruption could result in a significant decrease in revenues and additional costs to repair assets, which could have a material impact on our results of operations, financial condition or cash flows.
NSP-Wisconsin participates in grid security and emergency response exercises (GridEx). These efforts, led by the NERC, test and further develop the coordination, threat sharing and interaction between utilities and various government agencies relative to potential cyber and physical threats against the nation’s electric grid.
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
Our supply chain for procurement of digital equipment and services may expose software or hardware to these risks and could result in a breach or significant costs of remediation. We are unable to quantify the potential impact of cyber security threats or subsequent related actions. Cyber security incidents and regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third-party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.
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
Legislative and regulatory responses related to climate change may create financial risk as our facilities may be subject to additional regulation at either the state or federal level in the future. International agreements could additionally lead to future federal or state regulations.
In 2015, the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2º Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5º Celsius. The Biden Administration will establish a new nationally determined contribution for the United States. The Paris Agreement could result in future additional GHG reductions in the United States. In addition, the Biden Administration has announced plans to implement new climate change programs, including potential regulation of GHG emissions targeting the utility industry.
The Biden Administration has also announced a one year suspension of new oil and natural gas drilling on federal lands to allow for a review of oil and gas leasing regulations. The form of these regulations is uncertain, but, depending on the requirements imposed in the short and long term, they could impose substantial costs on our oil and gas customers or result in substantial increases to the cost of fuel we use in our electricity and gas businesses.
Many states and localities continue to pursue their own climate policies. The steps Xcel Energy has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation or retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies.

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
In the event of serious incidents, these agencies may pursue penalties. In addition, certain states have the authority to impose substantial penalties. If a serious reliability, cyber or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.
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
Environmental laws and regulations can also require us to restrict or limit the output of facilities or the use of certain fuels, shift generation to lower-emitting facilities, install pollution control equipment, clean up spills and other contamination and correct environmental hazards. Failure to meet requirements of environmental mandates may result in fines or penalties. We may be required to pay all or a portion of the cost to remediate sites where our past activities, or the activities of other parties, caused environmental contamination.
Changes in environmental policies and regulations or regulatory decisions may result in early retirements of our generation facilities. While regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
We are subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings. It could have a material effect on our results of operations, financial condition or cash flows if our regulators do not allow us to recover the cost of capital investment or O&M costs incurred to comply with the requirements.
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
Climate change may impact the economy, which could impact our sales and revenues. The price of energy has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as regulation of GHG, could impact the availability of goods and prices charged by our suppliers, which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.
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
While we carry liability insurance, given an extreme event, if NSP-Wisconsin was found to be liable for wildfire damages, amounts that potentially exceed our coverage could negatively impact our results of operations, financial condition or cash flows. Drought or water depletion could adversely impact our ability to provide electricity to customers, cause early retirement of power plants and increase the cost for energy. We may not recover all costs related to mitigating these physical and financial risks.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit	Fuel	Installed	MW (a)
Steam:
Bay Front-Ashland, WI, 2 Units	Wood/Natural Gas	1948 - 1956	41
French Island-La Crosse, WI, 2 Units	Wood/Refuse	1940 - 1948	16	(b)
Combustion Turbine:
French Island-La Crosse, WI, 2 Units	Oil	1974	122
Wheaton-Eau Claire, WI, 5 Units	Natural Gas/Oil	1973	234
Hydro:
Various locations, 63 Units	Hydro	Various	135
		Total	548
(a)Summer 2020 net dependable capacity.
(b)Refuse-derived fuel is made from municipal solid waste.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2020:

Conductor Miles
Transmission
345 KV	3,337
161 KV	1,823
115 KV	1,822
Less than 115 KV	5,306
Total Transmission	12,288

Distribution
Less than 115 KV	27,611

Total	39,899
NSP-Wisconsin had 204 electric utility transmission and distribution substations at Dec. 31, 2020.
Natural gas utility mains at Dec. 31, 2020:

Miles
Transmission	3
Distribution	2,492

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
The dividends declared during 2020 and 2019 were as follows:

(Millions of Dollars)	2020	2019
First quarter	$17	$23
Second quarter	20	16
Third quarter	18	27
Fourth quarter	19	15

ITEM 6 — SELECTED FINANCIAL DATA
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
Earnings Adjusted for Certain Items (Ongoing Earnings)
Ongoing earnings reflect adjustments to GAAP earnings (net income) for certain items
We use these non-GAAP financial measures to evaluate and provide details of NSP-Minnesota’s core earnings and underlying performance. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin. For the years ended Dec. 31, 2020 and 2019, there were no adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
2020 Comparison with 2019
NSP-Wisconsin’s net income was $107 million for 2020 compared with $79 million for 2019. The increase was driven by higher electric margin (2020 Wisconsin Fuel Settlement offset lower sales due to COVID-19) and lower O&M expenses, partially offset by increased depreciation and lower natural gas margin.
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these fluctuations have minimal impact on margin due to fuel recovery mechanisms.
Electric Revenues and Margin:

(Millions of Dollars)	2020	2019
Electric revenues	$855	$845
Electric fuel and purchased power	(392)	(405)
Electric margin	$463	$440
Changes in Electric Margin:

(Millions of Dollars)	2020 vs. 2019
Regulatory rate outcomes	$29
2019 tax reform credits (offset in income tax)	7
Interchange agreement billings with NSP-Minnesota	3
Estimated impact of weather	1
Sales and demand	(10)
Purchased capacity costs	(2)
Other (net)	(5)
Total increase in electric margin	$23
Natural Gas Margin
Natural gas expense varies with changing sales and cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on margin due to cost recovery mechanisms.
Natural Gas Revenues and Margin:

(Millions of Dollars)	2020	2019
Natural gas revenues	$119	$136
Cost of natural gas sold and transported	(53)	(65)
Natural gas margin	$66	$71
Natural Gas Margin:

(Millions of Dollars)	2020 vs. 2019
Estimated impact of weather	$(5)
Regulatory rate outcomes	(3)
Retail sales growth	2
Other (net)	1
Total decrease in natural gas margin	$(5)
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $10 million, or 5%, for 2020 compared with 2019. The decrease was primarily due to cost mitigation efforts to offset the negative impacts of COVID-19 including allocation of workforce, material and supply management, performance of maintenance, as well as, lower interchange billings with NSP-Minnesota and employee healthcare expenses.
Depreciation and Amortization — Depreciation and amortization increased $18 million, or 13%, for 2020 compared with 2019. The increase is mainly due to increased MGP amortization and normal system expansion (mainly electric distribution and transmission). This was partially offset by deferred tax liability amortization.
AFUDC, Equity and Debt — AFUDC increased $3 million for 2020 compared with 2019. The increase was due to various electric transmission and distribution plant construction projects.
Income Taxes — Income tax expense decreased $23 million for 2020. The decrease was primarily driven by an increase in plant-related regulatory differences and nonplant ADIT amortization. The ETR was (7.0%) for 2020 compared with 16.8% for 2019, largely due to the adjustments referenced above.

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
Pending and Recently Concluded Regulatory Proceedings
2021 Electric Fuel Cost Recovery — In December 2020, the PSCW approved the NSP-Wisconsin application to update its 2021 fuel cost and decrease retail electric rates for 2021 by approximately $12 million.
Request to Participate in Utility Money Pool — In October 2020, the PSCW approved NSP-Wisconsin’s application to participate in the Money Pool.
NSP-Wisconsin Solar Proposal — In October 2020, NSP-Wisconsin filed for a 74 MW solar facility build-own-transfer in Wisconsin for approximately $100 million. A PSCW decision is expected in the third quarter of 2021.

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
NSP-Wisconsin is exposed to the impact of adverse changes in price for energy and energy-related products, which is partially mitigated by the use of commodity derivatives. In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral. While NSP-Wisconsin expects that the counterparties will perform under the contracts underlying its derivatives, the contracts expose NSP-Wisconsin to certain credit and non-performance risk.
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
A 100 basis point change in the benchmark rate on NSP-Wisconsin’s variable rate debt would impact pretax interest expense annually by an immaterial amount and $1 million for the year ended Dec. 31, 2020 and 2019, respectively.
Credit Risk — NSP-Wisconsin is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. NSP-Wisconsin maintains credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.
At Dec. 31, 2020 and 2019, a 10% increase or decrease in commodity prices would have no impact on credit exposure.
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
See Note 8 to the consolidated financial statements for further information.
Natural Gas Fuel and Electricity Purchases
In February 2021, the United States experienced winter storm Uri and extreme cold temperatures in the central United States. This severe weather event increased the demand for natural gas used in our electric and natural gas businesses. Certain operational assets were impacted by extreme cold temperatures and the cold further impacted the availability of renewable generation across the region (which typically acts as a hedge against commodity prices) contributing to extremely high market prices for natural gas and electricity. As a result, electric and natural gas fuel costs increased approximately $45 million. These amounts are preliminary estimates through Feb. 16, 2021 and are subject to final settlement.
NSP-Wisconsin has fuel recovery mechanisms in all of its states to recover the increased cost of natural gas and electricity. However, given the impact of these higher costs to our customers during a pandemic, we expect our regulators to undertake a heightened review and we intend to work with our commissions to recover these costs over time to help mitigate the impacts on customer bills. NSP-Wisconsin is taking action to increase planned debt issuances to ensure adequate liquidity for the timing difference between fuel payments and revenue collection from customers and to address any potential need to post collateral.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15-1 for an index of financial statements included herein.
See Note 13 to the consolidated financial statements for further information.

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
NSP-Wisconsin management assessed the effectiveness of NSP-Wisconsin’s internal control over financial reporting as of Dec. 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2020, NSP-Wisconsin’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ BRIAN J. VAN ABEL
Ben Fowke	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 17, 2021	Feb. 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and Board of Directors of Northern States Power Company, a Wisconsin corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company, a Wisconsin corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows and common stockholder's equity, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 , and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Regulatory Assets and Liabilities - Impact of Rate Regulation on the Financial Statements — Refer to Notes 4 and 10 to the consolidated financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric and natural gas distribution companies in Wisconsin and Michigan. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission for its wholesale electric operations, hydroelectric generation licensing, accounting practices, wholesale sales for resale, transmission of electricity in interstate commerce, compliance with North American Electric Reliability Corporation standards, asset transactions and mergers and natural gas transactions in interstate commerce, (collectively with state utility regulatory agencies, the “Commissions”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation affects multiple financial statement line items and disclosures, including property, plant and equipment, regulatory assets and liabilities, operating revenues and expenses, and income taxes.
The Company is subject to regulatory rate setting processes. Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in assets required to deliver services to customers. Accounting for the Company’s regulated operations provides that rate-regulated entities report assets and liabilities consistent with the recovery of those incurred costs in rates, if it is probable that such rates will be charged and collected. The Commissions’ regulation of rates is premised on the full recovery of incurred costs and a reasonable rate of return on invested capital. Decisions by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. In the rate setting process, the Company’s rates result in the recording of regulatory assets and liabilities based on the probability of future cash flows. Regulatory assets generally represent incurred or accrued costs that have been deferred because future recovery from customers is probable. Regulatory liabilities generally represent amounts that are expected to be refunded to customers in future rates or amounts collected in current rates for future costs.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant, and 3) a refund due to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the recognition of regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commissions for the Company, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. If the full recovery of project costs is being challenged by intervenors, we evaluated management’s assessment of the probability of a disallowance. We evaluated the external information and compared to the Company’s recorded regulatory assets and liabilities for completeness.
•We obtained management’s analysis and correspondence from counsel, as appropriate, regarding regulatory assets or liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 17, 2021

We have served as the Company’s auditor since 2002.

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2020	2019	2018
Operating revenues
Electric, non-affiliates	$687	$668	$721
Electric, affiliates	168	177	158
Natural gas	119	136	142
Other	—	—	1
Total operating revenues	974	981	1,022

Operating expenses
Electric fuel and purchased power, non-affiliates	13	11	13
Purchased power, affiliates	379	394	411
Cost of natural gas sold and transported	53	65	69
Operating and maintenance expenses	191	201	203
Conservation program expenses	13	12	12
Depreciation and amortization	156	138	126
Taxes (other than income taxes)	28	29	29
Total operating expenses	833	850	863

Operating income	141	131	159

Other expense, net	(8)	(1)	(3)
Allowance for funds used during construction — equity	5	3	9

Interest charges and financing costs
Interest charges — includes other financing costs of $1, $1 and $2, respectively	40	39	39
Allowance for funds used during construction — debt	(2)	(1)	(4)
Total interest charges and financing costs	38	38	35

Income before income taxes	100	95	130
Income tax (benefit) expense	(7)	16	32
Net income	$107	$79	$98

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2020	2019	2018
Operating activities
Net income	$107	$79	$98
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	158	139	128
Deferred income taxes	(36)	5	23
Allowance for equity funds used during construction	(5)	(3)	(9)
Provision for bad debts	7	7	4
Changes in operating assets and liabilities:
Accounts receivable	(12)	(10)	(5)
Accrued unbilled revenues	—	3	4
Inventories	(5)	(8)	(8)
Other current assets	(3)	13	2
Accounts payable	(3)	(10)	(9)
Net regulatory assets and liabilities	—	15	(20)
Other current liabilities	4	11	(13)
Pension and other employee benefit obligations	(7)	(7)	(15)
Other, net	(3)	—	3
Net cash provided by operating activities	202	234	183

Investing activities
Capital/construction expenditures	(238)	(212)	(226)
Net cash used in investing activities	(238)	(212)	(226)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(46)	13	40
Proceeds from issuance of long-term debt	97	—	197
Repayments of long-term debt	—	—	(151)
Capital contributions from parent	56	48	49
Dividends paid to parent	(70)	(84)	(91)
Net cash provided by (used in) financing activities	37	(23)	44

Net change in cash, cash equivalents and restricted cash	1	(1)	1
Cash, cash equivalents and restricted cash at beginning of period	1	2	1
Cash, cash equivalents and restricted cash at end of period	$2	$1	$2

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(36)	$(36)	$(33)
Cash paid for income taxes, net	(26)	—	(21)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$21	$29	$32
Inventory transfers to property, plant and equipment	5	9	8
Allowance for equity funds used during construction	5	3	9

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2020	2019
Assets
Current assets
Cash and cash equivalents	$2	$1
Accounts receivable, net	70	59
Accrued unbilled revenues	53	53
Other receivables	1	—
Inventories	15	16
Regulatory assets	19	72
Prepaid taxes	24	23
Prepayments and other	7	5
Total current assets	191	229

Property, plant and equipment, net	2,484	2,359

Other assets
Regulatory assets	215	224
Other investments	3	3
Other	1	1
Total other assets	219	228
Total assets	$2,894	$2,816

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$19	$—
Short-term debt	19	65
Accounts payable	41	54
Accounts payable to affiliates	15	19
Dividends payable to parent	19	15
Regulatory liabilities	31	79
Taxes accrued	12	7
Environmental liabilities	4	6
Accrued interest	10	9
Other	15	20
Total current liabilities	185	274

Deferred credits and other liabilities
Deferred income taxes	307	298
Deferred investment tax credits	6	7
Regulatory liabilities	350	371
Environmental liabilities	16	18
Customer advances	20	19
Pension and employee benefit obligations	28	33
Other	27	21
Total deferred credits and other liabilities	754	767

Commitments and contingencies
Capitalization
Long-term debt	887	808
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Dec. 31, 2020 and Dec. 31, 2019, respectively	93	93
Additional paid in capital	605	537
Retained earnings	370	337
Total common stockholder's equity	1,068	967
Total liabilities and equity	$2,894	$2,816

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2017	933,000	$93	$449	$334	$876

Net income				98	98
Common dividends declared to parent				(93)	(93)
Contribution of capital by parent			61		61
Balance at Dec. 31, 2018	933,000	$93	$510	$339	$942

Net income				79	79
Common dividends declared to parent				(81)	(81)
Contribution of capital by parent			27		27
Balance at Dec. 31, 2019	933,000	$93	$537	$337	$967

Net income				107	107
Common dividends declared to parent				(74)	(74)
Contribution of capital by parent			68		68
Balance at Dec. 31, 2020	933,000	$93	$605	$370	$1,068

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
NSP-Wisconsin’s consolidated financial statements are presented in accordance with GAAP. All of NSP-Wisconsin’s underlying accounting records also conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions. Certain amounts in the consolidated financial statements or notes have been reclassified for comparative purposes; however, such reclassifications did not affect net income, total assets, liabilities, equity or cash flows.
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
Regulatory Accounting — NSP-Wisconsin accounts for income and expense items in accordance with accounting guidance for regulated operations. Under this guidance:
•Certain costs, which would otherwise be charged to expense or other comprehensive income, are deferred as regulatory assets based on the expected ability to recover the costs in future rates.
•Certain credits, which would otherwise be reflected as income or other comprehensive income, are deferred as regulatory liabilities based on the expectation the amounts will be returned to customers in future rates or because the amounts were collected in rates prior to the costs being incurred.
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
The effects of NSP-Wisconsin’s tax rate changes are generally subject to a normalization method of accounting. Therefore, the revaluation of most of its net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability, which would be refundable to utility customers over the remaining life of the related assets. NSP-Wisconsin anticipates that a tax rate increase would result in the establishment of a regulatory asset, subject to regulatory approval.
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
NSP-Wisconsin reports interest and penalties related to income taxes within other (expense) income or interest charges in the consolidated statements of income.
Xcel Energy Inc. and its subsidiaries, including NSP-Wisconsin, file consolidated federal income tax returns as well as consolidated or separate state income tax returns. Federal income taxes paid by Xcel Energy Inc. are allocated to its subsidiaries based on separate company computations. A similar allocation is made for state income taxes paid by Xcel Energy Inc. in connection with consolidated state filings. Xcel Energy Inc. also allocates its own income tax benefits to its direct subsidiaries.
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
NSP-Wisconsin records depreciation expense using the straight-line method over the plant’s useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are recovered in rates as authorized by the appropriate regulatory entities. The amount of removal costs are based on current factors used in existing depreciation rates. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.6% in 2020, 3.6% in 2019 and 3.5% in 2018.
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
See Note 10 for further information.
Revenue from Contracts with Customers — Performance obligations related to the sale of energy are satisfied as energy is delivered to customers. NSP-Wisconsin recognizes revenue that corresponds to the price of the energy delivered to the customer. The measurement of energy sales to customers is generally based on the reading of their meters, which occurs systematically throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recognized.
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
As of Dec. 31, 2020 and 2019, the allowance for bad debts was $8 million and $6 million, respectively.

Inventory — Inventory is recorded at average cost and consisted of the following:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$7	$7
Fuel	4	4
Natural gas	4	5
Total inventories	$15	$16
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
NSP-Wisconsin implemented the guidance using a modified-retrospective approach, recognizing an immaterial cumulative effect charge (after tax) to retained earnings on Jan 1. 2020. The Jan. 1, 2020 adoption of ASC Topic 326 did not have a significant impact on NSP-Wisconsin’s consolidated financial statements.

3. Property, Plant, and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$3,197	$3,025
Natural gas plant	391	365
Common and other property	221	201
CWIP	71	83
Total property, plant and equipment	3,880	3,674
Less accumulated depreciation	(1,396)	(1,315)
Property, plant and equipment, net	$2,484	$2,359
Joint Ownership of Transmission Facilities
Jointly owned assets as of Dec. 31, 2020:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	CWIP	Percent Owned
Electric transmission:
La Crosse, WI to Madison, WI	$188	$12	$—	37%
CapX2020	169	23	—	80
Total	$357	$35	$—
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2020		Dec. 31, 2019
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Environmental remediation costs	1, 10	Various	$13	$94	$35	$108
Pension and retiree medical obligations	9	Various	4	67	12	70
State commission adjustments		Plant lives	1	20	1	19
Recoverable deferred taxes on AFUDC		Plant lives	—	18	—	17
Losses on reacquired debt		Term of related debt	—	2	—	2
Excess deferred taxes — TCJA	7	Various	—	—	23	—
Other		Various	1	14	1	8
Total regulatory assets			$19	$215	$72	$224
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2020		Dec. 31, 2019
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	1, 10	Various	$—	$184	$—	$171
Deferred income tax adjustments and TCJA refunds (a)	7	Various	—	161	51	196
Deferred electric production and natural gas costs		Less than one year	17	1	17	—
United States Department of Energy Settlement		Less than one year	12	—	10	—
Other		Various	2	4	1	4
Total regulatory liabilities			$31	$350	$79	$371
(a)    Includes the revaluation of recoverable/regulated plant ADIT and revaluation impact of non-plant ADIT due to the TCJA.
At Dec. 31, 2020 and 2019, NSP-Wisconsin’s regulatory assets not earning a return primarily included the unfunded portion of pension and retiree medical obligations. In addition, at Dec. 31, 2020 and 2019, regulatory assets included $0 million and $7 million, respectively, of past expenditures not earning a return. Amount is related to funded pension obligations.

5. Borrowings and Other Financing Instruments
Short Term Borrowings
Short-Term Debt — NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.
Commercial paper outstanding for NSP-Wisconsin was as follows:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2020	Year Ended
		2020	2019	2018
Borrowing limit	$150	$150	$150	$150
Amount outstanding at period end	19	19	65	51
Average amount outstanding	4	30	51	28
Maximum amount outstanding	24	95	93	103
Weighted average interest rate, computed on a daily basis	0.17%	1.59%	2.38%	2.31%
Weighted average interest rate at period end	0.17	0.17	1.97	2.89
Letters of Credit — NSP-Wisconsin may use letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2020 and 2019, there were no letters of credit outstanding.
Credit Facility — In order to use commercial paper programs to fulfill short-term funding needs, NSP-Wisconsin must have revolving credit facilities in place at least equal to the amount of their respective commercial paper borrowing limits and cannot issue commercial paper in an aggregate amount exceeding available capacity under these credit facilities. The lines of credit provide short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
Amended Credit Agreement — In June 2019, NSP-Wisconsin entered into an amended five-year credit agreement with a syndicate of banks. The amended credit agreements has substantially the same terms and conditions as the prior credit agreement with the exception of the maturity, which is June 2024.
Features of the credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2020	2019
46%	48%	N/A	1
(a)    The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65%.
(b)    All extension requests are subject to majority bank group approval.
The credit facility has a cross-default provision that NSP-Wisconsin would be in default on borrowings under the facility if NSP-Wisconsin or any of its subsidiaries, whose total assets exceed 15% of NSP-Wisconsin’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.
If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2020, NSP-Wisconsin was in compliance with all financial covenants.
NSP-Wisconsin had the following committed credit facility available as of Dec. 31, 2020 (in millions):

Credit Facility (a)	Drawn (b)	Available
$150	$19	$131
(a)This credit facility matures in June 2024.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the facility outstanding at Dec. 31, 2020 and 2019, respectively.
Other Short-Term Borrowings — Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. at Dec. 31, 2020 and 2019, respectively.
Long-Term Borrowings and Other Financing Instruments
Generally, all property of NSP-Wisconsin is subject to the lien of its first mortgage indenture. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of new issuance.
Long-term debt obligations for NSP-Wisconsin as of Dec. 31 (millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2020	2019
City of La Crosse resource recovery bond	6.00%	Nov 1, 2021	$19	$19
First mortgage bonds	3.30	June 15, 2024	100	100
First mortgage bonds	3.30	June 15, 2024	100	100
First mortgage bonds	6.38	Sept. 1, 2038	200	200
First mortgage bonds	3.70	Oct. 1, 2042	100	100
First mortgage bonds	3.75	Dec. 1, 2047	100	100
First mortgage bonds	4.20	Sept. 1, 2048	200	200
First mortgage bonds (a)	3.05	May 1, 2051	100	—
Unamortized discount			(4)	(3)
Unamortized debt issuance cost			(9)	(8)
Current maturities			(19)	—
Total long-term debt			$887	$808
(a)2020 financing.
Maturities of long-term debt:

(Millions of Dollars)
2021	$19
2022	—
2023	—
2024	200
2025	—
Deferred Financing Costs — Deferred financing costs of approximately $9 million and $8 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2020 and 2019, respectively. NSP-Wisconsin is amortizing these financing costs over the remaining maturity periods of the related debt.
Dividend Restrictions — NSP-Wisconsin’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings.

NSP-Wisconsin’s state regulatory commission additionally imposes dividend limitations, which are more restrictive than those imposed by the FERC.
Requirements and actuals as of Dec. 31, 2020:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual
Low	High	2020
52.5%	N/A	52.8%

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization (a)
$7	million	1,940	million	N/A
(a) NSP-Wisconsin cannot pay annual dividends in excess of forecasted levels if its average equity-to-total capitalization ratio falls below the commission authorized level.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2020
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$258	$64	$322
C&I	411	49	460
Other	6	—	6
Total retail	675	113	788
Interchange	168	—	168
Other	—	4	4
Total revenue from contracts with customers	843	117	960
Alternative revenue and other	12	2	14
Total revenues	$855	$119	$974

	Year Ended Dec. 31, 2019
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$240	$73	$313
C&I	409	57	466
Other	6	—	6
Total retail	655	130	785
Interchange	177	—	177
Other	1	4	5
Total revenue from contracts with customers	833	134	967
Alternative revenue and other	12	2	14
Total revenues	$845	$136	$981

	Year Ended Dec. 31, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$255	$73	$—	$328
C&I	444	62	—	506
Other	6	—	1	7
Total retail	705	135	1	841
Interchange	158	—	—	158
Other	4	5	—	9
Total revenue from contracts with customers	867	140	1	1,008
Alternative revenue and other	12	2	—	14
Total revenues	$879	$142	$1	$1,022

7. Income Taxes
Federal Tax Loss Carryback Claims — In 2020, Xcel Energy identified certain expenses related to tax years 2009 - 2011 that qualify for an extended carryback claim. NSP-Wisconsin is not expected to accrue any income tax expense related to this adjustment.
Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	July 2021
Additionally, the statute of limitations related to the federal tax loss carryback claim referenced above has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy file a protest with the IRS. In April 2020, Xcel Energy and Appeals reached an agreement and no material adjustments were required.
In 2018, the IRS began an audit of tax years 2014 - 2016. In July 2020, Xcel Energy and the IRS reached an agreement and the related benefit was recognized.
State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2020, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2014. In 2018, Wisconsin began an audit of tax years 2014 - 2016. As of Dec. 31, 2020 no material adjustments have been proposed.
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

Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$1	$2
Unrecognized tax benefit — Temporary tax positions	1	1
Total unrecognized tax benefit	$2	$3
Changes in unrecognized tax benefits:

(Millions of Dollars)	2020	2019	2018
Balance at Jan. 1	$3	$3	$2
Additions for tax positions of prior years	1	—	1
Reductions for tax positions of prior years	(2)	—	—
Balance at Dec. 31	$2	$3	$3
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(2)	$(2)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $1 million for both Dec. 31, 2020 and Dec. 31, 2019.
As the IRS audits resume and state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $1 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. Payables for interest related to unrecognized tax benefits at Dec. 31, 2020, 2019 and 2018 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2020, 2019 or 2018.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2020	2019
Federal tax credit carryforwards	$7	$5
State NOL carryforward	2	2
Federal carryforward periods expire between 2031 and 2040 and state carryforward periods expire between 2031 and 2035.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2020	2019 (a)	2018 (a)
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	6.2	6.2	6.2
Increases (decreases) in tax from:
Plant regulatory differences (b)	(19.3)	(5.2)	(1.5)
Amortization of excess nonplant deferred taxes	(12.6)	—	—
Other tax credits, net NOL & tax credit allowances	(1.5)	(1.8)	(0.8)
Change in unrecognized tax benefits	(0.8)	0.7	0.4
Reversal of prior regulatory differences	—	(3.6)	—
Other, net	—	(0.5)	(0.7)
Effective income tax rate	(7.0)%	16.8%	24.6%
(a)Prior periods have been reclassified to conform to current year presentation.
(b)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2020	2019	2018
Current federal tax expense	$25	$6	$8
Current state tax expense	6	5	2
Current change in unrecognized tax (benefit) expense	(1)	1	—
Deferred federal tax (benefit) expense	(37)	3	16
Deferred state tax expense	1	2	7
Deferred ITCs	(1)	(1)	(1)
Total income tax (benefit) expense	$(7)	$16	$32
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2020	2019	2018
Deferred tax expense excluding items below	$9	$17	$24
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(45)	(12)	(1)
Deferred tax (benefit) expense	$(36)	$5	$23
Components of net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2020	2019 (a)
Deferred tax liabilities:
Difference between book and tax bases of property	$324	$304
Regulatory assets	32	50
Pension expense	12	14
Other	9	7
Total deferred tax liabilities	$377	$375

Deferred tax assets:
Regulatory liabilities	$41	$47
Tax credit carryforward	8	5
Environmental remediation	6	6
Other employee benefits	4	4
Rate refund	4	9
Deferred ITCs	3	3
Other	4	3
Total deferred tax assets	$70	$77
Net deferred tax liability	$307	$298
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
Specific valuation methods include:
Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted NAV.
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
Interest Rate Derivatives — NSP-Wisconsin may enter into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of Dec. 31, 2020 and 2019 there were no interest rate derivatives designated as cash flow hedges, respectively.
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
Impact of Derivative Activities on Income — Changes in the fair value of natural gas commodity derivatives resulted in net losses of $1 million, for the years ended Dec. 31, 2020 and 2019, respectively and immaterial net losses for the year ended Dec. 31, 2018, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During the years ended Dec. 31, 2020 and 2019, $1 million of natural gas commodity derivatives settlement losses were recognized, respectively, and immaterial settlement gains for the year ended Dec. 31, 2018, were recognized subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2020, 2019 and 2018.
Recurring Fair Value Measurements — NSP-Wisconsin’s derivative assets measured at fair value on a recurring basis were as follows:

	Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$1	$—	$1	$—	$1
(a)NSP-Wisconsin nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2020. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Included in prepayments and other current assets balance of $7 million at Dec. 31, 2020 on the consolidated balance sheets.

	Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$1	$—	$1	$—	$1
(a)NSP-Wisconsin nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2019. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Included in prepayments and other current assets balance of $5 million at Dec. 31, 2019 on the consolidated balance sheets.

Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2020		2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$906	$1,124	$808	$924
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2020 and 2019, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy, which includes NSP-Wisconsin, has several noncontributory, qualified, defined benefit pension plans that cover almost all employees. All newly hired or rehired employees participate under the Cash Balance formula, which is based on pay credits using a percentage of annual eligible pay and annual interest credits. The average annual interest crediting rates for these plans was 1.78, 2.74 and 3.57 percent in 2020, 2019, and 2018, respectively. Some employees may participate under legacy formulas such as the traditional final average pay or pension equity. Xcel Energy’s policy is to fully fund into an external trust the actuarially determined pension costs subject to the limitations of applicable employee benefit and tax laws.
In addition to the qualified pension plans, Xcel Energy maintains a SERP and a nonqualified pension plan. The SERP is maintained for certain executives who participated in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions funded by Xcel Energy’s consolidated operating cash flows. Obligations of the SERP and nonqualified plan as of Dec. 31, 2020 and 2019 were $43 million and $39 million, respectively, of which $1 million was attributable to NSP-Wisconsin in both years. Xcel
Energy recognized net benefit cost for the SERP and nonqualified plans of $6 million and $4 million in 2020 and 2019, respectively, of which amounts attributable to NSP-Wisconsin were immaterial.
Xcel Energy, which includes NSPW, bases the investment-return assumption on expected long-term performance for each of the asset classes in its pension and postretirement health care portfolios. For pension assets, Xcel Energy considers the historical returns achieved by its asset portfolio over the past 20 years or longer period, as well as the long-term projected return levels. Xcel Energy and NSP-Wisconsin continually review their pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2020 were above the assumed level of 7.10%.
•Investment returns in 2019 were below the assumed level of 7.10%.
•Investment returns in 2018 were above the assumed level of 7.10%.
•In 2021, NSP-Wisconsin’s expected investment-return assumption is 6.60%.
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
Plan Assets
For each of the fair value hierarchy levels, NSP-Wisconsin’s pension plan assets measured at fair value:

	Dec. 31, 2020 (a)					Dec. 31, 2019 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$8	$—	$—	$—	$8	$6	$—	$—	$—	$6
Commingled funds	57	—	—	44	101	55	—	—	41	96
Debt securities	—	26	—	—	26	—	24	—	—	24
Equity securities	4	—	—	—	4	3	—	—	—	3
Other	1	—	—	—	1	(5)	—	—	—	(5)
Total	$70	$26	$—	$44	$140	$59	$24	$—	$41	$124
(a)See Note 8 for further information on fair value measurement inputs and methods.
NSP-Wisconsin has immaterial postretirement benefit plan assets that were measured at fair value at Dec. 31, 2020 and 2019.
No assets were transferred in or out of Level 3 for 2020. Immaterial assets were transferred in or out of Level 3 for 2019.

Funded Status — Benefit obligations for both pension and postretirement plans increased from Dec. 31, 2019 to Dec. 31, 2020, due primarily to decreases in discount rates used in actuarial valuations. Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for NSP-Wisconsin are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2020	2019	2020	2019
Change in Benefit Obligation:
Obligation at Jan. 1	$144	$140	$13	$13
Service cost	4	4	—	—
Interest cost	5	6	1	1
Actuarial loss	13	8	—	—
Benefit payments	(12)	(14)	(1)	(1)
Obligation at Dec. 31	$154	$144	$13	$13
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$124	$110	$—	$—
Actual return on plan assets	21	21	—	—
Employer contributions	7	7	1	1
Benefit payments	(12)	(14)	(1)	(1)
Fair value of plan assets at Dec. 31	$140	$124	$—	$—
Funded status of plans at Dec. 31	$(14)	$(20)	$(13)	$(13)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Current liabilities	$—	$—	$(1)	$(1)
Noncurrent liabilities	(14)	(20)	(12)	(12)
Net amounts recognized	$(14)	$(20)	$(13)	$(13)

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2020	2019	2020	2019
Discount rate for year-end valuation	2.71%	3.49%	2.65%	3.47%
Expected average long-term increase in compensation level	3.75%	3.75%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	5.50%	6.00%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.00%	5.10%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	5	3
Accumulated benefit obligation for the pension plan was $141 million and $132 million as of Dec. 31, 2020 and 2019, respectively.
Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other expense in the consolidated statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2020	2019	2018	2020	2019	2018
Service cost	$4	$4	$5	$—	$—	$—
Interest cost	5	6	5	1	1	1
Expected return on plan assets	(8)	(8)	(9)	—	—	—
Amortization of net loss	5	4	6	—	—	—
Settlement charge (a)	—	—	7	—	—	—
Net periodic pension cost	$6	$6	$14	$1	$1	$1
Effects of regulation	7	—	(3)	—	—	—
Net benefit cost recognized for financial reporting	$13	$6	$11	$1	$1	$1
Significant Assumptions Used to Measure Costs:
Discount rate	3.49%	4.31%	3.63%	3.47%	4.32%	3.62%
Expected average long-term increase in compensation level	3.75	3.75	3.75	—	—	—
Expected average long-term rate of return on assets	7.10	7.10	7.10	4.50	4.50	5.30
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2018, as a result of lump-sum distributions during the 2018 plan year, NSP-Wisconsin recorded a total pension settlement charge of $7 million in 2018, a total of $2 million of that amount was recorded in the income statement in 2018. There were no settlement charges recorded to the qualified pension plans in 2020 and 2019.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2020	2019	2020	2019
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$60	$64	$7	$7
Prior service credit	—	—	(1)	(1)
Total	$60	$64	$6	$6
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$4	$4	$—	$—
Noncurrent regulatory assets	56	60	6	6
Total	$60	$64	$6	$6

Measurement date	Dec. 31, 2020	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2019
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2018-2021 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$125 million in January 2021, of which $5 million was attributable to NSP-Wisconsin.
•$150 million in 2020, of which $7 million was attributable to NSP-Wisconsin.
•$154 million in 2019, of which $7 million was attributable to NSP-Wisconsin.
•$150 million in 2018, of which $10 million was attributable to NSP-Wisconsin.
The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations, when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$10 million in January 2021, of which $1 million is attributable to NSP-Wisconsin.
•$11 million in 2020, of which $1 million, was attributable to NSP-Wisconsin.
•$15 million in 2019, of which $1 million was attributable to NSP-Wisconsin.
•$11 million in 2018, of which an immaterial amount was attributable to NSP-Wisconsin.
Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Domestic and international equity securities	35%	37%	15%	15%
Long-duration fixed income and interest rate swap securities	35	30	—	—
Short-to-intermediate fixed income securities	13	14	72	72
Alternative investments	15	17	9	9
Cash	2	2	4	4
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year
Plan Amendments — In 2019, the Pension Protection Act measurement concept was extended beyond 2019 for NSP bargaining terminations and retirements to Dec. 31, 2022.
In 2020 and 2018, there were no significant plan amendments made which affected the postretirement benefit obligation.
Projected Benefit Payments
NSP-Wisconsin’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2021	$13	$1	$—	$1
2022	12	1	—	1
2023	12	1	—	1
2024	12	1	—	1
2025	12	1	—	1
2026-2030	57	3	—	3
Defined Contribution Plans
Xcel Energy, which includes NSP-Wisconsin, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for NSP-Wisconsin was approximately $2 million in 2020, 2019 and 2018.
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported, management does not anticipate that the ultimate liabilities, if any, would have a material effect on NSP-Wisconsin’s financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
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
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado. In December 2020, a settlement in principle was reached for approximately $3 million. The parties have sought and are awaiting court approval of settlement.
Arandell Corp. — In February 2019, the case was remanded back to the U.S. District Court in Wisconsin.
Xcel Energy has concluded that a loss is remote for the remaining lawsuit.
Rate Matters
MISO ROE Complaints — In November 2013 and February 2015, customer groups filed two ROE complaints against MISO TOs, which includes NSP-Minnesota and NSP-Wisconsin. The first complaint requested a reduction in base ROE transmission formula rates from 12.38% to 9.15% for the time period of Nov. 12, 2013 to Feb. 11, 2015, and removal of ROE adders (including those for RTO membership). The second complaint requested, for a subsequent time period, a base ROE reduction from 12.38% to 8.67%.
In September 2016, the FERC issued an order (Opinion No. 551) granting a 10.32% base ROE effective for the first complaint period of Nov. 12, 2013 to Feb. 11, 2015 and subsequent to the date of the order. The D.C Circuit subsequently vacated and remanded the FERC Opinion.
In November 2019, the FERC issued an order (Opinion No. 569), which set the MISO base ROE at 9.88%, effective Sept. 28, 2016 and for the first complaint period. The FERC also dismissed the second complaint. In December 2019, MISO TOs filed a request for rehearing regarding the new ROE methodology announced in Opinion No. 569. Customers also filed requests for rehearing claiming, among other points, that the FERC erred by dismissing the second complaint without refunds.
In May 2020, the FERC issued an order (Opinion No. 569-A) which granted rehearing in part to Opinion 569 and further refined the FERC’s ROE methodology, most significantly to incorporate the risk premium model (in addition to the discounted cash flow and capital asset pricing models), resulting in a new base ROE of 10.02%, effective Sept. 28, 2016 and for the first complaint period. The FERC also affirmed its decision in Opinion No. 569 to dismiss the second complaint.
In June 2020, various parties filed requests for rehearing of Opinion 569-A with the FERC. In November 2020, the FERC issued an order (Opinion No. 569-B) in response to the rehearing requests. The FERC corrected certain inputs to its ROE calculation model, did not change the ROE for the first MISO complaint period and upheld its decision to deny refunds for the second complaint period. Each 10 basis point reduction in the allowed base ROE for the first complaint and second complaint would reduce net income by $2 million and $1 million, respectively.
Various parties have filed petitions for review of Opinion Nos. 569, 569-A and 569-B at the D.C. Circuit. These appeals remain pending.
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
The cost estimate for remediation and restoration of the entire site is approximately $199 million. At Dec. 31, 2020 and 2019, NSP-Wisconsin had a total liability of $19 million and $23 million, respectively, for the entire site.
NSP-Wisconsin has deferred the unrecovered portion of the estimated Site remediation and restoration costs as a regulatory asset. The PSCW has authorized NSP-Wisconsin rate recovery for all remediation and restoration costs incurred at the Site and application of a 3% carrying charge to the regulatory asset.
In January 2021, the EPA confirmed that NSP-Wisconsin completed its work on the soils and sediments at the Site and all that remains is the long-term groundwater pump and treat program.

In addition to the Ashland Site, NSP-Wisconsin is currently investigating, remediating or performing post-closure actions at one other MGP, landfill or other disposal site across its service territory.
NSP-Wisconsin has recognized its best estimate of costs/liabilities that will result from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Water and Waste
Federal CWA WOTUS Rule — In April 2020, the EPA and U.S. Army Corps of Engineers (“Agencies”) replaced the 2015 WOTUS rule and narrowed the definition of WOTUS (“2020 WOTUS Rule”). The new definition simplifies the process whether waters are subject to CWA jurisdiction and streamlines the permitting process. NSP-Wisconsin does not anticipate that compliance costs will be material.
Federal CWA Section 316(b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Wisconsin estimates the likely cost for complying with impingement requirements is approximately $4 million, to be incurred between 2021 and 2028, while the total cost of entrainment improvements is anticipated to be immaterial. NSP-Wisconsin believes two plants could be required to make improvements to reduce impingement and entrainment. The exact total cost of the impingement and entrainment improvements is uncertain but could be up to $4 million. NSP-Wisconsin anticipates these costs will be fully recoverable through regulatory mechanisms.
AROs — AROs have been recorded for NSP-Wisconsin’s assets.
NSP-Wisconsin’s AROs were as follows:

	2020
(Millions of Dollars)	Jan. 1, 2020	Cash Flow Revisions (a)	Dec. 31, 2020 (b)
Electric
Distribution	$5	$—	$5
Steam, hydro and other production	4	4	8
Natural gas
Distribution	9	—	9
Total liability (c)	$18	$4	$22
(a)In 2020, AROs were revised for changes in timing and estimates of cash flows. Revisions in steam, hydro and other production AROs primarily related to changes in cost estimates for remediation of ash containment facilities.
(b)There were no ARO amounts incurred or settled in 2020.
(c)Included in other long-term liabilities balance in the consolidated balance sheet.

	2019
(Millions of Dollars)	Jan. 1, 2019	Accretion	Cash Flow Revisions	Dec. 31, 2019 (a)
Electric
Distribution	$5	$—	$—	$5
Steam, hydro and other production	4	—	—	4
Natural gas
Distribution	9	1	(1)	9
Total liability (b)	$18	$1	$(1)	$18
(a)There were no ARO amounts incurred or settled in 2019.
(b)Included in other long-term liabilities balance in the consolidated balance sheet.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Wisconsin’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2020. Therefore, an ARO has not been recorded for these facilities.
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
NSP-Minnesota’s public liability for claims from any nuclear incident is limited to $13.8 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has secured $450 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $13.3 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government.
NSP-Minnesota is subject to assessments of up to $138 million per reactor-incident for each of its three licensed reactors, for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $21 million per reactor-incident during any one year. Maximum assessments are subject to inflation adjustments by the NRC and state premium taxes. The NRC’s last adjustment was effective November 2018.
NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from NEIL and EMANI. The coverage limits are $2.8 billion for each of NSP-Minnesota’s two nuclear plant sites. NEIL also provides business interruption insurance coverage up to $350 million, including the cost of replacement power during prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term.
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of approximately $11 million for business interruption insurance and $34 million for property damage insurance if losses exceed accumulated reserve funds.
Fuel Contracts
NSP-Wisconsin has entered into various long-term commitments for the purchase and delivery of a significant portion of its refuse-derived fuel/wood and natural gas requirements. These contracts expire between 2021 and 2029. NSP-Wisconsin is required to pay additional amounts depending on actual quantities shipped under these agreements.
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

Estimated minimum purchases under these contracts as of Dec. 31, 2020:

(Millions of Dollars)	Refuse-derived fuel/wood	Natural gas supply	Natural gas storage and transportation
2021	$5	$8	$16
2022	1	—	14
2023	1	—	11
2024	1	—	9
2025	1	—	8
Thereafter	3	—	14
Total (a)	$12	$8	$72
(a)Excludes additional amounts allocated to NSP-Wisconsin through intercompany charges.
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
Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for low-income housing limited partnerships include the following:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
Current assets	$—	$—
Property, plant and equipment, net	1	1
Other noncurrent assets	—	—
Total assets	$1	$1

Current liabilities	$—	$—
Mortgages and other long-term debt payable	1	1
Other noncurrent liabilities	—	—
Total liabilities	$1	$1

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
Guarantee issued and outstanding for NSP-Wisconsin:

(Millions of Dollars)	Guarantor	Guarantee Amount	Current Exposure	Triggering Event
Guarantee of customer loans for the Farm Rewiring Program (a)	NSP-Wisconsin	$1	$—	(b)
(a)As of Dec. 31, 2020, no claims were outstanding against the guarantee.
(b)The debtor becomes the subject of bankruptcy or other insolvency proceedings.

11. Segment Information
NSP-Wisconsin evaluates performance based on profit or loss generated from the product or service provided. These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.
NSP-Wisconsin has the following reportable segments:
•Regulated Electric — The regulated electric utility segment generates electricity which is transmitted and distributed in Wisconsin and Michigan.
•Regulated Natural Gas — The regulated natural gas utility segment purchases, transports, stores and distributes natural gas in portions of Wisconsin and Michigan.
NSP-Wisconsin also presents All Other, which includes operating segments with revenues below the necessary quantitative thresholds. Those operating segments primarily include investments in rental housing projects that qualify for low-income housing tax credits.
Asset and capital expenditure information is not provided for NSP-Wisconsin’s reportable segments. As an integrated electric and natural gas utility, NSP-Wisconsin operates significant assets that are not dedicated to a specific business segment. Reporting assets and capital expenditures by business segment would require arbitrary and potentially misleading allocations, which may not necessarily reflect the assets required for the operation of the business segments on a stand-alone basis.
Certain costs, such as common depreciation, common O&M expenses and interest expense are allocated based on cost causation allocators across each segment. In addition, a general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.

NSP-Wisconsin’s segment information:

(Millions of Dollars)	2020	2019	2018
Regulated Electric
Operating revenues - external (a)	$855	$845	$879
Intersegment revenue	1	—	—
Total revenues	$856	$845	$879
Depreciation and amortization	108	109	98
Interest charges and financing costs	34	34	32
Income tax expense	12	13	28
Net income	98	68	85
Regulated Natural Gas
Total revenues	$119	$136	$142
Depreciation and amortization	48	29	28
Interest charges and financing costs	4	4	3
Income tax (benefit) expense	(20)	2	5
Net income	7	10	13
All Other
Total revenues (a)	$—	$—	$1
Income tax expense (benefit)	1	1	(1)
Net income	2	1	—

Consolidated Total
Total revenues (a)	$975	$981	$1,022
Reconciling eliminations	(1)	—	—
Total operating revenues	$974	$981	$1,022
Depreciation and amortization	156	138	126
Interest charges and financing costs	38	38	35
Income tax (benefit) expense	(7)	16	32
Net income	107	79	98
(a)    Operating revenues include $168 million, $177 million and $158 million of intercompany revenue for the years ended Dec. 31, 2020, 2019 and 2018, respectively. See Note 12 for further information.

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
Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
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
Significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Millions of Dollars)	2020	2019	2018
Operating revenues:
Electric	$168	$177	$158
Operating expenses:
Purchased power	379	394	411
Transmission expense	61	64	63
Natural gas purchased for resale	1	1	—
Other operating expenses — paid to Xcel Energy Services Inc.	92	87	87
Accounts receivable and payable with affiliates at Dec. 31 were:

	2020		2019
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$—	$6	$—	$8
PSCo	1	—	—	—
Other subsidiaries of Xcel Energy Inc.	9	9	—	11
	$10	$15	$—	$19

13. Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Millions of Dollars)	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
Operating revenues	$257	$218	$251	$248
Operating income	41	23	46	31
Net income	34	12	40	21

	Quarter Ended
(Millions of Dollars)	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Operating revenues	$276	$229	$244	$232
Operating income	42	22	48	19
Net income	24	9	29	17

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
During the year and in preparation for issuing its report for the year ended Dec. 31, 2020 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Wisconsin conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Wisconsin did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in NSP-Wisconsin’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” in Xcel Energy Inc.’s Proxy Statement for the 2021 Annual Meeting of Shareholders which is expected to be filed with the SEC on or about April 6, 2021. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements
	Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2020.
	Report of Independent Registered Public Accounting Firm — Financial Statements
	Consolidated Statements of Income — For each of the three years ended Dec. 31, 2020, 2019 and 2018.
	Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2020, 2019 and 2018.
	Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2020, 2019 and 2018.
	Consolidated Balance Sheets — As of Dec. 31, 2020 and 2019.
	Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2020, 2019 and 2018.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2020, 2019 and 2018.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and restated articles of incorporation of NSP-Wisconsin	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	3.01
3.02*	By-Laws of NSP-Wisconsin as Amended and Restated on Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental and Restated Trust Indenture, dated March 1, 1991, between NSP-Wisconsin and First Wisconsin Trust Company, providing for the issuance of First Mortgage Bonds	Xcel Energy Inc. Form S-3 dated April 18, 2018	4(c)(3)
4.02*	Trust Indenture dated Sept. 1, 2000 between NSP-Wisconsin and Firstar Bank, NA as Trustee	NSP-Wisconsin Form 8-K dated Sept. 25, 2000	4.01
4.03*	Supplemental Trust Indenture dated as of Sept. 1, 2008 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $200 million principal amount of 6.375% First Mortgage Bonds, Series due Sept. 1, 2038	NSP-Wisconsin Form 8-K dated Sept. 3, 2008	4.01
4.04*	Supplemental Trust Indenture dated as of Oct. 1, 2012 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million principal amount of 3.70% First Mortgage Bonds, Series due Oct. 1, 2042	NSP-Wisconsin Form 8-K dated Oct. 10, 2012	4.01
4.05*	Supplemental Trust Indenture dated as of June 1, 2014 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million principal amount of 3.30% First Mortgage Bonds, Series due June 1, 2024	NSP-Wisconsin Form 8-K dated June 23, 2014	4.01
4.06*	Supplemental Trust Indenture dated as of Nov 1, 2017 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million in aggregate principal amount of 3.75% First Mortgage Bonds, Series due Dec. 1, 2047	NSP-Wisconsin Form 8-K dated Dec. 4, 2017	4.01
4.07*	Supplemental Indenture dated as of Sept. 1, 2018 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating 4.20% First Mortgage Bonds, Series due Sept. 1, 2048	NSP-Wisconsin Form 8-K dated Sept. 12, 2018	4.01
4.08*	Supplemental Indenture dated as of May 18, 2020 between NSP-Wisconsin and U.S. Bank National Association, as Trustee, creating $100 million principal amount of 3.05% First Mortgage Bonds, Series due 2051	NSP-Wisconsin Form 8-K dated May 26, 2020	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	Appendix A
10.10*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	10.01
10.11*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	10.08
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22

10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.01
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for Awards of Restricted Stock Units and/or Performance Share Units	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.35
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan Award Agreement for awards since 2020	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.21*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 26, 2015	10.02
10.22*+	Summary of Non-Employee Director Compensation, effective as of Sept. 1, 2019	Xcel Energy Form 10-K for the year ended Dec. 31, 2020	10.22
10.23*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.24*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.25*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	10.01
10.26*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among NSP-Wisconsin, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	99.05
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
NSP-Wisconsin and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2020	2019	2018
Balance at Jan. 1	$6	$6	$5
Additions charged to costs and expenses	7	7	4
Additions charged to other accounts (a)	1	2	1
Deductions from reserves (b)	(6)	(9)	(4)
Balance at Dec. 31	$8	$6	$6
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A WISCONSIN CORPORATION)

Feb. 17, 2021	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ BEN FOWKE	/s/ MARK E. STOERING
Ben Fowke	Mark E. Stoering
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL	/s/ JEFFREY S. SAVAGE
Brian J. Van Abel	Jeffrey S. Savage
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Operating Officer and Director
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
NSP-Wisconsin has not sent, and does not expect to send, an annual report or proxy statement to its security holder.