Form 10-Q
period 2021-03-31
NORTHERN STATES POWER CO /WI/
filed 2021-04-29
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-03140

Northern States Power Company
(Exact name of registrant as specified in its charter)

Wisconsin			39-0508315
(State or other jurisdiction or incorporation or organization)			(IRS Employer Identification No.)

1414 West Hamilton Avenue	Eau Claire	Wisconsin	54701
(Address of Principal Executive Offices)			(Zip Code)

715	839-2625
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2021
Common Stock, $100 par value	933,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Co.
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	United States generally accepted accounting principles
MDL	Multi-district litigation
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NOL	Net operating loss
NOPR	Notice of Proposed Rulemaking
O&M	Operating and maintenance
ROE	Return on equity
RTO	Regional Transmission Organization
TOs	Transmission owners

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impacts on our results of operations, financial condition and cash flows or resettlement calculations and credit losses related to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other filings with the SEC (including NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020, and subsequent filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2021	2020
Operating revenues
Electric, non-affiliates	$178	$171
Electric, affiliates	46	41
Natural gas	57	45
Total operating revenues	281	257

Operating expenses
Electric fuel and purchased power, non-affiliates	5	3
Purchased power, affiliates	100	94
Cost of natural gas sold and transported	31	21
Operating and maintenance expenses	49	49
Conservation program expenses	3	3
Depreciation and amortization	37	39
Taxes (other than income taxes)	7	7
Total operating expenses	232	216

Operating income	49	41

Other expense, net	—	(2)
Allowance for funds used during construction — equity	1	1

Interest charges and financing costs
Interest charges	9	10
Allowance for funds used during construction — debt	—	(1)
Total interest charges and financing costs	9	9

Income before income taxes	41	31
Income tax expense (benefit)	9	(3)
Net income	$32	$34

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2021	2020
Operating activities
Net income	$32	$34
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37	39
Deferred income taxes	9	(10)
Allowance for equity funds used during construction	(1)	(1)
Changes in operating assets and liabilities:
Accounts receivable	4	(7)
Accrued unbilled revenues	10	11
Inventories	2	3
Other current assets	6	5
Accounts payable	(9)	(13)
Net regulatory assets and liabilities	(47)	4
Other current liabilities	(3)	(3)
Pension and other employee benefit obligations	(5)	(7)
Other, net	1	1
Net cash provided by operating activities	36	56

Investing activities
Capital/construction expenditures	(51)	(63)
Net cash used in investing activities	(51)	(63)

Financing activities
Proceeds from short-term borrowings, net	7	11
Borrowings under utility money pool arrangement	(56)	—
Repayments under utility money pool arrangement	43	—
Capital contributions from parent	39	12
Dividends paid to parent	(20)	(15)
Other, net	2	—
Net cash provided by financing activities	15	8

Net change in cash, cash equivalents and restricted cash	—	1
Cash, cash equivalents and restricted cash at beginning of period	2	1
Cash, cash equivalents and restricted cash at end of period	$2	$2

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(10)	$(11)
Cash paid for income taxes, net	(1)	(2)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$14	$16
Inventory transfers to property, plant and equipment	1	1
Allowance for equity funds used during construction	1	1

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2021	Dec. 31, 2020
Assets
Current assets
Cash and cash equivalents	$2	$2
Accounts receivable, net	66	70
Accrued unbilled revenues	43	53
Other Receivables	1	1
Inventories	13	15
Regulatory assets	59	19
Prepaid taxes	18	24
Prepayments and other	5	7
Total current assets	207	191

Property, plant and equipment, net	2,505	2,484

Other assets
Regulatory assets	210	215
Other Investments	3	3
Other	2	1
Total other assets	215	219
Total assets	$2,927	$2,894

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$19	$19
Short-term debt	13	19
Accounts payable	33	41
Accounts payable to affiliates	20	15
Dividends payable to parent	19	19
Regulatory liabilities	23	31
Taxes accrued	11	12
Environmental liabilities	5	4
Accrued interest	9	10
Other	13	15
Total current liabilities	165	185

Deferred credits and other liabilities
Deferred income taxes	318	307
Regulatory liabilities	354	350
Environmental liabilities	16	16
Customer advances	21	20
Pension and employee benefit obligations	23	28
Other	32	33
Total deferred credits and other liabilities	764	754

Commitments and contingencies
Capitalization
Long-term debt	888	887
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at March 31, 2021 and Dec. 31, 2020, respectively	93	93
Additional paid in capital	635	605
Retained earnings	382	370
Total common stockholder's equity	1,110	1,068
Total liabilities and equity	$2,927	$2,894

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data; shares in thousands)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2021 and 2020
Balance at Dec. 31, 2019	933	$93	$537	$337	$967
Net income				34	34
Common dividends declared to parent				(18)	(18)
Contribution of capital by parent			10		10
Balance at March 31, 2020	933	$93	$547	$353	$993

Balance at Dec. 31, 2020	933	$93	$605	$370	$1,068
Net income				32	32
Common dividends declared to parent				(20)	(20)
Contribution of capital by parent			30		30
Balance at March 31, 2021	933	$93	$635	$382	$1,110

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2021 and Dec. 31, 2020; the results of operations, including the components of net income, cash flows, changes in stockholder's equity and comprehensive income for the three months ended March 31, 2021 and 2020.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2021 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2020 balance sheet information has been derived from the audited 2020 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2020.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2020, filed with the SEC on Feb. 17, 2021. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2020 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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

3. Selected Balance Sheet Data

(Millions of dollars)	March 31, 2021	Dec. 31, 2020
Accounts receivable, net
Accounts receivable	$75	$78
Less allowance for bad debts	(9)	(8)
Accounts receivable, net	$66	$70

(Millions of dollars)	March 31, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$7	$7
Fuel	5	4
Natural gas	1	4
Total inventories	$13	$15

(Millions of dollars)	March 31, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$3,221	$3,197
Natural gas plant	394	391
Common and other property	224	221
Construction work in progress	83	71
Total property, plant and equipment	3,922	3,880
Less accumulated depreciation	(1,417)	(1,396)
Property, plant and equipment, net	$2,505	$2,484

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.
Money Pool — Xcel Energy Inc. and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings between the utility subsidiaries. Xcel Energy Inc. may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy Inc.
Money pool borrowings for NSP-Wisconsin were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$150	$—
Amount outstanding at period end	13	—
Average amount outstanding	4	—
Maximum amount outstanding	22	—
Weighted average interest rate, computed on a daily basis	0.06%	N/A
Weighted average interest rate at period end	0.06	N/A
Commercial Paper — Commercial paper outstanding for NSP-Wisconsin was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$150	$150
Amount outstanding at period end	—	19
Average amount outstanding	9	30
Maximum amount outstanding	33	95
Weighted average interest rate, computed on a daily basis	0.17%	1.59%
Weighted average interest rate at period end	N/A	0.17
Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At March 31, 2021 and Dec. 31, 2020, there were no letters of credit outstanding.

Revolving Credit Facility — In order to issue its commercial paper, NSP-Wisconsin must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper exceeding available capacity under this credit facility. The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one-year period. All extension requests are subject to majority bank group approval.
As of March 31, 2021, NSP-Wisconsin had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$—	$150
(a)Expires in June 2024.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2021 and Dec. 31, 2020.
Other Short-Term Borrowings — As of March 31, 2021 and Dec. 31, 2020, Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had no notes payable to Xcel Energy Inc.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended March 31, 2021
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$71	$31	$102
C&I	102	24	126
Other	2	—	2
Total retail	175	55	230
Interchange	46	—	46
Other	—	1	1
Total revenue from contracts with customers	221	56	277
Alternative revenue and other	3	1	4
Total revenues	$224	$57	$281

	Three Months Ended March 31, 2020
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$65	$25	$90
C&I	100	19	119
Other	2	—	2
Total retail	167	44	211
Interchange	41	—	41
Other	—	1	1
Total revenue from contracts with customers	208	45	253
Alternative revenue and other	4	—	4
Total revenues	$212	$45	$257

6. Income Taxes
Note 7 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Three Months Ended March 31
	2021	2020 (a)
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Increases (decreases) in tax from:
Plant regulatory differences (b)	(5.1)	(22.0)
Amortization of excess nonplant deferred taxes	—	(14.7)
Tax credits, net of NOL & tax credit allowances	(1.1)	(1.7)
Other (net)	1.0	1.5
Effective income tax rate	22.0%	(9.7)%
(a)     Prior periods have been restated to conform to current year presentation.
(b) Regulatory differences for income tax primarily relates to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.
Federal Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Years	Expiration
2014 - 2016	January 2022
2017	September 2021
Additionally, the statute of limitations related to the federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2021, NSP-Wisconsin’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2016. In January 2021, Wisconsin concluded its' audit of tax years 2014 - 2016 with no material adjustments. In March 2021, Wisconsin began an audit of tax years 2016 - 2019. As of March 31, 2021, no material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$2	$1
Unrecognized tax benefit — Temporary tax positions	1	1
Total unrecognized tax benefit	$3	$2
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(2)	$(2)
As IRS audits resume and the state audit progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $1 million in the next 12 months.
Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2021 and Dec. 31, 2020, respectively.

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
Interest Rate Derivatives — NSP-Wisconsin may enter into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of March 31, 2021 and Dec. 31, 2020, there were no interest rate derivatives designated as cash flow hedges.
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
Impact of Derivative Activities on Income — Changes in the fair value of natural gas commodity derivatives resulted in immaterial net gains for both the three months ended March 31, 2021 and 2020, which were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During the three months ended March 31, 2021 and 2020, there were $1 million and immaterial settlement losses, respectively, on natural gas commodity derivatives recognized subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three months ended March 31, 2021 and 2020, respectively.

Recurring Fair Value Measurements — As of March 31, 2021, there were no derivative assets measured at fair value on a recurring basis. At Dec. 31, 2020, NSP-Wisconsin's derivative assets measured at fair value on a recurring basis were as follows:

	Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$1	$—	$1	$—	$1
(a)    NSP-Wisconsin nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2021 and Dec. 31, 2020. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)    Included in prepayments and other current assets balance of $5 million at March 31, 2021 and $7 million at Dec. 31, 2020 on the consolidated balance sheets.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2021		Dec. 31, 2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$907	$1,042	$906	$1,124
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2021 and Dec. 31, 2020 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2021	2020
(Millions of Dollars)	Pension Benefits
Service cost	$2	$1
Interest cost (a)	1	1
Expected return on plan assets (a)	(2)	(2)
Amortization of net loss (a)	1	1
Net periodic benefit cost	$2	$1
Effects of regulation	—	2
Net benefit cost recognized for financial reporting	$2	$3
(a)     The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2021, contributions of $125 million were made across four of Xcel Energy’s pension plans, of which $5 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2021.

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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported, management does not anticipate that the ultimate liabilities, if any, would have a material effect on NSP-Wisconsin’s consolidated financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
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
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado. Settlement of approximately $3 million was reached in February 2021. The parties have sought and are awaiting court approval of the settlement.
Arandell Corp. — The trial has been vacated and will be rescheduled after the court rules on the pending motions for reconsideration and for class certification. Xcel Energy has concluded that a loss is remote for the remaining lawsuit.
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
In September 2016, the FERC issued an order (Opinion No. 551) granting a 10.32% base ROE effective for the first complaint period of Nov. 12, 2013 to Feb. 11, 2015 and subsequent to the date of the order. The D.C Circuit subsequently vacated and remanded Opinion No. 551.

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
In November 2020, the FERC issued an order (Opinion No. 569-B) in response to rehearing requests. The FERC corrected certain inputs to its ROE calculation model, did not change the ROE effective Sept. 28, 2016, and for the first MISO complaint period and upheld its decision to deny refunds for the second complaint period. NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers. Each 10 basis point reduction in ROE for the first complaint period, second complaint period, and subsequent period relative to amounts accrued would reduce Xcel Energy’s net income by $1 million, $1 million, and $2 million, respectively.
The MISO TOs and various parties have filed petitions for review of Opinion Nos. 569, 569-A and 569-B at the D.C. Circuit with initial briefs filed in March 2021.
FERC NOPR on ROE Incentive Adders — In April 2021, the FERC issued a NOPR proposing to limit collection of ROE incentive adders for RTO membership to the first three years after an entity begins participation in an RTO. If adopted as a final rule, following a comment period expected to be complete by the end of 2021 or 2022, NSP-Minnesota, NSP-Wisconsin and SPS would prospectively discontinue charging their current 0.5% ROE incentive adders. Amounts related to a discontinuance of the adder would ultimately be offset by an increase in retail rates.
Environmental
MGP, Landfill and Disposal Sites
NSP-Wisconsin is currently investigating, remediating or performing post-closure actions at two MGP, landfill or other disposal sites across its service territories.
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
NSP-Wisconsin's segment information:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Regulated Electric
Total revenues (a)	$224	$212
Net income	24	25
Regulated Natural Gas
Total revenues	$57	$45
Net income	8	9
Consolidated Total
Total revenues (a)	$281	$257
Net income	32	34
(a)    Operating revenues include $46 million and $41 million of affiliate electric revenue for the three months ended March 31, 2021 and 2020, respectively.

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

Results of Operations
NSP-Wisconsin’s net income was slightly lower for the three months ended March 31, 2021 compared with the same period in 2020 ($32 million and $34 million, respectively).
Electric Margin
Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power. The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.
Electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Electric revenues	$224	$212
Electric fuel and purchased power	(105)	(97)
Electric margin	$119	$115
Changes in electric margin:

(Millions of Dollars)	Three Months Ended March 31, 2021 vs. 2020
Regulatory rate outcomes	$6
Other (net)	(2)
Total increase in electric margin	$4
(a) Sales decline excludes weather impact.
Natural Gas Margin
Total natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Natural gas revenues	$57	$45
Cost of natural gas sold and transported	(31)	(21)
Natural gas margin	$26	$24
Changes in natural gas margin:

(Millions of Dollars)	Three Months Ended March 31, 2021 vs. 2020
Estimated impact of weather	$1
Other (net)	1
Total increase in natural gas margin	$2
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense decreased $2 million, or 5%, year-to-date. The decrease is due to lower amortization of environmental regulatory assets, partially offset by normal system expansion and deferred tax liability amortization.
Income Taxes — Income tax expense increased $12 million for the first quarter of 2021. The increase was primarily driven by a decrease in plant regulatory differences, lower non-plant accumulated deferred income tax amortization and higher pretax earnings in 2021.
See Note 6 to the consolidated financial statements for further information.

Other
Winter Storm Uri
In mid-February 2021, the central portion of the United States experienced a major winter storm (Winter Storm Uri). Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation across the region. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity. Despite the extreme conditions, NSP-Wisconsin’s customers experienced minimal disruptions as a result of preemptive infrastructure investments and the response of our employees.
As a result of the extremely high market prices, NSP-Wisconsin incurred net natural gas, fuel and purchased energy costs of approximately $45 million (largely deferred as regulatory assets).
Certain energy transactions are subject to final Independent System Operator re-settlement calculations and the impacts of credit losses shared among market participants. Such adjustments are not expected to be material to our results of operations, financial condition or cash flows.
Regulatory Overview — NSP-Wisconsin has natural gas, fuel and purchased energy mechanisms in each jurisdiction for the purpose of recovering incurred costs. However, February cost increases were deferred for future recovery and recovery proposed over a period of up to nine months in order to significantly mitigate the impact to customer bills. Additionally, NSP-Wisconsin is not requesting recovery of associated financing costs in order to further limit the impact to our customers.

Public Utility Regulation
The FERC and various state and local regulatory commissions regulate NSP-Wisconsin. The electric and natural gas rates charged to customers of NSP-Wisconsin are approved by the FERC or the regulatory commissions in the states in which it operates.
The rates are designed to recover plant investment, operating costs and an allowed return on investment. NSP-Wisconsin requests changes in utility rates through commission filings.

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

Environmental
Environmental Regulation
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision, if not successfully appealed or reconsidered, would allow the EPA to proceed with alternate regulation of coal-fired power plants. If the new rules require additional investment, NSP-Wisconsin believes, based on prior state commission practices, that the cost of these initiatives or replacement generation would be recoverable through rates.

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
As of March 31, 2021, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
NSP-Wisconsin's risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2020, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin, dated May 28, 1998	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	3.01
3.02*	Amended and Restated Bylaws of NSP-Wisconsin, dated Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	3.02
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

April 29, 2021	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)