Form 10-Q
period 2021-06-30
NORTHERN STATES POWER CO /WI/
filed 2021-07-29
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-03140

Northern States Power Company
(Exact name of registrant as specified in its charter)

Wisconsin			39-0508315
(State or other jurisdiction of incorporation or organization)			(I.R.S Employer Identification No.)

1414 West Hamilton Avenue	Eau Claire	Wisconsin	54701
(Address of principal executive offices)			(Zip Code)

(715)	737-2625
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2021
Common Stock, $100 par value	933,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	United States generally accepted accounting principles
MDL	Multi-district litigation
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NOL	Net operating loss
O&M	Operating and maintenance
PFAS	Per- and PolyFluoroAlkyl Substances
ROE	Return on equity
RTO	Regional Transmission Organization
TOs	Transmission owners

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impacts on our results of operations, financial condition and cash flows or resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other filings with the SEC (including NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020, and subsequent filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Operating revenues
Electric, non-affiliates	$178	$158	$356	$329
Electric, affiliates	46	41	92	82
Natural gas	31	19	88	64
Total operating revenues	255	218	536	475

Operating expenses
Electric fuel and purchased power, non-affiliates	5	3	10	6
Purchased power, affiliates	106	91	206	186
Cost of natural gas sold and transported	20	7	51	28
Operating and maintenance expenses	50	45	99	94
Conservation program expenses	3	3	6	6
Depreciation and amortization	36	39	73	77
Taxes (other than income taxes)	8	7	15	14
Total operating expenses	228	195	460	411

Operating income	27	23	76	64

Other expense, net	—	(2)	—	(4)
Allowance for funds used during construction — equity	1	1	2	3

Interest charges and financing costs
Interest charges	12	10	21	20
Allowance for funds used during construction — debt	(1)	(1)	(1)	(1)
Total interest charges and financing costs	11	9	20	19

Income before income taxes	17	13	58	44
Income tax expense (benefit)	3	1	12	(2)
Net income	$14	$12	$46	$46

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2021	2020
Operating activities
Net income	$46	$46
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	73	78
Deferred income taxes	10	(15)
Allowance for equity funds used during construction	(2)	(3)
Provision for bad debts	2	3
Changes in operating assets and liabilities:
Accounts receivable	10	(4)
Accrued unbilled revenues	5	10
Inventories	(1)	—
Other current assets	(6)	—
Accounts payable	9	(3)
Net regulatory assets and liabilities	(47)	5
Other current liabilities	(2)	(2)
Pension and other employee benefit obligations	(5)	(7)
Other, net	2	—
Net cash provided by operating activities	94	108

Investing activities
Capital/construction expenditures	(111)	(121)
Net cash used in investing activities	(111)	(121)

Financing activities
Repayments of short-term borrowings, net	(19)	(65)
Borrowings under utility money pool arrangement	186	—
Repayments under utility money pool arrangement	(153)	—
Proceeds from long-term debt	—	98
Capital contributions from parent	40	37
Dividends paid to parent	(38)	(32)
Other, net	1	—
Net cash provided by financing activities	17	38

Net change in cash, cash equivalents and restricted cash	—	25
Cash, cash equivalents and restricted cash at beginning of period	2	1
Cash, cash equivalents and restricted cash at end of period	$2	$26

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(19)	$(18)
Cash paid for income taxes, net	(13)	(13)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$19	$18
Inventory transfers to property, plant and equipment	2	2
Allowance for equity funds used during construction	2	3

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2021	Dec. 31, 2020
Assets
Current assets
Cash and cash equivalents	$2	$2
Accounts receivable, net	61	70
Accrued unbilled revenues	48	53
Other Receivables	2	1
Inventories	15	15
Regulatory assets	47	19
Prepaid taxes	30	24
Prepayments and other	5	7
Total current assets	210	191

Property, plant and equipment, net	2,541	2,484

Other assets
Regulatory assets	216	215
Other Investments	3	3
Other	2	1
Total other assets	221	219
Total assets	$2,972	$2,894

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$19	$19
Short-term debt	—	19
Borrowings under utility money pool arrangement	33	—
Accounts payable	47	41
Accounts payable to affiliates	29	15
Dividends payable to parent	15	19
Regulatory liabilities	7	31
Taxes accrued	8	12
Environmental liabilities	4	4
Accrued interest	10	10
Other	17	15
Total current liabilities	189	185

Deferred credits and other liabilities
Deferred income taxes	321	307
Deferred investment tax credits	6	—
Regulatory liabilities	369	350
Environmental liabilities	15	16
Customer advances	21	20
Pension and employee benefit obligations	23	28
Other	27	33
Total deferred credits and other liabilities	782	754

Commitments and contingencies
Capitalization
Long-term debt	888	887
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at June 30, 2021 and Dec. 31, 2020, respectively	93	93
Additional paid in capital	638	605
Retained earnings	382	370
Total common stockholder's equity	1,113	1,068
Total liabilities and equity	$2,972	$2,894

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data; shares in thousands)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2021 and 2020
Balance at March 31, 2020	933	$93	$547	$353	$993
Net income				12	12
Common dividends declared to parent				(20)	(20)
Contribution of capital by parent			30		30
Balance at June 30, 2020	933	$93	$577	$345	$1,015

Balance at March 31, 2021	933	$93	$635	$382	$1,110
Net income				14	14
Common dividends declared to parent				(14)	(14)
Contribution of capital by parent			3		3
Balance at June 30, 2021	933	$93	$638	$382	$1,113

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2021 and 2020
Balance at Dec. 31, 2019	933	$93	$537	$336	$966
Net income				46	46
Common dividends declared to parent				(37)	(37)
Contribution of capital by parent			40		40
Balance at June 30, 2020	933	$93	$577	$345	$1,015

Balance at Dec. 31, 2020	933	$93	$605	$370	$1,068
Net income				46	46
Common dividends declared to parent				(34)	(34)
Contribution of capital by parent			33		33
Balance at June 30, 2021	933	$93	$638	$382	$1,113

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2021 and Dec. 31, 2020; the results of operations, including the components of net income, changes in stockholder's equity and comprehensive income for the three and six months ended June 30, 2021 and 2020; and its cash flows for the six months ended June 30, 2021 and 2020.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2021 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2020 balance sheet information has been derived from the audited 2020 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2020.
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

3. Selected Balance Sheet Data

(Millions of dollars)	June 30, 2021	Dec. 31, 2020
Accounts receivable, net
Accounts receivable	$68	$78
Less allowance for bad debts	(7)	(8)
Accounts receivable, net	$61	$70

(Millions of dollars)	June 30, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$7	$7
Fuel	5	4
Natural gas	3	4
Total inventories	$15	$15

(Millions of dollars)	June 30, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$3,253	$3,197
Natural gas plant	402	391
Common and other property	224	221
Construction work in progress	99	71
Total property, plant and equipment	3,978	3,880
Less accumulated depreciation	(1,437)	(1,396)
Property, plant and equipment, net	$2,541	$2,484

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool.
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
Money pool borrowings for NSP-Wisconsin:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$150	$—
Amount outstanding at period end	33	—
Average amount outstanding	20	—
Maximum amount outstanding	41	—
Weighted average interest rate, computed on a daily basis	0.04%	N/A
Weighted average interest rate at period end	0.02	N/A
Commercial Paper — Commercial paper outstanding for NSP-Wisconsin:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$150	$150
Amount outstanding at period end	—	19
Average amount outstanding	—	30
Maximum amount outstanding	—	95
Weighted average interest rate, computed on a daily basis	N/A	1.59%
Weighted average interest rate at period end	N/A	0.17
Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both June 30, 2021 and Dec. 31, 2020, there were no letters of credit outstanding under the credit facility.

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
As of June 30, 2021, NSP-Wisconsin had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$—	$150
(a)Expires in June 2024.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at June 30, 2021 and Dec. 31, 2020.
Other Short-Term Borrowings — As of June 30, 2021 and Dec. 31, 2020, Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had no notes payable to Xcel Energy Inc.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$64	$15	$79
C&I	108	15	123
Other	2	—	2
Total retail	174	30	204
Interchange	46	—	46
Other	1	1	2
Total revenue from contracts with customers	221	31	252
Alternative revenue and other	3	—	3
Total revenues	$224	$31	$255

	Three Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$60	$10	$70
C&I	93	7	100
Other	2	—	2
Total retail	155	17	172
Interchange	41	—	41
Other	—	1	1
Total revenue from contracts with customers	196	18	214
Alternative revenue and other	3	1	4
Total revenues	$199	$19	$218

	Six Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$135	$46	$181
C&I	211	39	250
Other	3	—	3
Total retail	349	85	434
Interchange	92	—	92
Other	1	2	3
Total revenue from contracts with customers	442	87	529
Alternative revenue and other	6	1	7
Total revenues	$448	$88	$536

	Six Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$125	$35	$160
C&I	194	26	220
Other	3	—	3
Total retail	322	61	383
Interchange	82	—	82
Other	1	2	3
Total revenue from contracts with customers	405	63	468
Alternative revenue and other	6	1	7
Total revenues	$411	$64	$475

6. Income Taxes
Note 7 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.

Difference between the statutory rate and ETR:

	Six Months Ended June 30
	2021	2020 (a)
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Increases (decreases) in tax from:
Plant regulatory differences (b)	(5.4)	(18.4)
Amortization of excess nonplant deferred taxes	—	(12.5)
Tax credits, net of NOL & tax credit allowances	(1.3)	(1.7)
Other (net)	0.2	0.9
Effective income tax rate	20.7%	(4.5)%
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
Additionally, the statute of limitations related to a federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2021, NSP-Wisconsin’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2016. In March 2021, Wisconsin began an audit of tax years 2016 - 2019. No material adjustments have been proposed.
Unrecognized Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which deductibility is highly certain, but for which there is uncertainty about the timing. A change in the timing of deductibility would not affect the ETR but would accelerate the payment to the taxing authority.
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$2	$1
Unrecognized tax benefit — Temporary tax positions	1	1
Total unrecognized tax benefit	$3	$2
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(2)	$(2)
As the IRS audits resume and state audit progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $1 million in the next 12 months.
Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2021 or Dec. 31, 2020.

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
When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable inputs on a valuation is evaluated and may result in Level 3 classification.
Derivative Instruments Fair Value Measurements
NSP-Wisconsin enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to manage risk in connection with changes in interest rates and utility commodity prices.
Interest Rate Derivatives — NSP-Wisconsin may enter into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of June 30, 2021 and Dec. 31, 2020, there were no interest rate derivatives designated as cash flow hedges.
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
Impact of Derivative Activities on Income — Changes in the fair value of natural gas commodity derivatives resulted in no gains or losses and $1 million in losses for the three and six months ended June 30, 2021, respectively, which were recognized as regulatory assets and liabilities. There were immaterial net losses for the three and six months ended June 30, 2020. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During the three months ended June 30, 2021 and 2020, there were no settlement gains or losses on natural gas commodity derivatives. During the six months ended June 30, 2021 and 2020, there were $1 million of settlement losses, respectively, which were recognized subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2021 and 2020, respectively.
Recurring Fair Value Measurements — As of June 30, 2021, there were immaterial derivative assets measured at fair value on a recurring basis. At Dec. 31, 2020, NSP-Wisconsin's derivative assets measured at fair value on a recurring basis were as follows:

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
(b)    Included in prepayments and other current assets balance of $7 million at Dec. 31, 2020 on the consolidated balance sheets.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2021		Dec. 31, 2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$907	$1,067	$906	$1,124
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2021 and Dec. 31, 2020 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2021	2020
(Millions of Dollars)	Pension Benefits
Service cost	$1	$1
Interest cost (a)	1	1
Expected return on plan assets (a)	(2)	(2)
Amortization of net loss (a)	1	1
Net periodic benefit cost	$1	$1
Effects of regulation	—	2
Net benefit cost recognized for financial reporting	$1	$3

	Six Months Ended June 30
	2021	2020
(Millions of Dollars)	Pension Benefits
Service cost	$3	$2
Interest cost (a)	2	2
Expected return on plan assets (a)	(4)	(4)
Amortization of net loss (a)	2	3
Net periodic benefit cost	$3	$3
Effects of regulation	—	4
Net benefit cost recognized for financial reporting	$3	$7
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on NSP-Wisconsin’s consolidated financial statements. Legal fees are generally expensed as incurred.

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
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado. Settlement of approximately $3 million was reached in February 2021. The parties have sought and are awaiting court approval of the settlement. A hearing was held on July 22, 2021. A decision is anticipated in Q3.
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
The MISO TOs and various parties have filed petitions for review of Opinion Nos. 569, 569-A and 569-B at the D.C. Circuit with initial briefs filed in March 2021 and final briefs expected in August 2021.
FERC NOPR on ROE Incentive Adders — In April 2021, the FERC issued a NOPR proposing to limit collection of ROE incentive adders for RTO membership to the first three years after an entity begins participation in an RTO. If adopted as a final rule, following a comment period expected to be complete by the end of 2021 or 2022, NSP-Wisconsin would prospectively discontinue charging their current 0.5% ROE incentive adders. Amounts related to a discontinuance of the adder would ultimately be offset by an increase in retail rates, following future rate cases.
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

NSP-Wisconsin's segment information:

	Three Months Ended June 30
(Millions of Dollars)	2021	2020
Regulated Electric
Total revenues (a)	$224	$199
Net income	16	16
Regulated Natural Gas
Total revenues	$31	$19
Net loss	(2)	(3)
All Other
Total revenues	$—	$—
Net loss	—	(1)
Consolidated Total
Total revenues (a)	$255	$218
Net income	14	12
(a)    Total revenues include $46 million and $41 million of affiliate electric revenue for the three months ended June 30, 2021 and 2020, respectively.

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Regulated Electric
Total revenues (a)	$448	$411
Net income	40	41
Regulated Natural Gas
Total revenues	$88	$64
Net income	6	6
All Other
Total revenues	$—	$—
Net loss	—	(1)
Consolidated Total
Total revenues (a)	$536	$475
Net income	46	46
(a)    Total revenues include $92 million and $82 million of affiliate electric revenue for the six months ended June 30, 2021 and 2020, respectively.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Discussion of financial condition and liquidity for NSP-Wisconsin is omitted per conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis of the results of operations set forth in General Instruction H(2)(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).
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

Results of Operations
NSP-Wisconsin’s year-to-date net income was flat compared with the same period in 2020 ($46 million for both the six months ended June 30, 2021 and 2020).
Electric Margin
Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power. The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses and, therefore, changes in fuel or purchased power costs can impact earnings.
Electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Electric revenues	$448	$411
Electric fuel and purchased power	(216)	(192)
Electric margin	$232	$219
Changes in electric margin:

(Millions of Dollars)	Six Months Ended June 30, 2021 vs. 2020
Regulatory rate outcomes	$12
Estimated impact of weather	4
Sales and demand (a)	4
Interchange agreement billings with NSP-Minnesota	(6)
Other (net)	(1)
Total increase in electric margin	$13
(a) Sales decline excludes weather impact.

Natural Gas Margin
Total natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Natural gas revenues	$88	$64
Cost of natural gas sold and transported	(51)	(28)
Natural gas margin	$37	$36
Changes in natural gas margin:

(Millions of Dollars)	Six Months Ended June 30, 2021 vs. 2020
Sales growth	1
Total increase in natural gas margin	$1
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense decreased $4 million, or 5.2%, year-to-date. The decrease is due to lower amortization of environmental regulatory assets, partially offset by normal system expansion and deferred tax liability amortization.
Income Taxes — Income tax expense increased $14 million for the first six months of 2021. The increase was primarily driven by a decrease in plant regulatory differences, lower non-plant accumulated deferred income tax amortization and higher pretax earnings in 2021.
See Note 6 to the consolidated financial statements for further information.

Other
Winter Storm Uri
In February 2021, the central portion of the United States experienced a major winter storm (Winter Storm Uri). Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation across the region. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity.
As a result of the extremely high market prices, NSP-Wisconsin incurred net natural gas, fuel and purchased energy costs of approximately $45 million (largely deferred as regulatory assets) in the first quarter. Certain energy transactions are subject to final/settlement calculation adjustments, including the impacts of credit losses shared among market participants. Such adjustments are not expected to be material to our results of operations, financial condition or cash flows.
Regulatory Overview — NSP-Wisconsin has natural gas, fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, February cost increases were deferred for future recovery with recovery proposed over a period of up to ten months to mitigate the impact to customer bills. Additionally, NSP-Wisconsin is not requesting recovery of financing costs in order to further limit the impact to our customers.

Proceedings initiated:

Jurisdiction	Regulatory Status
Wisconsin	In March, the PSCW approved NSP-Wisconsin's proposal to recover $45 million of natural gas costs incurred during Storm Uri over nine months through December 2021 with no financing charge.
Michigan	In May, the Michigan Public Service Commission approved recovery of $2 million in natural gas costs over 10 months with no financing charge.
Supply Chain and Capital Expenditures
NSP-Wisconsin’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Overall, as a result of COVID-19, manufacturing processes have experienced disruptions related to scarcity of raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, storms and labor shortages. The Company continues to monitor the availability of materials and seek alternative suppliers as necessary.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 and in Item 2 of NSP-Wisconsin's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
NSP-Wisconsin Solar Proposal — In June 2021, the PSCW approved NSP-Wisconsin’s request to purchase the 74 MW Western Mustang build-own-transfer solar facility for approximately $100 million. The project is scheduled to go into service in 2023.
NSP-Wisconsin Electric and Natural Gas Settlement — In July 2021, NSP-Wisconsin filed an application with the PSCW seeking approval of a rate case settlement with various intervenors for 2022-2023.
The settlement agreement increases electric rates by $35 million (4.9%) for 2022 and an incremental $18 million increase (2.5%) for 2023. For the natural gas utility, rates increase by $10 million (8.4%) for 2022 and an incremental $3 million (2.3%) increase for 2023.
Key elements of the settlement include:
•ROE of 9.80% for 2022 and 10.00% for 2023.
•Equity ratio of 52.5% for both 2022 and 2023.
•Returning $9 million in various net regulatory liabilities to offset customer impacts in 2023.

•Deferring certain pension and other post-employment benefit expense in 2021 through 2023.
•Addressing COVID-19 deferral recovery in the next rate case proceeding.
•Deferring potential changes in tax expenses due to changes in federal or state tax law in 2021 through 2023.
•Incorporating an earnings sharing mechanism for 2022 and 2023.
A PSCW decision is anticipated in the fourth quarter of 2021.

Environmental
Affordable Clean Energy
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
Emerging Regulation
New regulations and legislation are being considered to regulate PFAS in drinking water, water discharges, commercial products, wastes, and other areas. PFAS are man-made chemicals found in many consumer products that can persist and accumulate in the environment. These chemicals have received heightened attention by environmental regulators. Increased regulation of PFAS and other emerging contaminants at the federal, state, and local level could have a potential adverse effect on our operations but at this time, it is uncertain what impact, if any, there will be on our results of operations, financial condition or cash flows. NSP-Wisconsin will continue to monitor these regulatory developments and their potential impact on its operations

ITEM 4 — CONTROLS AND PROCEDURES
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
As of June 30, 2021, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on NSP-Wisconsin’s consolidated financial statements. Legal fees are generally expensed as incurred.
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

Northern States Power Company (a Wisconsin corporation)

July 29, 2021	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)