Form 10-Q
period 2021-09-30
NORTHERN STATES POWER CO /WI/
filed 2021-10-28
CIK 72909

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 28, 2021
Common Stock, $100 par value	933,000 shares
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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2021	2020	2021	2020
Operating revenues
Electric, non-affiliates	$203	$195	$559	$524
Electric, affiliates	49	41	141	123
Natural gas	22	15	110	79
Total operating revenues	274	251	810	726

Operating expenses
Electric fuel and purchased power, non-affiliates	5	3	15	10
Purchased power, affiliates	106	100	312	285
Cost of natural gas sold and transported	13	6	64	33
Operating and maintenance expenses	47	47	146	141
Conservation program expenses	4	3	10	10
Depreciation and amortization	37	39	110	116
Taxes (other than income taxes)	7	7	22	21
Total operating expenses	219	205	679	616

Operating income	55	46	131	110

Other expense, net	(1)	(2)	(1)	(6)
Allowance for funds used during construction — equity	2	2	4	4

Interest charges and financing costs
Interest charges	10	11	31	30
Allowance for funds used during construction — debt	—	(1)	(1)	(2)
Total interest charges and financing costs	10	10	30	28

Income before income taxes	46	36	104	80
Income tax expense (benefit)	10	(4)	22	(5)
Net income	$36	$40	$82	$85

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2021	2020
Operating activities
Net income	$82	$85
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	110	117
Deferred income taxes	10	(29)
Allowance for equity funds used during construction	(4)	(4)
Provision for bad debts	2	4
Changes in operating assets and liabilities:
Accounts receivable	11	(1)
Accrued unbilled revenues	8	12
Inventories	(9)	(5)
Other current assets	5	4
Accounts payable	(2)	(4)
Net regulatory assets and liabilities	(50)	1
Other current liabilities	(6)	3
Pension and other employee benefit obligations	(7)	(7)
Other, net	2	—
Net cash provided by operating activities	152	176

Investing activities
Capital/construction expenditures	(182)	(185)
Investments in utility money pool arrangement	(71)	—
Repayments from utility money pool arrangement	71	—
Net cash used in investing activities	(182)	(185)

Financing activities
Repayments of short-term borrowings, net	(19)	(65)
Borrowings under utility money pool arrangement	236	—
Repayments under utility money pool arrangement	(236)	—
Proceeds from long-term debt	99	98
Capital contributions from parent	42	38
Dividends paid to parent	(82)	(52)
Net cash provided by financing activities	40	19

Net change in cash, cash equivalents and restricted cash	10	10
Cash, cash equivalents and restricted cash at beginning of period	2	1
Cash, cash equivalents and restricted cash at end of period	$12	$11

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(29)	$(28)
Cash paid for income taxes, net	(17)	(19)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$23	$16
Inventory transfers to property, plant and equipment	2	4
Allowance for equity funds used during construction	4	4

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2021	Dec. 31, 2020
Assets
Current assets
Cash and cash equivalents	$12	$2
Accounts receivable, net	60	70
Accrued unbilled revenues	45	53
Other Receivables	3	1
Inventories	23	15
Regulatory assets	43	19
Prepaid taxes	18	24
Prepayments and other	8	7
Total current assets	212	191

Property, plant and equipment, net	2,590	2,484

Other assets
Regulatory assets	219	215
Other Investments	3	3
Other	1	1
Total other assets	223	219
Total assets	$3,025	$2,894

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$19	$19
Short-term debt	—	19
Accounts payable	46	41
Accounts payable to affiliates	21	15
Dividends payable to parent	20	19
Regulatory liabilities	8	31
Taxes accrued	4	12
Environmental liabilities	4	4
Accrued interest	10	10
Other	16	15
Total current liabilities	148	185

Deferred credits and other liabilities
Deferred income taxes	324	307
Regulatory liabilities	369	350
Environmental liabilities	15	16
Customer advances	23	20
Pension and employee benefit obligations	23	28
Other	33	33
Total deferred credits and other liabilities	787	754

Commitments and contingencies
Capitalization
Long-term debt	987	887
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Sept. 30, 2021 and Dec. 31, 2020, respectively	93	93
Additional paid in capital	641	605
Retained earnings	369	370
Total common stockholder's equity	1,103	1,068
Total liabilities and equity	$3,025	$2,894

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data; shares in thousands)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2021 and 2020
Balance at June 30, 2020	933	$93	$578	$344	$1,015
Net income				40	40
Common dividends declared to parent				(18)	(18)
Balance at Sept. 30, 2020	933	$93	$578	$366	$1,037

Balance at June 30, 2021	933	$93	$638	$382	$1,113
Net income				36	36
Common dividends declared to parent				(49)	(49)
Contribution of capital by parent			3		3
Balance at Sept. 30, 2021	933	$93	$641	$369	$1,103

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2021 and 2020
Balance at Dec. 31, 2019	933	$93	$537	$336	$966
Net income				85	85
Common dividends declared to parent				(55)	(55)
Contribution of capital by parent			41		41
Balance at Sept. 30, 2020	933	$93	$578	$366	$1,037

Balance at Dec. 31, 2020	933	$93	$605	$370	$1,068
Net income				82	82
Common dividends declared to parent				(83)	(83)
Contribution of capital by parent			36		36
Balance at Sept. 30, 2021	933	$93	$641	$369	$1,103

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2021 and Dec. 31, 2020; the results of NSP-Wisconsin's operations, including the components of net income, changes in stockholder's equity and comprehensive income for the three and nine months ended Sept. 30, 2021 and 2020; and NSP-Wisconsin's cash flows for the nine months ended Sept. 30, 2021 and 2020.
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

3. Selected Balance Sheet Data

(Millions of dollars)	Sept. 30, 2021	Dec. 31, 2020
Accounts receivable, net
Accounts receivable	$68	$78
Less allowance for bad debts	(8)	(8)
Accounts receivable, net	$60	$70

(Millions of dollars)	Sept. 30, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$7	$7
Fuel	6	4
Natural gas	10	4
Total inventories	$23	$15

(Millions of dollars)	Sept. 30, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$3,287	$3,197
Natural gas plant	411	391
Common and other property	226	221
Construction work in progress	122	71
Total property, plant and equipment	4,046	3,880
Less accumulated depreciation	(1,456)	(1,396)
Property, plant and equipment, net	$2,590	$2,484

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
Money pool borrowings for NSP-Wisconsin:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$150	$—
Amount outstanding at period end	—	—
Average amount outstanding	11	—
Maximum amount outstanding	60	—
Weighted average interest rate, computed on a daily basis	0.05%	N/A
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding for NSP-Wisconsin:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$150	$150
Amount outstanding at period end	—	19
Average amount outstanding	—	30
Maximum amount outstanding	—	95
Weighted average interest rate, computed on a daily basis	N/A	1.59%
Weighted average interest rate at period end	N/A	0.17
Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both Sept. 30, 2021 and Dec. 31, 2020, there were no letters of credit outstanding under the credit facility.

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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at Sept. 30, 2021 and Dec. 31, 2020.
Other Short-Term Borrowings — As of Sept. 30, 2021 and Dec. 31, 2020, Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had no notes payable to Xcel Energy Inc.
Long-Term Borrowings
During the nine months ended Sept. 30, 2021, NSP-Wisconsin issued $100 million of 2.82% first mortgage bonds due May 1, 2051.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$73	$8	$81
C&I	126	12	138
Other	2	—	2
Total retail	201	20	221
Interchange	48	—	48
Other	—	2	2
Total revenue from contracts with customers	249	22	271
Alternative revenue and other	3	—	3
Total revenues	$252	$22	$274

	Three Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$71	$7	$78
C&I	119	6	125
Other	1	—	1
Total retail	191	13	204
Interchange	41	—	41
Other	1	1	2
Total revenue from contracts with customers	233	14	247
Alternative revenue and other	3	1	4
Total revenues	$236	$15	$251

	Nine Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$208	$54	$262
C&I	336	51	387
Other	7	—	7
Total retail	551	105	656
Interchange	140	—	140
Other	—	4	4
Total revenue from contracts with customers	691	109	800
Alternative revenue and other	9	1	10
Total revenues	$700	$110	$810

	Nine Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$195	$43	$238
C&I	313	32	345
Other	5	—	5
Total retail	513	75	588
Interchange	123	—	123
Other	1	3	4
Total revenue from contracts with customers	637	78	715
Alternative revenue and other	10	1	11
Total revenues	$647	$79	$726

6. Income Taxes
Note 7 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.

Difference between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2021	2020 (a)
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Increases (decreases) in tax from:
Plant regulatory differences (b)	(3.9)	(19.6)
Amortization of excess nonplant deferred taxes	—	(12.8)
Tax credits, net of NOL & tax credit allowances	(1.0)	(1.6)
Other (net)	(1.1)	0.5
Effective income tax rate	21.2%	(6.3)%
(a)Prior periods have been restated to conform to current year presentation.
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
Federal Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Years	Expiration
2014 - 2016	December 2022
2018	September 2022
Additionally, the statute of limitations related to certain federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to a federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$2	$1
Unrecognized tax benefit — Temporary tax positions	1	1
Total unrecognized tax benefit	$3	$2
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(2)	$(2)
As the Internal Revenue Service audits resume and state audit progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $1 million in the next 12 months.
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
Gross notional amounts of commodity options:

(Amounts in Millions) (a)(b)	Sept. 30, 2021	Dec. 31, 2020
Million British thermal units of natural gas	2	—
(a)Amounts are not reflective of net positions in the underlying commodities.
(b)Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
Consideration of Credit Risk and Concentrations — NSP-Wisconsin continuously monitors the creditworthiness of counterparties to its interest rate derivatives and commodity derivative contracts, prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented on the consolidated balance sheets.
Impact of Derivative Activities on Income — Changes in the fair value of natural gas commodity derivatives resulted in $3 million in gains for the three and nine months ended Sept. 30, 2021 which were recognized as regulatory assets and liabilities. There were immaterial net gains for the three and nine months ended Sept. 30, 2020. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During the three months ended Sept. 30, 2021 and 2020, there were no settlement gains or losses on natural gas commodity derivatives. During the nine months ended Sept. 30, 2021 and 2020, there were $1 million of settlement losses, which were recognized subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2021 and 2020.
Recurring Fair Value Measurements — NSP-Wisconsin's derivative assets measured at fair value on a recurring basis were as follows:

	Sept. 30, 2021
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$4	$—	$4	$—	$4

	Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$1	$—	$1	$—	$1
(a)    NSP-Wisconsin nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2021 and Dec. 31, 2020. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)    Included in prepayments and other current assets balance of $8 million at Sept. 30, 2021 and $7 million at Dec. 31, 2020 on the consolidated balance sheets.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2021		Dec. 31, 2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,006	$1,173	$906	$1,124
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2021 and Dec. 31, 2020 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2021	2020
(Millions of Dollars)	Pension Benefits
Service cost	$1	$1
Interest cost (a)	1	1
Expected return on plan assets (a)	(2)	(2)
Amortization of net loss (a)	2	1
Settlement charge (b)	3	—
Net periodic benefit cost	$5	$1
Effects of regulation	(2)	2
Net benefit cost recognized for financial reporting	$3	$3

	Nine Months Ended Sept. 30
	2021	2020
(Millions of Dollars)	Pension Benefits
Service cost	$4	$3
Interest cost (a)	3	4
Expected return on plan assets (a)	(6)	(6)
Amortization of net loss (a)	4	4
Settlement charge (b)	3	—
Net periodic benefit cost	$8	$5
Effects of regulation	(2)	5
Net benefit cost recognized for financial reporting	$6	$10
(a)     The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)     A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter as a result of lump-sum distributions during the 2021 plan year, NSP-Wisconsin recorded a pension settlement charge of $3 million, the majority of which was not recognized in earnings due to the effects of regulation.
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on NSP-Wisconsin’s consolidated financial statements. Legal fees are generally expensed as incurred.
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
One case remain active which include an MDL matter consisting of a Wisconsin purported class (Arandell Corp.).
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado. Settlement of approximately $3 million was reached in February 2021. In July 2021, the settlement was approved.
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
The MISO TOs and various parties have filed petitions for review of Opinion Nos. 569, 569-A and 569-B at the D.C. Circuit with initial briefs filed in March 2021. A hearing is expected in the fourth quarter of 2021 with a decision anticipated in the first half of 2022.
FERC NOPR on ROE Incentive Adders — In April 2021, the FERC issued a NOPR proposing to limit collection of ROE incentive adders for RTO membership to the first three years after an entity begins participation in an RTO. If adopted as a final rule, following a comment period expected to be complete by the end of 2021 or 2022, NSP-Wisconsin would prospectively discontinue charging their current 0.5% ROE incentive adders. Amounts related to a discontinuance of the adder would ultimately be offset by an increase in retail rates, subject to future rate cases.
Environmental
MGP, Landfill and Disposal Sites
NSP-Wisconsin is investigating, remediating or performing post-closure actions at three MGP, landfill or other disposal sites across its service territories.
NSP-Wisconsin has recognized its best estimate of costs/liabilities from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.

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
NSP-Wisconsin's segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Regulated Electric
Total revenues (a)	$252	$236
Net income	38	40
Regulated Natural Gas
Operating revenues — external	$22	$15
Intersegment revenue	1	—
Total revenues	$23	$15
Net loss	(4)	(2)
All Other
Net income	$2	$2
Consolidated Total
Total revenues (a)	$275	$251
Reconciling eliminations	(1)	—
Total operating revenues	$274	$251
Net income	36	40
(a)Total revenues include $49 million and $41 million of affiliate electric revenue for the three months ended Sept. 30, 2021 and 2020, respectively.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Regulated Electric
Total revenues (a)	$700	$647
Net income	77	81
Regulated Natural Gas
Operating revenues — external	$110	$79
Intersegment revenue	1	—
Total revenues	$111	$79
Net income	3	3
All Other
Net income	$2	$1
Consolidated Total
Total revenues (a)	$811	$726
Reconciling eliminations	(1)	—
Total operating revenues	$810	$726
Net income	82	85
(a)Total revenues include $141 million and $123 million of affiliate electric revenue for the nine months ended Sept. 30, 2021 and 2020, respectively.

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as electric margin and natural gas margin. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that adjusts amounts that are adjusted from measures calculated and presented in accordance with GAAP.
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

Results of Operations
NSP-Wisconsin’s year-to-date net income was slightly lower for the nine months ended Sept. 30, 2021 compared with the same period in 2020 ($82 million and $85 million, respectively). The decrease in year-to-date earnings is largely driven by higher O&M expenses and income tax expense, partially offset by higher electric margin and lower depreciation.
Electric Margin
Electric production expenses tend to vary with the quantity of electricity sold and changes in the unit costs of fuel and purchased power. The electric fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction may not allow for complete recovery of all expenses. Any fuel cost under-recovery or over-recovery in excess of a 2% annual tolerance band will be deferred for consideration of either future rate recovery or refund.
Electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Electric revenues	$700	$647
Electric fuel and purchased power	(327)	(295)
Electric margin	$373	$352
Changes in electric margin:

(Millions of Dollars)	Nine Months Ended Sept. 30, 2021 vs. 2020
Regulatory rate outcomes (Wisconsin)	$18
Sales and demand (a)	6
Estimated impact of weather	3
Interchange agreement billings with NSP-Minnesota	(5)
Other (net)	(1)
Total increase in electric margin	$21
(a) Sales increase excludes weather impact.
Natural Gas Margin
Total natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas generally have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Natural gas revenues	$110	$79
Cost of natural gas sold and transported	(64)	(33)
Natural gas margin	$46	$46

Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense decreased $6 million, or 5.2%, year-to-date. The decrease is due to lower amortization of environmental regulatory assets, partially offset by normal system expansion and deferred tax liability amortization.
Income Taxes — Income tax expense increased $27 million for the first nine months of 2021. The increase was primarily driven by a decrease in plant regulatory differences, lower non-plant accumulated deferred income tax amortization and higher pretax earnings in 2021.
See Note 6 to the consolidated financial statements for further information.

Other
Winter Storm Uri
In February 2021, the United States experienced Winter Storm Uri. Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity. As a result of the extremely high market prices, NSP-Wisconsin incurred net natural gas, fuel and purchased energy costs of approximately $45 million (largely deferred as regulatory assets) in the first quarter.
Regulatory Overview — NSP-Wisconsin has natural gas, fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, February cost increases were deferred for future recovery with recovery proposed over a period of up to 10 months to mitigate the impact to customer bills. Additionally, NSP-Wisconsin is not requesting recovery of financing costs in order to further limit the impact to our customers.
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
Supply Chain and Capital Expenditures
NSP-Wisconsin’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Overall, as a result of COVID-19, manufacturing processes have experienced disruptions related to scarcity of raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, storms and labor shortages. NSP-Wisconsin continues to monitor the availability of materials and seek alternative suppliers as necessary.

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

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 and in Item 2 of NSP-Wisconsin's Quarterly Report on Form 10-Q for the quarterly period ended March, 31 2021 and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
Electric and Natural Gas Settlement	$66	July 2021	Pending
Michigan Rate Case	$2.5	September 2021	Pending
Additional Information:
Wisconsin Electric and Natural Gas Settlement — In July 2021, NSP-Wisconsin filed with the PSCW seeking approval of a rate case settlement with various intervenors for 2022-2023.
If approved, the settlement agreement would increase electric rates by $35 million (4.9%) for 2022 and an incremental $18 million increase (2.5%) for 2023. For the natural gas utility, rates would increase by $10 million (8.4%) for 2022 and an incremental $3 million (2.3%) increase for 2023.
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
Michigan Electric Rate Case — In September 2021, NSP-Wisconsin filed a Michigan electric rate case seeking a rate increase of $2.5 million, based on a ROE of 10.2% and an equity ratio of 52.5%.

Environmental
Affordable Clean Energy
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision would allow the EPA to proceed with alternate regulation of coal-fired power plants. If the new rules require additional investment, NSP-Wisconsin believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Emerging Regulation
New regulations and legislation are being considered to regulate PFAS in drinking water, water discharges, commercial products, wastes, and other areas. PFAS are man-made chemicals found in many consumer products that can persist and accumulate in the environment. These chemicals have received heightened attention by environmental regulators. Increased regulation of PFAS and other emerging contaminants at the federal, state, and local level could have a potential adverse effect on our operations but at this time, it is uncertain what impact, if any, there will be on our operations, financial condition or cash flows. NSP-Wisconsin will continue to monitor these regulatory developments and their potential impact on its operations.

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

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin, dated May 28, 1998	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	3.01
3.02*	Amended and Restated Bylaws of NSP-Wisconsin, dated Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Indenture dated as of July 19, 2021 between Northern States Power Company and U.S. Bank National Association, as successor Trustee, creating 2.82% First Mortgage Bonds, Series due May 1, 2021	NSP-Wisconsin Form 8-K dated July 20, 2021	4.01
10.01*	Bond Purchase Agreement, dated July 19, 2021, among Northern States Power Company and the several purchasers listed in Schedule B thereto	NSP-Wisconsin Form 8-K dated July 20, 2021	1.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

October 28, 2021	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)