Form 10-K
period 2021-12-31
NORTHERN STATES POWER CO /WI/
filed 2022-02-23
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

001-03140
(Commission File Number)

Northern States Power Company
(Exact name of registrant as specified in its charter)

Wisconsin			39-0508315
(State or Jurisdiction or Incorporation or Organization)			(IRS Employer Identification No.)
1414 West Hamilton Avenue	Eau Claire	Wisconsin	54701
(Address of Principal Executive Offices)			(Zip Code)

(715)	737-2625
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 23, 2022, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 5, 2022. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOT	Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
CWA	Clean Water Act
CWIP	Construction work in progress
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit

DSM	Demand side management
EMANI	European Mutual Association for Nuclear Insurance
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
INPO	Institute of Nuclear Power Operations
ISO	Independent System Operators
ITC	Investment tax credit
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
NOPR	Notice of proposed rulemaking
O&M	Operating and maintenance
PFAS	Per- and PolyFluoroAlkyl Substances
PPA	Purchased power agreement
REC	Renewable energy credit
ROE	Return on equity
RTO	Regional Transmission Organization
SERP	Supplemental executive retirement plan
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TO	Transmission owner
VIE	Variable interest entity

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 (including risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; and regulatory changes and/or limitations related to the use of natural gas as an energy source.

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

Natural gas customers	0.1 million
Total assets	$3.1 billion
Rate Base (estimated)	$2.0 billion
ROE (net income / average stockholder's equity)	9.92%
Electric generating capacity	548 MW
Gas storage capacity	3.8 Bcf
Electric transmission lines (conductor miles)	12,409 miles
Electric distribution lines (conductor miles)	27,701 miles
Natural gas transmission lines	3 miles
Natural gas distribution lines	2,526 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. NSP-Wisconsin had electric sales volume of 6,786 (millions of KWh), 0.3 million customers and electric revenues of $922 (millions of dollars) for 2021.

Retail Sales/Revenue Statistics (a)

	2021		2020
KWh sales per retail customer	25,490		24,999
Revenue per retail customer	$2,693		$2,580
Residential revenue per KWh	13.79	¢	13.30	¢
Large C&I revenue per KWh	7.62	¢	7.53	¢
Small C&I revenue per KWh	10.31	¢	9.99	¢
Total retail revenue per KWh	10.57	¢	10.32	¢
(a) See Note 6 to the consolidated financial statements for further information.
Owned and Purchased Energy Generation — 2021
Electric Energy Sources
Total electric energy generation by source (including energy market purchases) for the year ended Dec. 31, 2021:

*Distributed generation from the Solar*Rewards® program is not included (approximately 34 million KWh for 2021).

Carbon–Free — NSP System
The NSP System’s carbon–free energy portfolio includes nuclear, wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. Carbon–free percentages will vary year over year based on system additions, commodity costs, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Carbon–free energy as a percentage of total energy for 2021:
* Includes biomass and hydroelectric
Wind
Owned — Owned and operated wind farms with corresponding capacity:

2021		2020
Wind Farms	Capacity (a)	Wind Farms	Capacity (b)
14	2,031 MW	11	1,540 MW
(a)    Summer 2021 net dependable capacity.
(b)    Summer 2020 net dependable capacity.
PPAs — Number of PPAs with capacity range:

2021		2020
PPAs	Range	PPAs	Range
128	1 MW — 206 MW	129	1 MW — 206 MW
Capacity — Wind capacity:

2021	2020
3,997 MW	3,348 MW
Average Cost (Owned) — Average cost per MWh of wind energy from owned generation:

2021	2020
$25	$23
Average Cost (PPAs) — Average cost per MWh of wind energy under existing PPAs:

2021	2020
$37	$38
Wind Development
The NSP System placed approximately 500 MW of owned wind and approximately 255 MW of PPAs into service during 2021:

Project	Capacity (MW)
Blazing Star 2	200 (a)(b)
Freeborn	200 (a)(b)
Mower	91 (a)(b)
PPA	~255 (c)
(a)Summer 2021 net dependable capacity.
(b)Values disclosed are the maximum generation levels for these wind units. Capacity is attainable only when wind conditions are sufficiently available (on-demand net dependable capacity is zero).
(c)Based on contracted capacity.

The NSP System currently has approximately 1,050 MW of owned wind under development or being repowered. In addition, the NSP System expects to add approximately 200 MW of planned PPAs.

Project	Capacity (MW)	Estimated Completion
Northern Wind	100	2022
Nobles	200	2022
Dakota Range	300	2022 (a)
Grand Meadow	100	2023
Border Winds	150	2025
Pleasant Valley	200	2025
Various PPAs	~200	2022
(a) Placed in service in January 2022.
Solar
Solar energy PPAs:

Type	Capacity (MW)
Distributed Generation	994
Utility-Scale	268
Total	1,262
Average Cost (PPAs) — Average cost per MWh of solar energy under existing PPAs:

2021	2020
$90	$90
Solar Development
In June 2021, the PSCW approved NSP-Wisconsin’s request to purchase the 74 MW Western Mustang build-own-transfer solar facility for approximately $100 million. Also, as part of the Minnesota Recovery and Relief Recovery docket, NSP-Minnesota proposed to add 460 MW of solar facilities at the Sherco site with an incremental investment of approximately $575 million. An MPUC decision is expected by the third quarter of 2022.
Nuclear
The NSP System has two nuclear plants (owned by NSP-Minnesota) with approximately 1,700 MW of total 2021 net summer dependable capacity. NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. NSP-Minnesota uses varying contract lengths as well as multiple producers for uranium concentrates, conversion services and enrichment services to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost
Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements:

	Nuclear
	Cost	Percent
2021	$0.77	46%
2020	0.80	51
Other — NSP System
The NSP System’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.

Fossil Fuel — NSP System
The NSP System’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
The NSP System owns and operates coal units with approximately 2,400 MW of total 2021 net summer dependable capacity.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2023	Sherco 2	682
2026	Sherco 1	680
2028	A.S King	511
2030	Sherco 3	517 (a)
(a)    Based on the NSP System’s ownership percentage.
Coal Fuel Cost
Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements:

	Coal (a)
	Cost	Percent
2021	$1.60	39%
2020	1.97	31
(a)    Includes refuse-derived fuel and wood for the NSP System.
Natural Gas
The NSP System has eight natural gas plants with approximately 2,800 MW of total 2021 net summer dependable capacity.
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
Natural Gas Cost
Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements:

	Natural Gas
	Cost	Percent
2021 (a)	$4.98	15%
2020	2.67	17
(a)Reflective of Winter Storm Uri.
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (MW)
2021		2020
8,837	June 9	8,571	July 8

Transmission
Transmission lines deliver electricity over long distances from power sources to transmission substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. NSP-Wisconsin owns more than 12,000 conductor miles of transmission lines across its service territory.
See Item 2 — Properties for further information.

Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. NSP-Wisconsin has a vast distribution network, owning and operating approximately 28,000 conductor miles of distribution lines across our service territory. To continue providing reliable, affordable electric service and enable more flexibility for customers, we are working to digitize the distribution grid, while at the same time keeping it secure.
See Item 2 — Properties for further information.

Natural Gas Operations
Natural gas operations consist of purchase, transportation, and distribution of natural gas to end-use residential, C&I and transport customers. NSP-Wisconsin had natural gas deliveries of 21,111 (thousands of MMBtu), 0.1 million customers and natural gas revenues of $182 (millions of dollars) for 2021.

Sales/Revenue Statistics (a)

	2021	2020
MMBtu sales per retail customer	133	140
Revenue per retail customer	$1,449	$976
Residential revenue per MMBtu	12.55	8.91
C&I revenue per MMBtu	9.53	5.46
Transportation and other revenue per MMBtu	1.72	0.69
(a)See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily output (firm and interruptible) and occurrence date:

2021 (a)		2020
MMBtu	Date	MMBtu	Date
167,656	Feb. 11	150,320	Dec. 24
(a)Reflective of Winter Storm Uri.
Natural Gas Supply and Costs
NSP-Wisconsin seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility and decrease interruption and financial risks and economical rates. In addition, NSP-Wisconsin conducts natural gas price hedging activities approved by its states’ commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2021 (a)	2020
$7.11	$3.08
(a)Reflective of Winter Storm Uri.
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
FERC Order No. 1000 established competition for ownership of certain new electric transmission facilities under Federal regulations. Some states have state laws that allow the incumbent a Right of First Refusal to own these transmission facilities.
FERC Order 2222 requires that RTO and ISO markets allow participation of aggregations of distributed energy resources. This order is expected to incentivize distributed energy resource adoption, however implementation is expected to vary by RTO/ISO and the near, medium, and long-term impacts of Order 2222 remain unclear.
NSP-Wisconsin has franchise agreements with cities subject to periodic renewal; however, a city could seek alternative means to access electric power or gas, such as municipalization. No municipalization activities are occurring presently.
While facing these challenges, NSP-Wisconsin believes its rates and services are competitive with alternatives currently available.

Governmental Regulations
Public Utility Regulation
See Item 7 for discussion of public utility regulation.
Environmental Regulation
Our facilities are regulated by federal and state agencies that have jurisdiction over air emissions, water quality, wastewater discharges, solid and hazardous wastes or substances. Certain NSP-Wisconsin activities require registrations, permits, licenses, inspections and approvals from these agencies. NSP-Wisconsin has received necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Our facilities strive to operate in compliance with applicable environmental standards and related monitoring and reporting requirements. However, it is not possible to determine what additional facilities or modifications of existing or planned facilities will be required as a result of changes to regulations, interpretations or enforcement policies or what effect future laws or regulations may have. We may be required to incur expenditures in the future for remediation of MGP and other sites.
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
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for GHG reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision would allow the EPA to proceed with alternate regulation of coal-fired power plants. However, the Court of Appeals decision is now before the U.S. Supreme Court, where the Court is expected to rule on the nature and extent of the EPA’s GHG regulatory authority. If any new rules require additional investment, NSP-Wisconsin believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
NSP-Wisconsin seeks to address climate change and potential climate change regulation through efforts to reduce its GHG emissions in a balanced, cost-effective manner.
Emerging Environmental Regulation
New regulations and legislation are being considered to regulate PFAS in drinking water, water discharges, commercial products, wastes, and other areas. PFAS are man-made chemicals found in many consumer products that can persist and accumulate in the environment. These chemicals have received heightened attention from environmental regulators. Increased regulation of PFAS and other emerging contaminants at the federal, state, and local level could have a potential adverse effect on our operations but at this time, it is uncertain what impact, if any, there will be on our operations, financial condition or cash flows. NSP-Wisconsin will continue to monitor these regulatory developments and their potential impact on its operations.
Other
Our operations are subject to workplace safety standards under the Federal Occupational Safety and Health Act of 1970 (“OSHA”) and comparable state laws that regulate the protection of worker health and safety. In addition, the Company is subject to other government regulations impacting such matters as labor, competition, data privacy, etc. Based on information to date and because our policies and business practices are designed to comply with all applicable laws, we do not believe the effects of compliance on our operations, financial condition or cash flows are material.

Employees
As of Dec. 31, 2021, NSP-Wisconsin had 518 full-time employees and one part-time employee, of which 382 were covered under collective-bargaining agreements.

ITEM 1A — RISK FACTORS
Xcel Energy, which includes NSP-Wisconsin, is subject to a variety of risks, many of which are beyond our control. Risks that may adversely affect the business, financial condition, results of operations or cash flows are described below. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated. These risks should be carefully considered together with the other information set forth in this report and future reports that we file with the SEC. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, financial condition, results of operations or cash flows in the future.
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
Management communicates regularly with the Board of Directors and its sole stockholder regarding risk. Senior management presents and communicates a periodic risk assessment to the Board of Directors providing information on the risks that management believes are material, including financial impact, timing, likelihood and mitigating factors. The Board of Directors regularly reviews management’s key risk assessments, which includes areas of existing and future macroeconomic, financial, operational, policy, environmental and security risks.
The oversight, management and mitigation of risk is an integral and continuous part of the Board of Directors’ governance of NSP-Wisconsin. Processes are in place to ensure appropriate risk oversight, as well as identification and consideration of new risks.
Operational Risks
Our natural gas and electric generation/transmission and distribution operations involve numerous risks that may result in accidents and other operating risks and costs.
Our natural gas transmission and distribution activities include inherent hazards and operating risks, such as leaks, explosions, outages and mechanical problems. Our electric generation, transmission and distribution activities include inherent hazards and operating risks such as contact, fire and outages.
These risks could result in loss of life, significant property damage, environmental pollution, impairment of our operations and substantial financial losses to employees, third-party contractors, customers or the public. We maintain insurance against most, but not all, of these risks and losses. The occurrence of these events, if not fully covered by insurance, could have a material effect on our financial condition, results of operations and cash flows as well as potential loss of reputation.
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
In addition, the long-term nature of both our planning and our asset lives are subject to risk. The electric utility sector is undergoing significant change (e.g., increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. Higher electric demand may require us to adopt new technologies and make significant transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
We are subject to longer-term availability of inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Our utilities are highly dependent on suppliers to deliver components in accordance with short and long-term project schedules.
Our products contain components that are globally sourced from suppliers who, in turn, source components from their suppliers. A shortage of key components in which an alternative supplier is not identified could significantly impact project plans. Such impacts could include timing of projects, including potential for project cancellation. Failure to adhere to project budgets and timelines could adversely impact our results of operations, financial condition or cash flows.
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
Due to the inherent uncertainty involved in price movements and potential deviation from historical pricing, NSP-Wisconsin is unable to fully assure that its risk management programs and procedures would be effective to protect against all significant adverse market deviations. In addition, NSP-Wisconsin cannot fully assure that its controls will be effective against all potential risks, including, without limitation, employee misconduct. If such programs and procedures are not effective, NSP-Wisconsin’s results of operations, financial condition or cash flows could be materially impacted.
Failure to attract and retain a qualified workforce could have an adverse effect on operations.
In 2021, the competition for talent has become increasingly intense as a result of the ongoing “great resignation”, and we may experience increased employee turnover due to this tightening labor market. In addition, specialized knowledge is required of our technical employees for construction and operation of transmission, generation and distribution assets, which may pose additional difficulty for us as we work to recruit, retain and motivate employees in this climate. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees could adversely impact our results of operations, financial condition or cash flows.
Our operations use third-party contractors in addition to employees to perform periodic and ongoing work.
We rely on third-party contractors to perform operations, maintenance and construction work. Our contractual arrangements with these contractors typically include performance standards, progress payments, insurance requirements and security for performance. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, our reputation and could introduce financial risk or risks of fines.

Our employees, directors, third-party contractors, or suppliers may violate or be perceived to violate our Codes of Conduct, which could have an adverse effect on our reputation.
We are exposed to risk of employee or third-party contractor fraud or other misconduct. All employees and members of the Board of Directors are subject to comply with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to comply with our supplier Code of Conduct. NSP-Wisconsin does not tolerate discrimination, violations of our Code of Conduct or other unacceptable behaviors. However, it is not always possible to identify and deter misconduct by employees and other third-parties, which may result in governmental investigations, other actions or lawsuits. If such actions are taken against us we may suffer loss of reputation and such actions could have a material effect on our financial condition, results of operations and cash flows.
Although we do not own any nuclear generating facilities, because our production and transmission system is operated on an integrated basis with NSP-Minnesota’s (an affiliate of NSP-Wisconsin) production and transmission system, we may be subject to risks associated with NSP-Minnesota’s nuclear generation.
NSP-Minnesota has two nuclear generation plants, Prairie Island and Monticello. Risks of nuclear generation include:
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
All of the members of our Board of Directors, as well as many of our executive officers, are officers of Xcel Energy Inc. Our Board of Directors makes determinations with respect to a number of significant corporate events, including the payment of our dividends.
We have historically paid quarterly dividends to Xcel Energy Inc. In 2021, 2020 and 2019 we paid $103 million, $70 million and $84 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for NSP-Wisconsin is imposed by our state regulatory commission. NSP-Wisconsin cannot pay annual dividends in excess of certain amounts if its calendar year average equity-to-total capitalization ratio is or falls below the state commission authorized level.
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
The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services and earn a return on our capital investment. Our rates are generally regulated and based on an analysis of our costs incurred in a test year. We are subject to future test years. Thus, the rates we are allowed to charge may or may not match our costs at any given time. Rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital.
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
We cannot be assured that our current credit ratings will remain in effect, or that a rating will not be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, use of historic test years, elimination of riders or interim rates, increasing depreciation lives, lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings.
In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies. Any credit ratings downgrade could lead to higher borrowing costs or lower proceeds from equity issuances. It could also impact our ability to access capital markets. Also, we may enter into contracts that require posting of collateral or settlement if credit ratings fall below investment grade.
We are subject to capital market and interest rate risks.
Utility operations require significant capital investment. As a result, we frequently need to access capital markets. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital market disruption and financial market distress could prevent us from issuing short-term commercial paper, issuing new securities or cause us to issue securities with unfavorable terms and conditions, such as higher interest rates or lower proceeds from equity issuances. Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on our operating results.
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
We may have direct credit exposure as part of our local gas distribution company supply activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., MISO), in which any credit losses are socialized to all market participants.
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
As of Dec. 31, 2021, Xcel Energy Inc. and its utility subsidiaries had approximately $21.8 billion of long-term debt and $1.6 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2021, Xcel Energy had guarantees outstanding with a $1 million maximum stated amount and immaterial exposure. Xcel Energy also had additional guarantees of $59 million at Dec. 31, 2021 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

Increasing costs of our defined benefit retirement plans and employee benefits may adversely affect our results of operations, financial condition or cash flows.
We have defined benefit pension and postretirement plans that cover most of our employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements of these plans. Estimates and assumptions may change. In addition, the Pension Protection Act sets the minimum funding requirements for defined benefit pension plans. Therefore, our funding requirements and contributions may change in the future. Also, the payout of a significant percentage of pension plan liabilities in a single year due to high numbers of retirements or employees leaving NSP-Wisconsin would trigger settlement accounting and could require NSP-Wisconsin to recognize incremental pension expense related to unrecognized plan losses in the year liabilities are paid, to the extent they are not subject to a regulatory deferral. Changes in industry standards utilized in key assumptions (e.g., mortality tables) could have a significant impact on future obligations and benefit costs.
Increasing costs associated with health care plans may adversely affect our results of operations.
Increasing levels of large individual health care claims and overall health care claims could have an adverse impact on our results of operations, financial condition or cash flows. Health care legislation could also significantly impact our benefit programs and costs.
Federal tax law may significantly impact our business.
NSP-Wisconsin collects estimated federal, state and local tax payments through their regulated rates. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Tax depreciable lives and the value/availability of various tax credits or the timeliness of their utilization may impact the economics or selection of resources. If tax rates are increased, there could be timing delays before regulated rates provide for recovery of such tax increases in revenues. In addition, certain IRS tax policies such as tax normalization may impact our ability to economically deliver certain types of resources relative to market prices.
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
The global outbreak of COVID-19 continues to impact countries, communities, supply chains and markets. A high degree of uncertainty continues to exist regarding the pandemic; the duration and magnitude of business restrictions (domestically and globally); the potential shortages of employees and third-party contractors due to quarantine policies, vaccination requirements or government restrictions; re-shutdowns, if any, and the level and pace of economic recovery.
Although the financial impact of the pandemic on our financial results has largely been mitigated, we cannot ultimately predict whether it will have a material impact on our future liquidity, financial condition or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic. The impact of COVID-19 may exacerbate other risks discussed herein, which could have a material effect on us. The situation is evolving and additional impacts may arise.
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
NSP-Wisconsin participates in GridEx, which is the largest grid security exercise in North America. These efforts, led by the NERC, test and further develop the coordination, threat sharing and interaction between utilities and various government agencies relative to potential cyber and physical threats against the nation’s electric grid.

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
Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as information processed in our systems (e.g., information regarding our customers, employees, operations, infrastructure and assets) could be affected by cyber security incidents, including those caused by human error. Our industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States and individuals. During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack has had a material impact on our business or results of operation.
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
In 2015, the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2º Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5º Celsius. In April 2021, ahead of the United Nations Climate Change Conference in Glasgow, the Biden Administration committed the U.S. to a Nationally Determined Contribution of 50-52% net GHG emissions reduction economy-wide from 2005 levels. This commitment and other agreements made in Glasgow could result in future additional GHG reductions in the United States. In addition, the Biden Administration has announced plans to implement new climate change programs, including potential regulation of GHG emissions targeting the utility industry.
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
The continued use of natural gas for both power generation and gas distribution have increasingly become a public policy advocacy target. These efforts may result in a limitation of natural gas as an energy source for both power generation and heating, which could impact our ability to reliably and affordably serve our customers.
In recent years, there have been various local and state agency proposals within and outside our service territories that would attempt to restrict the use and availability of natural gas. If such policies were to prevail, we may be forced to make new resource investment decisions which could potentially result in stranded costs if we are not able to fully recover costs and investments and impact the overall reliability of our service.
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
We have committed to a number of long-term climate change goals, which in part are dependent on future technologies not currently in existence. Given the long-term nature of these goals, there is an inherent uncertainty due to internal and external factors regarding our ability to achieve our stated climate change goals. To the extent climate change goals are not met, this could negatively impact our reputation and potentially result in financial risk.
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
While we carry liability insurance, given an extreme event, if NSP-Wisconsin was found to be liable for wildfire damages, amounts that potentially exceed our coverage could negatively impact our results of operations, financial condition or cash flows. Drought or water depletion could adversely impact our ability to provide electricity to customers, cause early retirement of power plants and increase the cost for energy. Adverse events may result in increased insurance costs and/or decreased insurance availability. We may not recover all costs related to mitigating these physical and financial risks.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2021	Fuel	Installed	MW (a)
Steam:
Bay Front-Ashland, WI, 2 Units	Wood/Natural Gas	1948 - 1956	41
French Island-La Crosse, WI, 2 Units	Wood/Refuse	1940 - 1948	16	(b)
Combustion Turbine:
French Island-La Crosse, WI, 2 Units	Oil	1974	122
Wheaton-Eau Claire, WI, 5 Units	Natural Gas/Oil	1973	234
Hydro:
Various locations, 63 Units	Hydro	Various	135
		Total	548
(a)Summer 2021 net dependable capacity.
(b)Refuse-derived fuel is made from municipal solid waste.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2021:

Conductor Miles
Transmission
345 KV	2,943
161 KV	1,778
115 KV	1,818
Less than 115 KV	5,870
Total Transmission	12,409
Distribution
Less than 115 KV	27,701
Total	40,110
NSP-Wisconsin had 204 electric utility transmission and distribution substations at Dec. 31, 2021.
Natural gas utility mains at Dec. 31, 2021:

Miles
Transmission	3
Distribution	2,526

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
The dividends declared during 2021 and 2020 were as follows:

(Millions of Dollars)	2021	2020
First quarter	$19	$17
Second quarter	15	20
Third quarter	50	18
Fourth quarter	26	19

ITEM 6 — [RESERVED]

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are adjusted from measures calculated and presented in accordance with GAAP.
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
Earnings Adjusted for Certain Items (Ongoing Earnings)
Ongoing earnings reflect adjustments to GAAP earnings (net income) for certain items
We use these non-GAAP financial measures to evaluate and provide details of NSP-Minnesota’s core earnings and underlying performance. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin. For the years ended Dec. 31, 2021 and 2020, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
2021 Comparison with 2020
NSP-Wisconsin’s net income was $108 million for 2021 compared with $107 million for 2020. The increase largely reflects regulatory outcomes primarily offset by income tax expenses.
Electric Margin
Electric margin is presented as electric revenues less electric fuel and purchased power expenses. Expenses incurred for electric fuel and purchased power are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these price fluctuations generally have minimal impact on earnings impact due to fuel recovery mechanisms. In addition, electric customers receive a credit for production tax credits generated, which reduce electric revenue and income taxes.
Electric Revenues, Fuel and Purchased Power and Electric Margin

(Millions of Dollars)	2021	2020
Electric revenues	$922	$855
Electric fuel and purchased power	(428)	(392)
Electric margin	$494	$463
Changes in Electric Margin

(Millions of Dollars)	2021 vs. 2020
Regulatory rate outcomes	$24
Sales and demand	7
Estimated impact of weather	3
Other (net)	(3)
Total increase in electric margin	$31
Natural Gas Margin
Natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for the cost of natural gas sold are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas generally have minimal earnings impact due to cost recovery mechanisms.
Natural Gas Revenues, Cost of Natural Gas Sold and Transported and Natural Gas Margin

(Millions of Dollars)	2021	2020
Natural gas revenues	$182	$119
Cost of natural gas sold and transported	(117)	(53)
Natural gas margin	$65	$66
Decrease in natural gas margin is primarily due to a decline in retail sales growth.
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization decreased $9 million for 2021 compared with 2020. The decrease is due to lower amortization of environmental regulatory assets, partially offset by normal system expansion and deferred tax liability amortization.
Income Taxes — Income tax expense increased $37 million for 2021. The increase was primarily driven by a decrease in plant regulatory differences, lower non-plant accumulated deferred income tax amortization and higher pretax earnings in 2021.

Other
Winter Storm Uri
In February 2021, the United States experienced Winter Storm Uri. Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity. As a result of the extremely high market prices, NSP-Wisconsin incurred net natural gas, fuel and purchased energy costs of approximately $45 million (which were largely deferred as regulatory assets).
Regulatory Overview — NSP-Wisconsin has natural gas, fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, NSP-Wisconsin deferred February 2021 cost increases over a period of up to 10 months to mitigate the impact to customer bills. Additionally, we did not request recovery of financing costs in order to further limit the impact to our customers.
Proceedings:

Jurisdiction	Regulatory Status
Wisconsin	In March, the PSCW approved NSP-Wisconsin’s proposal to recover $45 million of Winter Storm Uri natural gas costs over nine months through December 2021 with no financing charge.
Michigan	In May, the MPSC approved recovery of $2 million in natural gas costs over 10 months with no financing charge.

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

Purchased Gas Adjustment	A retail cost-recovery mechanism to recover the actual cost of natural gas, transportation, and storage services.
Natural Gas Cost-Recovery Factor (MI)	NSP-Wisconsin’s natural gas rates for Michigan customers include a natural gas cost-recovery factor, based on 12-month projections and trued-up to actual amounts on an annual basis.

Pending and Recently Concluded Regulatory Proceedings
Wisconsin Electric and Natural Gas Settlement — In December 2021, the PSCW approved a rate case settlement agreement and 2022 fuel cost plan without modification. New rates and tariffs were effective Jan. 1, 2022. Key elements of the settlement:
•An increase in electric rates of $35 million (4.9%) for 2022 and an incremental $18 million increase (2.5%) for 2023.
•An increase in natural gas rates of $10 million (8.4%) for 2022 and an incremental $3 million (2.3%) for 2023.
•ROE of 9.80% for 2022 and 10.00% for 2023.
•Equity ratio of 52.5% for both 2022 and 2023.
•Returning $9 million in various net regulatory liabilities to offset customer impacts in 2023.
•Deferring certain pension and other post-employment benefit expense in 2021 through 2023.
•Incorporating an earnings sharing mechanism for 2022 and 2023.
Michigan Electric Rate Case — In January 2022, NSP-Wisconsin reached an electric rate case settlement in principle with the MPSC staff and others. The settlement grants NSP-Wisconsin an electric revenue increase of $1.6 million in 2022, based on a ROE of 9.7% and an equity ratio of 52.5%. The MPSC is expected to rule on the settlement in the first quarter of 2022.
FERC NOPR on ROE Incentive Adders — In April 2021, the FERC issued a NOPR proposing to limit collection of ROE incentive adders for RTO membership to the first three years after an entity begins participation in an RTO. If adopted as a final rule, NSP-Minnesota would prospectively discontinue charging their current 50 basis point ROE incentive adders. Amounts related to a discontinuance of the adder would ultimately be offset by an increase in retail rates, subject to future rate cases.
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
A 100 basis point change in the benchmark rate on NSP-Wisconsin’s variable rate debt would impact pretax interest expense annually by $1 million and an immaterial amount for the year ended Dec. 31, 2021 and 2020, respectively.
Credit Risk — NSP-Wisconsin is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. NSP-Wisconsin maintains credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.
At Dec. 31, 2021 and 2020, a 10% increase or decrease in commodity prices would have no impact on credit exposure.
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
NSP-Wisconsin management assessed the effectiveness of NSP-Wisconsin’s internal control over financial reporting as of Dec. 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2021, NSP-Wisconsin’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 23, 2022	Feb. 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Northern States Power Company, a Wisconsin corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company, a Wisconsin corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
•We read relevant regulatory orders issued by the Commissions for the Company, regulatory statutes, interpretations, procedural schedules and memorandums, filings made by intervenors, experts’ testimony and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. If the full recovery of project costs is being challenged by intervenors, we evaluated management’s assessment of the probability of a disallowance. We evaluated the external information and compared to the Company’s recorded regulatory assets and liabilities for completeness.
•We obtained management’s analysis and correspondence from counsel, as appropriate, regarding regulatory assets or liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 23, 2022

We have served as the Company’s auditor since 2002.

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2021	2020	2019
Operating revenues
Electric, non-affiliates	$733	$687	$668
Electric, affiliates	189	168	177
Natural gas	182	119	136
Other	1	—	—
Total operating revenues	1,105	974	981

Operating expenses
Electric fuel and purchased power, non-affiliates	20	13	11
Purchased power, affiliates	408	379	394
Cost of natural gas sold and transported	117	53	65
Operating and maintenance expenses	198	191	201
Conservation program expenses	13	13	12
Depreciation and amortization	147	156	138
Taxes (other than income taxes)	28	28	29
Total operating expenses	931	833	850

Operating income	174	141	131

Other expense, net	(1)	(8)	(1)
Allowance for funds used during construction — equity	5	5	3

Interest charges and financing costs
Interest charges — includes other financing costs of $1, $1 and $1, respectively	42	40	39
Allowance for funds used during construction — debt	(2)	(2)	(1)
Total interest charges and financing costs	40	38	38

Income before income taxes	138	100	95
Income tax expense (benefit)	30	(7)	16
Net income	$108	$107	$79

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2021	2020	2019
Operating activities
Net income	$108	$107	$79
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	148	158	139
Deferred income taxes	9	(36)	5
Allowance for equity funds used during construction	(5)	(5)	(3)
Provision for bad debts	4	7	7
Changes in operating assets and liabilities:
Accounts receivable	(5)	(12)	(10)
Accrued unbilled revenues	(16)	—	3
Inventories	(12)	(5)	(8)
Other current assets	(4)	(3)	13
Accounts payable	8	(3)	(10)
Net regulatory assets and liabilities	(41)	—	15
Other current liabilities	2	4	11
Pension and other employee benefit obligations	(9)	(7)	(7)
Other, net	(1)	(3)	—
Net cash provided by operating activities	186	202	234

Investing activities
Capital/construction expenditures	(264)	(238)	(212)
Investments in utility money pool arrangement	(71)	—	—
Repayments from money pool arrangement	71	—	—
Net cash used in investing activities	(264)	(238)	(212)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	64	(46)	13
Proceeds from issuance of long-term debt	99	97	—
Repayments of long-term debt	(19)	—	—
Borrowings under money pool arrangement	358	—	—
Repayments under money pool arrangement	(358)	—	—
Capital contributions from parent	46	56	48
Dividends paid to parent	(103)	(70)	(84)
Net cash provided by (used in) financing activities	87	37	(23)

Net change in cash, cash equivalents and restricted cash	9	1	(1)
Cash, cash equivalents and restricted cash at beginning of period	2	1	2
Cash, cash equivalents and restricted cash at end of period	$11	$2	$1

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(38)	$(36)	$(36)
Cash paid for income taxes, net	(22)	(26)	—

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$43	$21	$29
Inventory transfers to property, plant and equipment	1	5	9
Allowance for equity funds used during construction	5	5	3

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2021	2020
Assets
Current assets
Cash and cash equivalents	$11	$2
Accounts receivable, net	71	70
Accrued unbilled revenues	69	53
Other receivables	3	1
Inventories	27	15
Regulatory assets	21	19
Prepaid taxes	25	24
Prepayments and other	7	7
Total current assets	234	191

Property, plant and equipment, net	2,660	2,484

Other assets
Regulatory assets	225	215
Other investments	3	3
Other	1	1
Total other assets	229	219
Total assets	$3,123	$2,894

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$19
Short-term debt	83	19
Accounts payable	69	41
Accounts payable to affiliates	23	15
Dividends payable to parent	26	19
Regulatory liabilities	4	31
Taxes accrued	10	12
Environmental liabilities	4	4
Accrued interest	10	10
Other	17	15
Total current liabilities	246	185

Deferred credits and other liabilities
Deferred income taxes	325	307
Deferred investment tax credits	5	6
Regulatory liabilities	372	350
Environmental liabilities	14	16
Customer advances	23	20
Pension and employee benefit obligations	16	28
Other	32	27
Total deferred credits and other liabilities	787	754

Commitments and contingencies
Capitalization
Long-term debt	987	887
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Dec. 31, 2021 and Dec. 31, 2020, respectively	93	93
Additional paid in capital	642	605
Retained earnings	368	370
Total common stockholder's equity	1,103	1,068
Total liabilities and equity	$3,123	$2,894

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2018	933,000	$93	$510	$339	$942

Net income				79	79
Common dividends declared to parent				(81)	(81)
Contribution of capital by parent			27		27
Balance at Dec. 31, 2019	933,000	$93	$537	$337	$967

Net income				107	107
Common dividends declared to parent				(74)	(74)
Contribution of capital by parent			68		68
Balance at Dec. 31, 2020	933,000	$93	$605	$370	$1,068

Net income				108	108
Common dividends declared to parent				(110)	(110)
Contribution of capital by parent			37		37
Balance at Dec. 31, 2021	933,000	$93	$642	$368	$1,103

See Notes to Consolidated Financial Statements

NORTHERN STATES POWER COMPANY - WISCONSIN
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
Use of Estimates — NSP-Wisconsin uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for items such as plant depreciable lives or potential disallowances, AROs, certain regulatory assets and liabilities, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs. Recorded estimates are revised when better information becomes available or actual amounts can be determined. Revisions can affect operating results.
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
The effects of NSP-Wisconsin’s tax rate changes are generally subject to a normalization method of accounting. Therefore, the revaluation of most of its net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability, which would be refundable to utility customers over the remaining life of the related assets. NSP-Wisconsin anticipates that a tax rate increase would result in the establishment of a regulatory asset, subject to an evaluation of whether future recovery is expected.
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
NSP-Wisconsin records depreciation expense using the straight-line method over the plant’s commission-approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are recovered in rates as authorized by the appropriate regulatory entities. The amount of removal costs is based on current factors used in existing depreciation rates. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.6% in 2021, 3.6% in 2020 and 3.6% in 2019.
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
See Note 9 for further information.
Environmental Costs — Environmental costs are recorded when it is probable NSP-Wisconsin is liable for remediation costs and the liability can be reasonably estimated. Costs are deferred as a regulatory asset if it is probable that the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. For certain environmental costs related to facilities currently in use, such as for emission-control equipment, the cost is capitalized and depreciated over the life of the plant.
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
As of both Dec. 31, 2021 and 2020, the allowance for bad debts was $8 million.

Inventory — Inventory is recorded at average cost and consisted of the following:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$8	$7
Fuel	9	4
Natural gas	10	4
Total inventories	$27	$15
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
Alternative Revenue — Certain rate rider mechanisms qualify as alternative revenue programs. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety or other mandate or from other instances where the regulator authorizes a future surcharge in response to past activities or completed events. When certain criteria are met, including expected collection within 24 months, revenue is recognized equal to the revenue requirement, which may include return on rate base items and incentives. The mechanisms are revised periodically for differences between total amount collected and the revenue recognized, which may increase or decrease the level of revenue collected from customers. Alternative revenues arising from these programs are presented on a gross basis and disclosed separately from revenue from contracts with customers.
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

3. Property, Plant, and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$3,348	$3,197
Natural gas plant	423	391
Common and other property	233	221
CWIP	134	71
Total property, plant and equipment	4,138	3,880
Less accumulated depreciation	(1,478)	(1,396)
Property, plant and equipment, net	$2,660	$2,484

Joint Ownership of Transmission Facilities
Jointly owned assets as of Dec. 31, 2021:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
Electric transmission:
La Crosse, WI to Madison, WI	$177	$15	37%
CapX2020	169	28	80
Total (a)	$346	$43
(a)Projects additionally include $2 million in CWIP.
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2021		Dec. 31, 2020
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Environmental remediation costs	1, 10	Various	$13	$79	$13	$94
Pension and retiree medical obligations	9	Various	4	55	4	67
Deferred natural gas and electric energy/fuel costs	7	One to two years	2	29	—	—
State commission adjustments		Plant lives	1	21	1	20
Recoverable deferred taxes on AFUDC		Plant lives	—	19	—	18
Net AROs (a)	1, 10	Various	—	10	—	6
Losses on reacquired debt		Term of related debt	—	2	—	2
Other		Various	1	10	1	8
Total regulatory assets			$21	$225	$19	$215
(a)Includes amounts recorded for future recovery of AROs.
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2021		Dec. 31, 2020
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	1, 10	Various	$—	$201	$—	$184
Deferred income tax adjustments and TCJA refunds (a)	7	Various	—	152	—	161
United States Department of Energy Settlement		Various	—	14	12	—
Deferred natural gas and electric energy/fuel costs		Less than one year	3	—	17	1
Other		Various	1	5	2	4
Total regulatory liabilities			$4	$372	$31	$350
(a)    Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
At Dec. 31, 2021 and 2020, NSP-Wisconsin had no regulatory assets of past expenditures that were not eligible to earn a return.

5. Borrowings and Other Financing Instruments
Short Term Borrowings
NSP-Wisconsin meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool.
Money Pool — Xcel Energy Inc. and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings between the utility subsidiaries. Xcel Energy Inc. may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy Inc. NSP-Wisconsin began participation in the money pool in 2021 following approval by the PSCW in October 2020.
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2021	Year Ended
		2021
Borrowing limit	$150	$150
Amount outstanding at period end	—	—
Average amount outstanding	31	16
Maximum amount outstanding	78	78
Weighted average interest rate, computed on a daily basis	0.05%	0.05%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2021	Year Ended Dec. 31
		2021	2020	2019
Borrowing limit	$150	$150	$150	$150
Amount outstanding at period end	83	83	19	65
Average amount outstanding	3	3	30	51
Maximum amount outstanding	83	83	95	93
Weighted average interest rate, computed on a daily basis	0.21	0.18	1.59	2.38
Weighted average interest rate at end of period	0.21	0.21	0.17	1.97
Letters of Credit — NSP-Wisconsin may use letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2021 and 2020, there were no letters of credit outstanding.
Credit Facility — In order to use commercial paper programs to fulfill short-term funding needs, NSP-Wisconsin must have revolving credit facilities in place at least equal to the amount of their respective commercial paper borrowing limits and cannot issue commercial paper exceeding available capacity under these credit facilities. The lines of credit provide short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
Features of the credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2021	2020
49%	46%	N/A	1
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
If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2021, NSP-Wisconsin was in compliance with all financial covenants.
NSP-Wisconsin had the following committed credit facility available as of Dec. 31, 2021 (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150	$83	$67
(a)This credit facility matures in June 2024.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the facility outstanding at Dec. 31, 2021 and 2020, respectively.
Other Short-Term Borrowings — Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. at Dec. 31, 2021 and 2020, respectively.
Long-Term Borrowings and Other Financing Instruments
Generally, all property of NSP-Wisconsin is subject to the lien of its first mortgage indenture. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of new issuance.
Long-term debt obligations for NSP-Wisconsin as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2021	2020
City of La Crosse resource recovery bond	6.00%	Nov. 1, 2021	$—	$19
First mortgage bonds	3.30	June 15, 2024	100	100
First mortgage bonds	3.30	June 15, 2024	100	100
First mortgage bonds	6.375	Sept. 1, 2038	200	200
First mortgage bonds	3.70	Oct. 1, 2042	100	100
First mortgage bonds	3.75	Dec. 1, 2047	100	100
First mortgage bonds	4.20	Sept. 1, 2048	200	200
First mortgage bonds (b)	3.05	May 1, 2051	100	100
First mortgage bonds (a)	2.82	May 1, 2051	100	—
Other long-term debt			1	—
Unamortized discount			(4)	(4)
Unamortized debt issuance cost			(10)	(9)
Current maturities			—	(19)
Total long-term debt			$987	$887
(a)2021 financing.
(b)2020 financing.

Maturities of long-term debt:

(Millions of Dollars)
2022	$—
2023	—
2024	200
2025	—
2026	—
Deferred Financing Costs — Deferred financing costs of approximately $10 million and $9 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2021 and 2020, respectively. NSP-Wisconsin is amortizing these financing costs over the remaining maturity periods of the related debt.
Dividend Restrictions — NSP-Wisconsin’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings.
NSP-Wisconsin’s state regulatory commission additionally imposes dividend limitations, which are more restrictive than those imposed by the FERC.
Requirements and actuals as of Dec. 31, 2021:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual
Low	High	2021
52.5%	N/A	52.8%

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization (a)
$11	million	2,091	million	N/A
(a) NSP-Wisconsin cannot pay annual dividends in excess of forecasted levels if its average equity-to-total capitalization ratio falls below the commission authorized level.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$272	$91	$—	$363
C&I	441	85	—	526
Other	8	—	1	9
Total retail	721	176	1	898
Interchange	189	—	—	189
Other	—	4	—	4
Total revenue from contracts with customers	910	180	1	1,091
Alternative revenue and other	12	2	—	14
Total revenues	$922	$182	$1	$1,105

	Year Ended Dec. 31, 2020
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$258	$64	$322
C&I	411	49	460
Other	6	—	6
Total retail	675	113	788
Interchange	168	—	168
Other	—	4	4
Total revenue from contracts with customers	843	117	960
Alternative revenue and other	12	2	14
Total revenues	$855	$119	$974

	Year Ended Dec. 31, 2019
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$240	$73	$313
C&I	409	57	466
Other	6	—	6
Total retail	655	130	785
Interchange	177	—	177
Other	1	4	5
Total revenue from contracts with customers	833	134	967
Alternative revenue and other	12	2	14
Total revenues	$845	$136	$981

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
Additionally, the statute of limitations related to certain federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to the additional federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.

State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2021, NSP-Wisconsin’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2016. In March 2021, Wisconsin began an audit of tax years 2016 - 2019. As of Dec. 31, 2021 no material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$2	$1
Unrecognized tax benefit — Temporary tax positions	1	1
Total unrecognized tax benefit	$3	$2
Changes in unrecognized tax benefits:

(Millions of Dollars)	2021	2020	2019
Balance at Jan. 1	$2	$3	$3
Additions for tax positions of prior years	1	1	—
Reductions for tax positions of prior years	—	(2)	—
Balance at Dec. 31	$3	$2	$3
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(2)	$(2)
As the IRS progresses its review of the tax loss carryback claims and as state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $1 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. Payables for interest related to unrecognized tax benefits at Dec. 31, 2021, 2020 and 2019 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2021, 2020 or 2019.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2021	2020
Federal tax credit carryforwards	$8	$7
State NOL carryforward	2	2
Federal carryforward periods expire between 2031 and 2041 and state carryforward periods expire between 2031 and 2036.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2021	2020	2019 (a)
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	6.2	6.2	6.2
Increases (decreases) in tax from:
Plant regulatory differences (b)	(4.1)	(19.3)	(5.2)
Other tax credits, net NOL & tax credit allowances	(1.0)	(1.5)	(1.8)
Change in unrecognized tax benefits	0.3	(0.8)	0.7
Amortization of excess nonplant deferred taxes	—	(12.6)	—
Reversal of prior regulatory differences	—	—	(3.6)
Other, net	(0.7)	—	(0.5)
Effective income tax rate	21.7%	(7.0)%	16.8%
(a)Prior periods have been reclassified to conform to current year presentation.
(b)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2021	2020	2019
Current federal tax expense	$17	$25	$6
Current state tax expense	4	6	5
Current change in unrecognized tax (benefit) expense	—	(1)	1
Deferred federal tax expense (benefit)	3	(37)	3
Deferred state tax expense	6	1	2
Deferred ITCs	—	(1)	(1)
Total income tax expense (benefit)	$30	$(7)	$16
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2021	2020	2019
Deferred tax expense excluding items below	$18	$9	$17
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(10)	(45)	(12)
Other	1	—	—
Deferred tax expense (benefit)	$9	$(36)	$5

Components of net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2021	2020 (a)
Deferred tax liabilities:
Difference between book and tax bases of property	$331	$324
Regulatory assets	29	32
Pension expense	11	12
Deferred fuel costs	8	—
Other	7	9
Total deferred tax liabilities	$386	$377

Deferred tax assets:
Regulatory liabilities	$38	$41
Tax credit carryforward	8	8
Environmental remediation	5	6
Other employee benefits	4	4
Rate refund	—	4
Deferred ITCs	2	3
Other	4	4
Total deferred tax assets	$61	$70
Net deferred tax liability	$325	$307
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
Interest Rate Derivatives — NSP-Wisconsin may enter into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of Dec. 31, 2021, NSP-Wisconsin had no unsettled interest rate derivatives.
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
Impact of Derivative Activities on Income — Changes in the fair value of natural gas commodity derivatives resulted in net losses of $1 million, for the years ended Dec. 31, 2021, 2020 and 2019, recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During the year ended Dec. 31, 2021 there were immaterial natural gas commodity derivatives settlement losses and in 2020 and 2019, settlement losses of $1 million were recognized subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2021, 2020 and 2019.

Recurring Fair Value Measurements — NSP-Wisconsin’s derivative assets measured at fair value on a recurring basis were as follows:

	Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$1	$—	$1	$—	$1

	Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total (c)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative liabilities
Natural gas commodity	$—	$1	$—	$1	$—	$1

	Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$1	$—	$1	$—	$1
(a)NSP-Wisconsin nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2021 and Dec. 31, 2020. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Included in prepayments and other current assets balance of $7 million at Dec. 31, 2021 and Dec. 31, 2020 on the consolidated balance sheets, respectively.
(c)Included in other current liabilities balance of $1 million at Dec. 31, 2021 on the consolidated balance sheets.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2021		2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$987	$1,143	$906	$1,124
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2021 and 2020, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy, which includes NSP-Wisconsin, has several noncontributory, qualified, defined benefit pension plans that cover almost all employees. All newly hired or rehired employees participate under the Cash Balance formula, which is based on pay credits using a percentage of annual eligible pay and annual interest credits. The average annual interest crediting rates for these plans was 1.96, 1.78 and 2.74 percent in 2021, 2020, and 2019, respectively. Some employees may participate under legacy formulas such as the traditional final average pay or pension equity. Xcel Energy’s policy is to fully fund into an external trust the actuarially determined pension costs subject to the limitations of applicable employee benefit and tax laws.
In addition to the qualified pension plans, Xcel Energy maintains a SERP and a nonqualified pension plan. The SERP is maintained for certain executives who participated in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions funded by Xcel Energy’s consolidated operating cash flows. Obligations of the SERP and nonqualified plan as of Dec. 31, 2021 and 2020 were $43 million and $43 million, respectively, of which $1 million was attributable to NSP-Wisconsin in both years. Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $4 million and $6 million in 2021 and 2020, respectively, of which amounts attributable to NSP-Wisconsin were immaterial.
Xcel Energy, which includes NSP-Wisconsin, investment-return assumption considers the expected long-term performance for each of the asset classes in its pension and postretirement health care portfolio. Xcel Energy considers the historical returns achieved by its asset portfolios over long time periods, as well as long-term projected return levels. 20 years or longer period, as well as the long-term projected return levels. Xcel Energy and NSP-Wisconsin continually review their pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2021 were above the assumed level of 6.60%.
•Investment returns in 2020 were below the assumed level of 7.10%.
•Investment returns in 2019 were above the assumed level of 7.10%.
•In 2022, NSP-Wisconsin’s expected investment-return assumption is 6.60%.
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
Xcel Energy’s ongoing investment strategy is based on plan-specific investment recommendations that seek to minimize potential investment and interest rate risk as a plan’s funded status increases over time. The investment recommendations consider many factors and generally result in a greater percentage of long-duration fixed income securities being allocated to specific plans having relatively higher funded status ratios and a greater percentage of growth assets being allocated to plans having relatively lower funded status ratios.

Plan Assets
For each of the fair value hierarchy levels, NSP-Wisconsin’s pension plan assets measured at fair value:

	Dec. 31, 2021 (a)					Dec. 31, 2020 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$5	$—	$—	$—	$5	$8	$—	$—	$—	$8
Commingled funds	49	—	—	44	93	57	—	—	44	101
Debt securities	—	36	—	—	36	—	26	—	—	26
Equity securities	3	—	—	—	3	4	—	—	—	4
Other	—	—	—	—	—	1	—	—	—	1
Total	$57	$36	$—	$44	$137	$70	$26	$—	$44	$140
(a)See Note 8 for further information on fair value measurement inputs and methods.
NSP-Wisconsin has immaterial postretirement benefit plan assets that were measured at fair value at Dec. 31, 2021 and 2020.
No assets were transferred in or out of Level 3 for 2021 or 2020.
Funded Status — Benefit obligations for both pension and postretirement plans increased from Dec. 31, 2020 to Dec. 31, 2021, due primarily to benefit payments and increases in discount rates used in actuarial valuations. Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for NSP-Wisconsin are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2021	2020	2021	2020
Change in Benefit Obligation:
Obligation at Jan. 1	$154	$144	$13	$13
Service cost	5	4	—	—
Interest cost	4	5	1	1
Actuarial (gain) loss	(4)	13	(1)	—
Benefit payments	(18)	(12)	(2)	(1)
Obligation at Dec. 31	$141	$154	$11	$13
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$140	$124	$—	$—
Actual return on plan assets	10	21	—	—
Employer contributions	5	7	1	1
Benefit payments	(18)	(12)	(1)	(1)
Fair value of plan assets at Dec. 31	$137	$140	$—	$—
Funded status of plans at Dec. 31	$(4)	$(14)	$(11)	$(13)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Current liabilities	$—	$—	$(1)	$(1)
Noncurrent liabilities	(4)	(14)	(10)	(12)
Net amounts recognized	$(4)	$(14)	$(11)	$(13)

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2021	2020	2021	2020
Discount rate for year-end valuation	3.08%	2.71%	3.09%	2.65%
Expected average long-term increase in compensation level	3.75%	3.75%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	5.30%	5.50%
Health care costs trend rate — initial: Post-65	N/A	N/A	4.90%	5.00%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	4	5
Accumulated benefit obligation for the pension plan was $129 million and $141 million as of Dec. 31, 2021 and 2020, respectively.

Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other expense in the consolidated statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2021	2020	2019	2021	2020	2019
Service cost	$5	$4	$4	$—	$—	$—
Interest cost	4	5	6	1	1	1
Expected return on plan assets	(8)	(8)	(8)	—	—	—
Amortization of net loss	5	5	4	—	—	—
Settlement charge (a)	5	—	—	—	—	—
Net periodic pension cost	$11	$6	$6	$1	$1	$1
Effects of regulation	(3)	7	—	—	—	—
Net benefit cost recognized for financial reporting	$8	$13	$6	$1	$1	$1
Significant Assumptions Used to Measure Costs:
Discount rate	2.71%	3.49%	4.31%	2.65%	3.47%	4.32%
Expected average long-term increase in compensation level	3.75	3.75	3.75	—	—	—
Expected average long-term rate of return on assets	6.60	7.10	7.10	4.10	4.50	4.50
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2021, as a result of lump-sum distributions during the 2021 plan year, NSP-Wisconsin recorded a total pension settlement charge of $5 million in 2021, a total of $1 million of that amount was recorded in the income statement in 2021. There were no settlement charges recorded to the qualified pension plans in 2020 and 2019.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2021	2020	2021	2020
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$44	$60	$6	$7
Prior service credit	—	—	—	(1)
Total	$44	$60	$6	$6
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$4	$4	$—	$—
Noncurrent regulatory assets	40	56	6	6
Total	$44	$60	$6	$6

Measurement date	Dec. 31, 2021	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2020
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2019-2022 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$50 million in January 2022, of which $1 million was attributable to NSP-Wisconsin.
•$131 million in 2021, of which $5 million was attributable to NSP-Wisconsin.
•$150 million in 2020, of which $7 million was attributable to NSP-Wisconsin.
•$154 million in 2019, of which $7 million was attributable to NSP-Wisconsin.
The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities.
Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$9 million in January 2022, of which $1 million is attributable to NSP-Wisconsin.
•$15 million in 2021, of which $2 million, was attributable to NSP-Wisconsin.
•$11 million in 2020, of which $1 million was attributable to NSP-Wisconsin.
•$15 million in 2019, of which $1 million was attributable to NSP-Wisconsin.
Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Domestic and international equity securities	33%	35%	15%	15%
Long-duration fixed income and interest rate swap securities	37	35	—	—
Short-to-intermediate fixed income securities	11	13	71	72
Alternative investments	17	15	8	9
Cash	2	2	6	4
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year

Plan Amendments — In 2019, the Pension Protection Act measurement concept was extended beyond 2019 for NSP bargaining terminations and retirements to Dec. 31, 2022.
In 2020, there were no significant plan amendments made which affected the postretirement benefit obligation.
In 2021, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
Projected Benefit Payments
NSP-Wisconsin’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2022	$15	$1	$—	$1
2023	11	1	—	1
2024	11	1	—	1
2025	11	1	—	1
2026	11	1	—	1
2027-2031	54	3	—	3
Defined Contribution Plans
Xcel Energy, which includes NSP-Wisconsin, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for NSP-Wisconsin was approximately $2 million in 2021, 2020 and 2019.
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
One case remains active which includes a multi-district litigation matter consisting of a Wisconsin purported class (Arandell Corp.).
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
Rate Matters
NSP-Wisconsin is involved in various regulatory proceedings arising in the ordinary course of business. Until resolution, typically in the form of a rate order, uncertainties may exist regarding the ultimate rate treatment for certain activities and transactions. Amounts have been recognized for probable and reasonably estimable losses that may result. Unless otherwise disclosed, any reasonably possible range of loss in excess of any recognized amount is not expected to have a material effect on the consolidated financial statements.
MISO ROE Complaints — In November 2013 and February 2015, customer groups filed two ROE complaints against MISO TOs, which includes NSP-Minnesota and NSP-Wisconsin. The first complaint requested a reduction in base ROE transmission formula rates from12.38% to 9.15% for the time period of Nov. 12, 2013 to Feb. 11, 2015, and removal of ROE adders (including those for RTO membership). The second complaint requested, for a subsequent time period, a base ROE reduction from 12.38% to 8.67%.
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
In November 2020, the FERC issued an order (Opinion No. 569-B) in response to rehearing requests. The FERC corrected certain inputs to its

ROE calculation model, did not change the ROE effective Sept. 28, 2016, and for the first MISO complaint period and upheld its decision to deny refunds for the second complaint period. NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers. Each 10 basis point reduction in ROE for the first complaint period, second complaint period and subsequent period relative to amounts accrued would reduce Xcel Energy’s net income by $2 million and $1 million, respectively.
The MISO TOs and various parties have filed petitions for review of Opinion Nos. 569, 569-A and 569-B at the D.C. Circuit. Oral arguments were held in late 2021 and a decision is expected by the end of the third quarter of 2022.
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
Historical MGP, Landfill and Disposal Sites
NSP-Wisconsin is currently investigating, remediating or performing post-closure actions at four historical MGP, landfill or other disposal sites across its service territories.
NSP-Wisconsin has recognized its best estimate of costs/liabilities from final resolution of these issues; however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Water and Waste
Federal CWA Waters of the U.S. Rule — NSP-Wisconsin is monitoring ongoing changes to the definition of Waters of the U.S. under the CWA. Regardless of which definition is applicable in the states in which we operate, NSP-Wisconsin does not anticipate that compliance costs will be material.
Federal CWA Section 316(b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Wisconsin estimates the likely future cost for complying with impingement requirements is approximately $4 million, to be incurred between 2022 and 2028, while the total cost of entrainment improvements is anticipated to be immaterial. NSP-Wisconsin believes two plants could be required to make improvements to reduce impingement and entrainment. The exact total cost of the impingement and entrainment improvements is uncertain, but could be up to $4 million. NSP-Wisconsin anticipates these costs will be fully recoverable through regulatory mechanisms.
AROs — AROs have been recorded for NSP-Wisconsin’s assets.
NSP-Wisconsin’s AROs were as follows:

	2021
(Millions of Dollars)	Jan. 1, 2021	Accretion	Cash Flow Revisions (a)	Dec. 31, 2021 (b)
Electric
Steam, hydro and other production	$8	$1	$—	$9
Distribution	5	—	—	5
Natural gas
Distribution	9	—	3	12
Total liability (c)	$22	$1	$3	$26
(a)In 2021, AROs were revised for changes in timing and estimates of cash flows. Changes in gas distribution AROs were primarily related to changes in labor rates coupled with increased gas line mileage and number of services.
(b)There were no ARO amounts incurred or settled in 2021.
(c)Included in other long-term liabilities balance in the consolidated balance sheet.

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
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Wisconsin’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2021. Therefore, an ARO has not been recorded for these facilities.
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
NSP-Minnesota’s public liability for claims from any nuclear incident is limited to $13.5 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has secured $450 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $13.0 billion of exposure is funded by the Secondary Financial Protection Program available from assessments by the federal government.

NSP-Minnesota is subject to assessments of up to $138 million per reactor-incident for each of its three reactors, for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $21 million per reactor-incident during any one year. Maximum assessments are subject to inflation adjustments by the NRC.
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
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of $11 million for business interruption insurance and $33 million for property damage insurance if losses exceed accumulated reserve funds.
Fuel Contracts
NSP-Wisconsin has entered into various long-term commitments for the purchase and delivery of a significant portion of its refuse-derived fuel/wood and natural gas requirements. These contracts expire between 2022 and 2032. NSP-Wisconsin is required to pay additional amounts depending on actual quantities shipped under these agreements.
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
Estimated minimum purchases under these contracts as of Dec. 31, 2021:

(Millions of Dollars)	Refuse-derived fuel/wood	Natural gas supply	Natural gas storage and transportation
2022	$4	$15	$16
2023	2	—	13
2024	1	—	12
2025	1	—	11
2026	1	—	11
Thereafter	3	—	9
Total (a)	$12	$15	$72
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
Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for low-income housing limited partnerships include the following:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
Current assets	$—	$—
Property, plant and equipment, net	1	1
Other noncurrent assets	—	—
Total assets	$1	$1

Current liabilities	$—	$—
Mortgages and other long-term debt payable	1	1
Other noncurrent liabilities	—	—
Total liabilities	$1	$1

11. Segment Information
NSP-Wisconsin evaluates performance based on profit or loss generated from the product or service provided. These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.
NSP-Wisconsin has the following reportable segments:
•Regulated Electric — The regulated electric utility segment generates, transmits and distributes electricity in Wisconsin and Michigan.
•Regulated Natural Gas — The regulated natural gas utility segment transports, stores and distributes natural gas in portions of Wisconsin and Michigan.
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
NSP-Wisconsin’s segment information:

(Millions of Dollars)	2021	2020	2019
Regulated Electric
Operating revenues — external (a)	$922	$855	$845
Intersegment revenue	—	1	—
Total revenues	$922	$856	$845
Depreciation and amortization	120	108	109
Interest charges and financing costs	36	34	34
Income tax expense	27	12	13
Net income	98	98	68
Regulated Natural Gas
Operating revenues — external	$182	$119	$136
Intersegment revenue	1	—	—
Total revenues	$183	$119	$136
Depreciation and amortization	27	48	29
Interest charges and financing costs	4	4	4
Income tax expense (benefit)	2	(20)	2
Net income	7	7	10
All Other
Total revenues	$1	$—	$—
Income tax expense	1	1	1
Net income	3	2	1

Consolidated Total
Total revenues (a)	$1,106	$975	$981
Reconciling eliminations	(1)	(1)	—
Total operating revenues	$1,105	$974	$981
Depreciation and amortization	147	156	138
Interest charges and financing costs	40	38	38
Income tax expense (benefit)	30	(7)	16
Net income	108	107	79
(a)    Operating revenues include $189 million, $168 million and $177 million of affiliate electric revenue for the years ended Dec. 31, 2021, 2020 and 2019, respectively. See Note 12 for further information.

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
Xcel Energy, Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
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
Significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Millions of Dollars)	2021	2020	2019
Operating revenues:
Electric	$189	$168	$177
Operating expenses:
Purchased power	408	379	394
Transmission expense	64	61	64
Natural gas purchased for resale	1	1	1
Other operating expenses — paid to Xcel Energy Services Inc.	99	92	87
Accounts receivable and payable with affiliates at Dec. 31 were:

	2021		2020
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$—	$13	$—	$6
PSCo	2	—	1	—
Other subsidiaries of Xcel Energy Inc.	1	10	9	9
	$3	$23	$10	$15

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
Internal Control Over Financial Reporting
No changes in NSP-Wisconsin’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2021 that materially affected, or are reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting. NSP-Wisconsin maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Wisconsin has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.

During the year and in preparation for issuing its report for the year ended Dec. 31, 2021 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Wisconsin conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Wisconsin did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in NSP-Wisconsin’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 9B — OTHER INFORMATION
None.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2022 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements
	Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2021.
	Report of Independent Registered Public Accounting Firm — Financial Statements
	Consolidated Statements of Income — For each of the three years ended Dec. 31, 2021, 2020 and 2019.
	Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2021, 2020 and 2019.
	Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2021, 2020 and 2019.
	Consolidated Balance Sheets — As of Dec. 31, 2021 and 2020.
	Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2021, 2020 and 2019.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2021, 2020 and 2019.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and restated articles of incorporation of NSP-Wisconsin	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	3.01
3.02*	By-Laws of NSP-Wisconsin as Amended and Restated on Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental and Restated Trust Indenture, dated March 1, 1991, between NSP-Wisconsin and First Wisconsin Trust Company, providing for the issuance of First Mortgage Bonds	Xcel Energy Inc. Form S-3 dated April 18, 2018	4(c)(3)
4.02*	Trust Indenture dated Sept. 1, 2000 between NSP-Wisconsin and Firstar Bank, NA as Trustee	NSP-Wisconsin Form 8-K dated Sept. 25, 2000	4.01
4.03*	Supplemental Trust Indenture dated as of Sept. 1, 2008 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $200 million principal amount of 6.375% First Mortgage Bonds, Series due Sept. 1, 2038	NSP-Wisconsin Form 8-K dated Sept. 3, 2008	4.01
4.04*	Supplemental Trust Indenture dated as of Oct. 1, 2012 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million principal amount of 3.70% First Mortgage Bonds, Series due Oct. 1, 2042	NSP-Wisconsin Form 8-K dated Oct. 10, 2012	4.01
4.05*	Supplemental Trust Indenture dated as of June 1, 2014 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million principal amount of 3.30% First Mortgage Bonds, Series due June 1, 2024	NSP-Wisconsin Form 8-K dated June 23, 2014	4.01
4.06*	Supplemental Trust Indenture dated as of Nov 1, 2017 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating $100 million in aggregate principal amount of 3.75% First Mortgage Bonds, Series due Dec. 1, 2047	NSP-Wisconsin Form 8-K dated Dec. 4, 2017	4.01
4.07*	Supplemental Indenture dated as of Sept. 1, 2018 between NSP-Wisconsin and U.S. Bank National Association, as successor Trustee, creating 4.20% First Mortgage Bonds, Series due Sept. 1, 2048	NSP-Wisconsin Form 8-K dated Sept. 12, 2018	4.01
4.08*	Supplemental Indenture dated as of May 18, 2020 between NSP-Wisconsin and U.S. Bank National Association, as Trustee, creating $100 million principal amount of 3.05% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated May 26, 2020	4.01
4.09*	Supplemental Indenture dated as of July 19, 2021 between NSP-Wisconsin and U.S. Bank National Association, as Trustee, creating $100 million principal amount of 2.82% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated July 20, 2021	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	Appendix A
10.10*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	10.01
10.11*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	10.08
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17

10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.01
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for Awards of Restricted Stock Units and/or Performance Share Units	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.35
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan Award Agreement for awards since 2020	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.21*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 26, 2015	10.02
10.22*+	Summary of Non-Employee Director Compensation, effective as of Oct. 1, 2021	Xcel Energy Inc. Form 10-Q for the quarter ended September 30, 2021	10.01
10.23*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.24*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.25*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	10.01
10.26*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among NSP-Wisconsin, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	99.05
10.27*	Bond Purchase Agreement, dated July 19, 2021, among NSP-Wisconsin and the several purchasers listed in Schedule B thereto	NSP-Wisconsin Form 8-K dated July 20, 2021	1.01
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
NSP-Wisconsin and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2021	2020	2019
Balance at Jan. 1	$8	$6	$6
Additions charged to costs and expenses	4	7	7
Additions charged to other accounts (a)	1	1	2
Deductions from reserves (b)	(5)	(6)	(9)
Balance at Dec. 31	$8	$8	$6
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A WISCONSIN CORPORATION)

Feb. 23, 2022	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ ROBERT C. FRENZEL	/s/ MARK E. STOERING
Robert C. Frenzel	Mark E. Stoering
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL	/s/ JEFFREY S. SAVAGE
Brian J. Van Abel	Jeffrey S. Savage
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
NSP-Wisconsin has not sent, and does not expect to send, an annual report or proxy statement to its security holder.