Form 10-Q
period 2022-03-31
NORTHERN STATES POWER CO /WI/
filed 2022-04-28
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2022
Common Stock, $100 par value	933,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
C&I	Commercial and Industrial
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
CSPV	Crystalline Silicon Photovoltaic
GAAP	United States generally accepted accounting principles
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
O&M	Operating and maintenance
ROE	Return on equity
TOs	Transmission owners

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Code of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties; and regulatory changes and/or limitations related to the use of natural gas as an energy source.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2022	2021
Operating revenues
Electric, non-affiliates	$203	$178
Electric, affiliates	47	46
Natural gas	78	57
Total operating revenues	328	281

Operating expenses
Electric fuel and purchased power, non-affiliates	4	5
Purchased power, affiliates	108	100
Cost of natural gas sold and transported	45	31
Operating and maintenance expenses	53	49
Conservation program expenses	3	3
Depreciation and amortization	38	37
Taxes (other than income taxes)	8	7
Total operating expenses	259	232

Operating income	69	49

Allowance for funds used during construction — equity	2	1

Interest charges and financing costs
Interest charges	11	9
Allowance for funds used during construction — debt	(1)	—
Total interest charges and financing costs	10	9

Income before income taxes	61	41
Income tax expense	14	9
Net income	$47	$32

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2022	2021
Operating activities
Net income	$47	$32
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39	37
Deferred income taxes	(1)	9
Allowance for equity funds used during construction	(2)	(1)
Provision for bad debts	2	—
Changes in operating assets and liabilities:
Accounts receivable	(17)	4
Accrued unbilled revenues	18	10
Inventories	4	2
Other current assets	5	6
Accounts payable	(8)	(9)
Net regulatory assets and liabilities	4	(47)
Other current liabilities	15	(3)
Pension and other employee benefit obligations	(1)	(5)
Other, net	3	1
Net cash provided by operating activities	108	36

Investing activities
Capital/construction expenditures	(87)	(51)
Net cash used in investing activities	(87)	(51)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(83)	7
Borrowings under utility money pool arrangement	235	(56)
Repayments under utility money pool arrangement	(187)	43
Capital contributions from parent	31	39
Dividends paid to parent	(27)	(20)
Other, net	1	2
Net cash (used in) provided by financing activities	(30)	15

Net change in cash, cash equivalents and restricted cash	(9)	—
Cash, cash equivalents and restricted cash at beginning of period	11	2
Cash, cash equivalents and restricted cash at end of period	$2	$2

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(10)	$(10)
Cash paid for income taxes, net	—	(1)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$17	$14
Inventory transfers to property, plant and equipment	1	1
Allowance for equity funds used during construction	2	1

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2022	Dec. 31, 2021
Assets
Current assets
Cash and cash equivalents	$2	$11
Accounts receivable, net	85	71
Accrued unbilled revenues	51	69
Other Receivables	1	3
Inventories	22	27
Regulatory assets	38	21
Prepaid taxes	19	25
Prepayments and other	9	7
Total current assets	227	234

Property, plant and equipment, net	2,701	2,660

Other assets
Regulatory assets	208	225
Other Investments	3	3
Other	1	1
Total other assets	212	229
Total assets	$3,140	$3,123

Liabilities and Equity
Current liabilities
Short-term debt	48	83
Accounts payable	45	69
Accounts payable to affiliates	21	23
Dividends payable to parent	21	26
Regulatory liabilities	14	4
Taxes accrued	25	10
Environmental liabilities	4	4
Accrued interest	10	10
Other	16	17
Total current liabilities	204	246

Deferred credits and other liabilities
Deferred income taxes	326	325
Deferred investment tax credits	5	5
Regulatory liabilities	377	372
Environmental liabilities	13	14
Customer advances	24	23
Pension and employee benefit obligations	15	16
Other	31	32
Total deferred credits and other liabilities	791	787

Commitments and contingencies
Capitalization
Long-term debt	987	987
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at March. 31, 2022 and Dec. 31, 2021, respectively	93	93
Additional paid in capital	672	642
Retained earnings	393	368
Total common stockholder's equity	1,158	1,103
Total liabilities and equity	$3,140	$3,123

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data; shares in thousands)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March. 31, 2022 and 2021
Balance at Dec. 31, 2020	933	$93	$605	$370	$1,068
Net income				32	32
Common dividends declared to parent				(20)	(20)
Contribution of capital by parent			30		30
Balance at March 31, 2021	933	$93	$635	$382	$1,110

Balance at Dec. 31, 2021	933	$93	$642	$368	$1,103
Net income				47	47
Common dividends declared to parent				(22)	(22)
Contribution of capital by parent			30		30
Balance at March 31, 2022	933	$93	$672	$393	$1,158

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2022 and Dec. 31, 2021; the results of NSP-Wisconsin's operations, including the components of net income, changes in stockholder's equity and comprehensive income for the three months ended March 31, 2022 and 2021; and NSP-Wisconsin's cash flows for the three months ended March 31, 2022 and 2021.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2022 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2021 balance sheet information has been derived from the audited 2021 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2021.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2021, filed with the SEC on Feb. 23, 2022. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2021 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
As of March 31, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on NSP-Wisconsin's financial statements.

3. Selected Balance Sheet Data

(Millions of dollars)	March 31, 2022	Dec. 31, 2021
Accounts receivable, net
Accounts receivable	$94	$79
Less allowance for bad debts	(9)	(8)
Accounts receivable, net	$85	$71

(Millions of dollars)	March 31, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$8	$8
Fuel	12	9
Natural gas	2	10
Total inventories	$22	$27

(Millions of dollars)	March 31, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$3,408	$3,348
Natural gas plant	428	423
Common and other property	243	233
Construction work in progress	124	134
Total property, plant and equipment	4,203	4,138
Less accumulated depreciation	(1,502)	(1,478)
Property, plant and equipment, net	$2,701	$2,660

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
Money pool borrowings for NSP-Wisconsin:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$150	$150
Amount outstanding at period end	48	—
Average amount outstanding	19	16
Maximum amount outstanding	65	78
Weighted average interest rate, computed on a daily basis	0.13%	0.05%
Weighted average interest rate at period end	0.19	N/A
Commercial Paper — Commercial paper outstanding for NSP-Wisconsin:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$150	$150
Amount outstanding at period end	—	83
Average amount outstanding	48	3
Maximum amount outstanding	123	83
Weighted average interest rate, computed on a daily basis	0.23%	0.18%
Weighted average interest rate at period end	N/A	0.21
Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both March 31, 2022 and Dec. 31, 2021, there were no letters of credit outstanding under the credit facility.
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

As of March 31, 2022, NSP-Wisconsin had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$—	$150
(a)Expires in June 2024.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2022 and Dec. 31, 2021.
Other Short-Term Borrowings — Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. as of March 31, 2022 and Dec. 31, 2021, respectively.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended March 31, 2022
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$81	$42	$123
C&I	116	34	150
Other	2	—	2
Total retail	199	76	275
Interchange	47	—	47
Other	1	1	2
Total revenue from contracts with customers	247	77	324
Alternative revenue and other	3	1	4
Total revenues	$250	$78	$328

	Three Months Ended March 31, 2021
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$71	$31	$102
C&I	102	24	126
Other	2	—	2
Total retail	175	55	230
Interchange	46	—	46
Other	—	1	1
Total revenue from contracts with customers	221	56	277
Alternative revenue and other	3	1	4
Total revenues	$224	$57	$281

6. Income Taxes
Note 7 to the consolidated financial statements included in NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2021 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
Difference between the statutory rate and effective tax rate:

	Three Months Ended March 31
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Increases (decreases) in tax from:
Plant regulatory differences (a)	(3.7)	(5.1)
Tax credits	(0.7)	(1.1)
Other (net)	0.2	1.0
Effective income tax rate	23.0%	22.0%
(a)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.

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

Interest Rate Derivatives — NSP-Wisconsin may enter into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of March 31, 2022 and Dec. 31, 2021, NSP-Wisconsin had no unsettled interest rate derivatives.
Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale. At March 31, 2022 and Dec. 31, 2021, NSP-Wisconsin had no gross notional amounts of commodity options.
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
Impact of Derivative Activities on Income — Changes in the fair value of natural gas commodity derivatives resulted in immaterial net gains for both the three months ended March 31, 2022 and 2021, which were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During the three months ended March 31, 2022 there were immaterial natural gas commodity derivatives settlement losses and during 2021, $1 million of settlement losses were recognized subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three months ended March 31, 2022 and 2021.
Recurring Fair Value Measurements — NSP-Wisconsin had no derivative assets or liabilities measured at fair value on a recurring basis at March 31, 2022. NSP-Wisconsin's derivative assets and liabilities measured at fair value on a recurring basis:

	Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$1	$—	$1	$—	$1

	Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total (c)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative liabilities
Natural gas commodity	$—	$1	$—	$1	$—	$1
(a)    NSP-Wisconsin nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2021. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)    Included in prepayments and other current assets at Dec. 31, 2021 on the consolidated balance sheets.
(c)    Included in other current liabilities at Dec. 31, 2021 on the consolidated balance sheets.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2022		Dec. 31, 2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$987	$1,043	$987	$1,143
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2022 and Dec. 31, 2021 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2022	2021
(Millions of Dollars)	Pension Benefits
Service cost	$1	$2
Interest cost (a)	1	1
Expected return on plan assets (a)	(2)	(2)
Amortization of net loss (a)	1	1
Net periodic benefit cost	$1	$2
Effects of regulation	—	—
Net benefit cost recognized for financial reporting	$1	$2

(a)     The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2022, contributions of $50 million were made across four of Xcel Energy’s pension plans, of which $1 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2022.

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
Rate Matters
NSP-Wisconsin is involved in various regulatory proceedings arising in the ordinary course of business. Until resolution, typically in the form of a rate order, uncertainties may exist regarding the ultimate rate treatment for certain activities and transactions. Amounts have been recognized for probable and reasonably estimable losses that may result. Unless otherwise disclosed, any reasonably possible range of loss in excess of any recognized amount is not expected to have a material effect on the financial statements.
MISO ROE Complaints — In November 2013 and February 2015, customer groups filed two ROE complaints against MISO TOs, which includes NSP-Minnesota and NSP-Wisconsin. The first complaint requested a reduction in base ROE transmission formula rates from 12.38% to 9.15% for the time period of Nov. 12, 2013 to Feb. 11, 2015, and removal of ROE adders (including those for Regional Transmission Organization membership). The second complaint requested, for a subsequent time period, a base ROE reduction from 12.38% to 8.67%.
The FERC has subsequently issued various related orders (including Opinion Nos. 569, 569A and 569B) related to ROE methodology/calculations and timing. NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers for applicable complaint periods on behalf of the Northern States Power system (NSP-Minnesota and NSP-Wisconsin).
The MISO TOs and various other parties have filed petitions for review of the FERC’s most recent applicable opinions at the D.C. Circuit. Oral arguments were held in late 2021 and a decision is expected by the end of the third quarter of 2022.
Environmental
MGP, Landfill and Disposal Sites
NSP-Wisconsin is investigating, remediating or performing post-closure actions at four MGP, landfill or other disposal sites across its service territories.
NSP-Wisconsin has recognized its best estimate of costs/liabilities from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Water and Waste
Federal Clean Water Act Section 316(b) — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Wisconsin estimates the likely future cost for complying with impingement requirements is approximately $4 million, to be incurred between 2022 and 2028, while the total cost of entrainment improvements is anticipated to be immaterial. NSP-Wisconsin believes two plants could be required to make improvements to reduce impingement and entrainment. The exact total cost of the impingement and entrainment improvements is uncertain, but could be up to $4 million. NSP-Wisconsin anticipates these costs will be fully recoverable through regulatory mechanisms.

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
NSP-Wisconsin's segment information:

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Regulated Electric
Total revenues (a)	$250	$224
Net income	32	24
Regulated Natural Gas
Total revenues	$78	$57
Net income	15	8
Consolidated Total
Total revenues (a)	$328	$281
Net income	47	32
(a)Total revenues include $47 million and $46 million of affiliate electric revenue for the three months ended March 31, 2022 and 2021, respectively.

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
Earnings Adjusted for Certain Items (Ongoing Earnings)
Ongoing earnings reflect adjustments to GAAP earnings (net income) for certain items
We use this non-GAAP financial measure to evaluate and provide details of NSP-Wisconsin’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin. For the three months ended March 31, 2022 and 2021, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Wisconsin’s year-to-date net income was $47 million, compared with $32 million for the prior year, reflecting the impact of regulatory rate outcomes and higher sales attributable to weather, partially offset by higher O&M expenses.
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Electric revenues	$250	$224
Electric fuel and purchased power	(112)	(105)
Electric margin	$138	$119
Changes:

(Millions of Dollars)	Three Months Ended March 31, 2022 vs. 2021
Regulatory rate outcomes	$9
Sales and demand (a)	4
Estimated impact of weather	3
Other (net)	3
Total increase	$19
(a) Sales increase excludes weather impact.

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
Natural Gas Revenues, Cost of Natural Gas Sold and Transported and Natural Gas Margin

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Natural gas revenues	$78	$57
Cost of natural gas sold and transported	(45)	(31)
Natural gas margin	$33	$26
Changes:

(Millions of Dollars)	Three Months Ended March 31, 2022 vs. 2021
Regulatory rate outcomes (Wisconsin)	$5
Estimated impact of weather	3
Other (net)	(1)
Total increase	$7

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M costs increased $4 million, primarily due to timing of distribution maintenance, storm costs, additional investments in technology and customer programs and interchange expenses, partially offset by a reduction in benefit costs.
Income Taxes — Income tax expense increased $5 million for the first quarter. The increase was primarily driven by higher pretax earnings in 2022.
See Note 6 to the consolidated financial statements for further information.

Public Utility Regulation and Other
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
Recently Concluded Regulatory Proceedings
Michigan Electric Rate Case — In March 2022, the Michigan Public Service Commission approved an electric rate case settlement granting NSP-Wisconsin an electric revenue increase of $1.6 million in 2022, based on a ROE of 9.7% and an equity ratio of 52.5%. New rates were effective April 1, 2022.
Other
Supply Chain
Xcel Energy’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to scarcity of certain raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, labor shortages and the impact of international conflicts/issues. Xcel Energy continues to monitor the availability of materials and has sought to mitigate impacts by seeking alternative suppliers as necessary.
Solar Resources
In April 2022, the U.S. Department of Commerce initiated an anti-circumvention investigation that would subject CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia with potential incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
The uncertainty of the investigation and the adverse impact on potential tariffs has resulted in the cancellation or delay of certain domestic solar projects.
In June 2021, the Public Service Commission of Wisconsin approved NSP-Wisconsin’s Western Mustang solar project, a 74 megawatt facility that would be built by a developer for approximately $100 million. The project was originally scheduled to go into service in 2022. As a result of the disruption of the solar supply chain, the developer has indicated difficulty delivering the project at the contract price and scheduled in-service date. Negotiations on a potential solution are on-going.

Environmental
Affordable Clean Energy
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision would allow the EPA to proceed with alternate regulation of coal-fired power plants. However, the Court of Appeals decision has been appealed to the U.S Supreme Court, where the Court heard argument in February and is expected to rule by June on the nature and extent of the EPA’s greenhouse gas regulatory authority. If any new rules require additional investment, NSP-Wisconsin believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.

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
As of March 31, 2022, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.
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
Management is sometimes unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to, when (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories.In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.
For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on NSP-Wisconsin’s consolidated financial statements. Legal fees are generally expensed as incurred.
See Note 9 to the consolidated financial statements and Part I Item 2 for further information.

ITEM 1A — RISK FACTORS
NSP-Wisconsin's risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2021, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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

Northern States Power Company (a Wisconsin corporation)

4/28/2022	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)