Form 10-Q
period 2022-06-30
NORTHERN STATES POWER CO /WI/
filed 2022-07-28
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2022
Common Stock, $100 par value	933,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
ACE	Affordable Clean Energy
C&I	Commercial and Industrial
CEO	Chief executive officer
CFO	Chief financial officer
CPP	Clean Power Plan
CSPV	Crystalline Silicon Photovoltaic
GAAP	United States generally accepted accounting principles
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
O&M	Operating and maintenance
ROE	Return on equity
TOs	Transmission owners

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes and costs of potential regulatory penalties; and regulatory changes and/or limitations related to the use of natural gas as an energy source.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Operating revenues
Electric, non-affiliates	$191	$178	$394	$356
Electric, affiliates	52	46	99	92
Natural gas	35	31	113	88
Total operating revenues	278	255	606	536

Operating expenses
Electric fuel and purchased power, non-affiliates	4	5	8	10
Purchased power, affiliates	120	106	228	206
Cost of natural gas sold and transported	20	20	65	51
O&M expenses	54	50	107	99
Conservation program expenses	3	3	6	6
Depreciation and amortization	40	36	78	73
Taxes (other than income taxes)	7	8	15	15
Total operating expenses	248	228	507	460

Operating income	30	27	99	76

Other expense, net	(1)	—	(1)	—
Allowance for funds used during construction — equity	1	1	3	2

Interest charges and financing costs
Interest charges, includes other financing costs of $1, $—, $1 and $—, respectively	11	12	22	21
Allowance for funds used during construction — debt	—	(1)	(1)	(1)
Total interest charges and financing costs	11	11	21	20

Income before income taxes	19	17	80	58
Income tax expense	4	3	18	12
Net income	$15	$14	$62	$46

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2022	2021
Operating activities
Net income	$62	$46
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78	73
Deferred income taxes	(1)	10
Allowance for equity funds used during construction	(3)	(2)
Provision for bad debts	2	2
Changes in operating assets and liabilities:
Accounts receivable	5	10
Accrued unbilled revenues	18	5
Inventories	(4)	(1)
Other current assets	(8)	(6)
Accounts payable	2	9
Net regulatory assets and liabilities	4	(47)
Other current liabilities	6	(2)
Pension and other employee benefit obligations	(1)	(5)
Other, net	(2)	2
Net cash provided by operating activities	158	94

Investing activities
Capital/construction expenditures	(155)	(111)
Net cash used in investing activities	(155)	(111)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(83)	(19)
Borrowings under utility money pool arrangement	471	186
Repayments under utility money pool arrangement	(404)	(153)
Capital contributions from parent	51	40
Dividends paid to parent	(48)	(38)
Other, net	—	1
Net cash (used in) provided by financing activities	(13)	17

Net change in cash, cash equivalents and restricted cash	(10)	—
Cash, cash equivalents and restricted cash at beginning of period	11	2
Cash, cash equivalents and restricted cash at end of period	$1	$2

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(20)	$(19)
Cash paid for income taxes, net	(17)	(13)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$23	$19
Inventory transfers to property, plant and equipment	2	2
Allowance for equity funds used during construction	3	2

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2022	Dec. 31, 2021
Assets
Current assets
Cash and cash equivalents	$1	$11
Accounts receivable, net	73	71
Accrued unbilled revenues	50	69
Other receivables	12	3
Inventories	28	27
Regulatory assets	46	21
Prepaid taxes	26	25
Prepayments and other	5	7
Total current assets	241	234

Property, plant and equipment, net	2,752	2,660

Other assets
Regulatory assets	196	225
Other	5	4
Total other assets	201	229
Total assets	$3,194	$3,123

Liabilities and Equity
Current liabilities
Short-term debt	—	83
Borrowings under utility money pool arrangement	67	—
Accounts payable	62	69
Accounts payable to affiliates	19	23
Dividends payable to parent	19	26
Regulatory liabilities	15	4
Taxes accrued	13	10
Accrued interest	10	10
Other	23	21
Total current liabilities	228	246

Deferred credits and other liabilities
Deferred income taxes	329	325
Deferred investment tax credits	5	5
Regulatory liabilities	380	372
Customer advances	22	23
Pension and employee benefit obligations	14	16
Other	45	46
Total deferred credits and other liabilities	795	787

Commitments and contingencies
Capitalization
Long-term debt	987	987
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at June 30, 2022 and Dec. 31, 2021, respectively	93	93
Additional paid in capital	702	642
Retained earnings	389	368
Total common stockholder's equity	1,184	1,103
Total liabilities and equity	$3,194	$3,123

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data; shares in thousands)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2022 and 2021
Balance at March 31, 2021	933	$93	$635	$382	$1,110
Net income				14	14
Common dividends declared to parent				(14)	(14)
Contribution of capital by parent			3		3
Balance at June 30, 2021	933	$93	$638	$382	$1,113

Balance at March 31, 2022	933	$93	$672	$393	$1,158
Net income				15	15
Common dividends declared to parent				(19)	(19)
Contribution of capital by parent			30		30
Balance at June 30, 2022	933	$93	$702	$389	$1,184

					Total Common Stockholder's Equity
	Common Stock Issued			Retained Earnings
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2022 and 2021
Balance at Dec. 31, 2020	933	$93	$605	$370	$1,068
Net income				46	46
Common dividends declared to parent				(34)	(34)
Contribution of capital by parent			33		33
Balance at June 30, 2021	933	$93	$638	$382	$1,113

Balance at Dec. 31, 2021	933	$93	$642	$368	$1,103
Net income				62	62
Common dividends declared to parent				(41)	(41)
Contribution of capital by parent			60		60
Balance at June 30, 2022	933	$93	$702	$389	$1,184

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2022 and Dec. 31, 2021; the results of NSP-Wisconsin's operations, including the components of net income, changes in stockholder's equity and comprehensive income for the three and six months ended June 30, 2022 and 2021; and NSP-Wisconsin's cash flows for the six months ended June 30, 2022 and 2021.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2022 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2021 balance sheet information has been derived from the audited 2021 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2021.
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

2. Accounting Pronouncements
As of June 30, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on NSP-Wisconsin's financial statements.

3. Selected Balance Sheet Data

(Millions of dollars)	June 30, 2022	Dec. 31, 2021
Accounts receivable, net
Accounts receivable	$81	$79
Less allowance for bad debts	(8)	(8)
Accounts receivable, net	$73	$71

(Millions of dollars)	June 30, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$8	$8
Fuel	12	9
Natural gas	8	10
Total inventories	$28	$27

(Millions of dollars)	June 30, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$3,459	$3,348
Natural gas plant	434	423
Common and other property	247	233
Construction work in progress	136	134
Total property, plant and equipment	4,276	4,138
Less accumulated depreciation	(1,524)	(1,478)
Property, plant and equipment, net	$2,752	$2,660

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
Money pool borrowings for NSP-Wisconsin:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$150	$150
Amount outstanding at period end	67	—
Average amount outstanding	48	16
Maximum amount outstanding	77	78
Weighted average interest rate, computed on a daily basis	0.82%	0.05%
Weighted average interest rate at period end	1.40	N/A
Commercial Paper — Commercial paper outstanding for NSP-Wisconsin:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$150	$150
Amount outstanding at period end	—	83
Average amount outstanding	6	3
Maximum amount outstanding	50	83
Weighted average interest rate, computed on a daily basis	0.60%	0.18%
Weighted average interest rate at period end	N/A	0.21
Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both June 30, 2022 and Dec. 31, 2021, there were no letters of credit outstanding under the credit facility.
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

As of June 30, 2022, NSP-Wisconsin had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$—	$150
(a)Expires in June 2024.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at June 30, 2022 and Dec. 31, 2021.
Other Short-Term Borrowings — Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. as of June 30, 2022 and Dec. 31, 2021, respectively.
Long-Term Borrowings and Other Financing Instruments
On July 15, 2022, subsequent to the end of the quarter, NSP-Wisconsin priced a private placement of $100 million of 4.86% first mortgage bonds due September 15, 2052. The closing of the sale of the bonds is expected to occur on Sept. 12, 2022.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$67	$18	$85
C&I	119	15	134
Other	2	—	2
Total retail	188	33	221
Interchange	52	—	52
Other	1	1	2
Total revenue from contracts with customers	241	34	275
Alternative revenue and other	2	1	3
Total revenues	$243	$35	$278

	Three Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$64	$15	$79
C&I	108	15	123
Other	2	—	2
Total retail	174	30	204
Interchange	46	—	46
Other	1	1	2
Total revenue from contracts with customers	221	31	252
Alternative revenue and other	3	—	3
Total revenues	$224	$31	$255

	Six Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$148	$60	$208
C&I	235	49	284
Other	4	—	4
Total retail	387	109	496
Interchange	99	—	99
Other	2	2	4
Total revenue from contracts with customers	488	111	599
Alternative revenue and other	5	2	7
Total revenues	$493	$113	$606

	Six Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$135	$46	$181
C&I	211	39	250
Other	3	—	3
Total retail	349	85	434
Interchange	92	—	92
Other	1	2	3
Total revenue from contracts with customers	442	87	529
Alternative revenue and other	6	1	7
Total revenues	$448	$88	$536

6. Income Taxes
Reconciliation between the statutory rate and effective tax rate:

	Six Months Ended June 30
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Increases (decreases) in tax from:
Plant regulatory differences (a)	(4.0)	(5.4)
Tax credits	(0.8)	(1.3)
Other (net)	0.1	0.2
Effective income tax rate	22.5%	20.7%
(a)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.

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
Commodity derivatives — Methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable inputs on a valuation is evaluated and may result in Level 3 classification.
Derivative Instruments Fair Value Measurements
NSP-Wisconsin enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to manage risk in connection with changes in interest rates and utility commodity prices.

Interest Rate Derivatives — NSP-Wisconsin may enter into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes. As of June 30, 2022 and Dec. 31, 2021, NSP-Wisconsin had no unsettled interest rate derivatives.
Commodity Derivatives — NSP-Wisconsin may enter into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale. At June 30, 2022 and Dec. 31, 2021, NSP-Wisconsin had no gross notional amounts of commodity options.
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
Impact of Derivative Activities on Income — Changes in the fair value of natural gas commodity derivatives resulted in immaterial losses and immaterial gains for the three and six months ended June 30, 2022, respectively. Changes in the fair value of natural gas commodity derivatives resulted in no gains or losses and $1 million in losses for the three and six months ended June 30, 2021, respectively, which were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During the three months ended June 30, 2022 and 2021, there were no settlement gains or losses on natural gas commodity derivatives. During the six months ended June 30, 2022 and 2021, there were $1 million of settlement losses, respectively, which were recognized subject to purchased natural gas cost recovery mechanisms, which result in reclassifications of derivative settlement gains and losses out of income to a regulatory asset or liability, as appropriate.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2022 and 2021.

Recurring Fair Value Measurements — Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2022
	Fair Value			Fair Value Total	Netting (a)	Total (b)
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity	$—	$1	$—	$1	$—	$1

	June 30, 2022
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
(a)    NSP-Wisconsin nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2022 and Dec. 31, 2021. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)    Included in prepayments and other current assets at June 30, 2022 and Dec. 31, 2021 on the consolidated balance sheets.
(c)    Included in other current liabilities at June 30, 2022 and Dec. 31, 2021 on the consolidated balance sheets.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2022		Dec. 31, 2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$987	$949	$987	$1,143
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2022 and Dec. 31, 2021 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2022	2021
(Millions of Dollars)	Pension Benefits
Service cost	$1	$1
Interest cost (a)	1	1
Expected return on plan assets (a)	(2)	(2)
Amortization of net loss (a)	1	1
Net periodic benefit cost	$1	$1

	Six Months Ended June 30
	2022	2021
(Millions of Dollars)	Pension Benefits
Service cost	$2	$3
Interest cost (a)	2	2
Expected return on plan assets (a)	(4)	(4)
Amortization of net loss (a)	2	2
Net periodic benefit cost	$2	$3

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
One case remains active which includes a multi-district litigation matter consisting of a Wisconsin purported class (Arandell Corp.). The Court issued a ruling on June 30, 2022 granting plaintiffs’ class certification. Defendants will work together to prepare and file a petition appealing the class certification ruling to the Seventh Circuit. Xcel Energy has concluded that a loss is remote for the remaining lawsuit.
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
The FERC has subsequently issued various related orders (including Opinion Nos. 569, 569A and 569B) related to ROE methodology/calculations and timing. NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers for applicable complaint periods on behalf of the NSP System.
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
Environmental Requirements — Water and Waste
Federal Clean Water Act Section 316(b) — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Wisconsin estimates capital expenditures of approximately $4 million to comply with impingement and entrainment requirements. NSP-Wisconsin believes two plants could be required to make improvements to reduce impingement and entrainment. NSP-Wisconsin anticipates these costs will be recoverable through regulatory mechanisms.

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
NSP-Wisconsin's segment information:

	Three Months Ended June 30
(Millions of Dollars)	2022	2021
Regulated Electric
Total revenues (a)	$243	$224
Net income	15	16
Regulated Natural Gas
Total revenues	$35	$31
Net income	(1)	(2)
All Other
Net income	$1	$—
Consolidated Total
Total revenues (a)	$278	$255
Net income	15	14
(a)Total revenues include $52 million and $46 million of affiliate electric revenue for the three months ended June 30, 2022 and 2021, respectively.

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Regulated Electric
Total revenues (a)	$493	$448
Net income	47	40
Regulated Natural Gas
Total revenues	$113	$88
Net income	14	6
All Other
Net income	$1	$—
Consolidated Total
Total revenues (a)	$606	$536
Net income	62	46
(a)Total revenues include $99 million and $92 million of affiliate electric revenue for the six months ended June 30, 2022 and 2021, respectively.

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
Earnings Adjusted for Certain Items (Ongoing Earnings)
Ongoing earnings reflect adjustments to GAAP earnings (net income) for certain items
We use this non-GAAP financial measure to evaluate and provide details of NSP-Wisconsin’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin. For the three and six months ended June 30, 2022 and 2021, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Wisconsin's net income was $62 million for the six months ended June 30, 2022, compared to $46 million for the prior year. The increase reflects the impact of regulatory rate outcomes, sales growth and favorable weather, partially offset by higher depreciation and O&M expenses.
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
Electric revenues, fuel and purchased power and electric margin and explanation of the changes are listed as follows:

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Electric revenues	$493	$448
Electric fuel and purchased power	(236)	(216)
Electric margin	$257	$232

(Millions of Dollars)	Six Months Ended June 30, 2022 vs. 2021
Regulatory rate outcomes	$17
Sales and demand (a)	7
Other (net)	1
Total increase	$25
(a) Sales increase excludes weather impact.
Natural Gas Margin
Natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for the cost of natural gas sold are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Natural gas revenues, cost of natural gas sold and transported and natural gas margin and explanation of the changes are listed as follows:

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Natural gas revenues	$113	$88
Cost of natural gas sold and transported	(65)	(51)
Natural gas margin	$48	$37

(Millions of Dollars)	Six Months Ended June 30, 2022 vs. 2021
Regulatory rate outcomes (Wisconsin)	$7
Estimated impact of weather	4
Natural gas sales and transport (excluding weather impact)	1
Other (net)	(1)
Total increase	$11

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M costs increased $8 million year-to-date, primarily due higher costs for storms and vegetation management, additional investments in technology and customer programs and interchange expenses, partially offset by a reduction in benefit costs.

Depreciation and Amortization — Depreciation and amortization increased $5 million year-to-date, primarily due to normal system expansion.
Income Taxes — Income tax expense increased $6 million for the first six months of 2022. The increase was primarily driven by higher pretax earnings in 2022.
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
Pending Regulatory Proceeding
Michigan Natural Gas Rate Case — In July 2022, NSP-Wisconsin filed an application with the Public Service Commission of Michigan seeking a revenue increase in base natural gas rates of $1 million for the period of 2023-2025.
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
In June 2021, the PSCW approved NSP-Wisconsin’s Western Mustang solar project, a 74 megawatt facility that would be built by a developer for approximately $100 million. The project was originally scheduled to go into service in 2022. As a result of the disruption of the solar supply chain, the developer has indicated difficulty delivering the project at the contract price and scheduled in-service date. Negotiations on a potential solution are on-going.
MISO Capacity Credits
The NSP System offered 1,500 MW of excess capacity into the MISO planning resource auction for June 2022 through May 2023. Due to a projected overall capacity shortfall in the MISO region, the 1,500 MWs offered cleared the auction at maximum pricing and is expected to generate revenues to the NSP System of approximately $89 million in 2022 and approximately $64 million in 2023. During the second quarter of 2022, the NSP System received approximately $13 million of capacity credits.
NSP-Wisconsin's share of the 2022 capacity revenues is expected to be approximately $14 million. These revenues will offset fuel costs through existing fuel recovery mechanisms.

Environmental
Affordable Clean Energy
In July 2019, the EPA adopted the ACE rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the ACE rule. That decision essentially held that EPA’s previous economy-wide regulatory approach taken in the 2015 CPP was consistent with the Clean Air Act. If upheld, that decision would have allowed the EPA to proceed with alternate regulation of coal-fired power plants consistent with the CPP approach. However, the Court of Appeals decision was appealed to the U.S Supreme Court. In a June 30, 2022, ruling, the Supreme Court held that a CPP economy-wide approach is not consistent with the Clean Air Act. Thus, if EPA is to proceed with new rules, they must be consistent with this ruling and be more similar to the ACE rule “inside the fenceline” approach. If any new rules require additional investment, NSP-Wisconsin believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.

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
As of June 30, 2022, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

Northern States Power Company (a Wisconsin corporation)

7/28/2022	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)