Form 10-Q
period 2022-09-30
NORTHERN STATES POWER CO /WI/
filed 2022-10-27
CIK 72909

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2022
Common Stock, $100 par value	933,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
ACE	Affordable Clean Energy
AMT	Alternative minimum tax
C&I	Commercial and Industrial
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CSPV	Crystalline Silicon Photovoltaic
GAAP	United States generally accepted accounting principles
IRA	Inflation Reduction Act
ITC	Investment tax credit
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NOx	Nitrogen Oxides
PFAS	Per- and PolyFluoroAlkyl Substances
PTC	Production tax credit
O&M	Operating and maintenance
ROE	Return on equity
TOs	Transmission owners

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes and costs of potential regulatory penalties; regulatory changes and/or limitations related to the use of natural gas as an energy source; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters, including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2022	2021	2022	2021
Operating revenues
Electric, non-affiliates	$223	$203	$617	$559
Electric, affiliates	51	49	150	141
Natural gas	20	22	133	110
Total operating revenues	294	274	900	810

Operating expenses
Electric fuel and purchased power, non-affiliates	5	5	13	15
Purchased power, affiliates	115	106	343	312
Cost of natural gas sold and transported	10	13	75	64
O&M expenses	53	47	160	146
Conservation program expenses	4	4	10	10
Depreciation and amortization	39	37	117	110
Taxes (other than income taxes)	8	7	23	22
Total operating expenses	234	219	741	679

Operating income	60	55	159	131

Other expense, net	(1)	(1)	(2)	(1)
Allowance for funds used during construction — equity	2	2	5	4

Interest charges and financing costs
Interest charges, includes other financing costs of $—, $—, $1 and $—, respectively	11	10	33	31
Allowance for funds used during construction — debt	(1)	—	(2)	(1)
Total interest charges and financing costs	10	10	31	30

Income before income taxes	51	46	131	104
Income tax expense	11	10	29	22
Net income	$40	$36	$102	$82

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2022	2021
Operating activities
Net income	$102	$82
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	118	110
Deferred income taxes	—	10
Allowance for equity funds used during construction	(5)	(4)
Provision for bad debts	2	2
Changes in operating assets and liabilities:
Accounts receivable	(1)	11
Accrued unbilled revenues	19	8
Inventories	(21)	(9)
Other current assets	(2)	5
Accounts payable	2	(2)
Net regulatory assets and liabilities	5	(50)
Other current liabilities	6	(6)
Pension and other employee benefit obligations	(3)	(7)
Other, net	(3)	2
Net cash provided by operating activities	219	152

Investing activities
Capital/construction expenditures	(244)	(182)
Investments in utility money pool arrangement	(36)	(71)
Repayments from utility money pool arrangement	—	71
Net cash used in investing activities	(280)	(182)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(83)	(19)
Borrowings under utility money pool arrangement	575	236
Repayments under utility money pool arrangement	(575)	(236)
Proceeds from long-term debt	99	99
Capital contributions from parent	111	42
Dividends paid to parent	(67)	(82)
Net cash provided by financing activities	60	40

Net change in cash, cash equivalents and restricted cash	(1)	10
Cash, cash equivalents and restricted cash at beginning of period	11	2
Cash, cash equivalents and restricted cash at end of period	$10	$12

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(30)	$(29)
Cash paid for income taxes, net	(26)	(17)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$30	$23
Inventory transfers to property, plant and equipment	2	2
Allowance for equity funds used during construction	5	4

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2022	Dec. 31, 2021
Assets
Current assets
Cash and cash equivalents	$10	$11
Accounts receivable, net	68	71
Investments in money pool arrangements	36	—
Accrued unbilled revenues	49	69
Other receivables	12	3
Inventories	45	27
Regulatory assets	52	21
Prepaid taxes	20	25
Prepayments and other	7	7
Total current assets	299	234

Property, plant and equipment, net	2,820	2,660

Other assets
Regulatory assets	188	225
Other	5	4
Total other assets	193	229
Total assets	$3,312	$3,123

Liabilities and Equity
Current liabilities
Short-term debt	—	83
Accounts payable	67	69
Accounts payable to affiliates	20	23
Dividends payable to parent	23	26
Regulatory liabilities	17	4
Taxes accrued	13	10
Accrued interest	10	10
Other	21	21
Total current liabilities	171	246

Deferred credits and other liabilities
Deferred income taxes	333	325
Deferred investment tax credits	5	5
Regulatory liabilities	384	372
Customer advances	24	23
Pension and employee benefit obligations	15	16
Other	43	46
Total deferred credits and other liabilities	804	787

Commitments and contingencies
Capitalization
Long-term debt	1,086	987
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Sept. 30, 2022 and Dec. 31, 2021, respectively	93	93
Additional paid in capital	752	642
Retained earnings	406	368
Total common stockholder's equity	1,251	1,103
Total liabilities and equity	$3,312	$3,123

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2022 and 2021
Balance at June 30, 2021	933,000	$93	$638	$382	$1,113
Net income				36	36
Common dividends declared to parent				(49)	(49)
Contribution of capital by parent			3		3
Balance at Sept. 30, 2021	933,000	$93	$641	$369	$1,103

Balance at June 30, 2022	933,000	$93	$702	$389	$1,184
Net income				40	40
Common dividends declared to parent				(23)	(23)
Contribution of capital by parent			50		50
Balance at Sept. 30, 2022	933,000	$93	$752	$406	$1,251

					Total Common Stockholder's Equity
	Common Stock Issued			Retained Earnings
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2022 and 2021
Balance at Dec. 31, 2020	933,000	$93	$605	$370	$1,068
Net income				82	82
Common dividends declared to parent				(83)	(83)
Contribution of capital by parent			36		36
Balance at Sept. 30, 2021	933,000	$93	$641	$369	$1,103

Balance at Dec. 31, 2021	933,000	$93	$642	$368	$1,103
Net income				102	102
Common dividends declared to parent				(64)	(64)
Contribution of capital by parent			110		110
Balance at Sept. 30, 2022	933,000	$93	$752	$406	$1,251

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2022 and Dec. 31, 2021; the results of NSP-Wisconsin's operations, including the components of net income, changes in stockholder's equity and comprehensive income for the three and nine months ended Sept. 30, 2022 and 2021; and NSP-Wisconsin's cash flows for the nine months ended Sept. 30, 2022 and 2021.
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

2. Accounting Pronouncements
As of Sept. 30, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on NSP-Wisconsin's consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of dollars)	Sept. 30, 2022	Dec. 31, 2021
Accounts receivable, net
Accounts receivable	$76	$79
Less allowance for bad debts	(8)	(8)
Accounts receivable, net	$68	$71

(Millions of dollars)	Sept. 30, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$8	$8
Fuel	12	9
Natural gas	25	10
Total inventories	$45	$27

(Millions of dollars)	Sept. 30, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$3,507	$3,348
Natural gas plant	445	423
Common and other property	255	233
Construction work in progress	157	134
Total property, plant and equipment	4,364	4,138
Less accumulated depreciation	(1,544)	(1,478)
Property, plant and equipment, net	$2,820	$2,660

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
Money pool borrowings for NSP-Wisconsin:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$150	$150
Amount outstanding at period end	—	—
Average amount outstanding	34	16
Maximum amount outstanding	81	78
Weighted average interest rate, computed on a daily basis	1.93%	0.05%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding for NSP-Wisconsin:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$150	$150
Amount outstanding at period end	—	83
Average amount outstanding	8	3
Maximum amount outstanding	86	83
Weighted average interest rate, computed on a daily basis	2.14%	0.18%
Weighted average interest rate at period end	N/A	0.21
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
In September 2022, NSP-Wisconsin entered into an amended five-year credit agreement with a syndicate of banks, with substantially the same terms and conditions as the prior credit agreements. The maturity was extended from June 2024 to September 2027.

NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one-year period. All extension requests are subject to majority bank group approval.
As of Sept. 30, 2022, NSP-Wisconsin had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$—	$150
(a)Expires in September 2027.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at Sept. 30, 2022 and Dec. 31, 2021.
Other Short-Term Borrowings — Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. as of Sept. 30, 2022 and Dec. 31, 2021, respectively.
Long-Term Borrowings and Other Financing Instruments
During the nine months ended Sept. 30, 2022, NSP-Wisconsin issued $100 million of 4.86% private placement first mortgage bonds due September 15, 2052.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$78	$9	$87
C&I	139	9	148
Other	2	—	2
Total retail	219	18	237
Interchange	51	—	51
Other	1	1	2
Total revenue from contracts with customers	271	19	290
Alternative revenue and other	3	1	4
Total revenues	$274	$20	$294

	Three Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$73	$8	$81
C&I	126	12	138
Other	2	—	2
Total retail	201	20	221
Interchange	48	—	48
Other	—	2	2
Total revenue from contracts with customers	249	22	271
Alternative revenue and other	3	—	3
Total revenues	$252	$22	$274

	Nine Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$226	$69	$295
C&I	374	58	432
Other	6	—	6
Total retail	606	127	733
Interchange	150	—	150
Other	3	3	6
Total revenue from contracts with customers	759	130	889
Alternative revenue and other	8	3	11
Total revenues	$767	$133	$900

	Nine Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$208	$54	$262
C&I	336	51	387
Other	7	—	7
Total retail	551	105	656
Interchange	140	—	140
Other	—	4	4
Total revenue from contracts with customers	691	109	800
Alternative revenue and other	9	1	10
Total revenues	$700	$110	$810

6. Income Taxes
Reconciliation between the statutory rate and effective tax rate:

	Nine Months Ended Sept. 30
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Decreases:
Plant regulatory differences (a)	(3.7)	(3.9)
Other (net)	(1.4)	(2.1)
Effective income tax rate	22.1%	21.2%
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
Impact of Derivative Activities on Income — Changes in the fair value of natural gas commodity derivatives resulted in $1 million in losses for the three and nine months ended Sept. 30, 2022, respectively. Changes in the fair value of natural gas commodity derivatives resulted in $3 million in gains for the three and nine months ended Sept. 30, 2021, which were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
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
(a)NSP-Wisconsin nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Included in prepayments and other current assets at Sept. 30, 2022 and Dec. 31, 2021 on the consolidated balance sheets.

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2022		Dec. 31, 2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,086	$985	$987	$1,143
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2022 and Dec. 31, 2021 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2022	2021
(Millions of Dollars)	Pension Benefits
Service cost	$2	$1
Interest cost (a)	1	1
Expected return on plan assets (a)	(2)	(2)
Amortization of net loss (a)	1	2
Settlement charge (b)	4	3
Net periodic benefit cost	$6	$5
Effects of regulation	(2)	(2)
Net benefit cost recognized for financial reporting	$4	$3

	Nine Months Ended Sept. 30
	2022	2021
(Millions of Dollars)	Pension Benefits
Service cost	$4	$4
Interest cost (a)	3	3
Expected return on plan assets (a)	(6)	(6)
Amortization of net loss (a)	3	4
Settlement charge (b)	4	3
Net periodic benefit cost	$8	$8
Effects of regulation	(2)	(2)
Net benefit cost recognized for financial reporting	$6	$6
(a)The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter of 2022 and 2021 as a result of lump-sum distributions during the 2022 and 2021 plan years, NSP-Wisconsin recorded pension settlement charges of $4 million and $3 million, respectively, the majority of which were not recognized in earnings due to the effects of regulation.
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

The FERC subsequently issued various related orders (including Opinion Nos. 569, 569A and 569B) related to ROE methodology/calculations and timing. NSP-Minnesota has processed refunds to customers for applicable complaint periods based on the ROE in the most recent applicable opinions on behalf of the NSP System.
The MISO TOs and various other parties have filed petitions for review of the FERC’s most recent applicable opinions at the D.C. Circuit. In August 2022, the D.C. Circuit ruled that FERC had not adequately supported its conclusions, vacated FERC’s related orders, and remanded the issue back to FERC for further proceedings, which remain pending.
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
Environmental Requirements — Water and Waste
Federal Clean Water Act Section 316(b) — The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure they reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Wisconsin estimates capital expenditures of approximately $4 million may be required to comply with the requirements. NSP-Wisconsin believes two plants could be required to make improvements to reduce impingement and entrainment. NSP-Wisconsin anticipates these costs will be recoverable through regulatory mechanisms.

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
NSP-Wisconsin's segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Regulated Electric
Total revenues (a)	$274	$252
Net income	42	38
Regulated Natural Gas
Operating revenues — external	$20	$22
Intersegment revenue	—	1
Total revenues	$20	$23
Net (loss)	(3)	(4)
All Other
Net income	$1	$2
Consolidated Total
Total revenues (a)	$294	$275
Reconciling eliminations	—	(1)
Total operating revenues	$294	$274
Net income	40	36
(a)Total revenues include $51 million and $49 million of affiliate electric revenue for the three months ended Sept. 30, 2022 and 2021, respectively.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Regulated Electric
Total revenues (a)	$767	$700
Net income	89	77
Regulated Natural Gas
Operating revenues	$133	$110
Intersegment revenue	—	1
Total revenues	$133	$111
Net income	11	3
All Other
Net income	$2	$2
Consolidated Total
Operating revenues (a)	$900	$811
Reconciling eliminations	—	(1)
Total revenues	$900	$810
Net income	102	82
(a)Total revenues include $150 million and $141 million of affiliate electric revenue for the nine months ended Sept. 30, 2022 and 2021, respectively.

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
Earnings Adjusted for Certain Items (Ongoing Earnings)
Ongoing earnings reflect adjustments to GAAP earnings (net income) for certain items
We use this non-GAAP financial measure to evaluate and provide details of NSP-Wisconsin’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin. For the three and nine months ended Sept. 30, 2022 and 2021, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Wisconsin's net income was $102 million for the nine months ended Sept. 30, 2022, compared to $82 million for the prior year. The increase reflects the impact of regulatory rate outcomes, sales growth and favorable weather, partially offset by higher depreciation and O&M expenses.
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
Electric revenues, fuel and purchased power and electric margin and explanation of the changes are listed as follows:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Electric revenues	$767	$700
Electric fuel and purchased power	(356)	(327)
Electric margin	$411	$373

(Millions of Dollars)	Nine Months Ended Sept. 30, 2022 vs. 2021
Regulatory rate outcomes	$26
Sales and demand (a)	11
Other (net)	1
Total increase	$38
(a) Sales increase excludes weather impact.
Natural Gas Margin
Natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for the cost of natural gas sold are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Natural gas revenues, cost of natural gas sold and transported and natural gas margin and explanation of the changes are listed as follows:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Natural gas revenues	$133	$110
Cost of natural gas sold and transported	(75)	(64)
Natural gas margin	$58	$46

(Millions of Dollars)	Nine Months Ended Sept. 30, 2022 vs. 2021
Regulatory rate outcomes (Wisconsin)	$7
Estimated impact of weather	4
Other (net)	1
Total increase	$12

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M costs increased $14 million year-to-date due to additional investments in technology and customer programs, higher costs for vegetation management, inflation and interchange.
Depreciation and Amortization — Depreciation and amortization increased $7 million year-to-date, primarily due to normal system expansion.
Income Taxes — Income tax expense increased $7 million year-to-date, primarily due to higher pretax earnings in 2022.
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

Pending Regulatory Proceeding
Michigan Natural Gas Rate Case — In July 2022, NSP-Wisconsin filed an application with the MPSC seeking a revenue increase in base natural gas rates of $1 million for the period of 2023-2025. In October 2022, NSP-Wisconsin reached a settlement in principle with MPSC staff and various parties, granting a gas revenue increase of $1 million in 2023 and an incremental increase in 2024. The settlement is based on a capital structure of 9.8% ROE and 52.5% equity ratio. Upon filing the finalized settlement in the fourth quarter, NSP-Wisconsin anticipates a MPSC decision in December 2022 with new rates effective January 1, 2023.
Other
Supply Chain
NSP Wisconsin’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to scarcity of certain raw materials and interruptions in production and shipping. For example, availability of certain types of transformers has been significantly impacted and in some cases may result in delays in new customer connections as we work to address the shortage. These disruptions have been further exacerbated by inflationary pressures, labor shortages and the impact of international conflicts/issues. NSP Wisconsin continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers, modifying design standards, and adjusting the timing of work.
Solar Resources
In April 2022, the U.S. Department of Commerce initiated an anti-circumvention investigation that would subject CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia with potential incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports. Since that time, an interim stay on tariffs has been issued.
In June 2021, the PSCW approved NSP-Wisconsin's Western Mustang solar project, a 74 megawatt facility that would be built by a developer for approximately $100 million. The project was originally scheduled to go into service in 2022. As a result of the disruption of the solar supply chain, the developer has indicated difficulty delivering the project at the contract price and scheduled in-service date. Negotiations on a potential solution are on-going.
MISO Capacity Credits
The NSP System offered 1,500 MW of excess capacity into the MISO planning resource auction for June 2022 through May 2023. Due to a projected overall capacity shortfall in the MISO region, the 1,500 MWs offered cleared the auction at maximum pricing and is expected to generate revenues of approximately $90 million in 2022 and approximately $60 million in 2023. During the three and nine months ended Sept. 30, 2022, the NSP System received approximately $40 million and $50 million, respectively, of capacity credits. These amounts will primarily be used to mitigate customer rate increases or returned through earnings sharing or other mechanisms.
NSP-Wisconsin's share of the 2022 capacity revenues is expected to be approximately $15 million. These revenues will offset fuel costs through existing fuel recovery mechanisms.
Inflation Reduction Act — In August 2022, the IRA was signed into law.
Key provisions impacting NSP-Wisconsin include:
•Extends current PTC and ITC for renewable technologies (e.g., wind and solar).
•Restores full value of the PTC and ITC for qualifying facilities placed in-service after 2021.
•Creates PTC for solar, clean hydrogen and nuclear.
•Establishes an ITC for energy storage, microgrids, interconnection facilities, etc.
•Allows companies to monetize or sell credits to unrelated parties.
NSP-Wisconsin anticipates the IRA will drive significant customer savings for both new and existing Company owned renewable projects, assuming appropriate regulatory mechanisms and development of a market for the sale of tax credits. The IRA is expected to allow NSP-Wisconsin to monetize tax credits more efficiently with the incremental benefits passed through to customers.
The IRA creates a nuclear PTC beginning in 2024 that may also provide additional savings to NSP System customers, depending on locational marginal pricing, as well as constructive U.S. Treasury guidance regarding computation of the credits.
In addition, the IRA created a new corporate AMT. NSP-Wisconsin does not anticipate AMT having a material cash impact based on current estimates and our interpretation of AMT application.

Environmental
Clean Air Act
In April 2022, the EPA proposed regulations under the "Good Neighbor" provisions of the Clean Air Act. The proposed rules impose a Federal Implementation Plan that establishes an allowance trading program for NOx, potentially impacting NSP System generating facilities. Facilities without NOx controls will have to secure additional allowances, install NOx controls, or develop a strategy of operations that utilizes the existing allowance allocations. The EPA has indicated that it intends for the rule to be final by the end of 2022 with initial applicability for the 2023 ozone season. While the financial impacts of the proposed regulation are uncertain, NSP-Wisconsin anticipates that costs will be recoverable through regulatory mechanisms.
CERCLA
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. NSP-Wisconsin does not manufacture PFAS but because PFAS are so ubiquitous in products and the environment, it may impact our operations. In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA, specifically perfluorooctanoic acid and perfluorooctanesulfonic acid. This proposed rule could result in new obligations for investigation and cleanup wherever PFAS are found to be present. The impact the proposed regulation may have on electric and gas utilities is currently uncertain.

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

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin, dated May 28, 1998	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	3.01
3.02*	Amended and Restated Bylaws of NSP-Wisconsin, dated Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Indenture dated as of July 15, 2022 between Northern States Power Company and U.S. Bank Trust Company, National Association, as successor Trustee, creating 4.86% First Mortgage Bonds, Series due September 15, 2052	NSP-Wisconsin Form 8-K dated July 15, 2022	4.01
10.01*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among Northern States Power Company, a Wisconsin corporation, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated September 19, 2022	99.05
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

10/27/2022	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)