Form 10-K
period 2022-12-31
NORTHERN STATES POWER CO /WI/
filed 2023-02-23
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022 or

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 23, 2023, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 11, 2023. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOT	Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
AMT	Alternative minimum tax
ARO	Asset retirement obligation
ASC	Financial Accounting Standards Board Accounting Standards Codification
C&I	Commercial and Industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CEO	Chief executive officer
CFO	Chief financial officer
CWIP	Construction work in progress

D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EMANI	European Mutual Association for Nuclear Insurance
ETR	Effective tax rate
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
INPO	Institute of Nuclear Power Operations
IRA	Inflation Reduction Act
ISO	Independent System Operator
ITC	Investment tax credit
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
O&M	Operating and maintenance
PFAS	Per- and PolyFluoroAlkyl Substances
PPA	Purchased power agreement
PTC	Production tax credit
REC	Renewable energy credit
ROE	Return on equity
RTO	Regional Transmission Organization
SERP	Supplemental executive retirement plan
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TO	Transmission owner
VIE	Variable interest entity

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022 (including risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.
tie

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

Natural gas customers	0.1 million
Total assets	$3.4 billion
Rate Base (estimated)	$2.1 billion
ROE (net income / average stockholder's equity)	10.57%
Electric generating capacity	548 MW
Gas storage capacity	4.3 Bcf
Electric transmission lines (conductor miles)	12,000 miles
Electric distribution lines (conductor miles)	28,000 miles
Natural gas transmission lines	3 miles
Natural gas distribution lines	3,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. NSP-Wisconsin had electric sales volume of 6,965 (millions of KWh), 0.3 million customers and electric revenues of $1,002 million for 2022.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	29%	84%	29%
C&I	71%	15%	48%
Other	—%	—%	22%

Retail Sales/Revenue Statistics (a)

	2022		2021
KWh sales per retail customer	25,995		25,490
Revenue per retail customer	$2,930		$2,693
Residential revenue per KWh	14.64	¢	13.79	¢
C&I revenue per KWh	9.82	¢	9.16	¢
Total retail revenue per KWh	11.27	¢	10.57	¢
(a) See Note 6 to the consolidated financial statements for further information.

Owned and Purchased Energy Generation — 2022
Electric Energy Sources
Total electric energy generation by source for the year ended Dec. 31:
Carbon–Free — NSP System
The NSP System’s carbon–free energy portfolio includes nuclear, wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. Carbon–free percentages will vary year over year based on system additions, commodity costs, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Wind
Owned — Owned and operated wind farms with corresponding capacity:

2022		2021
Wind Farms	Capacity (MW) (a)	Wind Farms	Capacity (MW) (b)
16	2,352	14	2,031
(a)    Summer 2022 net dependable capacity.
(b)    Summer 2021 net dependable capacity.
PPAs — Number of PPAs with capacity range:

2022		2021
PPAs	Range (MW)	PPAs	Range (MW)
129	1 — 206	128	1 — 206
Current wind capacity for owned wind farms and PPAs was 4,515 MW and 3,997 MW in 2022 and 2021, respectively.
In 2022, the average cost of wind energy was $18 per MWh for owned generation and $37 per MWh under existing PPAs. In 2021, the average cost of wind energy was $25 per MWh for owned generation and $37 per MWh under existing PPAs.
Wind Development — The NSP System placed approximately 500 MW of owned wind and approximately 220 MW of PPAs into service during 2022:

Project	Capacity (MW)
Dakota Range	298	(a)(b)
Nobles Repower	200	(a)(b)
Rock Aetna	20	(a)(b)
PPA	~220	(c)
(a)Summer 2022 net dependable capacity.
(b)Values disclosed are the maximum generation levels. Capacity is attainable only when wind conditions are sufficiently available.
(c)Based on contracted capacity.
The NSP System currently has approximately 550 MW of owned wind under development or being repowered.

Project	Capacity (MW)	Estimated Completion
Northern Wind	100	2023	(a)
Grand Meadow Repower	100	2023
Border Winds Repower	150	2025
Pleasant Valley Repower	200	2025
(a) Placed in service in January 2023.
Solar
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	1,074
Utility-Scale	269
Total	1,343
The average cost of solar energy under existing PPAs was $79 per MWh and $90 per MWh in 2022 and 2021, respectively.
Nuclear
The NSP System has two nuclear plants (owned by NSP-Minnesota) with approximately 1,700 MW of total 2022 net summer dependable capacity. NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. NSP-Minnesota uses varying contract lengths as well as multiple producers for uranium concentrates, conversion services and enrichment services to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost — Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Nuclear
	Cost	Percent
2022	$0.76	51%
2021	$0.77	50%
Other — NSP System
The NSP System’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.
Fossil Fuel — NSP System
The NSP System’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.

Coal
The NSP System owns and operates coal units with approximately 2,400 MW of total 2022 net summer dependable capacity, which provided 18% of NSP System’s energy mix in 2022. All of these units are approved for retirement by 2030.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2023	Sherco 2	682
2026	Sherco 1	680
2028	A.S King	511
2030	Sherco 3	517	(a)
(a)    Based on the NSP System’s ownership percentage.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Coal (a)
	Cost	Percent
2022	$2.27	37%
2021	$1.95	34%
(a)    Includes refuse-derived fuel and wood for the NSP System.
Natural Gas
The NSP System has eight natural gas plants with approximately 2,800 MW of total 2022 net summer dependable capacity, which provided 13% of NSP System’s energy mix in 2022.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Natural Gas
	Cost	Percent
2022	$7.58	12%
2021 (a)	4.98	16
(a)Reflective of Winter Storm Uri.
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (MW)
2022		2021
9,245	June 20	8,837	June 9
Transmission
Transmission lines deliver electricity over long distances from power sources to transmission substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. NSP-Wisconsin owns approximately 12,000 of 44,000 conductor miles of transmission lines across the NSP System service territory.
NSP System plans to build approximately 1,100 additional conductor miles of transmission lines, primarily as part of the MISO Tranche 1 project estimated to be complete in 2028.
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
See Item 2 — Properties for further information.

Natural Gas Operations

Natural gas operations consist of purchase, transportation, and distribution of natural gas to end-use residential, C&I and transport customers. NSP-Wisconsin had natural gas deliveries of 23,038 (thousands of MMBtu), 0.1 million customers and natural gas revenues of $198 million for 2022.

Natural Gas (percentage of total)	Deliveries	Number of Customers	Revenues
Residential	35%	89%	52%
C&I	40	11	44
Transportation and other	25	<1	4
Sales/Revenue Statistics (a)

	2022	2021
MMBtu sales per retail customer	143	133
Revenue per retail customer	$1,570	$1,449
Residential revenue per MMBtu	12.68	12.55
C&I revenue per MMBtu	9.41	9.53
Transportation and other revenue per MMBtu	0.71	1.72
(a)See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily output (firm and interruptible) and occurrence date:

2022		2021 (a)
MMBtu	Date	MMBtu	Date (a)
187,961	Jan. 6	167,656	Feb. 11
(a)Reflective of Winter Storm Uri.
Natural Gas Supply and Cost
NSP-Wisconsin seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility and decrease interruption and financial risks and economical rates. In addition, NSP-Wisconsin conducts natural gas price hedging activities approved by its states’ commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2022	2021
$6.68	$7.11
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
However, it is not possible to determine what additional facilities or modifications to existing or planned facilities will be required as a result of changes to regulations, interpretations or enforcement policies or what effect future laws or regulations may have. We may be required to incur expenditures in the future for remediation of historic and current operating sites and other waste treatment, storage and disposal sites.
There are significant environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. NSP-Wisconsin has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. Future environmental regulations may result in substantial costs.
Emerging Environmental Regulation
Clean Air Act — In April 2022, the EPA proposed regulations under the "Good Neighbor" provisions of the Clean Air Act. The proposed rules establish an allowance trading program for NOx, potentially impacting fossil fuel generating facilities in the NSP System. Under the proposed rule, facilities without NOx controls will have to secure additional allowances, install NOx controls, or develop a strategy of operations that utilizes the existing allowance allocations.The EPA has indicated that it intends for the rule to be final and applicable in the first half of 2023. While the financial impacts of the proposed regulation are uncertain and dependent on market forces, NSP-Wisconsin anticipates that the costs to the NSP System will be approximately $30 million annually and will be recoverable through regulatory mechanisms based on prior state commission practices.
In a June 2022 ruling, the United States Supreme Court held that an economy-wide approach to reducing greenhouse gas emissions from coal-fired power plants was not consistent with the Clean Air Act. Therefore, if the EPA proceeds with new rules, it cannot set a standard based on economy-wide generation shifting to other sources, such as renewable energy. It is anticipated that EPA will propose rules to limit GHG emissions from new and existing coal and natural gas-fired electric generating units in 2023. If any new rules require additional investment, NSP-Wisconsin believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Coal Ash Regulation — In February 2023, the EPA entered into a Consent Decree, committing the agency to either issue new proposed rules by May 5, 2023, to regulate inactive CCR landfills under the CCR Rule for the first time, or to determine no such rules are necessary by that date. If proposed rules are issued in May, the EPA has committed to a May 2024 effective date for the new rules. Until proposed rules are issued, it is not certain what the impact will be on the NSP System, but we anticipate that additional inactive ash units could become regulated for the first time. It is also anticipated that the EPA may issue other CCR proposed rules in 2023 that further expand the scope of the CCR Rule.

Emerging Contaminants of Concern — PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. NSP-Wisconsin does not manufacture PFAS but because PFAS are so ubiquitous in products and the environment, it may impact our operations. In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA, specifically perfluorooctanoic acid and perfluorooctanesulfonic acid. This proposed rule could result in new obligations for investigation and cleanup wherever PFAS are found to be present. The impact the proposed regulation may have on electric and gas utilities is currently uncertain.
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

Employees
As of Dec. 31, 2022, NSP-Wisconsin had 541 full-time employees and one part-time employee, of which 397 were covered under collective-bargaining agreements.

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
Management communicates regularly with the Board of Directors and its sole stockholder regarding risk. Senior management presents and communicates a periodic risk assessment to the Board of Directors providing information on the risks that management believes are material, including financial impact, timing, likelihood and mitigating factors. The Board of Directors regularly reviews management’s key risk assessments, which includes areas of existing and future macroeconomic, financial, operational, policy, environmental, safety and security risks.
The oversight, management and mitigation of risk is an integral and continuous part of the Board of Directors’ governance of NSP-Wisconsin. Processes are in place to confirm appropriate risk oversight, as well as identification and consideration of new risks.
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
•Failures in the availability, acquisition or transportation of fuel or other supplies.
•Impact of adverse weather conditions and natural disasters, including, tornadoes, icing events, floods and droughts.
•Performance below expected or contracted levels of output or efficiency.
•Availability of replacement equipment.
•Availability of adequate water resources and ability to satisfy water intake and discharge requirements.
•Availability or changes to wind patterns.
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
Additionally, compliance with existing and potential new regulations related to the operation and maintenance of our natural gas infrastructure could result in significant costs. The PHMSA is responsible for administering the DOT’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines. The PHMSA continues to develop regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of natural gas pipeline infrastructure. We have programs in place to comply with these regulations and systematically monitor and renew infrastructure over time, however, a significant incident or material finding of non-compliance could result in penalties and higher costs of operations.
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
In addition, the long-term nature of both our planning processes and our asset lives are subject to risk. The electric utility sector is undergoing significant change (e.g., increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
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
We require inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Our utility operations are highly dependent on suppliers to deliver components in accordance with short and long-term project schedules.
Our products contain components that are globally sourced from suppliers who, in turn, source components from their suppliers. A shortage of key components in which an alternative supplier is not identified could significantly impact operations and project plans for NSP-Wisconsin and our customers. Such impacts could include timing of projects, including potential for project cancellation. Failure to adhere to project budgets and timelines adversely impacts our results of operations, financial condition or cash flows.
We are subject to commodity risks and other risks associated with energy markets and energy production.
A significant increase in fuel costs could cause a decline in customer demand, adverse regulatory outcomes and an increase in bad debt expense which may have a material impact on our results of operations. Despite existing fuel cost recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered. Delays in the timing of the collection of fuel cost recoveries could impact our cash flows and liquidity.
A significant disruption in supply could cause us to seek alternative supply services at potentially higher costs. Additionally, supply shortages may not be fully resolved, which negatively impacts our ability to provide services to our customers. Failure to provide service due to disruptions may also result in fines, penalties or cost disallowances through the regulatory process. Also, significantly higher energy or fuel costs relative to sales commitments negatively impacts our cash flows and results of operations.

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
Public perception often does not distinguish between pass through commodity costs and base rates. High commodity prices that are being passed through to customer bills could impact our ability to recover costs for other improvements and operations.
Due to the uncertainty involved in price movements and potential deviation from historical pricing, NSP-Wisconsin is unable to fully assure that its risk management programs and procedures would be effective to protect against all significant adverse market deviations. In addition, NSP-Wisconsin cannot fully assure that its controls will be effective against all potential risks. If such programs and procedures are not effective, NSP-Wisconsin’s results of operations, financial condition or cash flows could be materially impacted.
Failure to attract and retain a qualified workforce could have an adverse effect on operations.
The competition for talent has become increasingly prevalent, and we have experienced increased employee turnover due to the condition of the labor market. In addition, specialized knowledge and skills are required for many of our positions, which may pose additional difficulty for us as we work to recruit, retain and motivate employees in this climate. Failure to hire and adequately train replacement employees, including the transfer of significant knowledge and expertise to new employees or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees adversely impacts our results of operations, financial condition or cash flows.
Our operations use third-party contractors in addition to employees to perform periodic and ongoing work.
We rely on third-party contractors to perform operations, maintenance and construction work. Our contractual arrangements with these contractors typically include performance and safety standards, progress payments, insurance requirements and security for performance. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, regulatory recovery, our reputation and could introduce financial risk or risks of fines.
Our employees, directors, third-party contractors, or suppliers may violate or be perceived to violate our Codes of Conduct, which could have an adverse effect on our reputation.
We are exposed to risk of employee or third-party contractor fraud or misconduct. All employees and members of the Board of Directors are subject to comply with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to comply with our Supplier Code of Conduct. NSP-Wisconsin does not tolerate discrimination, violations of our Code of Conduct or other unacceptable behaviors. However, it is not always possible to identify and deter misconduct by employees and other third-parties, which may result in governmental investigations, other actions or lawsuits. If such actions are taken against us we may suffer loss of reputation and such actions could have a material effect on our financial condition, results of operations and cash flows.
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
Financial Risks
Our profitability depends on our ability to recover costs and changes in regulation may impair our ability to recover costs from our customers.
We are subject to comprehensive regulation by federal and state utility regulatory agencies, including siting and construction of facilities, customer service and the rates that we can charge customers.
The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services and earn a return on capital investment. Our rates are generally regulated and are based on an analysis of our costs incurred in a test year. We are subject to future test years. Thus, the rates we are allowed to charge may or may not match our costs at any given time. Rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital.
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
Adverse regulatory rulings (including changes in recovery mechanisms) or the imposition of additional regulations could have an adverse impact on our results of operations and materially affect our ability to meet our financial obligations, including debt payments and the payment of dividends on common stock.
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
Utility operations require significant capital investment. As a result, we frequently need to access capital markets. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital market disruption and financial market distress could prevent us from issuing commercial paper, issuing new securities or cause us to issue securities with unfavorable terms and conditions, such as higher interest rates or lower proceeds from equity issuances. Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on our operating results.
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in our liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the economy and unemployment rates.
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
As of Dec. 31, 2022, Xcel Energy Inc. and its utility subsidiaries had approximately $22.8 billion of long-term debt and $2.0 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2022, Xcel Energy had the following guarantees outstanding:
•$1 million maximum stated amount and immaterial exposure.
•$61 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
•$98 million for performance and payment of a capital services contract for solar generating equipment, with immaterial exposure.
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
Our operations are affected by economic conditions, which correlates to customers/sales growth (decline). Economic conditions may be impacted by recessionary factors, rising interest rates and insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay their bills which could lead to additional bad debt expense.
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
Health epidemics continue to impact countries, communities, supply chains and markets. Uncertainty continues to exist regarding epidemics; the duration and magnitude of business restrictions including shutdowns (domestically and globally); the potential impact on the workforce including shortages of employees and third-party contractors due to quarantine policies, vaccination requirements or government restrictions; impacts on the transportation of goods, and the generalized impact on the economy.
We cannot ultimately predict whether an epidemic will have a material impact on our future liquidity, financial condition or results of operations. Nor can we predict the impact on the health of our employees, our supply chain or our ability to recover higher costs associated with managing an outbreak.
Operations could be impacted by war, terrorism or other events.
Our generation plants, fuel storage facilities, transmission and distribution facilities and information and control systems may be targets of terrorist activities. Any disruption could impact operations or result in a decrease in revenues and additional costs to repair and insure our assets. These disruptions could have a material impact on our financial condition, results of operations or cash flows. The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business. We have incurred increased costs for security and capital expenditures in response to these risks. The insurance industry has also been affected by these events and the availability of insurance may decrease. In addition, insurance may have higher deductibles, higher premiums and more restrictive policy terms.
A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business, brand and reputation. Because our facilities are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility.
We also face the risks of possible loss of business due to significant events such as severe storms, temperature extremes, wildfires, widespread pandemic, generator or transmission facility outage, pipeline rupture, railroad disruption, operator error, sudden and significant increase or decrease in wind generation or a workforce disruption.
In addition, major catastrophic events throughout the world may disrupt our business. While we have business continuity plans in place, our ability to recover may be prolonged due to the type and extent of the event. NSP-Wisconsin participates in a global supply chain, which includes materials and components that are globally sourced. A prolonged disruption could result in the delay of equipment and materials that may impact our ability to connect, restore and reliably serve our customers.
A major disruption could result in a significant decrease in revenues, additional costs to repair assets, and an adverse impact on the cost and availability of insurance, which could have a material impact on our results of operations, financial condition or cash flows.
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
The utility industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cyber security incidents from international activist organizations, other countries and individuals. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations.
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
Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident on the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers’ operations, could also negatively impact our business.
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
While the Company maintains insurance relating to cybersecurity events, such insurance is subject to a number of exclusions and may be insufficient to offset any losses, costs or damages experienced. Also, the market for cybersecurity insurance is relatively new and coverage available for cybersecurity events is evolving as the industry matures.

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
The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. FERC can impose penalties of up to $1.5 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties. Also, the PHMSA, Occupational Safety and Health Administration and other federal agencies have the authority to assess penalties.
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
Environmental Policy Risks
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
International commitments and agreements could result in future additional GHG reductions in the United States. In addition, in 2023 the EPA intends to publish draft regulations for GHG emissions from the power sector consistent with the agency’s Clean Air Act authorities.
Many states and localities continue to pursue their own climate policies. The steps Xcel Energy has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation and retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies.
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
We establish strategies and expectations related to climate change and other environmental matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.
Severe weather impacts our service territories, primarily when thunderstorms, flooding, tornadoes, wildfires and snow or ice storms or extreme temperatures (high heating/cooling days) occur. Extreme weather conditions in general require system backup and can contribute to increased system stress, including service interruptions. Extreme weather conditions creating high energy demand may raise electricity prices, increasing the cost of energy we provide to our customers.
To the extent the frequency of extreme weather events increases, this could increase our cost of providing service and result in more frequent service interruptions. Periods of extreme temperatures could also impact our ability to meet demand.
More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other factors have increased the duration of the wildfire season and the potential impact of an event. Also, the expansion of the wildland urban interface increases the wildfire risk to surrounding communities and NSP-Wisconsin's electric and natural gas infrastructure.
Other potential risks associated with wildfires include the inability to secure sufficient insurance coverage, or increased costs of insurance, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
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

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2022	Fuel	Installed	MW (a)
Steam:
Bay Front-Ashland, WI, 2 Units	Wood/Natural Gas	1948 - 1956	41
French Island-La Crosse, WI, 2 Units	Wood/Refuse	1940 - 1948	16	(b)
Combustion Turbine:
French Island-La Crosse, WI, 2 Units	Oil	1974	122
Wheaton-Eau Claire, WI, 5 Units	Natural Gas/Oil	1973	234
Hydro:
Various locations, 62 Units	Hydro	Various	135
		Total	548
(a)Summer 2022 net dependable capacity.
(b)Refuse-derived fuel is made from municipal solid waste.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2022:

Conductor Miles
Transmission
345 KV	2,457
161 KV	1,795
115 KV	1,829
Less than 115 KV	5,571
Total Transmission	11,652
Distribution
Less than 115 KV	27,817
Total	39,469
NSP-Wisconsin had 206 electric utility transmission and distribution substations at Dec. 31, 2022.
Natural gas utility mains at Dec. 31, 2022:

Miles
Transmission	3
Distribution	2,570

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
The dividends declared during 2022 and 2021 were as follows:

(Millions of Dollars)	2022	2021
First quarter	$22	$19
Second quarter	19	15
Third quarter	23	50
Fourth quarter	24	26

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that are adjusted from measures calculated and presented in accordance with GAAP.
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

Results of Operations
2022 Comparison with 2021
NSP-Wisconsin’s net income was $125 million for 2022 compared with $108 million for 2021. The increase is due to regulatory rate outcomes and sales growth, partially offset by higher depreciation and O&M expenses.
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

(Millions of Dollars)	2022	2021
Electric revenues	$1,002	$922
Electric fuel and purchased power	(463)	(428)
Electric margin	$539	$494
Changes in Electric Margin

(Millions of Dollars)	2022 vs. 2021
Regulatory rate outcomes (Wisconsin and Michigan)	$35
Sales and demand	9
Estimated impact of weather	2
Other (net)	(1)
Total increase	$45

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
Natural Gas Revenues, Cost of Natural Gas Sold and Transported and Natural Gas Margin

(Millions of Dollars)	2022	2021
Natural gas revenues	$198	$182
Cost of natural gas sold and transported	(116)	(117)
Natural gas margin	$82	$65
Changes in Natural Gas Margin

(Millions of Dollars)	2022 vs. 2021
Regulatory rate outcomes (Wisconsin)	$11
Estimated impact of weather	5
Natural gas sales and transport (excluding weather impact)	1
Total increase	$17
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $25 million year-to-date. The increase was primarily due to technology and customer programs; operational activities (vegetation management, repairs/maintenance and storms); interchange; inflation and supply chain constraints; and other.
Depreciation and Amortization — Depreciation and amortization increased $11 million for 2022 compared with 2021, primarily due to capital investment.
Income Taxes — Income tax expense increased $5 million for 2022. The increase was primarily driven by higher pretax earnings in 2022.

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
In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact NSP-Wisconsin’s results of operations and credit quality.
See Rate Matters within Note 12 to the consolidated financial statements for further information.
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
Pending and Recently Concluded Regulatory Proceedings
Michigan Natural Gas Rate Case — In July 2022, NSP-Wisconsin filed an application with the MPSC seeking a revenue increase in base natural gas rates of $1 million for the period of 2023-2025. In October 2022, NSP-Wisconsin reached a settlement in principle with MPSC staff and various parties, granting a gas revenue increase of $0.7 million in 2023 and an incremental increase in 2024. The settlement is based on a capital structure of 9.8% ROE and 52.5% equity ratio. In December 2022, the MPSC approved the settlement with new rates effective January 1, 2023.

Other
Supply Chain
NSP-Wisconsin’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to scarcity of certain raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, labor shortages and the impact of international conflicts/issues. NSP-Wisconsin continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers, modifying design standards, and adjusting the timing of work.
Electric Distribution and Transmission Transformers
The availability of certain transformers is an industry-wide issue that has been significantly impacted and in some cases may result in delays in projects and new customer connections. NSP-Wisconsin continues to seek alternative suppliers and prioritize work plans to mitigate impacts of supply constraints.
Solar Resources
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
In December 2022, NSP-Wisconsin notified the PSCW that the Company will not proceed with the purchase of the Western Mustang solar generating facility. NSP-Wisconsin noted in the letter to the Commission that it remains committed to advancing solar in Wisconsin and pursuing incremental solar generation from other developers.
MISO Capacity Credits — The NSP System offered 1,500 MW of excess capacity into the MISO planning resource auction for June 2022 through May 2023. Due to a projected overall capacity shortfall in the MISO region, the 1,500 MWs offered cleared the auction at maximum pricing, generating revenues of approximately $90 million in 2022, with approximately $60 million expected in 2023.
NSP-Wisconsin's share of the 2022 capacity revenues was approximately $15 million. These revenues offset fuel costs through existing fuel recovery mechanisms.
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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Derivatives, Risk Management and Market Risk
NSP-Wisconsin is exposed to a variety of market risks in the normal course of business. Market risk is the potential loss that may occur as a result of adverse changes in the market or fair value for a particular instrument or commodity. All financial and commodity-related instruments, including derivatives, are subject to market risk.
NSP-Wisconsin is exposed to the impact of adverse changes in price for energy and energy-related products, which is partially mitigated by the use of commodity derivatives. In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral. While NSP-Wisconsin expects that the counterparties will perform on the contracts underlying its derivatives, the contracts expose NSP-Wisconsin to credit and non-performance risk.
Distress in the financial markets may impact counterparty risk and the fair value of the securities in the pension fund.
Commodity Price Risk — We are exposed to commodity price risk in our electric and natural gas operations. Commodity price risk is managed by entering into long and short-term physical purchase and sales contracts for natural gas used in distribution activities.
Commodity price risk is also managed through the use of financial derivative instruments. Our risk management policy allows us to manage commodity price risk within each rate-regulated operation per commission approved hedge plans.
Interest Rate Risk — NSP-Wisconsin is subject to interest rate risk. NSP-Wisconsin’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100 basis point change in the benchmark rate on NSP-Wisconsin’s variable rate debt would impact pretax interest expense annually by an immaterial amount and approximately $1 million in Dec. 31, 2022 and 2021, respectively.

The value of pension and postretirement plan assets and benefit costs are impacted by changes in discount rates and expected return on plan assets. NSP-Wisconsin’s ongoing pension and postretirement investment strategy is based on plan-specific investment recommendations that seek to optimize potential investment risk and minimize interest rate risk associated with changes in the obligations as a plan’s funded status increases over time. The impacts of fluctuations in interest rates on pension and postretirement costs are mitigated by pension cost calculation methodologies and regulatory mechanisms that minimize the earnings impacts of such changes.
Credit Risk — NSP-Wisconsin is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. NSP-Wisconsin maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.
At Dec. 31, 2022 and 2021, a 10% increase or decrease in commodity prices would have an immaterial impact on credit exposure.

NSP-Wisconsin conducts credit reviews for all wholesale, trading and non-trading commodity counterparties and employs credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase NSP-Wisconsin credit risk.
Fair Value Measurements
Derivative contracts, with the exception of those designated as normal purchases and normal sales, are reported at fair value. NSP-Wisconsin’s pension and other postretirement funds are also subject to fair value accounting. See Notes 8 and 9 to the consolidated financial statements for further information.

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
NSP-Wisconsin management assessed the effectiveness of NSP-Wisconsin’s internal control over financial reporting as of Dec. 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2022, NSP-Wisconsin’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 23, 2023	Feb. 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Northern States Power Company, a Wisconsin corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company, a Wisconsin corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
February 23, 2023

We have served as the Company’s auditor since 2002.

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2022	2021	2020
Operating revenues
Electric, non-affiliates	$800	$733	$687
Electric, affiliates	202	189	168
Natural gas	198	182	119
Other	1	1	—
Total operating revenues	1,201	1,105	974

Operating expenses
Electric fuel and purchased power, non-affiliates	17	20	13
Purchased power, affiliates	446	408	379
Cost of natural gas sold and transported	116	117	53
Operating and maintenance expenses	223	198	191
Conservation program expenses	13	13	13
Depreciation and amortization	158	147	156
Taxes (other than income taxes)	31	28	28
Total operating expenses	1,004	931	833

Operating income	197	174	141

Other expense, net	(2)	(1)	(8)
Allowance for funds used during construction — equity	7	5	5

Interest charges and financing costs
Interest charges — includes other financing costs of $1, $1 and $1, respectively	45	42	40
Allowance for funds used during construction — debt	(3)	(2)	(2)
Total interest charges and financing costs	42	40	38

Income before income taxes	160	138	100
Income tax expense (benefit)	35	30	(7)
Net income	$125	$108	$107

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2022	2021	2020
Operating activities
Net income	$125	$108	$107
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	159	148	158
Deferred income taxes	(2)	9	(36)
Allowance for equity funds used during construction	(7)	(5)	(5)
Provision for bad debts	4	4	7
Changes in operating assets and liabilities:
Accounts receivable	(13)	(5)	(12)
Accrued unbilled revenues	(5)	(16)	—
Inventories	(14)	(12)	(5)
Other current assets	(20)	(4)	(3)
Accounts payable	5	8	(3)
Net regulatory assets and liabilities	18	(41)	—
Other current liabilities	16	2	4
Pension and other employee benefit obligations	(4)	(9)	(7)
Other, net	(5)	(1)	(3)
Net cash provided by operating activities	257	186	202

Investing activities
Capital/construction expenditures	(353)	(264)	(238)
Investments in utility money pool arrangement	(100)	(71)	—
Repayments from money pool arrangement	100	71	—
Net cash used in investing activities	(353)	(264)	(238)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(35)	64	(46)
Proceeds from issuance of long-term debt	99	99	97
Repayments of long-term debt	—	(19)	—
Borrowings under money pool arrangement	591	358	—
Repayments under money pool arrangement	(591)	(358)	—
Capital contributions from parent	114	46	56
Dividends paid to parent	(91)	(103)	(70)
Net cash provided by financing activities	87	87	37

Net change in cash, cash equivalents and restricted cash	(9)	9	1
Cash, cash equivalents and restricted cash at beginning of period	11	2	1
Cash, cash equivalents and restricted cash at end of period	$2	$11	$2

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(39)	$(38)	$(36)
Cash paid for income taxes, net	(32)	(22)	(26)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$54	$43	$21
Inventory transfers to property, plant and equipment	1	1	5
Allowance for equity funds used during construction	7	5	5

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2022	2021
Assets
Current assets
Cash and cash equivalents	$2	$11
Accounts receivable, net	84	71
Accrued unbilled revenues	74	69
Other receivables	19	3
Inventories	39	27
Regulatory assets	44	21
Prepaid taxes	27	25
Prepayments and other	11	7
Total current assets	300	234

Property, plant and equipment, net	2,914	2,660

Other assets
Regulatory assets	193	225
Other	3	4
Total other assets	196	229
Total assets	$3,410	$3,123

Liabilities and Equity
Current liabilities
Short-term debt	47	83
Accounts payable	92	69
Accounts payable to affiliates	19	23
Dividends payable to parent	23	26
Regulatory liabilities	21	4
Taxes accrued	13	10
Accrued interest	12	10
Other	28	21
Total current liabilities	255	246

Deferred credits and other liabilities
Deferred income taxes	333	325
Deferred investment tax credits	5	5
Regulatory liabilities	383	372
Customer advances	23	23
Pension and employee benefit obligations	23	16
Other	43	46
Total deferred credits and other liabilities	810	787

Commitments and contingencies
Capitalization
Long-term debt	1,086	987
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Dec. 31, 2022 and Dec. 31, 2021, respectively	93	93
Additional paid in capital	761	642
Retained earnings	405	368
Total common stockholder's equity	1,259	1,103
Total liabilities and equity	$3,410	$3,123

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2019	933,000	$93	$537	$337	$967

Net income				107	107
Common dividends declared to parent				(74)	(74)
Contribution of capital by parent			68		68
Balance at Dec. 31, 2020	933,000	$93	$605	$370	$1,068

Net income				108	108
Common dividends declared to parent				(110)	(110)
Contribution of capital by parent			37		37
Balance at Dec. 31, 2021	933,000	$93	$642	$368	$1,103

Net income				125	125
Common dividends declared to parent				(88)	(88)
Contribution of capital by parent			119		119
Balance at Dec. 31, 2022	933,000	$93	$761	$405	$1,259

See Notes to Consolidated Financial Statements

NORTHERN STATES POWER COMPANY - WISCONSIN
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
General — NSP-Wisconsin is engaged in the regulated generation, transmission, distribution and sale of electricity and the regulated purchase, transportation, distribution and sale of natural gas.
NSP-Wisconsin’s consolidated financial statements include its wholly-owned subsidiaries and VIEs for which it is the primary beneficiary. In the consolidation process, all intercompany transactions and balances are eliminated. NSP-Wisconsin has investments in certain transmission facilities jointly owned with nonaffiliated utilities.
NSP-Wisconsin’s proportionate share of jointly owned facilities is recorded as property, plant and equipment on the consolidated balance sheets and NSP-Wisconsin’s proportionate share of operating costs associated with these facilities is included in its consolidated statements of income.
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
Estimates and assumptions for recovery of deferred costs and refund of deferred credits are based on specific ratemaking decisions, precedent or other information available. Regulatory assets and liabilities are amortized consistent with the treatment in the rate setting process.
If changes in the regulatory environment occur, NSP-Wisconsin may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities. Such changes could have a material effect on NSP-Wisconsin’s results of operations, financial condition and cash flows.
See Note 4 for further information.
Income Taxes — NSP-Wisconsin accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities.
NSP-Wisconsin uses rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
The effects of tax rate changes that are attributable to the utility subsidiaries are generally subject to a normalization method of accounting. Therefore, the revaluation of most of the utility subsidiaries’ net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability, refundable to utility customers over the remaining life of the related assets. NSP-Wisconsin anticipates that a tax rate increase would predominantly result in the establishment of a regulatory asset, subject to an evaluation of whether future recovery is expected.
Reversal of certain temporary differences are accounted for as current income tax expense due to the effects of past regulatory practices when deferred taxes were not required to be recorded due to the use of flow through accounting for ratemaking purposes.
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize over the book depreciable lives of the related property. The requirement to defer and amortize these credits specifically applies to certain federal ITCs, as determined by tax regulations and NSP-Wisconsin tax elections. For tax credits otherwise eligible to be recognized when earned, NSP-Wisconsin considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory assets or liabilities.
Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Utility rate regulation has resulted in the recognition of regulatory assets and liabilities related to income taxes.
NSP-Wisconsin measures and discloses uncertain tax positions that it has taken or expects to take in its income tax returns. A tax position is recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. Recognition of changes in uncertain tax positions are reflected as a component of income tax expense.
Interest and penalties related to income taxes are reported within other (expense) income or interest charges in the consolidated statements of income.

Xcel Energy Inc. and its subsidiaries, including NSP-Wisconsin file consolidated federal income tax returns as well as consolidated or separate state income tax returns. Federal income taxes paid by Xcel Energy Inc. are allocated to its subsidiaries based on separate company computations. A similar allocation is made for state income taxes paid by Xcel Energy Inc. in connection with consolidated state filings. Xcel Energy Inc. also allocates its own income tax benefits to its direct subsidiaries.
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
Depreciation expense is recorded using the straight-line method over the plant’s commission approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.6% in 2022, 2021 and 2020.
See Note 3 for further information.
AROs — NSP-Wisconsin records AROs as a liability for the fair value of an ARO to be recognized in the period incurred (if it can be reasonably estimated), with the offsetting/associated costs capitalized as a long-lived asset. The liability is generally increased over time by applying the effective interest method of accretion and the capitalized costs are typically depreciated over the useful life of the long-lived asset. Changes resulting from revisions to timing or amounts of expected asset retirement cash flows are recognized as an increase or a decrease in the ARO.
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
See Note 9 for further information.
Environmental Costs — Environmental costs are recorded when it is probable NSP-Wisconsin is liable for remediation costs and the amount can be reasonably estimated. Costs are deferred as a regulatory asset if it is probable the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. For certain environmental costs related to facilities currently in use, such as for emission-control equipment, the cost is capitalized and depreciated over the life of the plant.
Estimated remediation costs are regularly adjusted as estimates are revised and remediation is performed. If other participating potentially responsible parties exist and acknowledge their potential involvement with a site, costs are estimated and recorded only for NSP-Wisconsin’s expected share of the cost.
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
A separate financing component of collections from customers is not recognized as contract terms are short-term in nature. Revenues are net of any excise or sales taxes or fees.
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

As of Dec. 31, 2022 and 2021, the allowance for bad debts was $9 million and $8 million, respectively.
Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$8	$8
Fuel	11	9
Natural gas	20	10
Total inventories	$39	$27
Fair Value Measurements — NSP-Wisconsin presents cash equivalents, interest rate derivatives and commodity derivatives at estimated fair values in its consolidated financial statements.
For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used to estimate fair value. For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract. In the absence of a quoted price, quoted prices for similar contracts or internally prepared valuation models may be used to determine fair value.
For the pension and postretirement plan assets and nuclear decommissioning fund, published trading data and pricing models, generally using the most observable inputs available, are utilized to determine fair value for each security.
See Notes 8 and 9 for further information.
Derivative Instruments — NSP-Wisconsin uses derivative instruments in connection with its commodity trading activities, and to manage risk associated with changes in interest rates, and utility commodity prices, including forward contracts, futures, swaps and options. Any derivative instruments not qualifying for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
Gains or losses on commodity trading transactions are recorded as a component of electric operating revenues.
Normal Purchases and Normal Sales — NSP-Wisconsin enters into contracts for purchases and sales of commodities for use in its operations. At inception, contracts are evaluated to determine whether they contain a derivative, and if so, whether they may be exempted from derivative accounting if designated as normal purchases or normal sales.
See Note 8 for further information.

Other Utility Items
AFUDC — AFUDC represents the cost of capital used to finance utility construction activity and is computed by applying a composite financing rate to qualified CWIP. The amount of AFUDC capitalized as a utility construction cost is credited to other nonoperating income (for equity capital) and interest charges (for debt capital). AFUDC amounts capitalized are included in NSP-Wisconsin’s rate base.
Alternative Revenue — Certain rate rider mechanisms qualify as alternative revenue programs. These mechanisms arise from instances in which the regulator authorizes a future surcharge in response to past activities or completed events. When certain criteria are met, including expected collection within 24 months, revenue is recognized, which may include incentives and return on rate base items.
The mechanisms are revised periodically for differences between total amount collected and the revenue earned, which may increase or decrease the level of revenue collected from customers. Alternative revenues arising from these programs are presented on a gross basis and disclosed separately from revenue from contracts with customers.
See Note 6 for further information.
Conservation Programs — NSP-Wisconsin participates in and funds conservation programs in its retail jurisdictions to assist customers in conserving energy and reducing peak demand on the electric and natural gas systems. NSP-Wisconsin recovers approved conservation program costs in base rate revenue.
For operations in the state of Wisconsin, NSP-Wisconsin is required to contribute 1.2% of its three-year average annual operating revenues to the statewide energy efficiency and renewable resource program Focus on Energy. Funding is collected through base rates, and there is no financial incentive provided to the utility. The PSCW has oversight of Focus on Energy including auditing and verification of programs. The program portfolio is outsourced to a third-party administrator who subcontracts as necessary to implement programs.
Emissions Allowances — Emissions allowances are recorded at cost, including broker commission fees. The inventory accounting model is utilized for all emissions allowances and any sales of these allowances are included in electric revenues.
RECs — Cost of RECs that are utilized for compliance is recorded as electric fuel and purchased power expense. An inventory accounting model is used to account for RECs.
Sales of RECs are recorded in electric revenues on a gross basis. Cost of these RECs are recorded in electric fuel and purchased power expense.

2. Accounting Pronouncements
As of Dec. 31, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on NSP-Wisconsin’s consolidated financial statements.

3. Property, Plant, and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$3,579	$3,348
Natural gas plant	465	423
Common and other property	260	233
CWIP	174	134
Total property, plant and equipment	4,478	4,138
Less accumulated depreciation	(1,564)	(1,478)
Property, plant and equipment, net	$2,914	$2,660

Joint Ownership of Transmission Facilities
Jointly owned assets as of Dec. 31, 2022:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
Electric transmission:
La Crosse, WI to Madison, WI	$177	$20	37%
CapX2020	166	34	80
Total (a)	$343	$54
(a)Projects additionally include $1 million in CWIP.
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2022		Dec. 31, 2021 (a)
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Environmental remediation costs	1, 10	Various	$13	$63	$13	$79
Pension and retiree medical obligations	9	Various	2	61	4	55
State commission adjustments		Plant lives	1	22	1	21
Recoverable deferred taxes on AFUDC		Plant lives	—	20	—	19
Net AROs (b)	1, 10	Various	—	18	—	10
Deferred natural gas and electric energy/fuel costs	7	One year	23	—	2	29
Other		Various	5	9	1	12
Total regulatory assets			$44	$193	$21	$225
(a)Prior period amounts have been restated to conform with current year presentation.
(b)Includes amounts recorded for future recovery of AROs, less amounts recovered through NSP-Wisconsin’s share of nuclear decommissioning accruals and gains from decommissioning investments.
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2022		Dec. 31, 2021
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	1, 10	Various	$—	$223	$—	$201
Deferred income tax adjustments and TCJA refunds (a)	7	Various	—	144	—	152
United States Department of Energy Settlement		Various	12	3	—	14
Deferred natural gas and electric energy/fuel costs		Less than one year	5	—	3	—
Other		Various	4	13	1	5
Total regulatory liabilities			$21	$383	$4	$372
(a)    Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
NSP-Wisconsin’s regulatory assets not earning a return include the unfunded portion of pension and retiree medical obligations and net AROs (i.e. deferrals for where cash has not been disbursed). At Dec. 31, 2022 and 2021, there were no regulatory assets of past expenditures that were not eligible to earn a return.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2022	Year Ended
		2022	2021
Borrowing limit	$150	$150	$150
Amount outstanding at period end	—	—	—
Average amount outstanding	1	25	16
Maximum amount outstanding	16	81	78
Weighted average interest rate, computed on a daily basis	4.07%	1.10%	0.05%
Weighted average interest rate at period end	N/A	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2022	Year Ended Dec. 31
		2022	2021	2020
Borrowing limit	$150	$150	$150	$150
Amount outstanding at period end	47	47	83	19
Average amount outstanding	9	18	3	30
Maximum amount outstanding	52	123	83	95
Weighted average interest rate, computed on a daily basis	4.39	1.03	0.18	1.59
Weighted average interest rate at end of period	4.55	4.55	0.21	0.17
Letters of Credit — NSP-Wisconsin may use letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2022 and 2021, there were no letters of credit outstanding.
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
Features of the credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2022	2021
47%	49%	N/A	1
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
If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2022, NSP-Wisconsin was in compliance with all financial covenants.
NSP-Wisconsin had the following committed credit facility available as of Dec. 31, 2022 (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150	$47	$103
(a)This credit facility matures in September 2027.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the facility outstanding at Dec. 31, 2022 and 2021, respectively.
Other Short-Term Borrowings — Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. at Dec. 31, 2022 and 2021, respectively.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of NSP-Wisconsin is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of new issuance.
Long-term debt obligations for NSP-Wisconsin as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2022	2021
First mortgage bonds	3.30	June 15, 2024	100	100
First mortgage bonds	3.30	June 15, 2024	100	100
First mortgage bonds	6.375	Sept. 1, 2038	200	200
First mortgage bonds	3.70	Oct. 1, 2042	100	100
First mortgage bonds	3.75	Dec. 1, 2047	100	100
First mortgage bonds	4.20	Sept. 1, 2048	200	200
First mortgage bonds	3.05	May 1, 2051	100	100
First mortgage bonds (a)	2.82	May 1, 2051	100	100
First mortgage bonds (b)	4.86	Sept. 15, 2052	100	—
Other long-term debt			—	1
Unamortized discount			(3)	(4)
Unamortized debt issuance cost			(11)	(10)
Total long-term debt			$1,086	$987
(a)2021 financing.
(b)2022 financing.
Maturities of long-term debt:

(Millions of Dollars)
2023	$—
2024	200
2025	—
2026	—
2027	—

Deferred Financing Costs — Deferred financing costs of approximately $11 million and $10 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2022 and 2021, respectively. NSP-Wisconsin is amortizing these financing costs over the remaining maturity periods of the related debt.
Dividend Restrictions — NSP-Wisconsin’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings.
NSP-Wisconsin’s state regulatory commission additionally imposes dividend limitations, which are more restrictive than those imposed by the FERC.
Requirements and actuals as of Dec. 31, 2022:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual
Low	High	2022
52.5%	N/A	52.8%

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization (a)
$11	million	2,280	million	N/A
(a)NSP-Wisconsin cannot pay annual dividends in excess of forecasted levels if its average equity-to-total capitalization ratio falls below the commission authorized level.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$293	$103	$—	$396
C&I	485	87	—	572
Other	7	—	—	7
Total retail	785	190	—	975
Interchange	202	—	—	202
Other	4	4	—	8
Total revenue from contracts with customers	991	194	—	1,185
Alternative revenue and other	11	4	1	16
Total revenues	$1,002	$198	$1	$1,201

	Year Ended Dec. 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$272	$91	$—	$363
C&I	441	85	—	526
Other	8	—	1	9
Total retail	721	176	1	898
Interchange	189	—	—	189
Other	—	4	—	4
Total revenue from contracts with customers	910	180	1	1,091
Alternative revenue and other	12	2	—	14
Total revenues	$922	$182	$1	$1,105

	Year Ended Dec. 31, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$258	$64	$—	$322
C&I	411	49	—	460
Other	6	—	—	6
Total retail	675	113	—	788
Interchange	168	—	—	168
Other	—	4	—	4
Total revenue from contracts with customers	843	117	—	960
Alternative revenue and other	12	2	—	14
Total revenues	$855	$119	$—	$974

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2022	2021 (b)	2020 (b)
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	6.2	6.2	6.2
Increases (decreases) in tax from:
Plant regulatory differences (a)	(3.8)	(4.1)	(19.3)
Other tax credits, net NOL & tax credit allowances	(0.8)	(1.0)	(1.5)
Amortization of excess nonplant deferred taxes	—	—	(12.6)
Other, net	(0.7)	(0.4)	(0.8)
Effective income tax rate	21.9%	21.7%	(7.0)%
(a)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.
(b)Prior period amounts have been restated to conform with current year presentation.

Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2022	2021	2020
Current federal tax expense	$28	$17	$25
Current state tax expense	9	4	6
Current change in unrecognized tax benefit	—	—	(1)
Deferred federal tax (benefit) expense	(5)	3	(37)
Deferred state tax expense	3	6	1
Deferred ITCs	—	—	(1)
Total income tax expense (benefit)	$35	$30	$(7)
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2022	2021	2020
Deferred tax expense excluding items below	$8	$18	$9
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(10)	(10)	(45)
Other	—	1	—
Deferred tax (benefit) expense	$(2)	$9	$(36)
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2022	2021
Deferred tax liabilities:
Difference between book and tax bases of property	$343	$331
Regulatory assets	25	29
Pension expense	10	11
Deferred fuel costs	6	8
Other	8	7
Total deferred tax liabilities	$392	$386

Deferred tax assets:
Regulatory liabilities	$36	$38
Tax credit carryforward	7	8
Environmental remediation	4	5
Other employee benefits	3	4
Rate refund	3	—
Deferred ITCs	2	2
Other	4	4
Total deferred tax assets	$59	$61
Net deferred tax liability	$333	$325
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2022	2021
Federal tax credit carryforwards	$7	$8
State NOL carryforward	2	2
Federal carryforward periods expire between 2032 and 2042 and state carryforward periods expire between 2031 and 2036.
Federal Tax Loss Carryback Claims — In 2020, Xcel Energy identified certain expenses related to tax years 2009 - 2011 that qualify for an extended carryback claim. NSP-Wisconsin is not expected to accrue any income tax expense related to this adjustment.
Unrecognized Tax Benefits
Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	March 2024
2019	October 2023
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
State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2022, NSP-Wisconsin’s earliest open tax years that are subject to examination by state taxing authorities under applicable statutes of limitations are as follows:

State	Tax Year(s)	Expiration
Wisconsin	2016-2017	April 2023
Wisconsin	2018	October 2023
In 2021, Wisconsin began an audit of tax years 2016-2019. As of Dec. 31, 2022 no material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Unrecognized tax benefit — Permanent tax positions	$2	$2
Unrecognized tax benefit — Temporary tax positions	1	1
Total unrecognized tax benefit	$3	$3
Changes in unrecognized tax benefits:

(Millions of Dollars)	2022	2021	2020
Balance at Jan. 1	$3	$2	$3
Additions for tax positions of prior years	—	1	1
Reductions for tax positions of prior years	—	—	(2)
Balance at Dec. 31	$3	$3	$2
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
NOL and tax credit carryforwards	$(2)	$(2)
As the IRS progresses its review of the tax loss carryback claims and as state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2 million in the next 12 months.

Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. Payables for interest related to unrecognized tax benefits at Dec. 31, 2022, 2021 and 2020 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2022, 2021 or 2020.

8. Fair Value of Financial Assets and Liabilities
Fair Value Measurements
Accounting guidance for fair value measurements and disclosures provides a hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value.
•Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are actively traded instruments with observable actual trading prices.
•Level 2 — Pricing inputs are other than actual trading prices in active markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.
•Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 include those valued with models requiring significant judgment or estimation.
Specific valuation methods include:
Commodity derivatives — Methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contracts relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges, the significance of the use of less observable inputs on a valuation is evaluated, and may result in Level 3 classification.
Derivative Activities and Fair Value Measurements
NSP-Wisconsin enters into derivative instruments, including forward contracts, futures, swaps and options, to manage risk in connection with changes in utility commodity prices.
Commodity Derivatives — NSP-Wisconsin enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations. This could include the purchase or sale of natural gas to generate electric energy and natural gas for resale.
As of Dec. 31, 2022, NSP-Wisconsin had no commodity contracts designated as cash flow hedges.
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
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2022
Other derivative instruments
Natural gas commodity	(1)
Total	$(1)

Year Ended Dec. 31, 2021
Other derivative instruments
Natural gas commodity	(1)
Total	$(1)

Year Ended Dec. 31, 2020
Other derivative instruments
Natural gas commodity	(1)
Total	$(1)

Pre-Tax (Gains) Losses Reclassified into Income During the Period from:			Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2022
Other derivative instruments
Natural gas commodity	—		(2)	(a)
Total	$—		$(2)

Year Ended Dec. 31, 2021
Other derivative instruments
Natural gas commodity	—		(1)	(a)
Total	$—		$(1)

Year Ended Dec. 31, 2020
Other derivative instruments
Natural gas commodity	1	(a)	(1)	(a)
Total	$1		$(1)
(a)    Recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2022, 2021 and 2020.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets (b)
Natural gas commodity	$—	$2	$—	$2	$—	$2	$—	$1	$—	$1	$—	$1
Current derivative liabilities (c)
Natural gas commodity	$—	$1	$—	$1	$—	$1	$—	$1	$—	$1	$—	$1
(a)NSP-Wisconsin nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. Counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Included in prepayments and other current assets at Dec. 31, 2022 and Dec. 31, 2021 on the consolidated balance sheet.
(c)Included in other current liabilities at Dec. 31, 2022 and Dec. 31, 2021 on the consolidated balance sheet.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2022		2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,086	$980	$987	$1,143
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2022 and 2021, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy, which includes NSP-Wisconsin, has several noncontributory, qualified, defined benefit pension plans that cover almost all employees. All newly hired or rehired employees participate under the Cash Balance formula, which is based on pay credits using a percentage of annual eligible pay and annual interest credits. The average annual interest crediting rates for these plans was 4.86, 1.96 and 1.78 percent in 2022, 2021, and 2020, respectively. Some employees may participate under legacy formulas such as the traditional final average pay or pension equity. Xcel Energy’s policy is to fully fund into an external trust the actuarially determined pension costs subject to the limitations of applicable employee benefit and tax laws.
In addition to the qualified pension plans, Xcel Energy maintains a SERP and a nonqualified pension plan. The SERP is maintained for certain executives who participated in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions funded by Xcel Energy’s consolidated operating cash flows. Obligations of the SERP and nonqualified plan as of Dec. 31, 2022 and 2021 were $11 million and $43 million, respectively, of which the amounts attributable to NSP-Wisconsin were immaterial in both years. Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $17 million and $4 million in 2022 and 2021, respectively, of which amounts attributable to NSP-Wisconsin were immaterial.
Investment-return assumption considers the expected long-term performance for each of the asset classes in its pension and postretirement health care portfolio. Xcel Energy considers the historical returns achieved by its asset portfolios over long time periods, as well as the long-term projected return levels from investment experts.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2022 were below the assumed level of 6.60%.
•Investment returns in 2021 were above the assumed level of 6.60%.
•Investment returns in 2020 were above the assumed level of 7.10%.
•In 2023, NSP-Wisconsin’s expected investment-return assumption is 7.25%.
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

Plan Assets
For each of the fair value hierarchy levels, NSP-Wisconsin’s pension plan assets measured at fair value:

	Dec. 31, 2022 (a)					Dec. 31, 2021 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$4	$—	$—	$—	$4	$5	$—	$—	$—	$5
Commingled funds	35	—	—	34	69	49	—	—	44	93
Debt securities	—	22	—	—	22	—	36	—	—	36
Equity securities	2	—	—	—	2	3	—	—	—	3
Total	$41	$22	$—	$34	$97	$57	$36	$—	$44	$137
(a)See Note 8 for further information on fair value measurement inputs and methods.
NSP-Wisconsin has immaterial postretirement benefit plan assets that were measured at fair value at Dec. 31, 2022 and 2021.
No assets were transferred in or out of Level 3 for 2022 or 2021.
Funded Status — Benefit obligations for both pension and postretirement plans decreased from Dec. 31, 2021 to Dec. 31, 2022, due primarily to benefit payments and increases in discount rates used in actuarial valuations. Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for NSP-Wisconsin are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2022	2021	2022	2021
Change in Benefit Obligation:
Obligation at Jan. 1	$141	$154	$11	$13
Service cost	5	5	—	—
Interest cost	4	4	1	1
Actuarial gain	(21)	(4)	(3)	(1)
Benefit payments	(17)	(18)	(1)	(2)
Obligation at Dec. 31	$112	$141	$8	$11
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$137	$140	$—	$—
Actual return on plan assets	(24)	10	—	—
Employer contributions	1	5	1	1
Benefit payments	(17)	(18)	(1)	(1)
Fair value of plan assets at Dec. 31	$97	$137	$—	$—
Funded status of plans at Dec. 31	$(15)	$(4)	$(8)	$(11)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Current liabilities	$—	$—	$—	$(1)
Noncurrent liabilities	(15)	(4)	(8)	(10)
Net amounts recognized	$(15)	$(4)	$(8)	$(11)

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2022	2021	2022	2021
Discount rate for year-end valuation	5.80%	3.08%	5.80%	3.09%
Expected average long-term increase in compensation level	4.25%	3.75%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	6.50%	5.30%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.50%	4.90%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	7	4
Accumulated benefit obligation for the pension plan was $101 million and $129 million as of Dec. 31, 2022 and 2021, respectively.

Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other expense in the consolidated statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2022	2021	2020	2022	2021	2020
Service cost	$5	$5	$4	$—	$—	$—
Interest cost	4	4	5	1	1	1
Expected return on plan assets	(8)	(8)	(8)	—	—	—
Amortization of net loss	3	5	5	—	—	—
Settlement charge (a)	6	5	—	—	—	—
Net periodic pension cost	$10	$11	$6	$1	$1	$1
Effects of regulation	(2)	(3)	7	—		—
Net benefit cost recognized for financial reporting	$8	$8	$13	$1	$1	$1
Significant Assumptions Used to Measure Costs:
Discount rate	3.08%	2.71%	3.49%	3.09%	2.65%	3.47%
Expected average long-term increase in compensation level	3.75	3.75	3.75	—	—	—
Expected average long-term rate of return on assets	6.60	6.60	7.10	4.10	4.10	4.50
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2022 and 2021, as a result of lump-sum distributions during the plan years, NSP-Wisconsin recorded a total pension settlement charge of $6 million and $5 million, respectively, a total of $1 million of that amount was recorded in the income statement in both years. There were no settlement charges recorded to the qualified pension plans in 2020.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2022	2021	2022	2021
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$45	$44	$4	$6
Prior service credit	—	—	—	—
Total	$45	$44	$4	$6
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$1	$4	$—	$—
Noncurrent regulatory assets	44	40	4	6
Total	$45	$44	$4	$6

Measurement date	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2021
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2020-2023 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$50 million in January 2023, of which $4 million was attributable to NSP-Wisconsin.
•$50 million in 2022, of which $1 million was attributable to NSP-Wisconsin.
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
Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$12 million expected in 2023, of which $1 million is attributable to NSP-Wisconsin.
•$13 million during 2022, of which $1 million was attributable to NSP-Wisconsin.
•$15 million during 2021, of which $2 million was attributable to NSP-Wisconsin.
•$11 million during 2020, of which $1 million was attributable to NSP-Wisconsin.
Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Domestic and international equity securities	33%	33%	16%	15%
Long-duration fixed income and interest rate swap securities	38	37	—	—
Short-to-intermediate fixed income securities	9	11	71	71
Alternative investments	18	17	12	8
Cash	2	2	1	6
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year.

Plan Amendments — In 2022 and 2020, there were no significant plan amendments made which affected the postretirement benefit obligation.
In 2021, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
Projected Benefit Payments
NSP-Wisconsin’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments (a)
2023	$11	$1
2024	10	1
2025	11	1
2026	10	1
2027	10	1
2028-2032	54	3
(a)Amount is reported net of expected Medicare Part D subsidies, which are immaterial.
Defined Contribution Plans
Xcel Energy, which includes NSP-Wisconsin, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for NSP-Wisconsin was approximately $2 million in 2022, 2021 and 2020.
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
One case remains active which includes a multi-district litigation matter consisting of a Wisconsin purported class (Arandell Corp.). The Court issued a ruling on June 30, 2022 granting plaintiffs’ class certification. Defendants will work together to prepare and file a petition appealing the class certification ruling to the Seventh Circuit. Xcel Energy has concluded that a loss is remote for the remaining lawsuit
Rate Matters
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
The FERC subsequently issued various related orders (including Opinion Nos. 569, 569A and 569B) related to ROE methodology/calculations and timing. NSP-Minnesota has processed refunds to customers for applicable complaint periods based on the ROE in the most recent applicable opinions.
The MISO TOs and various other parties have filed petitions for review of the FERC’s most recent applicable opinions at the D.C. Circuit. In August 2022, the D.C. Circuit ruled that FERC had not adequately supported its conclusions, vacated FERC’s related orders and remanded the issue back to FERC for further proceedings, which remain pending. Additional exposure, if any related to this matter is expected to be immaterial.
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

Historical MGP, Landfill and Disposal Sites
NSP-Wisconsin is currently investigating, remediating or performing post-closure actions at one historical MGP site across its service territories.
NSP-Wisconsin has recognized its best estimate of costs/liabilities from final resolution of these issues; however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Water and Waste
Federal Clean Water Act Section 316(b) — The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure they reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Wisconsin estimates capital expenditures of approximately $5 million may be required to comply with the requirements. NSP-Wisconsin believes two plants could be required to make improvements to reduce impingement and entrainment. NSP-Wisconsin anticipates these costs will be recoverable through regulatory mechanisms
AROs — AROs have been recorded for NSP-Wisconsin’s assets.
NSP-Wisconsin’s AROs were as follows:

	2022
(Millions of Dollars)	Jan. 1, 2022	Accretion	Cash Flow Revisions (a)	Dec. 31, 2022
Electric
Steam, hydro and other production	$9	$1	$—	$10
Distribution	5	—	—	5
Natural gas
Distribution	12	—	1	13
Total liability (b)	$26	$1	$1	$28
(a)In 2022, AROs were revised for changes in timing and estimates of cash flows.
(b)Included in other long-term liabilities balance in the consolidated balance sheet.

	2021
(Millions of Dollars)	Jan. 1, 2021	Accretion	Cash Flow Revisions (a)	Dec. 31, 2021
Electric
Steam, hydro and other production	8	1	—	9
Distribution	$5	$—	$—	$5
Natural gas
Distribution	9	—	3	12
Total liability (b)	$22	$1	$3	$26
(a)In 2021, AROs were revised for changes in timing and estimates of cash flows. Changes in gas distribution AROs were primarily related to changes in labor rates coupled with increased gas line mileage and number of services.
(b)Included in other long-term liabilities balance in the consolidated balance sheet.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Wisconsin’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2022. Therefore, an ARO has not been recorded for these facilities.
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
NSP-Minnesota’s public liability for claims from any nuclear incident is limited to $13.7 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has secured $450 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $13.2 billion of exposure is funded by the Secondary Financial Protection Program available from assessments by the federal government.
NSP-Minnesota is subject to assessments of up to $138 million per reactor-incident for each of its three reactors, for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $20 million per reactor-incident during any one year. Maximum assessments are subject to inflation adjustments by the NRC.
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
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of $12 million for business interruption insurance and $32 million for property damage insurance if losses exceed accumulated reserve funds.
Fuel Contracts
NSP-Wisconsin has entered into various long-term commitments for the purchase and delivery of a significant portion of its refuse-derived fuel/wood and natural gas requirements. These contracts expire between 2023 and 2032. NSP-Wisconsin is required to pay additional amounts depending on actual quantities shipped under these agreements.
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

Estimated minimum purchases under these contracts as of Dec. 31, 2022:

(Millions of Dollars)	Refuse-derived fuel/wood	Natural gas supply	Natural gas storage and transportation
2023	$4	$17	$21
2024	1	—	20
2025	1	—	18
2026	1	—	17
2027	1	—	10
Thereafter	2	—	8
Total (a)	$10	$17	$94
(a)Excludes additional amounts allocated to NSP-Minnesota through intercompany charges.
Additional expenditures for fuel and natural gas storage and transportation will be required to meet expected future electric generation and natural gas needs.
VIEs
Low-Income Housing Limited Partnerships — NSP-Wisconsin has entered into limited partnerships with affordable rental housing activities that qualify for low-income housing tax credits.
NSP-Wisconsin, as a primary beneficiary of these activities, consolidates these limited partnerships in its consolidated financial statements.
Amounts reflected in NSP-Wisconsin’s consolidated balance sheets for these investments include $1 million of assets and $1 million of liabilities at Dec. 31, 2022 and 2021.

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
NSP-Wisconsin’s segment information:

(Millions of Dollars)	2022	2021	2020
Regulated Electric
Operating revenues — external (a)	$1,002	$922	$855
Intersegment revenue	—	—	1
Total revenues	$1,002	$922	$856
Depreciation and amortization	131	120	108
Interest charges and financing costs	38	36	34
Income tax expense	29	27	12
Net income	105	98	98
Regulated Natural Gas
Operating revenues — external	$198	$182	$119
Intersegment revenue	—	1	—
Total revenues	$198	$183	$119
Depreciation and amortization	27	27	48
Interest charges and financing costs	4	4	4
Income tax expense (benefit)	6	2	(20)
Net income	17	7	7
All Other
Total revenues	$1	$1	$—
Income tax expense	—	1	1
Net income	3	3	2

Consolidated Total
Total revenues (a)	$1,201	$1,106	$975
Reconciling eliminations	—	(1)	(1)
Total operating revenues	$1,201	$1,105	$974
Depreciation and amortization	158	147	156
Interest charges and financing costs	42	40	38
Income tax expense (benefit)	35	30	(7)
Net income	125	108	107
(a)    Operating revenues include $202 million, $189 million and $168 million of affiliate electric revenue for the years ended Dec. 31, 2022, 2021 and 2020, respectively. See Note 12 for further information.

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

Significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Millions of Dollars)	2022	2021	2020
Operating revenues:
Electric	$202	$189	$168
Operating expenses:
Purchased power	445	408	379
Transmission expense	68	64	61
Natural gas purchased for resale	—	1	1
Other operating expenses — paid to Xcel Energy Services Inc.	114	99	92
Interest expense	1	—	—
Accounts receivable and payable with affiliates at Dec. 31 were:

	2022		2021
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$—	$4	$—	$13
PSCo	2	—	2	—
Other subsidiaries of Xcel Energy Inc.	6	15	1	10
	$8	$19	$3	$23

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
Internal Control Over Financial Reporting
No changes in NSP-Wisconsin’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2022 that materially affected, or are reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting. NSP-Wisconsin maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Wisconsin has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2022 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Wisconsin conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Wisconsin did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in NSP-Wisconsin’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 9B — OTHER INFORMATION
None.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None.
PART III
Items 10, 11 and 12 of Part III of Form 10-K have been omitted from this report for NSP-Wisconsin in accordance with conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly-owned subsidiaries.

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2023 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements
	Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2022.
	Report of Independent Registered Public Accounting Firm — Financial Statements
	Consolidated Statements of Income — For each of the three years ended Dec. 31, 2022, 2021 and 2020.
	Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2022, 2021 and 2020.
	Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2022, 2021 and 2020.
	Consolidated Balance Sheets — As of Dec. 31, 2022 and 2021.
	Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2022, 2021 and 2020.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2022, 2021 and 2020.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and restated articles of incorporation of NSP-Wisconsin	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	3.01
3.02*	By-Laws of NSP-Wisconsin as Amended and Restated on Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*
Supplemental and Restated Trust Indenture, dated as of March 1, 1991, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to First Wisconsin Trust Company), as Trustee, providing for the issuance of First Mortgage Bonds
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(c)(3)
4.02*	Trust Indenture, dated Sept. 1, 2000, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to Firstar Bank, NA) as Trustee	NSP-Wisconsin Form 8-K dated Sept. 25, 2000	4.01
4.03*	Supplemental Trust Indenture, dated as of Sept. 1, 2008, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 6.375% First Mortgage Bonds, Series due Sept. 1, 2038	NSP-Wisconsin Form 8-K dated Sept. 3, 2008	4.01
4.04*	Supplemental Trust Indenture, dated as of Oct. 1, 2012, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.70% First Mortgage Bonds, Series due Oct. 1, 2042	NSP-Wisconsin Form 8-K dated Oct. 10, 2012	4.01
4.05*	Supplemental Trust Indenture, dated as of June 1, 2014, between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.30% First Mortgage Bonds, Series due June 15, 2024	NSP-Wisconsin Form 8-K dated June 23, 2014	4.01
4.06*	Supplemental Trust Indenture, dated as of Nov 1, 2017, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.75% First Mortgage Bonds, Series due Dec. 1, 2047	NSP-Wisconsin Form 8-K dated Dec. 4, 2017	4.01
4.07*	Supplemental Indenture, dated as of Sept. 1, 2018, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 4.20% First Mortgage Bonds, Series due Sept. 1, 2048	NSP-Wisconsin Form 8-K dated Sept. 12, 2018	4.01
4.08*	Supplemental Trust Indenture, dated as of May 18, 2020, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.05% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated May 26, 2020	4.01
4.09*	Supplemental Trust Indenture, dated as of July 19, 2021, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 2.82% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated July 20, 2021	4.01
4.10*	Supplemental Trust Indenture, dated as of July 15, 2022, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association, as Trustee, creating $100 million aggregate principal amount of 4.86% First Mortgage Bonds, Series due Sept. 15, 2052	NSP-Wisconsin Form 8-K dated July 15, 2022	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17

10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	Appendix A
10.10*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	10.01
10.11*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	10.08
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.01
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for Awards of Restricted Stock Units and/or Performance Share Units	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.35
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan Award Agreement for awards since 2020	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.21*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 26, 2015	10.02
10.22*+	Summary of Non-Employee Director Compensation, effective as of Oct. 1, 2021	Xcel Energy Inc. Form 10-Q for the quarter ended September 30, 2021	10.01
10.23*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.24*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.25*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	10.01
10.26*	Fourth Amended and Restated Credit Agreement, dated as of Sept. 19, 2022, among NSP-Wisconsin, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.05
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
NSP-Wisconsin and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2022	2021	2020
Balance at Jan. 1	$8	$8	$6
Additions charged to costs and expenses	4	4	7
Additions charged to other accounts (a)	1	1	1
Deductions from reserves (b)	(4)	(5)	(6)
Balance at Dec. 31	$9	$8	$8
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A WISCONSIN CORPORATION)

Feb. 23, 2023	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ ROBERT C. FRENZEL	/s/ KARL J. HOESLY
Robert C. Frenzel	Karl J. Hoesly
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Accounting Officer and Principal Financial Officer)
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
NSP-Wisconsin has not sent, and does not expect to send, an annual report or proxy statement to its security holder.