Form 10-Q
period 2023-03-31
NORTHERN STATES POWER CO /WI/
filed 2023-04-27
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2023
Common Stock, $100 par value	933,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
C&I	Commercial and Industrial
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CSPV	Crystalline Silicon Photovoltaic
GAAP	United States generally accepted accounting principles
IRA	Inflation Reduction Act
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NOx	Nitrogen Oxides
PFAS	Per- and PolyFluoroAlkyl Substances
O&M	Operating and maintenance
ROE	Return on equity
TOs	Transmission owners

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2023	2022
Operating revenues
Electric, non-affiliates	$204	$203
Electric, affiliates	50	47
Natural gas	77	78
Total operating revenues	331	328

Operating expenses
Electric fuel and purchased power, non-affiliates	4	4
Purchased power, affiliates	103	108
Cost of natural gas sold and transported	46	45
Operating and maintenance expenses	58	53
Conservation program expenses	3	3
Depreciation and amortization	41	38
Taxes (other than income taxes)	8	8
Total operating expenses	263	259

Operating income	68	69

Allowance for funds used during construction — equity	2	2

Interest charges and financing costs
Interest charges	13	11
Allowance for funds used during construction — debt	(1)	(1)
Total interest charges and financing costs	12	10

Income before income taxes	58	61
Income tax expense	13	14
Net income	$45	$47

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2023	2022
Operating activities
Net income	$45	$47
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42	39
Deferred income taxes	(2)	(1)
Allowance for equity funds used during construction	(2)	(2)
Provision for bad debts	2	2
Changes in operating assets and liabilities:
Accounts receivable	(16)	(17)
Accrued unbilled revenues	20	18
Inventories	15	4
Other current assets	13	5
Accounts payable	(10)	(8)
Net regulatory assets and liabilities	17	4
Other current liabilities	—	15
Pension and other employee benefit obligations	(3)	(1)
Other, net	1	3
Net cash provided by operating activities	122	108

Investing activities
Capital/construction expenditures	(101)	(87)
Net cash used in investing activities	(101)	(87)

Financing activities
Repayments of short-term borrowings, net	(35)	(83)
Borrowings under utility money pool arrangement	—	235
Repayments under utility money pool arrangement	—	(187)
Capital contributions from parent	36	31
Dividends paid to parent	(23)	(27)
Other, net	—	1
Net cash used in financing activities	(22)	(30)

Net change in cash, cash equivalents and restricted cash	(1)	(9)
Cash, cash equivalents and restricted cash at beginning of period	2	11
Cash, cash equivalents and restricted cash at end of period	$1	$2

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(13)	$(10)
Cash paid for income taxes, net	(4)	—

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$33	$17
Inventory transfers to property, plant and equipment	2	1
Allowance for equity funds used during construction	2	2

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2023	Dec. 31, 2022
Assets
Current assets
Cash and cash equivalents	$1	$2
Accounts receivable, net	92	84
Accrued unbilled revenues	53	74
Other receivables	14	19
Inventories	23	39
Regulatory assets	37	44
Prepaid taxes	21	27
Prepayments and other	8	11
Total current assets	249	300

Property, plant and equipment, net	2,971	2,914

Other assets
Regulatory assets	189	193
Other	3	3
Total other assets	192	196
Total assets	$3,412	$3,410

Liabilities and Equity
Current liabilities
Short-term debt	12	47
Accounts payable	58	92
Accounts payable to affiliates	26	19
Dividends payable to parent	24	23
Regulatory liabilities	26	21
Taxes accrued	22	13
Accrued interest	10	12
Other	20	28
Total current liabilities	198	255

Deferred credits and other liabilities
Deferred income taxes	334	333
Deferred investment tax credits	5	5
Regulatory liabilities	393	383
Customer advances	23	23
Pension and employee benefit obligations	20	23
Other	42	43
Total deferred credits and other liabilities	817	810

Commitments and contingencies
Capitalization
Long-term debt	1,087	1,086
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at March 31, 2023 and Dec. 31, 2022, respectively	93	93
Additional paid in capital	791	761
Retained earnings	426	405
Total common stockholder's equity	1,310	1,259
Total liabilities and equity	$3,412	$3,410

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2023 and 2022
Balance at Dec. 31, 2021	933,000	$93	$642	$368	$1,103
Net income				47	47
Common dividends declared to parent				(22)	(22)
Contribution of capital by parent			30		30
Balance at March 31, 2022	933,000	$93	$672	$393	$1,158

Balance at Dec. 31, 2022	933,000	$93	$761	$405	$1,259
Net income				45	45
Common dividends declared to parent				(24)	(24)
Contribution of capital by parent			30		30
Balance at March 31, 2023	933,000	$93	$791	$426	$1,310

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2023 and Dec. 31, 2022; the results of NSP-Wisconsin's operations, including the components of net income, changes in stockholder's equity and comprehensive income for the three months ended March 31, 2023 and 2022; and NSP-Wisconsin's cash flows for the three months ended March 31, 2023 and 2022.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2023 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2022 balance sheet information has been derived from the audited 2022 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2022.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2022, filed with the SEC on Feb. 23, 2023. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2022 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
As of March 31, 2023, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on NSP-Wisconsin's consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of dollars)	March 31, 2023	Dec. 31, 2022
Accounts receivable, net
Accounts receivable	$101	$93
Less allowance for bad debts	(9)	(9)
Accounts receivable, net	$92	$84

(Millions of dollars)	March 31, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$9	$8
Fuel	11	11
Natural gas	3	20
Total inventories	$23	$39

(Millions of dollars)	March 31, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$3,649	$3,579
Natural gas plant	471	465
Common and other property	264	260
Construction work in progress	172	174
Total property, plant and equipment	4,556	4,478
Less accumulated depreciation	(1,585)	(1,564)
Property, plant and equipment, net	$2,971	$2,914

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$150	$150
Amount outstanding at period end	—	—
Average amount outstanding	—	25
Maximum amount outstanding	—	81
Weighted average interest rate, computed on a daily basis	N/A	1.10%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$150	$150
Amount outstanding at period end	12	47
Average amount outstanding	48	18
Maximum amount outstanding	93	123
Weighted average interest rate, computed on a daily basis	4.71%	1.03%
Weighted average interest rate at period end	5.05	4.55
Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both March 31, 2023 and Dec. 31, 2022, there were no letters of credit outstanding under the credit facility.
Revolving Credit Facility — In order to issue its commercial paper, NSP-Wisconsin must have a revolving credit facility equal or greater than the commercial paper borrowing limit and cannot issue commercial paper exceeding available capacity under this credit facility. The credit facility provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one-year period. All extension requests are subject to majority bank group approval.

As of March 31, 2023, NSP-Wisconsin had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$12	$138
(a)Expires in September 2027.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2023 and Dec. 31, 2022.
Other Short-Term Borrowings — Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. as of March 31, 2023 and Dec. 31, 2022, respectively.
Long-Term Borrowings and Other Financing Instruments
On April 21, 2023, NSP-Wisconsin priced a private placement of $125 million of 5.30% first mortgage bonds due June 15, 2053. The closing of the sale of the bonds is subject to execution of a bond purchase agreement and customary closing conditions and is expected to occur in June 2023.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended March 31, 2023
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$82	$41	$123
C&I	120	34	154
Other	2	—	2
Total retail	204	75	279
Interchange	50	—	50
Other	(3)	1	(2)
Total revenue from contracts with customers	251	76	327
Alternative revenue and other	3	1	4
Total revenues	$254	$77	$331

	Three Months Ended March 31, 2022
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$81	$42	$123
C&I	116	34	150
Other	2	—	2
Total retail	199	76	275
Interchange	47	—	47
Other	1	1	2
Total revenue from contracts with customers	247	77	324
Alternative revenue and other	3	1	4
Total revenues	$250	$78	$328

6. Income Taxes
Reconciliation between the statutory rate and effective tax rate:

	Three Months Ended March 31
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Decreases:
Plant regulatory differences (a)	(3.5)	(3.7)
Other (net)	(1.3)	(0.5)
Effective income tax rate	22.4%	23.0%
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
As of March 31, 2023, NSP-Wisconsin had no commodity contracts designated as cash flow hedges.

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
Recurring Derivative Fair Value Measurements
Impact of derivative activity:
Changes in the fair value of natural gas commodity derivatives resulted in $1 million of net gains for the three months ended March 31, 2023, which were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. Immaterial net gains were recognized for the three months ended March 31, 2022.
During the three months ended March 31, 2023 and 2022, there were immaterial natural gas commodity derivatives settlement losses and gains.
During the three months ended March 31, 2023, $2 million of pre-tax losses were recognized during the period in income related to option premium amortization. During the three months ended March 31, 2022, similar activity was immaterial.
NSP-Wisconsin had no outstanding derivative assets or liabilities measured at fair value as of March 31, 2023. Derivative assets and liabilities measured at fair value on a recurring basis were as follows as of Dec. 31, 2022:

	Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3
Current derivative assets
Natural gas commodity (b)	$—	$2	$—	$2	$—	$2
Current derivative liabilities
Natural gas commodity (b)	$—	$1	$—	$1	$—	$1
(a)NSP-Wisconsin nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. Counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)$2 million included in prepayments and other current assets and $1 million included in other current liabilities at Dec. 31, 2022 on the consolidated balance sheet.
Fair Value of Long-Term Debt
As of March 31, 2023, other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2023		Dec. 31, 2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,087	$1,006	$1,086	$980
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2023 and Dec. 31, 2022 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2023	2022
(Millions of Dollars)	Pension Benefits
Service cost	$1	$1
Interest cost (a)	2	1
Expected return on plan assets (a)	(2)	(2)
Amortization of net loss (a)	—	1
Net benefit cost recognized for financial reporting	$1	$1

(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2023, contributions totaling $50 million were made across Xcel Energy’s pension plans, of which $4 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2023.

9. Commitments and Contingencies
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

One case remains active which includes a multi-district litigation matter consisting of a Wisconsin purported class (Arandell Corp.). The Court issued a ruling in June 2022 granting plaintiffs’ class certification. In April 2023, the Seventh Circuit Court of Appeals heard the defendants’ appeal challenging whether the district court properly assessed class certification. A decision relating to class certification is expected later this year. Xcel Energy considers the reasonably possible loss associated with this litigation to be immaterial.
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
Environmental
MGP, Landfill and Disposal Sites
NSP-Wisconsin is investigating, remediating or performing post-closure actions at one MGP, landfill or other disposal sites across its service territories.
NSP-Wisconsin has recognized its best estimate of costs/liabilities from final resolution of these issues, however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
NSP-Wisconsin's segment information:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues (a)	$254	$250
Net income	33	32
Regulated Natural Gas
Total revenues	$77	$78
Net income	11	15
All Other
Net income	$1	$—
Consolidated Total
Total revenues (a)	$331	$328
Net income	45	47
(a)Total revenues include $50 million and $47 million of affiliate electric revenue for the three months ended March 31, 2023 and 2022, respectively.

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
We use this non-GAAP financial measure to evaluate and provide details of NSP-Wisconsin’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin. For the three months ended March 31, 2023 and 2022, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Wisconsin's net income was $45 million for the three months ended March 31, 2023, compared to $47 million for the prior year. Recovery of electric and natural gas infrastructure investment were more than offset by impacts of warmer winter weather, higher depreciation and O&M expenses.
Electric Margin
Electric margin is presented as electric revenues less electric fuel and purchased power expenses. Expenses incurred for electric fuel and purchased power are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these price fluctuations generally have minimal earnings impact due to fuel recovery mechanisms. In addition, electric customers receive a credit for production tax credits generated, which reduce electric revenue and income taxes.
Electric revenues, fuel and purchased power and margin:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Electric revenues	$254	$250
Electric fuel and purchased power	(107)	(112)
Electric margin	$147	$138

(Millions of Dollars)	Three Months Ended March 31, 2023 vs. 2022
Regulatory rate outcomes	$9
Estimated inpact of weather	(4)
Other (net)	4
Total increase	$9
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
Natural gas revenues, cost of natural gas sold and transported and margin:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Natural gas revenues	$77	$78
Cost of natural gas sold and transported	(46)	(45)
Natural gas margin	$31	$33

(Millions of Dollars)	Three Months Ended March 31, 2023 vs. 2022
Regulatory rate outcomes (Wisconsin)	$2
Estimated impact of weather	(3)
Other (net)	(1)
Total increase	$(2)

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M costs increased $5 million for the first quarter. This was primarily due to higher cost for storms and inflationary pressures including labor increases.
Depreciation and Amortization — Depreciation and amortization increased $3 million for the first quarter, primarily due to normal system expansion.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2022 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Upcoming Regulatory Proceedings
Wisconsin Rate Case — On April 28, 2023, NSP-Wisconsin expects to file a base rate filing with the PSCW seeking an electric increase of $40 million (an overall rate increase of 4.8%) and a natural gas increase of $9 million (an overall rate increase of 5.3%). The rate request is based on a 2024 forward-looking test year with a requested ROE of 10.25% and a 52.5% equity ratio. A final decision by the PSCW is expected late fourth quarter 2023.

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
Electric Meters and Transformers
Supply chain issues associated with semi-conductors have delayed the availability of advanced infrastructure meters. Full 2023 impacts and mitigation plans are currently being evaluated.
Additionally, the availability of certain transformers is an industry-wide issue that has significantly impacted and, in some cases, may result in delays in projects and new customer connections. Proposed governmental actions related to transformer efficiency standards may compound these delays in the future. NSP-Minnesota continues to seek alternative suppliers and prioritize work plans to mitigate impacts of supply constraints.
MISO Capacity Credits
The NSP System offered 1,500 MW of excess capacity into the MISO planning resource auction for June 2022 through May 2023. Due to a projected overall capacity shortfall in the MISO region, the 1,500 MWs offered cleared the auction at maximum pricing and is expected to generate revenues of approximately $90 million in 2022 and approximately $60 million in 2023. During the three months ended March 31, 2023, the NSP System received approximately $40 million of capacity credits. These amounts will primarily be used to mitigate customer rate increases or returned through earnings sharing or other mechanisms.
NSP-Wisconsin's share of the 2023 capacity revenues is expected to be approximately $10 million. These revenues will offset fuel costs through existing fuel recovery mechanisms.

Environmental
Clean Air Act
NOx Allowance Allocations — In March 2023, after disapproving state implementation plans, the EPA released a prepublication version of the final regulations under the "Good Neighbor" provisions of the Clean Air Act. The final rule applies to generation facilities in Minnesota and Wisconsin, as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact NSP System fossil fuel-fired electric generating facilities in the states within our service territory. Applicable facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. Guidelines are also established for allowance banking and emission limit backstops.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, NSP-Wisconsin anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.
GHG Emissions Limits — It is anticipated the EPA will propose rules to limit GHG emissions from new fossil fuel-fired electric generating units and natural gas-fired stationary combustion units under Clean Air Act Section 111(b) as well as emission guidelines under Clean Air Act Section 111(d) to limit GHG emissions from existing fossil fuel-fired electric generating units in 2023.
If any new rules require additional investment, NSP-Wisconsin believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Coal Ash Regulation
In February 2023, the EPA entered into a Consent Decree committing the agency to either issue new proposed rules by May 5, 2023, to regulate inactive CCR landfills under the CCR Rule for the first time or to determine no such rules are necessary by that date.
If proposed rules are issued, the EPA has committed to a May 2024 effective date for those new rules. It is also anticipated that the EPA may issue other CCR proposed rules in 2023 that further expand the scope of the CCR Rule. Until proposed rules are issued, it is not certain what the impact will be on NSP-Wisconsin.
Emerging Contaminants of Concern
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. NSP-Wisconsin does not manufacture PFAS but because PFAS are so ubiquitous in products and the environment, it may impact our operations.
In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA.
In March 2023, the EPA published a proposed rule that would establish enforceable drinking water standards for certain PFAS chemicals.
The proposed rules could result in new obligations for investigation and cleanup. NSP-Wisconsin is monitoring changes to state laws addressing PFAS. The impact of these proposed regulations is uncertain.
Effluent Limitation Guidelines
In March 2023, the EPA released a proposed rule under the Clean Water Act, setting forth proposed Effluent Limitations Guidelines and Standards for steam generating coal plants. This proposed rule establishes more stringent wastewater discharge standards for bottom ash transport water, flue-gas desulfurization wastewater, and combustion residuals leachate from steam electric power plants, particularly coal-fired power plants. Comments to the proposed regulations are due May 30, 2023. The impact of these proposed regulations is uncertain.

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

As of March 31, 2023, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
NSP-Wisconsin's risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2022, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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

Northern States Power Company (a Wisconsin corporation)

4/27/2023	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)