Form 10-Q
period 2023-06-30
NORTHERN STATES POWER CO /WI/
filed 2023-07-27
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2023
Common Stock, $100 par value	933,000 shares
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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Operating revenues
Electric, non-affiliates	$185	$191	$389	$394
Electric, affiliates	51	52	101	99
Natural gas	24	35	101	113
Total operating revenues	260	278	591	606

Operating expenses
Electric fuel and purchased power, non-affiliates	3	4	7	8
Purchased power, affiliates	93	120	196	228
Cost of natural gas sold and transported	9	20	55	65
Operating and maintenance expenses	57	54	115	107
Conservation program expenses	4	3	7	6
Depreciation and amortization	42	40	83	78
Taxes (other than income taxes)	9	7	17	15
Total operating expenses	217	248	480	507

Operating income	43	30	111	99

Other income (expense), net	1	(1)	1	(1)
Allowance for funds used during construction — equity	2	1	4	3

Interest charges and financing costs
Interest charges and other financing costs	13	11	26	22
Allowance for funds used during construction — debt	(1)	—	(2)	(1)
Total interest charges and financing costs	12	11	24	21

Income before income taxes	34	19	92	80
Income tax expense	8	4	21	18
Net income	$26	$15	$71	$62

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2023	2022
Operating activities
Net income	$71	$62
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	84	78
Deferred income taxes	(6)	(1)
Allowance for equity funds used during construction	(4)	(3)
Provision for bad debts	2	2
Changes in operating assets and liabilities:
Accounts receivable	1	5
Accrued unbilled revenues	24	18
Inventories	10	(4)
Other current assets	9	(8)
Accounts payable	(17)	2
Net regulatory assets and liabilities	38	4
Other current liabilities	(2)	6
Pension and other employee benefit obligations	(2)	(1)
Other, net	4	(2)
Net cash provided by operating activities	212	158

Investing activities
Capital/construction expenditures	(209)	(155)
Net cash used in investing activities	(209)	(155)

Financing activities
Repayments of short-term borrowings, net	(47)	(83)
Borrowings under utility money pool arrangement	73	471
Repayments under utility money pool arrangement	(73)	(404)
Proceeds from long-term debt	124	—
Capital contributions from parent	46	51
Dividends paid to parent	(47)	(48)
Net cash provided by (used in) financing activities	76	(13)

Net change in cash, cash equivalents and restricted cash	79	(10)
Cash, cash equivalents and restricted cash at beginning of period	2	11
Cash, cash equivalents and restricted cash at end of period	$81	$1

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(22)	$(20)
Cash paid for income taxes, net	(22)	(17)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$35	$23
Inventory transfers to property, plant and equipment	5	2
Allowance for equity funds used during construction	4	3

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2023	Dec. 31, 2022
Assets
Current assets
Cash and cash equivalents	$81	$2
Accounts receivable, net	80	84
Accrued unbilled revenues	50	74
Other receivables	12	19
Inventories	24	39
Regulatory assets	32	44
Prepaid taxes	28	27
Prepayments and other	5	11
Total current assets	312	300

Property, plant and equipment, net	3,055	2,914

Other assets
Regulatory assets	187	193
Other	3	3
Total other assets	190	196
Total assets	$3,557	$3,410

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$200	$—
Short-term debt	—	47
Accounts payable	58	92
Accounts payable to affiliates	21	19
Dividends payable to parent	25	23
Regulatory liabilities	28	21
Taxes accrued	17	13
Accrued interest	12	12
Other	20	28
Total current liabilities	381	255

Deferred credits and other liabilities
Deferred income taxes	331	333
Deferred investment tax credits	5	5
Regulatory liabilities	415	383
Customer advances	24	23
Pension and employee benefit obligations	21	23
Other	43	43
Total deferred credits and other liabilities	839	810

Commitments and contingencies
Capitalization
Long-term debt	1,011	1,086
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at June 30, 2023 and Dec. 31, 2022, respectively	93	93
Additional paid in capital	806	761
Retained earnings	427	405
Total common stockholder's equity	1,326	1,259
Total liabilities and equity	$3,557	$3,410

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2023 and 2022
Balance at March 31, 2022	933,000	$93	$672	$393	$1,158
Net income				15	15
Common dividends declared to parent				(19)	(19)
Contribution of capital by parent			30		30
Balance at June 30, 2022	933,000	$93	$702	$389	$1,184

Balance at March 31, 2023	933,000	$93	$791	$426	$1,310
Net income				26	26
Common dividends declared to parent				(25)	(25)
Contribution of capital by parent			15		15
Balance at June 30, 2023	933,000	$93	$806	$427	$1,326

					Total Common Stockholder's Equity
	Common Stock Issued			Retained Earnings
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2023 and 2022
Balance at Dec. 31, 2021	933,000	$93	$642	$368	$1,103
Net income				62	62
Common dividends declared to parent				(41)	(41)
Contribution of capital by parent			60		60
Balance at June 30, 2022	933,000	$93	$702	$389	$1,184

Balance at Dec. 31, 2022	933,000	$93	$761	$405	$1,259
Net income				71	71
Common dividends declared to parent				(49)	(49)
Contribution of capital by parent			45		45
Balance at June 30, 2023	933,000	$93	$806	$427	$1,326

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2023 and Dec. 31, 2022; the results of NSP-Wisconsin's operations, including the components of net income, changes in stockholder's equity and comprehensive income for the three and six months ended June 30, 2023 and 2022; and NSP-Wisconsin's cash flows for the six months ended June 30, 2023 and 2022.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2023 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2022 balance sheet information has been derived from the audited 2022 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2022.
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

2. Accounting Pronouncements
As of June 30, 2023, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on NSP-Wisconsin's consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of dollars)	June 30, 2023	Dec. 31, 2022
Accounts receivable, net
Accounts receivable	$88	$93
Less allowance for bad debts	(8)	(9)
Accounts receivable, net	$80	$84

(Millions of dollars)	June 30, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$10	$8
Fuel	11	11
Natural gas	3	20
Total inventories	$24	$39

(Millions of dollars)	June 30, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$3,708	$3,579
Natural gas plant	478	465
Common and other property	270	260
Construction work in progress	210	174
Total property, plant and equipment	4,666	4,478
Less accumulated depreciation	(1,611)	(1,564)
Property, plant and equipment, net	$3,055	$2,914

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$150	$150
Amount outstanding at period end	—	—
Average amount outstanding	18	25
Maximum amount outstanding	43	81
Weighted average interest rate, computed on a daily basis	4.84%	1.10%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$150	$150
Amount outstanding at period end	—	47
Average amount outstanding	4	18
Maximum amount outstanding	30	123
Weighted average interest rate, computed on a daily basis	5.01%	1.03%
Weighted average interest rate at period end	N/A	4.55
Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both June 30, 2023 and Dec. 31, 2022, there were no letters of credit outstanding under the credit facility.
Revolving Credit Facility — In order to issue its commercial paper, NSP-Wisconsin must have a revolving credit facility equal to or greater than the commercial paper borrowing limit and cannot issue commercial paper exceeding available capacity under this credit facility. The credit facility provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one-year period. All extension requests are subject to majority bank group approval.

As of June 30, 2023, NSP-Wisconsin had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$—	$150
(a)Expires in September 2027.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at June 30, 2023 and Dec. 31, 2022.
Other Short-Term Borrowings — Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. as of June 30, 2023 and Dec. 31, 2022, respectively.
Long-Term Borrowings and Other Financing Instruments
During the six months ended June 30, 2023, NSP-Wisconsin issued $125 million of 5.30% private placement first mortgage bonds due June 15, 2053.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$68	$13	$81
C&I	122	9	131
Other	2	—	2
Total retail	192	22	214
Interchange and other	41	—	41
Total revenue from contracts with customers	233	22	255
Alternative revenue and other	3	2	5
Total revenues	$236	$24	$260

	Three Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$67	$18	$85
C&I	119	15	134
Other	2	—	2
Total retail	188	33	221
Interchange and other	53	1	54
Total revenue from contracts with customers	241	34	275
Alternative revenue and other	2	1	3
Total revenues	$243	$35	$278

	Six Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$150	$54	$204
C&I	242	43	285
Other	4	—	4
Total retail	396	97	493
Interchange and other	88	1	89
Total revenue from contracts with customers	484	98	582
Alternative revenue and other	6	3	9
Total revenues	$490	$101	$591

	Six Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$148	$60	$208
C&I	235	49	284
Other	4	—	4
Total retail	387	109	496
Interchange and other	101	2	103
Total revenue from contracts with customers	488	111	599
Alternative revenue and other	5	2	7
Total revenues	$493	$113	$606

6. Income Taxes
Reconciliation between the statutory rate and effective tax rate:

	Six Months Ended June 30
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Decreases:
Plant regulatory differences (a)	(3.5)	(4.0)
Other (net)	(0.9)	(0.7)
Effective income tax rate	22.8%	22.5%
(a)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit are offset by corresponding revenue reductions.

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
As of June 30, 2023, NSP-Wisconsin had no commodity contracts designated as cash flow hedges.
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
Recurring Derivative Fair Value Measurements
Impact of derivative activity:
Changes in the fair value of natural gas commodity derivatives resulted in immaterial net losses and gains for the three and six months ended June 30, 2023 and 2022, which were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During the three and six months ended June 30, 2023 and 2022, there were immaterial natural gas commodity derivatives settlement losses and gains.
During the three and six months ended June 30, 2023 and 2022, immaterial pre-tax losses were recognized during the period in income related to option premium amortization.
NSP-Wisconsin had immaterial outstanding derivative assets or liabilities measured at fair value as of June 30, 2023 and Dec. 31, 2022.

Fair Value of Long-Term Debt
As of June 30, 2023, other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2023		Dec. 31, 2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,211	$1,107	$1,086	$980
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2023 and Dec. 31, 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2023	2022
(Millions of Dollars)	Pension Benefits
Service cost	$1	$1
Interest cost (a)	2	1
Expected return on plan assets (a)	(2)	(2)
Amortization of net loss (a)	—	1
Net benefit cost recognized for financial reporting	$1	$1

	Six Months Ended June 30
	2023	2022
(Millions of Dollars)	Pension Benefits
Service cost	$2	$2
Interest cost (a)	3	2
Expected return on plan assets (a)	(4)	(4)
Amortization of net loss (a)	1	2
Net benefit cost recognized for financial reporting	$2	$2
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
The MISO TOs and various other parties have filed petitions for review of the FERC’s most recent applicable opinions at the D.C. Circuit. In August 2022, the D.C. Circuit ruled that FERC had not adequately supported its conclusions, vacated FERC’s related orders, and remanded the issue back to FERC for further proceedings, which remain pending. Additional exposure, if any, related to this matter is expected to be immaterial.
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
Environmental Requirements — Air
Clean Air Act NOx Allowance Allocations — In June 2023, after disapproving state implementation plans, the EPA published final regulations under the "Good Neighbor" provisions of the Clean Air Act. The final rule applies to generation facilities in Wisconsin, as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact NSP-Wisconsin’s fossil fuel-fired electric generating facilities. Applicable facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. Guidelines are also established for allowance banking and emission limit backstops.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, NSP-Wisconsin anticipates the costs would be recoverable through regulatory mechanisms.

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
NSP-Wisconsin's segment information:

	Three Months Ended June 30
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues (a)	$236	$243
Net income	30	15
Regulated Natural Gas
Total revenues	$24	$35
Net loss	(3)	(1)
All Other
Net (loss) income	$(1)	$1
Consolidated Total
Total operating revenues	$260	$278
Net income	26	15
(a)Total revenues include $51 million and $52 million of affiliate electric revenue for the three months ended June 30, 2023 and 2022, respectively.

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues (a)	$490	$493
Net income	63	47
Regulated Natural Gas
Operating revenues	$101	$113
Intersegment revenue	1	—
Total revenues	$102	$113
Net income	8	14
All Other
Net income	$—	$1
Consolidated Total
Operating revenues (a)	$592	$606
Reconciling eliminations	(1)	—
Total operating revenues	$591	$606
Net income	71	62

(a)Total revenues include $101 million and $99 million of affiliate electric revenue for the six months ended June 30, 2023 and 2022, respectively.

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
We use this non-GAAP financial measure to evaluate and provide details of NSP-Wisconsin’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin. For the three and six months ended June 30, 2023 and 2022, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Wisconsin's net income was $71 million for the six months ended June 30, 2023, compared to $62 million for the prior year. Additional electric and natural gas infrastructure investment recoveries were partially offset by unfavorable weather, higher depreciation and O&M expenses.
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
Electric revenues, fuel and purchased power and margin:

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Electric revenues	$490	$493
Electric fuel and purchased power	(203)	(236)
Electric margin	$287	$257

(Millions of Dollars)	Six Months Ended June 30, 2023 vs. 2022
Regulatory rate outcomes	$16
Interchange agreement billings with NSP-Minnesota	15
Estimated impact of weather	(4)
Other (net)	3
Total increase	$30

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
Natural gas revenues, cost of natural gas sold and transported and margin:

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Natural gas revenues	$101	$113
Cost of natural gas sold and transported	(55)	(65)
Natural gas margin	$46	$48

(Millions of Dollars)	Six Months Ended June 30, 2023 vs. 2022
Regulatory rate outcomes (Wisconsin)	$2
Estimated impact of weather	(4)
Total decrease	$(2)

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M costs increased $8 million year to date. Increase was primarily due to higher cost for storms and inflationary pressures including labor increases and supply chain challenges.
Depreciation and Amortization — Depreciation and amortization increased $5 million year to date, primarily due to system expansion.

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
Pending Regulatory Proceedings
Wisconsin Rate Case — In April 2023, NSP-Wisconsin filed a Wisconsin rate case seeking an electric increase of $40 million (rate increase of 4.8%) and a natural gas increase of $9 million (rate increase of 5.3%). The rate request is based on a ROE of 10.25%, a 52.5% equity ratio and 2024 forward-looking test year. A final decision by the PSCW is expected in late fourth quarter of 2023.
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
Electric Meters and Transformers
Supply chain issues associated with semi-conductors have delayed the availability of advanced infrastructure meters. As a result of delays, NSP-Wisconsin projects impacts to deployment schedules into 2025.
Additionally, the availability of certain transformers is an industry-wide issue that has significantly impacted and in some cases may result in delays in projects and new customer connections. Proposed governmental actions related to transformer efficiency standards may compound these delays in the future. NSP-Wisconsin continues to seek alternative suppliers and prioritize work plans to mitigate impacts of supply constraints.

Environmental
Clean Air Act
Power Plant Greenhouse Gas Regulations — In May 2023, the EPA published proposed rules addressing control of CO2 emissions from the power sector. The rule proposed regulations for new natural gas generating units under Clean Air Act Section 111(b) and emission guidelines for existing coal and certain natural gas generation under Clean Air Action Section 111(d). The proposed rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Until final rules are issued, it is not certain what the impact will be on NSP-Wisconsin. NSP-Wisconsin believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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
NSP-Wisconsin provided comments related to both efforts described above through its regulatory coalitions. Final rules are expected in 2024. Costs are uncertain until a final rule is published.
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
As of June 30, 2023, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin, dated May 28, 1998	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	3.01
3.02*	Amended and Restated Bylaws of NSP-Wisconsin, dated Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Indenture dated as of May 10, 2023 between NSP-Wisconsin and U.S. Bank Trust Company, National Association, as successor Trustee, creating 5.30% First Mortgage Bonds, Series due June 15, 2053	NSP-Wisconsin Form 8-K dated May 10, 2023	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

7/27/2023	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)