Form 10-Q
period 2023-09-30
NORTHERN STATES POWER CO /WI/
filed 2023-10-27
CIK 72909

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2023
Common Stock, $100 par value	933,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
C&I	Commercial and Industrial
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
GAAP	United States generally accepted accounting principles
IRP	Integrated Resource Plan
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NOx	Nitrogen Oxides
PFAS	Per- and Polyfluoroalkyl Substances
O&M	Operating and maintenance
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
TOs	Transmission owners

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2023	2022	2023	2022
Operating revenues
Electric, non-affiliates	$213	$223	$602	$617
Electric, affiliates	50	51	151	150
Natural gas	15	20	116	133
Other	1	—	1	—
Total operating revenues	279	294	870	900

Operating expenses
Electric fuel and purchased power, non-affiliates	3	5	10	13
Purchased power, affiliates	109	115	305	343
Cost of natural gas sold and transported	6	10	61	75
Operating and maintenance expenses	58	53	173	160
Conservation program expenses	3	4	10	10
Depreciation and amortization	43	39	126	117
Taxes (other than income taxes)	8	8	25	23
Total operating expenses	230	234	710	741

Operating income	49	60	160	159

Other income (expense), net	1	(1)	2	(2)
Allowance for funds used during construction — equity	3	2	7	5

Interest charges and financing costs
Interest charges and other financing costs	14	11	40	33
Allowance for funds used during construction — debt	(1)	(1)	(3)	(2)
Total interest charges and financing costs	13	10	37	31

Income before income taxes	40	51	132	131
Income tax expense	9	11	30	29
Net income	$31	$40	$102	$102

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2023	2022
Operating activities
Net income	$102	$102
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	128	118
Deferred income taxes	(17)	—
Allowance for equity funds used during construction	(7)	(5)
Provision for bad debts	3	2
Changes in operating assets and liabilities:
Accounts receivable	1	(1)
Accrued unbilled revenues	23	19
Inventories	4	(21)
Other current assets	28	(2)
Accounts payable	12	2
Net regulatory assets and liabilities	61	5
Other current liabilities	3	6
Pension and other employee benefit obligations	(2)	(3)
Other, net	4	(3)
Net cash provided by operating activities	343	219

Investing activities
Capital/construction expenditures	(343)	(244)
Investments in utility money pool arrangement	(88)	(36)
Repayments from utility money pool arrangement	88	—
Net cash used in investing activities	(343)	(280)

Financing activities
Repayments of short-term borrowings, net	(47)	(83)
Borrowings under utility money pool arrangement	73	575
Repayments under utility money pool arrangement	(73)	(575)
Proceeds from long-term debt	124	99
Capital contributions from parent	57	111
Dividends paid to parent	(72)	(67)
Net cash provided by financing activities	62	60

Net change in cash, cash equivalents and restricted cash	62	(1)
Cash, cash equivalents and restricted cash at beginning of period	2	11
Cash, cash equivalents and restricted cash at end of period	$64	$10

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(34)	$(30)
Cash paid for income taxes, net	(30)	(26)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$31	$30
Inventory transfers to property, plant and equipment	5	2
Allowance for equity funds used during construction	7	5

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2023	Dec. 31, 2022
Assets
Current assets
Cash and cash equivalents	$64	$2
Accounts receivable, net	74	84
Accrued unbilled revenues	51	74
Other receivables	—	19
Inventories	29	39
Regulatory assets	28	44
Prepaid taxes	22	27
Prepayments and other	6	11
Total current assets	274	300

Property, plant and equipment, net	3,155	2,914

Other assets
Regulatory assets	181	193
Other	3	3
Total other assets	184	196
Total assets	$3,613	$3,410

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$200	$—
Short-term debt	—	47
Accounts payable	70	92
Accounts payable to affiliates	26	19
Dividends payable to parent	24	23
Regulatory liabilities	47	21
Taxes accrued	20	13
Accrued interest	13	12
Other	20	28
Total current liabilities	420	255

Deferred credits and other liabilities
Deferred income taxes	324	333
Deferred investment tax credits	5	5
Regulatory liabilities	417	383
Customer advances	25	23
Pension and employee benefit obligations	22	23
Other	42	43
Total deferred credits and other liabilities	835	810

Commitments and contingencies
Capitalization
Long-term debt	1,011	1,086
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Sept. 30, 2023 and Dec. 31, 2022, respectively	93	93
Additional paid in capital	820	761
Retained earnings	434	405
Total common stockholder's equity	1,347	1,259
Total liabilities and equity	$3,613	$3,410

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2023 and 2022
Balance at June 30, 2022	933,000	$93	$702	$389	$1,184
Net income				40	40
Common dividends declared to parent				(23)	(23)
Contribution of capital by parent			50		50
Balance at Sept. 30, 2022	933,000	$93	$752	$406	$1,251

Balance at June 30, 2023	933,000	$93	$806	$427	$1,326
Net income				31	31
Common dividends declared to parent				(24)	(24)
Contribution of capital by parent			14		14
Balance at Sept. 30, 2023	933,000	$93	$820	$434	$1,347

					Total Common Stockholder's Equity
	Common Stock Issued			Retained Earnings
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2023 and 2022
Balance at Dec. 31, 2021	933,000	$93	$642	$368	$1,103
Net income				102	102
Common dividends declared to parent				(64)	(64)
Contribution of capital by parent			110		110
Balance at Sept. 30, 2022	933,000	$93	$752	$406	$1,251

Balance at Dec. 31, 2022	933,000	$93	$761	$405	$1,259
Net income				102	102
Common dividends declared to parent				(73)	(73)
Contribution of capital by parent			59		59
Balance at Sept. 30, 2023	933,000	$93	$820	$434	$1,347

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2023 and Dec. 31, 2022; the results of NSP-Wisconsin's operations, including the components of net income, changes in stockholder's equity and comprehensive income for the three and nine months ended Sept. 30, 2023 and 2022; and NSP-Wisconsin's cash flows for the nine months ended Sept. 30, 2023 and 2022.
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

3. Selected Balance Sheet Data

(Millions of dollars)	Sept. 30, 2023	Dec. 31, 2022
Accounts receivable, net
Accounts receivable	$82	$93
Less allowance for bad debts	(8)	(9)
Accounts receivable, net	$74	$84

(Millions of dollars)	Sept. 30, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$11	$8
Fuel	10	11
Natural gas	8	20
Total inventories	$29	$39

(Millions of dollars)	Sept. 30, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$3,767	$3,579
Natural gas plant	496	465
Common and other property	290	260
Construction work in progress	237	174
Total property, plant and equipment	4,790	4,478
Less accumulated depreciation	(1,635)	(1,564)
Property, plant and equipment, net	$3,155	$2,914

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$150	$150
Amount outstanding at period end	—	—
Average amount outstanding	—	25
Maximum amount outstanding	—	81
Weighted average interest rate, computed on a daily basis	N/A	1.10%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$150	$150
Amount outstanding at period end	—	47
Average amount outstanding	—	18
Maximum amount outstanding	—	123
Weighted average interest rate, computed on a daily basis	N/A	1.03%
Weighted average interest rate at period end	N/A	4.55
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

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$79	$8	$—	$87
C&I	136	5	—	141
Other	2	—	1	3
Total retail	217	13	1	231
Interchange and other	43	1	—	44
Total revenue from contracts with customers	260	14	1	275
Alternative revenue and other	3	1	—	4
Total revenues	$263	$15	$1	$279

	Three Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$78	$9	$—	$87
C&I	139	9	—	148
Other	2	—	—	2
Total retail	219	18	—	237
Interchange and other	52	1	—	53
Total revenue from contracts with customers	271	19	—	290
Alternative revenue and other	3	1	—	4
Total revenues	$274	$20	$—	$294

	Nine Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$229	$62	$—	$291
C&I	378	48	—	426
Other	6	—	1	7
Total retail	613	110	1	724
Interchange and other	131	2	—	133
Total revenue from contracts with customers	744	112	1	857
Alternative revenue and other	9	4	—	13
Total revenues	$753	$116	$1	$870

	Nine Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$226	$69	$—	$295
C&I	374	58	—	432
Other	6	—	—	6
Total retail	606	127	—	733
Interchange and other	153	3	—	156
Total revenue from contracts with customers	759	130	—	889
Alternative revenue and other	8	3	—	11
Total revenues	$767	$133	$—	$900

6. Income Taxes
Reconciliation between the statutory rate and effective tax rate:

	Nine Months Ended Sept. 30
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Decreases:
Plant regulatory differences (a)	(3.4)	(3.7)
Other (net)	(1.1)	(1.4)
Effective income tax rate	22.7%	22.1%
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
As of Sept. 30, 2023, NSP-Wisconsin had no commodity contracts designated as cash flow hedges.
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

Recurring Derivative Fair Value Measurements
Impact of derivative activity:
Changes in the fair value of natural gas commodity derivatives resulted in immaterial net losses and gains for the three and nine months ended Sept. 30, 2023 and 2022, which were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During the three and nine months ended Sept. 30, 2023 and 2022, there were immaterial natural gas commodity derivatives settlement losses and gains. During the three and nine months ended Sept. 30, 2023 and 2022, immaterial pre-tax losses were recognized during the period in income related to option premium amortization.
NSP-Wisconsin had immaterial outstanding derivative assets or liabilities measured at fair value as of Sept. 30, 2023 and Dec. 31, 2022.

Fair Value of Long-Term Debt
As of Sept. 30, 2023, other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2023		Dec. 31, 2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,211	$1,062	$1,086	$980
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2023 and Dec. 31, 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2023	2022
(Millions of Dollars)	Pension Benefits
Service cost	$1	$2
Interest cost (a)	2	1
Expected return on plan assets (a)	(2)	(2)
Amortization of net loss (a)	—	1
Settlement charge (b)	—	4
Net periodic benefit cost	$1	$6
Effects of regulation	—	(2)
Net benefit cost recognized for financial reporting	$1	$4

	Nine Months Ended Sept. 30
	2023	2022
(Millions of Dollars)	Pension Benefits
Service cost	$3	$4
Interest cost (a)	5	3
Expected return on plan assets (a)	(6)	(6)
Amortization of net loss (a)	1	3
Settlement charge (b)	—	4
Net periodic benefit cost	$3	$8
Effects of regulation	—	(2)
Net benefit cost recognized for financial reporting	$3	$6
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the net periodic pension cost. In the third quarter of 2022 as a result of lump-sum distributions during the 2022 plan year, NSP-Wisconsin recorded a pension settlement charge of $4 million, the majority of which was not recognized in earnings due to the effects of regulation.
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
NSP-Wisconsin's segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues (a)	$263	$274
Net income	32	42
Regulated Natural Gas
Total revenues	$15	$20
Net loss	(3)	(3)
All Other
Total revenues	$1	$—
Net income	$2	$1
Consolidated Total
Total operating revenues (a)	$279	$294
Net income	31	40
(a)Total revenues include $50 million and $51 million of affiliate electric revenue for the three months ended Sept. 30, 2023 and 2022, respectively.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues (a)	$753	$767
Net income	95	89
Regulated Natural Gas
Operating revenues	$116	$133
Intersegment revenue	1	—
Total revenues	$117	$133
Net income	5	11
All Other
Total revenues	$1	$—
Net income	$2	$2
Consolidated Total
Operating revenues (a)	$871	$900
Reconciling eliminations	(1)	—
Total operating revenues	$870	$900
Net income	102	102

(a)Total revenues include $151 million and $150 million of affiliate electric revenue for the nine months ended Sept. 30, 2023 and 2022, respectively.

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that adjusts measures calculated and presented in accordance with GAAP.

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

Results of Operations
NSP-Wisconsin's net income was $102 million for both the nine months ended Sept. 30, 2023 and 2022. Additional electric and natural gas infrastructure investment recoveries were offset by higher depreciation, O&M expenses and interest expenses.
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
Electric revenues, fuel and purchased power and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Electric revenues	$753	$767
Electric fuel and purchased power	(315)	(356)
Electric margin	$438	$411

(Millions of Dollars)	Nine Months Ended Sept. 30, 2023 vs. 2022
Interchange agreement billings with NSP-Minnesota	$15
Regulatory rate outcomes	4
Estimated impact of weather	(3)
Other (net)	11
Total increase	$27
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
Natural gas revenues, cost of natural gas sold and transported and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Natural gas revenues	$116	$133
Cost of natural gas sold and transported	(61)	(75)
Natural gas margin	$55	$58

(Millions of Dollars)	Nine Months Ended Sept. 30, 2023 vs. 2022
Estimated impact of weather	$(4)
Natural gas sales and transport (excluding weather impact)	(1)
Regulatory rate outcomes (Wisconsin)	2
Total decrease	$(3)

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M costs increased $13 million year to date. Increase is primarily due to vegetation management, higher cost for storms and inflationary pressures including labor and insurance increases, partially offset by lower employee benefits.
Depreciation and Amortization — Depreciation and amortization increased $9 million year to date, primarily due to system expansion.
Interest Charges — Interest charges increased $7 million year to date, largely due to increased long-term debt levels.

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

Pending Regulatory Proceedings
Wisconsin Rate Case — In April 2023, NSP-Wisconsin filed a Wisconsin rate case seeking an electric increase of $40 million (rate increase of 4.8%) and a natural gas increase of $9 million (rate increase of 5.3%). The rate filing is based on a 2024 forecast test year, a ROE of 10.25%, an equity ratio of 52.5% and a forecasted average net rate base of approximately $2.1 billion for the electric utility and $284 million for the natural gas utility.
On Sept. 1, 2023, the PSCW Staff recommended an electric base rate decrease of $3 million or (0.3)% when including depreciation, fuel and purchased power adjustments and a natural gas rate increase of $5 million, or 3.1%. The recommendation was based on a ROE of 9.7% and an equity ratio of 52.5%.
In September 2023, NSP-Wisconsin filed rebuttal testimony and updated its request for depreciation life extensions and other updates. NSP-Wisconsin revised its requested rate increase to $25 million for the electric utility and $7 million for the natural gas utility. NSP-Wisconsin will update forecasted fuel costs before the Commission decision. Prudently incurred 2024 fuel costs will be trued up to actuals in a fuel reconciliation process, subject to a 2% band.
A PSCW decision is anticipated late fourth quarter 2023 with new rates effective in January 2024.
2022 Upper Midwest IRP Resource Acquisition
Following the MPUC’s approval of NSP-Minnesota and NSP-Wisconsin’s latest IRP in April 2022, NSP-Minnesota and NSP-Wisconsin have been engaged in multiple resource acquisition processes and proceedings to meet the need identified in the IRP.
•In August 2022, NSP-Minnesota and NSP-Wisconsin jointly filed an RFP seeking at least 900 MW of solar or solar plus storage capacity. In May 2023, NSP-Minnesota filed a recommended portfolio, which proposed an additional 250 MW of self-build solar generation at the site of our retiring Sherco coal units and a 100 MW solar PPA located in Wisconsin as part of the resource plan RFP. In September 2023, the MPUC approved the request, subject to a cost cap based on projected costs for the Sherco solar project.
•In July 2023, NSP-Wisconsin issued an RFP seeking approximately 650 MW of solar and/or solar plus storage development assets that will be developed in the 2027-2029 timeframe to replace the nameplate capacity associated with NSP-Minnesota’s retiring King Generating Station. The RFP closed in September 2023.
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

Environmental
Clean Air Act
Power Plant Greenhouse Gas Regulations — In May 2023, the EPA published proposed rules addressing control of CO2 emissions from the power sector. The rule proposed regulations for new natural gas generating units under Clean Air Act Section 111(b) and emission guidelines for existing coal and certain natural gas generation under Clean Air Act Section 111(d). The proposed rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Until final rules are issued, it is not certain what the impact will be on NSP-Wisconsin. NSP-Wisconsin believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended Sept. 30, 2023.

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

Northern States Power Company (a Wisconsin corporation)

10/27/23	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)