Form 10-K
period 2023-12-31
NORTHERN STATES POWER CO /WI/
filed 2024-02-21
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 or

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 21, 2024, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 9, 2024. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOE	United States Department of Energy
DOT	Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASC	Financial Accounting Standards Board Accounting Standards Codification
C&I	Commercial and Industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CEO	Chief executive officer
CFO	Chief financial officer

CWIP	Construction work in progress
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EMANI	European Mutual Association for Nuclear Insurance
ETR	Effective tax rate
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
INPO	Institute of Nuclear Power Operations
ISO	Independent System Operator
ITC	Investment tax credit
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
O&M	Operating and maintenance
PFAS	Per- and PolyFluoroAlkyl Substances
PPA	Purchased power agreement
RDF	Refuse-derived fuel
REC	Renewable energy credit
ROE	Return on equity
RTO	Regional Transmission Organization
SERP	Supplemental executive retirement plan
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VIE	Variable interest entity

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023 (including risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

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

Natural gas customers	0.1 million
Total assets	$3.7 billion
Rate Base (estimated)	$2.4 billion
GAAP ROE	10.38%
Electric generating capacity	551 MW
Gas storage capacity	4.3 Bcf
Electric transmission lines (conductor miles)	12,000 miles
Electric distribution lines (conductor miles)	28,000 miles
Natural gas transmission lines	3 miles
Natural gas distribution lines	3,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. NSP-Wisconsin had electric sales volume of 6,886 (millions of KWh), 0.3 million customers and electric revenues of $1,019 million for 2023.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	29%	85%	29%
C&I	71	15	48
Other	<1	<1	23

Retail Sales/Revenue Statistics (a)

	2023		2022
KWh sales per retail customer	25,536		25,995
Revenue per retail customer	$2,967		$2,930
Residential revenue per KWh	15.35	¢	14.64	¢
C&I revenue per KWh	10.06	¢	9.82	¢
Total retail revenue per KWh	11.62	¢	11.27	¢
(a)See Note 6 to the consolidated financial statements for further information.

Owned and Purchased Energy Generation — 2023
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
See Item 2 — Properties for further information.
Wind
Wind capacity is shown as net maximum capacity. Net maximum capacity is attainable only when wind conditions are sufficiently available
Owned — Owned and operated wind farms with corresponding capacity:

2023		2022
Wind Farms	Capacity (MW)	Wind Farms	Capacity (MW)
17	2,444	16	2,352
PPAs — Number of PPAs with capacity range:

2023		2022
PPAs	Range (MW)	PPAs	Range (MW)
120	1 — 206	129	1 — 206
Current contracted wind capacity for PPAs was 2,066 MW and 2,163 MW in 2023 and 2022, respectively.
In 2023, the average cost of wind energy was $7 per MWh for owned generation and $33 per MWh under existing PPAs. In 2022, the average cost of wind energy was $18 per MWh for owned generation and $37 per MWh under existing PPAs.
Wind Development — The NSP System placed into service, repowered, or contracted for the following during 2023:

Project	Capacity (MW)
Northern Wind	92
Grand Meadow Repower	99
The NSP System currently has 350 MW of approved owned wind repowering projects under development, estimated to be completed in 2025.
Solar
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	1,117
Utility-Scale	269
Total	1,386
The average cost of solar energy under existing PPAs was $90 per MWh and $79 per MWh in 2023 and 2022, respectively.
The NSP System currently has approximately 700 MW of owned solar under development approved at the Sherco site (expected to be placed in service in 2024 and 2025).
Nuclear
The NSP System has two nuclear plants (owned by NSP-Minnesota) with approximately 1,700 MW of total 2023 net summer dependable capacity. Our nuclear fleet safely and reliably generates carbon free electricity at consistently high levels of performance among the industry. NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. NSP-Minnesota uses varying contract lengths as well as multiple producers for uranium concentrates, conversion services and enrichment services to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost — Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Nuclear
	Cost	Percent
2023	$0.76	50%
2022	$0.76	51%
Other — NSP System
The NSP System’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.
Fossil Fuel — NSP System
The NSP System’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.

Coal
The NSP System owns and operates coal units with approximately 2,400 MW of total capacity, which provided 13% of NSP System’s energy mix in 2023. All of these units are approved for retirement by 2030. Amount includes Sherco Unit 2, which was retired on Dec. 31, 2023, net summer dependable capacity of 682 MW and approximately 100 MW derived from RDF and wood fuel sources.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2026	Sherco 1	680
2028	A.S. King	511
2030	Sherco 3	517	(a)
(a)Based on the NSP System’s ownership percentage.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Coal (a)
	Cost	Percent
2023	$2.43	29%
2022	$2.27	37%
(a)Includes RDF and wood for the NSP System.
Natural Gas
The NSP System has seven natural gas plants with approximately 2,800 MW of total capacity, which provided 23% of NSP System’s energy mix in 2023.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Natural Gas
	Cost	Percent
2023	$3.91	21%
2022	7.58	12
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (MW)
2023		2022
9,231	Aug. 23	9,245	June 20
Transmission
Transmission lines deliver electricity over long distances from power sources to substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. NSP-Wisconsin owns approximately 12,000 conductor miles of transmission lines across the NSP System service territory.
NSP System plans to build approximately 1,200 additional conductor miles of transmission lines, primarily as part of the MISO Tranche 1 project estimated to be complete in 2028 and the MN Energy Connection.
See Item 2 — Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. NSP-Wisconsin has a vast distribution network, owning and operating approximately 28,000 conductor miles of distribution lines across our service territory.
See Item 2 — Properties for further information.

Natural Gas Operations

Natural gas operations consist of purchase, transportation, and distribution of natural gas to end-use residential, C&I and transport customers. NSP-Wisconsin had natural gas deliveries of 20,671 (thousands of MMBtu), 0.1 million customers and natural gas revenues of $157 million for 2023.

Natural Gas (percentage of total)	Deliveries	Number of Customers	Revenues
Residential	34%	89%	54%
C&I	40	11	41
Transportation and other	26	<1	5
Sales/Revenue Statistics (a)

	2023	2022
MMBtu sales per retail customer	125	143
Revenue per retail customer	$1,212	$1,570
Residential revenue per MMBtu	12.04	12.68
C&I revenue per MMBtu	7.70	9.41
Transportation and other revenue per MMBtu	0.65	0.71
(a)See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily output (firm and interruptible) and occurrence date:

2023		2022
MMBtu	Date	MMBtu	Date
158,029	Jan. 30	187,961	Jan. 6
Natural Gas Supply and Cost
NSP-Wisconsin seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility and decrease interruption and financial risks and economical rates. In addition, NSP-Wisconsin conducts natural gas price hedging activities approved by its states’ commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2023	2022
$5.26	$6.68
NSP-Wisconsin has natural gas supply transportation and storage agreements that include obligations for purchase and/or delivery of specified volumes or to make payments in lieu of delivery.

General
Seasonality
Demand for electric power and natural gas is affected by seasonal differences in the weather. In general, peak sales of electricity occur in the summer months and peak sales of natural gas occur in the winter months. As a result, the overall operating results may fluctuate substantially on a seasonal basis. Additionally, NSP-Wisconsin’s operations have historically generated less revenues and income when weather conditions are warmer in the winter and cooler in the summer.
Competition
NSP-Wisconsin is subject to public policies that promote competition and development of energy markets. NSP-Wisconsin’s industrial and large commercial customers have the ability to generate their own electricity. In addition, customers may have the option of substituting other fuels or relocating their facilities to a lower cost region.
Customers have the opportunity to supply their own power with distributed generation including solar generation and can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them.
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
Emerging Environmental Regulation
Clean Air Act
Power Plant Greenhouse Gas Regulations — In May 2023, the EPA published proposed rules addressing control of CO2 emissions from the power sector. The rule proposed regulations for new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The proposed rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Until final rules are issued, it is not certain what the impact will be on NSP-Wisconsin. NSP-Wisconsin believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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

Employees
As of Dec. 31, 2023, NSP-Wisconsin had 538 full-time employees and fifteen part-time employees, of which 406 were covered under collective-bargaining agreements.

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
•Impact of adverse weather conditions and natural disasters, including, tornadoes, icing events, floods, high winds and droughts.
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
Most utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of in-service dates and typically subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. Our long-term resource plan is dependent on our ability to obtain required approvals (including regulatory approval in jurisdictions where NSP-Wisconsin operates), develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning processes and our asset lives are subject to risk. The utility sector is undergoing significant change (e.g., increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. New data centers and crypto mining facilities could generate significant increase in demand. Higher electric demand may require us to adopt new technologies and make significant transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
We require inputs such as coal, natural gas, uranium and water. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Our utility operations are highly dependent on suppliers to deliver components in accordance with short and long-term project schedules.
Our products contain components that are globally sourced from suppliers. A shortage of key components in which an alternative supplier is not identified could significantly impact operations and project plans for NSP-Wisconsin and our customers. Such impacts could include timing of projects and the potential for project cancellation. Failure to adhere to project budgets and timelines could adversely impact our results of operations, financial condition or cash flows.
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
A significant disruption in supply could cause us to seek alternatives at potentially higher costs. Additionally, supply shortages may not be fully resolved, which negatively impacts our ability to provide services to our customers. Failure to provide service due to disruptions may also result in fines, penalties or cost disallowances through the regulatory process. Also, significantly higher energy or fuel costs relative to sales commitments negatively impacts our cash flows and results of operations.
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
Public perception often does not distinguish between pass through commodity costs and base rates. High commodity prices that are passed through to customer bills could impact our ability to recover costs for other improvements and operations.
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
The competition for talent has become increasingly prevalent, and we have experienced increased employee turnover due to the condition of the labor market and decisions related to strategic workforce planning. In addition, specialized knowledge and skills are required for many of our positions, which may pose additional difficulty for us as we work to recruit, retain and motivate employees in this climate.
Failure to hire, adequately train replacement employees, transfer knowledge/expertise or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees could adversely impact our results of operations, financial condition or cash flows.

Our businesses have collective bargaining agreements with labor unions. Failure to renew or renegotiate these contracts could lead to labor disruptions, including strikes or boycotts. Such disruptions or any negotiated wage or benefit increases could have a material adverse impact to our results of operations, financial condition or cash flows.
National unionization efforts could affect our business, as an increase in unionized workers could challenge our operational efficiency and increase costs.
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
We are exposed to risk of employee or third-party contractor fraud or misconduct. All employees and members of the Board of Directors are subject to compliance with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to compliance with our Supplier Code of Conduct. NSP-Wisconsin does not tolerate discrimination, violations of our Code of Conduct or other unacceptable behaviors. However, it is not always possible to identify and deter misconduct by employees and other third-parties, which may result in governmental investigations, other actions or lawsuits. If such actions are taken against us we may suffer loss of reputation and such actions could have a material effect on our financial condition, results of operations and cash flows.
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
Changes in the long-term cost-effectiveness or to the operating conditions of our assets may result in early retirements of utility facilities. While regulation typically provides cost recovery for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
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
Our credit ratings are subject to change and our credit ratings may be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, use of historic test years, elimination of riders or interim rates, increasing depreciation lives, lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
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
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in our cash flow and liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the economy and unemployment rates.
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
As of Dec. 31, 2023, Xcel Energy Inc. and its utility subsidiaries had approximately $24.9 billion of long-term debt and $1.3 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2023, Xcel Energy had the following guarantees outstanding:
•$951 million for performance and payment of Capital Services, LLC contracts for wind and solar generating equipment, with immaterial exposure.
•$100 million for performance on tax credit sale agreements of its subsidiaries, with immaterial exposure.
•$75 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
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
The oil and gas industry represents our largest commercial and industrial customer base. Oil and natural gas prices are sensitive to market risk factors which may impact demand.
We face risks related to health epidemics and other outbreaks, which may have a material effect on our financial condition, results of operations and cash flows.
Health epidemics impact countries, communities, supply chains and markets. Uncertainty continues to exist regarding epidemics; the duration and magnitude of business restrictions including shutdowns (domestically and globally); the potential impact on the workforce including shortages of employees and third-party contractors due to quarantine policies, vaccination requirements or government restrictions; impacts on the transportation of goods, and the generalized impact on the economy.
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

A cybersecurity incident or security breach could have a material effect on our business.
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
Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as information processed in our systems (e.g., information regarding our customers, employees, operations, infrastructure and assets) could be affected by cybersecurity incidents, including those caused by human error.
The utility industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cybersecurity incidents from international activist organizations, other countries and individuals. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations.
Cybersecurity incidents could harm our businesses by limiting our generation, transmission and distribution capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations or causing the release of customer information, all of which would likely receive state and federal regulatory scrutiny and could expose us to liability.
Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cybersecurity incident on the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers’ operations, could also negatively impact our business.
Generative Artificial Intelligence, such as large language models like ChatGPT, present a range of challenges and potential risks as we consider impacts to the business. These challenges involve navigating the complexities of creating and deploying AI models that generate content autonomously. Data privacy, legal concerns, and security issues are all risks as this technology continues to be adopted.
Our supply chain for procurement of digital equipment and services may expose software or hardware to these risks and could result in a breach or significant costs of remediation. We are unable to quantify the potential impact of cybersecurity threats or subsequent related actions. Cybersecurity incidents and regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third-party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.
We maintain security measures to protect our information technology and control systems, network infrastructure and other assets. However, these assets and the information they process may be vulnerable to cybersecurity incidents, including asset failure or unauthorized access to assets or information.
A failure or breach of our technology systems or those of our third-party service providers could disrupt critical business functions and may negatively impact our business, our brand, and our reputation. The cybersecurity threat is dynamic and evolves continually, and our efforts to prioritize network protection may not be effective given the constant changes to threat vulnerability.
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
Our electric and natural gas utility businesses are seasonal and weather patterns can have a material impact on our operating performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand depends heavily upon weather patterns. A significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. Unusually mild winters and summers could have an adverse effect on our financial condition, results of operations or cash flows.
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
In the event of serious incidents, these agencies may pursue penalties. In addition, certain states have the authority to impose substantial penalties. If a serious reliability, cybersecurity or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.
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
Other potential risks associated with wildfires and other climate events include the inability to secure sufficient insurance coverage, or increased costs of insurance, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
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

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 1C — CYBERSECURITY
NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy. As such, its cybersecurity processes are maintained by Xcel Energy management and governed by its Board of Directors.
As described in Item 1A – Risk Factors, Xcel Energy operates in an industry that requires the continued operation of sophisticated information technology, control systems and network infrastructure, as such, our business is subject to the risk of interruption by cybersecurity incidents that range from attacks common to most industries, such as phishing and denial-of-service, to attacks from more sophisticated adversaries, including nation state actors, that target the critical infrastructure used in the operation of our business.
Xcel Energy has a security risk program in place to identify, assess, manage and report material risks from cybersecurity incidents. As a utility provider, Xcel Energy complies with reliability standards imposed by NERC, including critical infrastructure protection standards related to both cybersecurity and physical security. These standards imposed by NERC, in alignment with the NIST Cybersecurity Framework, are the basis for which Xcel Energy has designed the cybersecurity control framework within its security risk program.
Annually, as part of Xcel Energy’s enterprise risk program, an integrated cybersecurity risk identification and assessment is completed across Xcel Energy’s business, including generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets as well as information processed in our systems (including systems hosted by third parties) that could be affected by cybersecurity incidents. This analysis includes the impact, likelihood, timeframe and controllability of cybersecurity risks and is presented to the Board of Directors. Management monitors and reviews the results of this analysis, integrating them into the enterprise risk assessment processes and implements appropriate mitigating actions as needed.
Xcel Energy’s cybersecurity policies, standards, practices and readiness are regularly assessed by third-party consultants. These partners are engaged to perform independent penetration testing and other security related services to assist in the prevention, detection, monitoring, mitigation and remediation of cybersecurity incidents and risks. The results of these assessments are communicated to management and the Board of Directors by the Chief Security Officer.
Xcel Energy employs a comprehensive risk based approach to assess the magnitude and significance of a vendor’s risk to Xcel Energy. Certain third-party service providers are subject to vendor security risk assessments at the time of integration, contract execution/renewal, and upon detection of any increase in risk profile. Xcel Energy uses a variety of inputs in such risk assessments, including information supplied by providers and third parties (including information analysis centers that share daily threat intelligence and improve organizational agility associated with management of cybersecurity risks). In addition, Xcel Energy requires certain third-party service providers to meet appropriate security requirements, controls and responsibilities. Xcel Energy deploys periodic monitoring activities to assess compliance with our cybersecurity control framework and investigates security incidents that have impacted our third-party service providers as appropriate.
Management has assigned responsibility for the security risk program to the Chief Security Officer who has extensive experience in critical infrastructure protection, including multiple years of experience with the Department of Defense. The Chief Security Officer is informed about and monitors prevention, detection, mitigation and remediation efforts through a team of security professionals, many of whom are Certified Information Systems Security Professionals, Certified Information Security Managers or have received other cybersecurity certifications. The team has extensive experience selecting, deploying and operating cybersecurity technologies, initiatives and processes that aid in preventing, remediating and mitigating known and unknown cybersecurity threats.
The Chief Security Officer or members of management brief the Board on routine and regular cybersecurity risk and threat updates, typically on a quarterly basis. In the event of a significant threat or incident, management and the Chief Security Officer leverage Xcel Energy’s incident response processes to assess impacts and resolve incidents. When a significant cybersecurity incident occurs, management communicates with the Board of Directors and relevant committees.
The Board of Directors oversees the risks associated with cybersecurity and the physical security of our assets, with information security matters being discussed at each regular board meeting as well as at the ONES and Audit Committee meetings throughout the year.
While the ONES Committee has primary committee responsibility for cybersecurity due to the operational issues involved, the Board of Directors has determined that the topic is of sufficient importance to warrant this comprehensive oversight approach. Augmenting such oversight efforts, the Board conducts drills to practice its response in a possible emergency situation to ensure it is well prepared and positioned to perform in a possible crisis.
Cybersecurity risks are a part of Xcel Energy’s normal course of business. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations. As of Feb. 21, 2024 there have been no material cybersecurity incidents to report.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2023	Fuel	Installed	MW (a)
Steam:
Bay Front-Ashland, WI, 2 Units	Wood/Natural Gas	1948 - 1956	41
French Island-La Crosse, WI, 2 Units	Wood/RDF	1940 - 1948	16	(b)
Combustion Turbine:
French Island-La Crosse, WI, 2 Units	Oil	1974	119
Wheaton-Eau Claire, WI, 5 Units	Natural Gas/Oil	1973	240
Hydro:
Various locations, 62 Units	Hydro	Various	135
		Total	551
(a)Summer 2023 net dependable capacity.
(b)RDF is made from municipal solid waste.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2023:

Conductor Miles
Transmission
345 KV	3,019
161 KV	1,818
115 KV	1,862
Less than 115 KV	5,467
Total Transmission	12,166
Distribution
Less than 115 KV	27,971
Total	40,137
NSP-Wisconsin had 203 electric utility transmission and distribution substations at Dec. 31, 2023.
Natural gas utility mains at Dec. 31, 2023:

Miles
Transmission	3
Distribution	2,564

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
The dividends declared during 2023 and 2022 were as follows:

(Millions of Dollars)	2023	2022
First quarter	$24	$22
Second quarter	25	19
Third quarter	24	23
Fourth quarter	38	24

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that is adjusted from measures calculated and presented in accordance with GAAP.
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
We use these non-GAAP financial measures to evaluate and provide details of NSP-Wisconsin’s core earnings and underlying performance. For instance, to present ongoing earnings, we may adjust the related GAAP amounts for certain items that are non-recurring in nature. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin. This non-GAAP financial measure should not be considered as an alternative to measures calculated and reported in accordance with GAAP.
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

(Millions of Dollars)	2023	2022
GAAP net income	$136	$125
Workforce reduction expenses	5	—
Less: tax effect of adjustment	(1)	—
Ongoing earnings	$140	$125
Workforce Reduction — In 2023, Xcel Energy implemented workforce actions to align resources and investments with our evolving business and customer needs, and streamline the organization for long-term success. Xcel Energy initiated a voluntary retirement program, under which approximately 400 eligible non-bargaining employees retired. Xcel Energy also eliminated approximately 150 non-bargaining employees through an involuntary severance program.
Total Xcel Energy workforce reduction expenses of $72 million were recorded in the fourth quarter of 2023, of which $5 million was attributable to NSP-Wisconsin. Given the non-recurring nature of this item, it has been excluded from ongoing earnings.

Results of Operations
2023 Comparison with 2022
NSP-Wisconsin’s GAAP net income was $136 million for 2023 compared with $125 million for 2022. Ongoing net income was $140 million for 2023 compared with $125 million for 2022. The increase in ongoing earnings was primarily a result of higher recovery of electric infrastructure investment, partially offset by unfavorable weather and higher depreciation, O&M expenses, and interest charges.
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

(Millions of Dollars)	2023	2022
Electric revenues	$1,019	$1,002
Electric fuel and purchased power	(422)	(463)
Electric margin	$597	$539
Changes in Electric Margin

(Millions of Dollars)	2023 vs. 2022
Regulatory rate outcomes	$37
Interchange agreement billings with NSP-Minnesota	20
Sales and demand	2
Estimated impact of weather	(6)
Other (net)	5
Total increase	$58
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
Natural Gas Revenues, Cost of Natural Gas Sold and Transported and Natural Gas Margin

(Millions of Dollars)	2023	2022
Natural gas revenues	$157	$198
Cost of natural gas sold and transported	(80)	(116)
Natural gas margin	$77	$82
Changes in Natural Gas Margin

(Millions of Dollars)	2023 vs. 2022
Estimated impact of weather	$(7)
Regulatory rate outcomes (Wisconsin and Michigan)	4
Other (net)	(2)
Total decrease	$(5)
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $16 million in 2023. The increase was primarily due to vegetation management and inflationary pressures including labor.
Depreciation and Amortization — Depreciation and amortization increased $12 million for 2023 compared with 2022, primarily due to system expansion.
Interest Charges — Interest charges increased $9 million for 2023, largely due to increased long-term debt levels and interest rates.

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

Recently Concluded Regulatory Proceedings
Wisconsin Rate Case — In 2023, NSP-Wisconsin filed a Wisconsin rate case seeking a revised electric increase of $25 million and a natural gas increase of $7 million. The filing was based on a 2024 forecast test year, a ROE of 10.25%, an equity ratio of 52.5% and a forecasted average net rate base of approximately $2.1 billion for the electric utility and $284 million for the natural gas utility.
In December 2023, the PSCW approved a ROE of 9.8% and an equity ratio of 52.5% as well as a rate increase of approximately $1 million for the electric utility. Adjustments to NSP-Wisconsin’s rate request included removal of a proposed residential affordability program and other earnings neutral adjustments and fuel and purchased power costs. The PSCW also approved a $5 million rate increase for the natural gas utility in 2024. The new rates were implemented on Jan. 1, 2024.

NSP System
Pending and Recently Concluded Regulatory Proceedings
2022 Upper Midwest IRP Resource Acquisition — Following the MPUC’s approval of NSP-Minnesota and NSP-Wisconsin’s latest IRP in April 2022, NSP-Minnesota and NSP-Wisconsin have been engaged in multiple resource acquisition processes and proceedings to meet the need identified in the IRP for the NSP System.
•In August 2022, NSP-Minnesota and NSP-Wisconsin jointly filed an RFP seeking at least 900 MW of solar or solar plus storage capacity. In May 2023, NSP-Minnesota filed a recommended portfolio, which proposed an additional 250 MW of self-build solar generation at the site of our retiring Sherco coal units and a 100 MW solar PPA located in Wisconsin as part of the resource plan RFP. In September 2023, the MPUC approved the request for 350 MW, subject to a cost cap based on projected costs for the Sherco solar project.
•In the second quarter of 2023, NSP-Minnesota initiated the process with the MPUC for acquisition of 800 MW of firm dispatchable resources. In January 2024, NSP-Minnesota and other companies submitted proposed resources. NSP-Minnesota expects a decision by the fourth quarter of 2024.
•In July 2023, NSP-Wisconsin issued an RFP seeking approximately 650 MW of solar and/or solar plus storage development assets that will be developed in the 2027-2029 timeframe to replace the capacity from the retiring King Generating Station. The RFP closed in September 2023 and bids are being evaluated.
•In October 2023, NSP-Minnesota issued an RFP seeking approximately 1,200 MW of wind development assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023 and the NSP-Minnesota expects to file for approval of recommended projects by mid-2024.
2024 Upper Midwest Energy Plan — In February 2024, NSP-Minnesota filed its resource plan with the MPUC. Key components of the plan include the following:
•Reduced carbon emissions by more than 80%, potentially up to 88%, by 2030.
•Extends the operation of Prairie Island and Monticello nuclear plants through the early 2050s.
•Adds 3,600 MW of new wind and solar resources by 2030.
•Adds 600 MW of battery energy storage by 2030.
•Adds more than 2,200 MW of dispatchable resources by 2030.
NSP-Minnesota anticipates a MPUC decision in 2025.
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

Other
Supply Chain
NSP-Wisconsin’s ability to meet customer energy requirements, respond to storm-related disruptions, and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to the scarcity of certain raw materials and interruptions in production and shipping. Inflationary pressures, labor shortages, and the impact of geopolitical events have further exacerbated these disruptions. NSP-Wisconsin continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers, modifying design standards, and adjusting the timing of work.
Additionally, certain products, components, and equipment, particularly in renewables categories, originate in countries that could face tariffs, fines, or restrictions from government or other regulatory bodies and present a cost and supply risk until there is sufficient capacity and supply base with adequate capacity to meet US needs.
Electric Meters and Transformers
Supply chain issues associated with semiconductors delayed the availability of AMI meters, which led to a reduced number of meters deployed in 2022. NSP-Wisconsin saw significant improvement in meter availability in 2023 and we expect normal conditions in 2024 and going forward. NSP-Wisconsin expects to complete AMI meter deployment in 2025.
Additionally, the availability of certain transformers is an industry-wide issue that has significantly impacted and in some cases resulted in delays to projects and new customer connections. Proposed governmental actions related to transformer efficiency standards may compound these delays in the future. NSP-Wisconsin continues to seek alternative suppliers and prioritize work plans to mitigate the impacts of supply constraints.

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
A 100 basis point change in the benchmark rate on NSP-Wisconsin’s variable rate debt would impact pretax interest expense annually by an immaterial amount in Dec. 31, 2023 and 2022.
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
At Dec. 31, 2023 and 2022, a 10% increase or decrease in commodity prices would have an immaterial impact on credit exposure.
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
NSP-Wisconsin management assessed the effectiveness of NSP-Wisconsin’s internal control over financial reporting as of Dec. 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2023, NSP-Wisconsin’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 21, 2024	Feb. 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Northern States Power Company, a Wisconsin corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company and subsidiaries, a Wisconsin corporation (the "Company"), as of December 31, 2023 and 2022, the related consolidated statements of income, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and refunds due to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
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
•We read relevant regulatory orders issued by the Commissions for the Company, other regulatory filings, legal decisions and recommendations being evaluated by the Commissions, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates. We evaluated historic orders for precedents of the Commissions’ treatment of similar costs under similar circumstances. We compared the regulatory orders, filings and other publicly available information to the Company’s recorded regulatory assets and liabilities for completeness.
•We obtained management’s analysis and correspondence from counsel, as appropriate, regarding regulatory assets or liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 21, 2024

We have served as the Company’s auditor since 2002.

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2023	2022	2021
Operating revenues
Electric, non-affiliates	$815	$800	$733
Electric, affiliates	204	202	189
Natural gas	157	198	182
Other	1	1	1
Total operating revenues	1,177	1,201	1,105

Operating expenses
Electric fuel and purchased power, non-affiliates	14	17	20
Purchased power, affiliates	408	446	408
Cost of natural gas sold and transported	80	116	117
Operating and maintenance expenses	239	223	198
Conservation program expenses	13	13	13
Depreciation and amortization	170	158	147
Taxes (other than income taxes)	34	31	28
Workforce reduction expenses	5	—	—
Total operating expenses	963	1,004	931

Operating income	214	197	174

Other income (expense), net	2	(2)	(1)
Allowance for funds used during construction — equity	10	7	5

Interest charges and financing costs
Interest charges — includes other financing costs of $2, $1 and $1, respectively	54	45	42
Allowance for funds used during construction — debt	(4)	(3)	(2)
Total interest charges and financing costs	50	42	40

Income before income taxes	176	160	138
Income tax expense	40	35	30
Net income	$136	$125	$108

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2023	2022	2021
Operating activities
Net income	$136	$125	$108
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	173	159	148
Deferred income taxes	(12)	(2)	9
Allowance for equity funds used during construction	(10)	(7)	(5)
Provision for bad debts	4	4	4
Changes in operating assets and liabilities:
Accounts receivable	(4)	(13)	(5)
Accrued unbilled revenues	11	(5)	(16)
Inventories	(6)	(14)	(12)
Other current assets	21	(20)	(4)
Accounts payable	(6)	5	8
Net regulatory assets and liabilities	44	18	(41)
Other current liabilities	2	16	2
Pension and other employee benefit obligations	—	(4)	(9)
Other, net	4	(5)	(1)
Net cash provided by operating activities	357	257	186

Investing activities
Capital/construction expenditures	(456)	(353)	(264)
Investments in utility money pool arrangement	(153)	(100)	(71)
Repayments from money pool arrangement	153	100	71
Net cash used in investing activities	(456)	(353)	(264)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	13	(35)	64
Borrowings under money pool arrangement	163	591	358
Repayments under money pool arrangement	(163)	(591)	(358)
Proceeds from issuance of long-term debt	124	99	99
Repayments of long-term debt	—	—	(19)
Capital contributions from parent	75	114	46
Dividends paid to parent	(109)	(91)	(103)
Net cash provided by financing activities	103	87	87

Net change in cash, cash equivalents and restricted cash	4	(9)	9
Cash, cash equivalents and restricted cash at beginning of period	2	11	2
Cash, cash equivalents and restricted cash at end of period	$6	$2	$11

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(47)	$(39)	$(38)
Cash paid for income taxes, net	(40)	(32)	(22)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$31	$54	$43
Inventory transfers to property, plant and equipment	17	1	1
Allowance for equity funds used during construction	10	7	5

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2023	2022
Assets
Current assets
Cash and cash equivalents	$6	$2
Accounts receivable, net	89	84
Accrued unbilled revenues	63	74
Other receivables	—	19
Inventories	29	39
Regulatory assets	24	44
Prepaid taxes	28	27
Prepayments and other	6	11
Total current assets	245	300

Property, plant and equipment, net	3,237	2,914

Other assets
Regulatory assets	185	193
Other	3	3
Total other assets	188	196
Total assets	$3,670	$3,410

Liabilities and Equity
Current liabilities
Current portion of long-term debt	200	—
Short-term debt	60	47
Accounts payable	64	92
Accounts payable to affiliates	21	19
Dividends payable to parent	25	23
Regulatory liabilities	42	21
Taxes accrued	16	13
Accrued interest	13	12
Other	23	28
Total current liabilities	464	255

Deferred credits and other liabilities
Deferred income taxes	330	333
Deferred investment tax credits	5	5
Regulatory liabilities	407	383
Customer advances	25	23
Pension and employee benefit obligations	27	23
Other	35	43
Total deferred credits and other liabilities	829	810

Commitments and contingencies
Capitalization
Long-term debt	1,011	1,086
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Dec. 31, 2023 and Dec. 31, 2022, respectively	93	93
Additional paid in capital	843	761
Retained earnings	430	405
Total common stockholder's equity	1,366	1,259
Total liabilities and equity	$3,670	$3,410

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2020	933,000	$93	$605	$370	$1,068

Net income				108	108
Common dividends declared to parent				(110)	(110)
Contribution of capital by parent			37		37
Balance at Dec. 31, 2021	933,000	$93	$642	$368	$1,103

Net income				125	125
Common dividends declared to parent				(88)	(88)
Contribution of capital by parent			119		119
Balance at Dec. 31, 2022	933,000	$93	$761	$405	$1,259

Net income				136	136
Common dividends declared to parent				(111)	(111)
Contribution of capital by parent			82		82
Balance at Dec. 31, 2023	933,000	$93	$843	$430	$1,366

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
Use of Estimates — NSP-Wisconsin uses estimates based on the best information available to record transactions and balances resulting from business operations.
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
Estimates and assumptions for recovery of deferred costs and refund of deferred credits are based on specific ratemaking decisions, precedent or other available information. Regulatory assets and liabilities are amortized consistent with the treatment in the rate setting process.
If changes in the regulatory environment occur, NSP-Wisconsin may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities. Such changes could have a material effect on NSP-Wisconsin’s results of operations, financial condition and cash flows.
See Note 4 for further information.
Income Taxes — NSP-Wisconsin accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities utilizing rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
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
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize over the book depreciable lives of related property. The requirement to defer and amortize these credits specifically applies to certain federal ITCs, as determined by tax regulations and NSP-Wisconsin tax elections. For tax credits otherwise eligible to be recognized when earned, NSP-Wisconsin considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory assets or liabilities.
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
Interest and penalties related to income taxes are reported within Other income (expense), net or interest charges in the consolidated statements of income.

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
See Note 7 for further information.
Property, Plant and Equipment and Depreciation in Regulated Operations — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and AFUDC. The cost of plant retired is charged to accumulated depreciation and amortization. Amounts recovered in rates for future removal costs are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs and replacement of items determined to be less than a unit of property are charged to expense as incurred.
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
Depreciation expense is recorded using the straight-line method over the plant’s commission approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.6% in 2023, 2022 and 2021.
See Note 3 for further information.
AROs — NSP-Wisconsin records AROs as a liability in the period incurred (if fair value can be reasonably estimated), with the offsetting/associated costs capitalized as a long-lived asset. The liability is generally increased over time by applying the effective interest method of accretion and the capitalized costs are typically depreciated over the useful life of the long-lived asset. Changes resulting from revisions to timing or amounts of expected asset retirement cash flows are recognized as an increase or a decrease in the ARO.
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
Estimated future expenditures to restore sites are treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses. Removal costs recovered in rates before the related costs are incurred are classified as a regulatory liability.
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
As of Dec. 31, 2023 and 2022, the allowance for bad debts was $9 million.

Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$11	$8
Fuel	10	11
Natural gas	8	20
Total inventories	$29	$39
Fair Value Measurements — NSP-Wisconsin presents cash equivalents, interest rate derivatives, rabbi trust assets, commodity derivatives, pension and postretirement plan assets at estimated fair values in its consolidated financial statements.
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
For the pension and postretirement plan assets, published trading data and pricing models, generally using the most observable inputs available, are utilized to determine fair value for each security.
See Notes 8 and 9 for further information.
Derivative Instruments — NSP-Wisconsin uses derivative instruments in connection with its commodity trading activities, and to manage risk associated with changes in interest rates and utility commodity prices, including forward contracts, futures, swaps and options. Derivatives not qualifying for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
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

2. Accounting Pronouncements
Recently Issued
Segment Reporting — In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. The ASU is effective for annual periods beginning after Dec. 15, 2023 and quarterly periods beginning after Dec. 15, 2024, and NSP-Wisconsin does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the effective tax rate reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and NSP-Wisconsin does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.

3. Property, Plant, and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$3,845	$3,579
Natural gas plant	502	465
Common and other property	278	260
CWIP	252	174
Total property, plant and equipment	4,877	4,478
Less accumulated depreciation	(1,640)	(1,564)
Property, plant and equipment, net	$3,237	$2,914

Joint Ownership of Transmission Facilities
Jointly owned assets as of Dec. 31, 2023:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
Electric transmission:
La Crosse, WI to Madison, WI	$178	$25	37%
CapX2020	169	39	80
Total (a)	$347	$64
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2023		Dec. 31, 2022
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	2	62	2	61
Environmental remediation costs	1, 10	Various	$13	$48	$13	$63
Recoverable deferred taxes on AFUDC		Plant lives	—	26	—	20
State commission adjustments		Plant lives	1	22	1	22
Net AROs (a)	1, 10	Various	—	21	—	18
Deferred natural gas and electric energy/fuel costs	7	Less than one year	1	—	23	—
Other		Various	7	6	5	9
Total regulatory assets			$24	$185	$44	$193
(a)Includes amounts recorded for future recovery of AROs, less amounts recovered through NSP-Wisconsin’s share of nuclear decommissioning accruals and gains from decommissioning investments.
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2023		Dec. 31, 2022
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	1, 10	Various	$—	$251	$—	$223
Deferred income tax adjustments and TCJA refunds (a)	7	Various	—	140	—	144
DOE Settlement		One to two years	4	6	12	3
Deferred natural gas and electric energy/fuel costs		Less than one year	28	—	5	—
Other		Various	10	10	4	13
Total regulatory liabilities			$42	$407	$21	$383
(a)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
NSP-Wisconsin’s regulatory assets not earning a return include the unfunded portion of pension and retiree medical obligations and net AROs (i.e. deferrals for where cash has not been disbursed). At Dec. 31, 2023 and 2022, there were no regulatory assets of past expenditures that were not eligible to earn a return.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2023	Year Ended
		2023	2022	2021
Borrowing limit	$150	$150	$150	$150
Amount outstanding at period end	—	—	—	—
Average amount outstanding	7	6	25	16
Maximum amount outstanding	43	43	81	78
Weighted average interest rate, computed on a daily basis	5.34%	4.98%	1.10%	0.05%
Weighted average interest rate at period end	N/A	N/A	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2023	Year Ended Dec. 31
		2023	2022	2021
Borrowing limit	$150	$150	$150	$150
Amount outstanding at period end	60	60	47	83
Average amount outstanding	10	15	18	3
Maximum amount outstanding	74	93	123	83
Weighted average interest rate, computed on a daily basis	5.48%	4.85%	1.03%	0.18%
Weighted average interest rate at end of period	5.50	5.50	4.55	0.21
Letters of Credit — NSP-Wisconsin may use letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2023 and 2022, there were immaterial letters of credit outstanding.
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
Features of the credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2023	2022
48.2%	47.4%	N/A	1
(a)The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65%.
(b)All extension requests are subject to majority bank group approval.
The credit facility has a cross-default provision that NSP-Wisconsin would be in default on borrowings under the facility if NSP-Wisconsin or any of its subsidiaries, whose total assets exceed 15% of NSP-Wisconsin’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.
If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2023, NSP-Wisconsin was in compliance with all financial covenants.
NSP-Wisconsin had the following committed credit facility available as of Dec. 31, 2023 (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150	$60	$90
(a)This credit facility matures in September 2027.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the facility outstanding at Dec. 31, 2023 and 2022, respectively.
Other Short-Term Borrowings — Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. at Dec. 31, 2023 and 2022, respectively.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of NSP-Wisconsin is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of new issuance.
Long-term debt obligations for NSP-Wisconsin as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2023	2022
First mortgage bonds	3.30%	June 15, 2024	$100	$100
First mortgage bonds	3.30	June 15, 2024	100	100
First mortgage bonds	6.375	Sept. 1, 2038	200	200
First mortgage bonds	3.70	Oct. 1, 2042	100	100
First mortgage bonds	3.75	Dec. 1, 2047	100	100
First mortgage bonds	4.20	Sept. 1, 2048	200	200
First mortgage bonds	3.05	May 1, 2051	100	100
First mortgage bonds	2.82	May 1, 2051	100	100
First mortgage bonds (a)	4.86	Sept. 15, 2052	100	100
First mortgage bonds (b)	5.30	June 15, 2053	125	—
Unamortized discount			(3)	(3)
Unamortized debt issuance cost			(11)	(11)
Current maturities			(200)	—
Total long-term debt			$1,011	$1,086
(a)2022 financing.
(b)2023 financing.

Maturities of long-term debt:

(Millions of Dollars)
2024	$200
2025	—
2026	—
2027	—
2028	—
Deferred Financing Costs — Deferred financing costs of approximately $11 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at both Dec. 31, 2023 and 2022.
Dividend Restrictions — NSP-Wisconsin’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings.
NSP-Wisconsin’s state regulatory commission additionally imposes dividend limitations, which are more restrictive than those imposed by the FERC.
Requirements and actuals as of Dec. 31, 2023:

Equity to Total Capitalization Ratio Required Range (a)		Equity to Total Capitalization Ratio Actual
Low	High	2023
52.5%	N/A	52.7%
(a)NSP-Wisconsin cannot pay annual dividends in excess of forecasted levels if its average equity-to-total capitalization ratio falls below the commission authorized level.

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization
$9	million	$2,520	million	N/A
.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$299	$84	$—	$383
C&I	494	65	—	559
Other	7	—	1	8
Total retail	800	149	1	950
Interchange	204	—	—	204
Other	3	5	—	8
Total revenue from contracts with customers	1,007	154	1	1,162
Alternative revenue and other	12	3	—	15
Total revenues	$1,019	$157	$1	$1,177

	Year Ended Dec. 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$293	$103	$—	$396
C&I	485	87	—	572
Other	7	—	—	7
Total retail	785	190	—	975
Interchange	202	—	—	202
Other	4	4	—	8
Total revenue from contracts with customers	991	194	—	1,185
Alternative revenue and other	11	4	1	16
Total revenues	$1,002	$198	$1	$1,201

	Year Ended Dec. 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$272	$91	$—	$363
C&I	441	85	—	526
Other	8	—	1	9
Total retail	721	176	1	898
Interchange	189	—	—	189
Other	—	4	—	4
Total revenue from contracts with customers	910	180	1	1,091
Alternative revenue and other	12	2	—	14
Total revenues	$922	$182	$1	$1,105

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	6.2	6.2	6.2
Decreases in tax from:
Plant regulatory differences (a)	(3.4)	(3.8)	(4.1)
Other tax credits, net NOL & tax credit allowances	(0.6)	(0.8)	(1.0)
Other, net	(0.5)	(0.7)	(0.4)
Effective income tax rate	22.7%	21.9%	21.7%
(a)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit are offset by corresponding revenue reductions.

Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2023	2022	2021
Current federal tax expense	$37	$28	$17
Current state tax expense	15	9	4
Deferred federal tax (benefit) expense	(10)	(5)	3
Deferred state tax (benefit) expense	(3)	3	6
Deferred change in unrecognized tax expense	1	—	—
Total income tax expense	$40	$35	$30
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2023	2022	2021
Deferred tax (benefit) expense excluding items below	$(3)	$8	$18
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(10)	(10)	(10)
Other	1	—	1
Deferred tax (benefit) expense	$(12)	$(2)	$9
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2023	2022 (a)
Deferred tax liabilities:
Difference between book and tax bases of property	$350	$343
Regulatory assets	22	24
Pension expense	10	10
Deferred fuel costs	—	6
Other	7	8
Total deferred tax liabilities	$389	$391

Deferred tax assets:
Regulatory liabilities	$32	$35
Rate refund	10	3
Environmental remediation	4	4
Other employee benefits	4	3
Tax credit carryforward	3	7
Deferred ITCs	2	2
Other	4	4
Total deferred tax assets	$59	$58
Net deferred tax liability	$330	$333
(a)Prior periods have been reclassified to conform to current year presentation.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2023	2022
Federal tax credit carryforwards	$3	$7
State NOL carryforward	2	2
Federal carryforward periods expire between 2037 and 2043 and state carryforward periods expire in 2031.
Unrecognized Tax Benefits
Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	March 2025
2020	September 2024
Additionally, the statute of limitations related to certain federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to the additional federal tax loss carryback claim filed in 2020 has been extended. As of Dec. 31, 2023 the IRS issued its Revenue Agent’s Report related to the federal tax loss carryback claim. The Company materially agrees with the report and re-recognized the related benefit in Dec. 2023.
State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2023, NSP-Wisconsin’s earliest open tax years that are subject to examination by state taxing authorities under applicable statutes of limitations are as follows:

State	Tax Year(s)	Expiration
Wisconsin	2016-2018	May 2024
Wisconsin	2019	October 2024
In 2021, Wisconsin began an audit of tax years 2016-2019. As of Dec. 31, 2023 no material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Unrecognized tax benefit — Permanent tax positions	$3	$2
Unrecognized tax benefit — Temporary tax positions	—	1
Total unrecognized tax benefit	$3	$3
Changes in unrecognized tax benefits:

(Millions of Dollars)	2023	2022	2021
Balance at Jan. 1	$3	$3	$2
Additions for tax positions of prior years	—	—	1
Balance at Dec. 31	$3	$3	$3
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
NOL and tax credit carryforwards	$(2)	$(2)
As IRS audits resume and state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $1 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. Payables for interest related to unrecognized tax benefits at Dec. 31, 2023, 2022 and 2021 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2023, 2022 or 2021.

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
Recurring Derivative Fair Value Measurements
Changes in the fair value of natural gas commodity derivatives resulted in immaterial net losses and gains for the year ended Dec. 31, 2023, 2022 and 2021, which were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on a commission approved regulatory recovery mechanism.
During the years ended Dec. 31, 2023, 2022 and 2021, immaterial pre-tax losses were recognized during the period in income related to option premium amortization.
NSP-Wisconsin had immaterial outstanding derivative assets or liabilities measured at fair value as of Dec. 31, 2023 and 2022.
NSP-Wisconsin had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2023, 2022 and 2021.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2023		2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,211	$1,117	$1,086	$980
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2023 and 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

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
The average annual interest crediting rates for these plans was 4.67, 4.86 and 1.96 percent in 2023, 2022, and 2021, respectively.
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
Obligations of the SERP and nonqualified plan as of Dec. 31, 2023 and 2022 were $12 million and $11 million, respectively, of which the amounts attributable to NSP-Wisconsin were immaterial in both years. Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $2 million and $17 million in 2023 and 2022, respectively, of which amounts attributable to NSP-Wisconsin were immaterial.
Xcel Energy’s postretirement health care benefit plan is a continuation of certain welfare benefit programs for current employees. A full time employee’s date of hire or a retiree’s date of retirement determine eligibility for each of the programs.

Xcel Energy’s investment-return assumption considers the expected long-term performance for each of the asset classes in its pension and postretirement health care portfolio. Xcel Energy considers the historical returns achieved by its asset portfolios over long time periods, as well as the long-term projected return levels from investment experts. Xcel Energy and NSP-Wisconsin continually review their pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2023 were above the assumed level of 7.25%.
•Investment returns in 2022 were below the assumed level of 6.60%.
•Investment returns in 2021 were above the assumed level of 6.60%.
•In 2024, NSP-Wisconsin’s expected investment-return assumption is 7.25%.
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
Plan Assets
For each of the fair value hierarchy levels, NSP-Wisconsin’s pension plan assets measured at fair value:

	Dec. 31, 2023 (a)					Dec. 31, 2022 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$8	$—	$—	$—	$8	$4	$—	$—	$—	$4
Commingled funds	19	—	—	45	64	35	—	—	34	69
Debt securities	—	22	—	—	22	—	22	—	—	22
Equity securities	1	—	—	—	1	2	—	—	—	2
Total	$28	$22	$—	$45	$95	$41	$22	$—	$34	$97
(a)See Note 8 for further information on fair value measurement inputs and methods.
NSP-Wisconsin has immaterial postretirement benefit plan assets that were measured at fair value at Dec. 31, 2023 and 2022.
Immaterial assets were transferred in or out of Level 3 for 2023. No assets were transferred in or out of Level 3 for 2022.
Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for NSP-Wisconsin are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2023	2022	2023	2022
Change in Benefit Obligation:
Obligation at Jan. 1	$112	$141	$8	$11
Service cost	4	5	—	—
Interest cost	6	4	1	1
Actuarial (gain) loss	1	(21)	—	(3)
Benefit payments	(11)	(17)	(1)	(1)
Obligation at Dec. 31	$112	$112	$8	$8
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$97	$137	$—	$—
Actual return on plan assets	5	(24)	—	—
Employer contributions	4	1	1	1
Benefit payments	(11)	(17)	(1)	(1)
Fair value of plan assets at Dec. 31	$95	$97	$—	$—
Funded status of plans at Dec. 31	$(17)	$(15)	$(8)	$(8)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Current liabilities	$—	$—	$(1)	$—
Noncurrent liabilities	(17)	(15)	(7)	(8)
Net amounts recognized	$(17)	$(15)	$(8)	$(8)

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2023	2022	2023	2022
Discount rate for year-end valuation	5.49%	5.80%	5.54%	5.80%
Expected average long-term increase in compensation level	4.25%	4.25%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	6.50%	6.50%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.50%	5.50%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	6	7
Accumulated benefit obligation for the pension plan was $100 million and $101 million as of Dec. 31, 2023 and 2022, respectively.
Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other expense in the consolidated statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2023	2022	2021	2023	2022	2021
Service cost	$4	$5	$5	$—	$—	$—
Interest cost	6	4	4	1	1	1
Expected return on plan assets	(8)	(8)	(8)	—	—	—
Amortization of net loss	2	3	5	—	—	—
Settlement charge (a)	—	6	5	—	—	—
Net periodic pension cost	$4	$10	$11	$1	$1	$1
Effects of regulation	—	(2)	(3)	—		—
Net benefit cost recognized for financial reporting	$4	$8	$8	$1	$1	$1
Significant Assumptions Used to Measure Costs:
Discount rate	5.80%	3.08%	2.71%	5.80%	3.09%	2.65%
Expected average long-term increase in compensation level	4.25	3.75	3.75	—	—	—
Expected average long-term rate of return on assets	7.25	6.60	6.60	5.00	4.10	4.10
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. There were no settlement charges recorded to the qualified pension plans in 2023. In 2022, as a result of lump-sum distributions during the plan years, NSP-Wisconsin recorded a total pension settlement charge of $5 million, of which $1 million was recorded in the income statement.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2023	2022	2023	2022
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$48	$45	$3	$4
Prior service credit	—	—	—	—
Total	$48	$45	$3	$4
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$2	$1		$—
Noncurrent regulatory assets	46	44	3	4
Total	$48	$45	$3	$4

Measurement date	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2022
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
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$100 million in January 2024, of which $7 million was attributable to NSP-Wisconsin.
•$50 million in 2023, of which $4 million was attributable to NSP-Wisconsin.
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
Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$11 million expected in 2024, of which $1 million is attributable to NSP-Wisconsin.
•$11 million during 2023, of which an immaterial amount was attributable to NSP-Wisconsin.
•$13 million during 2022, of which $1 million was attributable to NSP-Wisconsin.
•$15 million during 2021, of which $2 million was attributable to NSP-Wisconsin.
Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Long-duration fixed income and interest rate swap securities	38%	38%	—%	—%
Domestic and international equity securities	31	33	9	16
Alternative investments	20	18	13	12
Short-to-intermediate fixed income securities	9	9	77	71
Cash	2	2	1	1
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year.
Plan Amendments — In 2023, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental social security benefits for all active participants on and after Jan. 1, 2024.
In 2022, there were no significant plan amendments made which affected the postretirement benefit obligation.
In 2021, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
Projected Benefit Payments
NSP-Wisconsin’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Net Projected Postretirement Health Care Benefit Payments (a)
2024	$17	$1
2025	8	1
2026	8	1
2027	9	1
2028	10	1
2029-2033	51	3
(a)Amount is reported net of expected Medicare Part D subsidies, which are immaterial.
Voluntary Retirement Program
Incremental to amounts presented above for postretirement benefits, Xcel Energy, which includes NSP-Wisconsin, recognized new post employment costs and obligations in the fourth quarter of 2023 for employees accepted to a voluntary retirement program.
Utilizing employee information and the following inputs, the estimated NSP-Wisconsin obligations for the program of $2 million for health plan subsidies and an immaterial amount for other medical benefits, each commencing in 2024, were recognized in the fourth quarter of 2023. These unfunded obligations are presented in other current liabilities and noncurrent pension and employee benefit obligations in the consolidated balance sheet as of Dec. 31, 2023.

Significant Assumptions to Measure Benefit Obligations:	2023
Discount rate for year-end valuation	5.50%
Mortality table	PRI-2012
Health care costs trend rate and ultimate trend assumption	7.00%
Defined Contribution Plans
Xcel Energy, which includes NSP-Wisconsin, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for NSP-Wisconsin was approximately $2 million in 2023, 2022 and 2021.
Multiemployer Plans
NSP-Wisconsin contributes to several union multiemployer pension plans, none of which are individually significant. These plans provide pension benefits to certain union employees who may perform services for multiple employers and do not participate in the NSP-Wisconsin sponsored pension plans. Contributing to these types of plans creates risk that differs from providing benefits under NSP-Wisconsin sponsored plans, in that if another participating employer ceases to contribute to a multiemployer pension plan, additional unfunded obligations may need to be funded over time by remaining participating employers.

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
One case remains active which includes a multi-district litigation matter consisting of a Wisconsin purported class (Arandell Corp.). The Court issued a ruling in June 2022 granting plaintiffs’ class certification. In April 2023, the Seventh Circuit Court of Appeals heard the defendants’ appeal challenging whether the district court properly assessed class certification. A decision relating to class certification is expected imminently. Xcel Energy considers the reasonably possible loss associated with this litigation to be immaterial
Rate Matters
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
The FERC subsequently issued various related orders related to ROE methodology/calculations and timing. NSP-Minnesota has processed refunds to customers for applicable complaint periods based on the ROE in the most recent applicable opinions.
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
NSP-Wisconsin has recognized approximately $13 million of costs/liabilities from final resolution of these issues, however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
Environmental Requirements — Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations under the "Good Neighbor" provisions of the Clean Air Act. The final rule applies to generation facilities in Wisconsin, as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact NSP-Wisconsin’s fossil fuel-fired electric generating facilities. Applicable facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. Guidelines are also established for allowance banking and emission limit backstops.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, NSP-Wisconsin anticipates the costs would be recoverable through regulatory mechanisms.

AROs — AROs have been recorded for NSP-Wisconsin’s assets.
NSP-Wisconsin’s AROs were as follows:

	2023
(Millions of Dollars)	Jan. 1, 2023	Accretion	Cash Flow Revisions (a)	Dec. 31, 2023
Electric
Steam, hydro and other production	$10	$—	$(1)	$9
Distribution	5	—	—	5
Natural gas
Distribution	13	1	(6)	8
Total liability (b)	$28	$1	$(7)	$22
(a)In 2023, AROs were revised for changes in timing and estimates of cash flows. Changes in gas distribution AROs were a result of updated mileage of gas lines and number of services, as well as changes to inflation and discount rate assumptions.
(b)Included in other long-term liabilities balance in the consolidated balance sheet.

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
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Wisconsin’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2023. Therefore, an ARO has not been recorded for these facilities.
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
NSP-Minnesota’s public liability for claims from any nuclear incident is limited to $16.2 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has secured $450 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $15.8 billion of exposure is funded by the Secondary Financial Protection Program available from assessments by the federal government.
NSP-Minnesota is subject to assessments of up to $166 million per reactor-incident for each of its three reactors, for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $24.7 million per reactor-incident during any one year. Maximum assessments are subject to inflation adjustments by the NRC.
NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from NEIL and EMANI. The coverage limits are $2.8 billion for each of NSP-Minnesota’s two nuclear plant sites. NEIL also provides business interruption insurance coverage up to $490 million and $420 million at Monticello and Prairie Island, respectively, including the cost of replacement power during prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term.
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of $15 million for business interruption insurance and $32 million for property damage insurance if losses exceed accumulated reserve funds.
Fuel Contracts
NSP-Wisconsin has entered into various long-term commitments for the purchase and delivery of a significant portion of its refuse-derived fuel/wood and natural gas requirements. These contracts expire between 2024 and 2033. NSP-Wisconsin is required to pay additional amounts depending on actual quantities shipped under these agreements.
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
Estimated minimum purchases under these contracts as of Dec. 31, 2023:

(Millions of Dollars)	RDF/wood	Natural gas supply	Natural gas storage and transportation
2024	$6	$9	$21
2025	1	—	19
2026	1	—	19
2027	—	—	13
2028	1	—	3
Thereafter	1	—	8
Total (a)	$10	$9	$83
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

NSP-Wisconsin has the following reportable segments:
•Regulated Electric — The regulated electric utility segment generates, purchases, transmits, distributes and sells electricity in Michigan and Wisconsin.
•Regulated Natural Gas — The regulated natural gas utility segment purchases, transports, stores, distributes and sells natural gas in portions of Michigan and Wisconsin.
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
NSP-Wisconsin’s segment information:

(Millions of Dollars)	2023	2022	2021
Regulated Electric
Total revenues (a)	$1,019	$1,002	$922
Depreciation and amortization	142	131	120
Interest charges and financing costs	45	38	36
Income tax expense	38	29	27
Net income	126	105	98
Regulated Natural Gas
Operating revenues — external	$157	$198	$182
Intersegment revenue	1	—	1
Total revenues	$158	$198	$183
Depreciation and amortization	28	27	27
Interest charges and financing costs	5	4	4
Income tax expense	2	6	2
Net income	9	17	7
All Other
Total revenues	$1	$1	$1
Income tax expense	—	—	1
Net income	1	3	3

Consolidated Total
Total revenues (a)	$1,178	$1,201	$1,106
Reconciling eliminations	(1)	—	(1)
Total operating revenues	$1,177	$1,201	$1,105
Depreciation and amortization	170	158	147
Interest charges and financing costs	50	42	40
Income tax expense	40	35	30
Net income	136	125	108
(a)Operating revenues include $204 million, $202 million and $189 million of affiliate electric revenue for the years ended Dec. 31, 2023, 2022 and 2021, respectively. See Note 12 for further information.

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
Significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Millions of Dollars)	2023	2022	2021
Operating revenues:
Electric	$204	$202	$189
Operating expenses:
Purchased power (a)	424	445	408
Transmission expense	69	68	64
Natural gas purchased for resale	1	—	1
Other operating expenses — paid to Xcel Energy Services Inc.	119	114	99
Interest income	1	—	—
Interest expense	1	1	—
(a)Amount includes $16 million deferred fuel cost regulatory asset for the year ended Dec. 31 2023, and an immaterial amount of fuel costs amortized or deferred for the years ended Dec. 31, 2022 and 2021.
Accounts receivable and payable with affiliates at Dec. 31 were:

	2023		2022
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$—	$9	$—	$4
PSCo	1	—	2	—
Other subsidiaries of Xcel Energy Inc.	12	13	6	15
	$13	$22	$8	$19

13. Workforce Reduction
In 2023, Xcel Energy implemented workforce actions to align resources and investments with evolving business and customer needs, and streamline the organization for long-term success.
In September 2023, Xcel Energy announced a voluntary retirement program to a group of eligible non-bargaining employees, with an enhanced retirement package including certain health care and cash benefits for accepted employees. Approximately 400 employees retired under this program in December 2023.
In November 2023, Xcel Energy, Inc. also reduced its non-bargaining workforce by approximately 150 employees through an involuntary severance program.

In the fourth quarter of 2023, Xcel Energy recorded total expense of $72 million related to these workforce actions, of which $5 million was attributable to NSP-Wisconsin. Expenses relate to the estimated cost of future health plan subsidies and other medical benefits for the voluntary retirement program, as well as severance and other employee payouts and legal and other professional fees.
For further information on the estimated obligations for future health plan subsidies and other medical benefits, see Note 9 to the consolidated financial statements.

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
Internal Control Over Financial Reporting
No changes in NSP-Wisconsin’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2023 that materially affected, or are reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting. NSP-Wisconsin maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Wisconsin has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2023 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Wisconsin conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Wisconsin did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in NSP-Wisconsin’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2024 Annual Meeting of Shareholders, which is incorporated by reference.
PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2023.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For each of the three years ended Dec. 31, 2023, 2022, and 2021.
Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2023, 2022, and 2021.

	Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2023, 2022, and 2021.
	Consolidated Balance Sheets — As of Dec. 31, 2023, 2022.
	Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2023, 2022, and 2021.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2023, 2022, and 2021.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and restated articles of incorporation of NSP-Wisconsin	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	3.01
3.02*	By-Laws of NSP-Wisconsin as Amended and Restated on Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*
Supplemental and Restated Trust Indenture, dated as of March 1, 1991, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to First Wisconsin Trust Company), as Trustee, providing for the issuance of First Mortgage Bonds
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(c)(3)
4.02*	Trust Indenture, dated Sept. 1, 2000, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to Firstar Bank, NA) as Trustee	NSP-Wisconsin Form 8-K dated Sept. 25, 2000	4.01
4.03*	Supplemental Trust Indenture, dated as of Sept. 1, 2008, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 6.375% First Mortgage Bonds, Series due Sept. 1, 2038	NSP-Wisconsin Form 8-K dated Sept. 3, 2008	4.01
4.04*	Supplemental Trust Indenture, dated as of Oct. 1, 2012, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.70% First Mortgage Bonds, Series due Oct. 1, 2042	NSP-Wisconsin Form 8-K dated Oct. 10, 2012	4.01
4.05*	Supplemental Trust Indenture, dated as of June 1, 2014, between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.30% First Mortgage Bonds, Series due June 15, 2024	NSP-Wisconsin Form 8-K dated June 23, 2014	4.01
4.06*	Supplemental Trust Indenture, dated as of Nov 1, 2017, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.75% First Mortgage Bonds, Series due Dec. 1, 2047	NSP-Wisconsin Form 8-K dated Dec. 4, 2017	4.01
4.07*	Supplemental Indenture, dated as of Sept. 1, 2018, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 4.20% First Mortgage Bonds, Series due Sept. 1, 2048	NSP-Wisconsin Form 8-K dated Sept. 12, 2018	4.01
4.08*	Supplemental Trust Indenture, dated as of May 18, 2020, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.05% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated May 26, 2020	4.01
4.09*	Supplemental Trust Indenture, dated as of July 19, 2021, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 2.82% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated July 20, 2021	4.01
4.10*	Supplemental Trust Indenture, dated as of July 15, 2022, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association, as Trustee, creating $100 million aggregate principal amount of 4.86% First Mortgage Bonds, Series due Sept. 15, 2052	NSP-Wisconsin Form 8-K dated July 15, 2022	4.01
4.46*	Supplemental Indenture dated as of May 10, 2023 between NSP-Wisconsin and U.S. Bank Trust Company, National Association, as successor Trustee, creating 5.30% First Mortgage Bonds, Series due June 15, 2053	NSP-Wisconsin Form 8-K dated May 10, 2023	4.01
10.01*	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.10*+	First Amendment to Exhibit 10.09 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.11*+	Second Amendment to Exhibit 10.09 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.12*+	Third Amendment to Exhibit 10.09 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01

10.13*+	Fourth Amendment to Exhibit 10.09 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.14*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.15*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards between 2020-2023	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.16+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards since 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.16
10.17*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated Dec. 10, 2021	10.01
10.18+	Xcel Energy Inc. Annual Incentive Plan, effective Feb. 21, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.18
10.19*+	Summary of Non-Employee Director Compensation, effective as of May 24, 2023	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2023	10.01
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.21*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.22*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.23*	Fourth Amended and Restated Credit Agreement, dated as of Sept. 19, 2022, among NSP-Wisconsin, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.05
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
NSP-Wisconsin and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2023	2022	2021
Balance at Jan. 1	$9	$8	$8
Additions charged to costs and expenses	4	4	4
Additions charged to other accounts (a)	1	1	1
Deductions from reserves (b)	(5)	(4)	(5)
Balance at Dec. 31	$9	$9	$8
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A WISCONSIN CORPORATION)

Feb. 21, 2024	/s/ BRIAN J. VAN ABEL
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