Form 10-Q
period 2024-03-31
NORTHERN STATES POWER CO /WI/
filed 2024-04-25
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-03140

Northern States Power Company
(Exact Name of Registrant as Specified in its Charter)

Wisconsin			39-0508315
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S Employer Identification No.)

1414 West Hamilton Avenue	Eau Claire	Wisconsin	54701
(Address of Principal Executive Offices)			(Zip Code)

(715)	852-5812
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2024
Common Stock, $100 par value	933,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
C&I	Commercial and Industrial
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
GAAP	United States generally accepted accounting principles
IRP	Integrated Resource Plan
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NOx	Nitrogen Oxides
PFAS	Per- and Polyfluoroalkyl Substances
O&M	Operating and maintenance
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2024	2023
Operating revenues
Electric, non-affiliates	$203	$204
Electric, affiliates	53	50
Natural gas	54	77
Total operating revenues	310	331

Operating expenses
Electric fuel and purchased power, non-affiliates	4	4
Purchased power, affiliates	103	103
Cost of natural gas sold and transported	24	46
Operating and maintenance expenses	56	58
Conservation program expenses	3	3
Depreciation and amortization	45	41
Taxes (other than income taxes)	9	8
Total operating expenses	244	263

Operating income	66	68

Allowance for funds used during construction — equity	3	2

Interest charges and financing costs
Interest charges and other financing costs	14	13
Allowance for funds used during construction — debt	(1)	(1)
Total interest charges and financing costs	13	12

Income before income taxes	56	58
Income tax expense	13	13
Net income	$43	$45

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2024	2023
Operating activities
Net income	$43	$45
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46	42
Deferred income taxes	3	(2)
Allowance for equity funds used during construction	(3)	(2)
Provision for bad debts	1	2
Changes in operating assets and liabilities:
Accounts receivable	(13)	(16)
Accrued unbilled revenues	9	20
Inventories	3	15
Other current assets	5	13
Accounts payable	(7)	(10)
Net regulatory assets and liabilities	(1)	17
Other current liabilities	5	—
Pension and other employee benefit obligations	(7)	(3)
Other, net	2	1
Net cash provided by operating activities	86	122

Investing activities
Capital/construction expenditures	(121)	(101)
Net cash used in investing activities	(121)	(101)

Financing activities
Repayments of short-term borrowings, net	(60)	(35)
Borrowings under utility money pool arrangement	130	—
Repayments under utility money pool arrangement	(111)	—
Capital contributions from parent	106	36
Dividends paid to parent	(25)	(23)
Net cash provided (used in) by financing activities	40	(22)

Net change in cash, cash equivalents and restricted cash	5	(1)
Cash, cash equivalents and restricted cash at beginning of period	6	2
Cash, cash equivalents and restricted cash at end of period	$11	$1

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(12)	$(13)
Cash paid for income taxes, net	(7)	(4)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$33	$33
Inventory transfers to property, plant and equipment	2	2
Allowance for equity funds used during construction	3	2

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2024	Dec. 31, 2023
Assets
Current assets
Cash and cash equivalents	$11	$6
Accounts receivable, net	90	89
Accrued unbilled revenues	53	63
Inventories	24	29
Regulatory assets	23	24
Prepaid taxes	21	28
Prepayments and other	7	6
Total current assets	229	245

Property, plant and equipment, net	3,332	3,237

Other assets
Regulatory assets	181	185
Other	3	3
Total other assets	184	188
Total assets	$3,745	$3,670

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$200	$200
Short-term debt	—	60
Borrowings under utility money pool arrangement	19	—
Accounts payable	61	64
Accounts payable to affiliates	20	21
Dividends payable to parent	18	25
Regulatory liabilities	41	42
Taxes accrued	19	16
Accrued interest	13	13
Other	24	23
Total current liabilities	415	464

Deferred credits and other liabilities
Deferred income taxes	336	330
Deferred investment tax credits	5	5
Regulatory liabilities	412	407
Customer advances	26	25
Pension and employee benefit obligations	20	27
Other	34	35
Total deferred credits and other liabilities	833	829

Commitments and contingencies
Capitalization
Long-term debt	1,011	1,011
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at March 31, 2024 and Dec. 31, 2023, respectively	93	93
Additional paid in capital	938	843
Retained earnings	455	430
Total common stockholder's equity	1,486	1,366
Total liabilities and equity	$3,745	$3,670

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2024 and 2023
Balance at December 31, 2022	933,000	$93	$761	$405	$1,259
Net income				45	45
Common dividends declared to parent				(24)	(24)
Contribution of capital by parent			30		30
Balance at March 31, 2023	933,000	$93	$791	$426	$1,310

Balance at December 31, 2023	933,000	$93	$843	$430	$1,366
Net income				43	43
Common dividends declared to parent				(18)	(18)
Contribution of capital by parent			95		95
Balance at March 31, 2024	933,000	$93	$938	$455	$1,486

Total Common Stockholder's Equity
See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2024 and Dec. 31, 2023; the results of NSP-Wisconsin's operations, including the components of net income, cash flows, and changes in stockholder's equity for the three months ended March 31, 2024 and 2023.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2024 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2023 balance sheet information has been derived from the audited 2023 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2023.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2023, filed with the SEC on Feb. 21, 2024. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2023 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
Recently Issued
Segment Reporting — In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. The ASU is effective for annual periods beginning after Dec. 15, 2023 and quarterly periods beginning after Dec. 15, 2024, and Xcel Energy does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the effective tax rate reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and Xcel Energy does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.
Climate-Related Disclosures — In March 2024, the SEC issued Final Rule 33-11275 – The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule requires registrants to provide standardized disclosures in Form 10-K related to climate-related risks, Scope 1 and 2 greenhouse gas emissions, as well as to include in a footnote to the consolidated financial statements the financial impact of severe weather events and other natural conditions. The rule requires implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. Xcel Energy does not expect implementation of the new guidance to have a material impact on the consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of dollars)	March 31, 2024	Dec. 31, 2023
Accounts receivable, net
Accounts receivable	$98	$98
Less allowance for bad debts	(8)	(9)
Accounts receivable, net	$90	$89

(Millions of dollars)	March 31, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$12	$11
Fuel	10	10
Natural gas	2	8
Total inventories	$24	$29

(Millions of dollars)	March 31, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$3,895	$3,845
Natural gas plant	504	502
Common and other property	287	278
Construction work in progress	306	252
Total property, plant and equipment	4,992	4,877
Less accumulated depreciation	(1,660)	(1,640)
Property, plant and equipment, net	$3,332	$3,237

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

Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$150	$150
Amount outstanding at period end	19	—
Average amount outstanding	12	6
Maximum amount outstanding	54	43
Weighted average interest rate, computed on a daily basis	5.33%	4.98%
Weighted average interest rate at period end	5.33	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$150	$150
Amount outstanding at period end	—	60
Average amount outstanding	41	15
Maximum amount outstanding	99	93
Weighted average interest rate, computed on a daily basis	5.49%	4.85%
Weighted average interest rate at period end	N/A	5.50
Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both March 31, 2024 and Dec. 31, 2023, there were immaterial letters of credit outstanding under the credit facility.
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
As of March 31, 2024, NSP-Wisconsin had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$—	$150
(a)Expires in September 2027.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2024 and Dec. 31, 2023.
Other Short-Term Borrowings — Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. as of March 31, 2024 and Dec. 31, 2023, respectively.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended March 31, 2024
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$77	$30	$107
C&I	118	22	140
Other	2	—	2
Total retail	197	52	249
Interchange and other	56	1	57
Total revenue from contracts with customers	253	53	306
Alternative revenue and other	3	1	4
Total revenues	$256	$54	$310

	Three Months Ended March 31, 2023
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$82	$41	$123
C&I	120	34	154
Other	2	—	2
Total retail	204	75	279
Interchange and other	47	1	48
Total revenue from contracts with customers	251	76	327
Alternative revenue and other	3	1	4
Total revenues	$254	$77	$331

6. Income Taxes
Reconciliation between the statutory rate and effective tax rate:

	Three Months Ended March 31
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
(Decreases) increases:
Plant regulatory differences (a)	(4.3)	(3.5)
Other (net)	0.3	(1.3)
Effective income tax rate	23.2%	22.4%
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
As of March 31, 2024, NSP-Wisconsin had no commodity contracts designated as cash flow hedges.
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
Recurring Derivative Fair Value Measurements
Impact of derivative activity:
Changes in the fair value of natural gas commodity derivatives resulted in immaterial and $1 million of net gains for the three months ended March 31, 2024 and 2023, respectively, which were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During the three months ended March 31, 2024 and 2023, $1 million and $2 million, respectively, of pre-tax losses were recognized during the period related to option premium amortization subject to natural gas cost recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
NSP-Wisconsin had immaterial outstanding derivative assets or liabilities measured at fair value as of March 31, 2024 and Dec. 31, 2023.
Fair Value of Long-Term Debt
As of March 31, 2024, other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2024		Dec. 31, 2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,211	$1,104	$1,211	$1,117
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2024 and Dec. 31, 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2024	2023
(Millions of Dollars)	Pension Benefits
Service cost	$1	$1
Interest cost (a)	2	2
Expected return on plan assets (a)	(2)	(2)
Net periodic benefit cost	$1	$1

(a)The components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2024, contributions totaling $100 million were made across Xcel Energy’s pension plans, of which $7 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2024.

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
Site Remediation
Various federal and state environmental laws impose liability where hazardous substances or other regulated materials have been released to the environment. NSP-Wisconsin may sometimes pay all or a portion of the cost to remediate sites where past activities of their predecessors or other parties have caused environmental contamination.
Environmental contingencies could arise from various situations, including sites of former MGPs; and third-party sites, such as landfills, for which NSP-Wisconsin is alleged to have sent wastes to that site.
MGP, Landfill and Disposal Sites
NSP-Wisconsin is investigating, remediating or performing post-closure actions at one MGP, landfill or other disposal sites across its service territories.
NSP-Wisconsin has recognized approximately $13 million of costs/liabilities from final resolution of these issues, however, the outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
Environmental Requirements — Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations under the "Good Neighbor" provisions of the Clean Air Act. The final rule applies to generation facilities in Wisconsin, as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact NSP-Wisconsin’s fossil fuel-fired electric generating facilities. Subject facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. Guidelines are also established for allowance banking and emission limit backstops.
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

NSP-Wisconsin's segment information:

	Three Months Ended March 31
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues (a)	$256	$254
Net income	33	33
Regulated Natural Gas
Total revenues	$54	$77
Net income	10	11
All Other
Net income	$—	$1
Consolidated Total
Total revenues (a)	$310	$331
Net income	43	45
(a)Total revenues include $53 million and $50 million of affiliate electric revenue for the three months ended March 31, 2024 and 2023, respectively.

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
We use this non-GAAP financial measure to evaluate and provide details of NSP-Wisconsin’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin. For the three months ended March 31, 2024 and 2023, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Wisconsin's net income was $43 million and $45 million for the three months ended March 31, 2024 and 2023, respectively, as lower O&M expenses were offset by increased depreciation.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. Electric revenues increased $2 million for the first quarter.

(Millions of Dollars)	Three Months Ended March. 31, 2024 vs. 2023
Estimated impact of weather	$(3)
Sales and demand	(2)
Regulatory rate outcomes	4
Interchange agreement revenue from NSP-Minnesota	3
Total increase	$2
Natural Gas Revenues
Natural gas revenues vary with changing sales and the cost of natural gas and regulatory outcomes. Natural gas revenues decreased $23 million in the first quarter.

(Millions of Dollars)	Three Months Ended March. 31, 2024 vs. 2023
Recovery of lower cost of natural gas	$(21)
Estimated impact of weather	(3)
Other (net)	1
Total decrease	$(23)

Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas, coal and uranium, as well as seasonality. However, these incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses remained flat for the first quarter of 2024.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $22 million for the first quarter of 2024. The decrease is primarily due to lower commodity prices and lower volumes.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $2 million year to date, primarily due to lower storm costs.
Depreciation and Amortization — Depreciation and amortization increased $4 million year to date, primarily due to system expansion.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2023 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending Regulatory Proceedings - NSP-System
2022 Upper Midwest IRP Resource Acquisition
Following the MPUC’s approval of NSP-Minnesota and NSP-Wisconsin’s latest IRP in April 2022, NSP-Minnesota and NSP-Wisconsin have been engaged in multiple resource acquisition processes and proceedings to meet the need identified in the IRP.
•In the second quarter of 2023, NSP-Minnesota initiated the process with the MPUC for acquisition of 800 MW of firm dispatchable resources. In January 2024, NSP-Minnesota and other companies submitted proposed resources and filed for project approval with the MPUC. NSP-Minnesota expects a decision by the second quarter of 2025.
•In July 2023, NSP-Wisconsin issued an RFP seeking approximately 650 MW of solar and/or solar plus storage development assets that will be developed in the 2027-2029 timeframe to replace the capacity from the retiring King Generating Station. The RFP closed in September 2023 and bids are being evaluated.
•In October 2023, NSP-Minnesota issued an RFP seeking approximately 1,200 MW of wind development assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023 and NSP-Minnesota expects to file for approval of recommended projects by mid-2024.
2024 Upper Midwest Resource Plan
In February 2024, NSP-Minnesota filed its Upper Midwest Resource Plan with the MPUC which included the following key items:
•Reduced carbon emissions by more than 80%, potentially up to 88%, by 2030.
•Extends the operation of Prairie Island and Monticello through the early 2050s.
•Adds 3,600 MWs of new wind and solar resources by 2030.
•Adds 600 MWs of battery energy storage by 2030.
•Adds more than 2,200 MWs of dispatchable resources by 2030.
These proposed resources are in addition to projects already approved by the MPUC. NSP-Minnesota anticipates a MPUC decision in 2025.

Emerging Environmental Regulation
Clean Air Act
Power Plant Greenhouse Gas Regulations — In April 2024, the EPA published final rules addressing control of CO2 emissions from the power sector. The rules regulate new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. NSP-Wisconsin continues to evaluate the impact of these rules and believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Waste-to-Energy Air Regulations — In January 2024, the EPA proposed air regulations addressing new and existing large municipal waste combustors. The proposed rules lower current emission standards for certain pollutants and would require installation of new pollution controls and/or more intense use of existing pollution controls at French Island Generating Station. Until final rules are issued, it is not certain what the impact will be on NSP-Wisconsin. NSP-Wisconsin believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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
In February 2024, the EPA proposed to change the Resource Conservation and Recovery Act by adding nine PFAS to its list of hazardous constituents.
Final rules for all three proposals are expected in 2024 which could result in new obligations. Potential costs are uncertain until final rules are published and/or agency action is taken.

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
As of March 31, 2024, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.

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

ITEM 1A — RISK FACTORS
NSP-Wisconsin's risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2023, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

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

Northern States Power Company (a Wisconsin corporation)

4/25/2024	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)