Form 10-Q
period 2024-06-30
NORTHERN STATES POWER CO /WI/
filed 2024-08-01
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2024
Common Stock, $100 par value	933,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
C&I	Commercial and Industrial
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
GAAP	United States generally accepted accounting principles
IRA	Inflation Reduction Act
IRP	Integrated Resource Plan
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NOx	Nitrogen Oxides
PFAS	Per- and Polyfluoroalkyl Substances
O&M	Operating and maintenance
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Operating revenues
Electric, non-affiliates	$192	$185	$395	$389
Electric, affiliates	54	51	107	101
Natural gas	21	24	75	101
Total operating revenues	267	260	577	591

Operating expenses
Electric fuel and purchased power, non-affiliates	3	3	7	7
Purchased power, affiliates	102	93	205	196
Cost of natural gas sold and transported	7	9	31	55
Operating and maintenance expenses	59	57	115	115
Conservation program expenses	3	4	6	7
Depreciation and amortization	46	42	91	83
Taxes (other than income taxes)	8	9	17	17
Total operating expenses	228	217	472	480

Operating income	39	43	105	111

Other income, net	1	1	1	1
Allowance for funds used during construction — equity	4	2	7	4

Interest charges and financing costs
Interest charges and other financing costs	17	13	31	26
Allowance for funds used during construction — debt	(2)	(1)	(3)	(2)
Total interest charges and financing costs	15	12	28	24

Income before income taxes	29	34	85	92
Income tax expense	6	8	19	21
Net income	$23	$26	$66	$71

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2024	2023
Operating activities
Net income	$66	$71
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	92	84
Deferred income taxes	5	(6)
Allowance for equity funds used during construction	(7)	(4)
Provision for bad debts	1	2
Changes in operating assets and liabilities:
Accounts receivable	1	1
Accrued unbilled revenues	5	24
Inventories	(3)	10
Other current assets	—	9
Accounts payable	10	(17)
Net regulatory assets and liabilities	3	38
Other current liabilities	1	(2)
Pension and other employee benefit obligations	(8)	(2)
Other, net	2	4
Net cash provided by operating activities	168	212

Investing activities
Capital/construction expenditures	(255)	(209)
Net cash used in investing activities	(255)	(209)

Financing activities
Repayments of short-term borrowings, net	(60)	(47)
Borrowings under utility money pool arrangement	170	73
Repayments under utility money pool arrangement	(170)	(73)
Proceeds from long-term debt	394	124
Repayment of long-term debt	(200)	—
Capital contributions from parent	191	46
Dividends paid to parent	(44)	(47)
Net cash provided by financing activities	281	76

Net change in cash, cash equivalents and restricted cash	194	79
Cash, cash equivalents and restricted cash at beginning of period	6	2
Cash, cash equivalents and restricted cash at end of period	$200	$81

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(24)	$(22)
Cash paid for income taxes, net	(18)	(22)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$37	$35
Inventory transfers to property, plant and equipment	7	5
Allowance for equity funds used during construction	7	4

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2024	Dec. 31, 2023
Assets
Current assets
Cash and cash equivalents	$200	$6
Accounts receivable, net	79	89
Accrued unbilled revenues	58	63
Inventories	25	29
Regulatory assets	23	24
Prepaid taxes	29	28
Prepayments and other	6	6
Total current assets	420	245

Property, plant and equipment, net	3,439	3,237

Other assets
Regulatory assets	176	185
Other	3	3
Total other assets	179	188
Total assets	$4,038	$3,670

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$200
Short-term debt	—	60
Accounts payable	75	64
Accounts payable to affiliates	24	21
Dividends payable to parent	17	25
Regulatory liabilities	42	42
Taxes accrued	13	16
Accrued interest	15	13
Other	23	23
Total current liabilities	209	464

Deferred credits and other liabilities
Deferred income taxes	341	330
Deferred investment tax credits	5	5
Regulatory liabilities	416	407
Customer advances	27	25
Pension and employee benefit obligations	21	27
Other	35	35
Total deferred credits and other liabilities	845	829

Commitments and contingencies
Capitalization
Long-term debt	1,405	1,011
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at June 30, 2024 and Dec. 31, 2023, respectively	93	93
Additional paid in capital	1,026	843
Retained earnings	460	430
Total common stockholder's equity	1,579	1,366
Total liabilities and equity	$4,038	$3,670

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2024 and 2023
Balance at March 31, 2023	933,000	$93	$791	$426	$1,310
Net income				26	26
Common dividends declared to parent				(25)	(25)
Contribution of capital by parent			15		15
Balance at June 30, 2023	933,000	$93	$806	$427	$1,326

Balance at March 31, 2024	933,000	$93	$938	$455	$1,486
Net income				23	23
Common dividends declared to parent				(18)	(18)
Contribution of capital by parent			88		88
Balance at June 30, 2024	933,000	$93	$1,026	$460	$1,579

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2024 and 2023
Balance at Dec. 31, 2022	933,000	$93	$761	$405	$1,259
Net income				71	71
Common dividends declared to parent				(49)	(49)
Contribution of capital by parent			45		45
Balance at June 30, 2023	933,000	$93	$806	$427	$1,326

Balance at Dec. 31, 2023	933,000	$93	$843	$430	$1,366
Net income				66	66
Common dividends declared to parent				(36)	(36)
Contribution of capital by parent			183		183
Balance at June 30, 2024	933,000	$93	$1,026	$460	$1,579

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2024 and Dec. 31, 2023; the results of NSP-Wisconsin's operations, including the components of net income and changes in stockholder's equity for the three and six months ended June 30, 2024 and 2023; and NSP-Wisconsin’s cash flows for the six months ended June 30, 2024 and 2023.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2024 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2023 balance sheet information has been derived from the audited 2023 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2023.
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
Climate-Related Disclosures — In March 2024, the SEC issued Final Rule 33-11275 – The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule requires registrants to provide standardized disclosures in Form 10-K related to climate-related risks, Scope 1 and 2 greenhouse gas emissions, as well as to include in a footnote to the consolidated financial statements the financial impact of severe weather events and other natural conditions. The rule requires implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. NSP-Wisconsin does not expect implementation of the new guidance to have a material impact on the consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of dollars)	June 30, 2024	Dec. 31, 2023
Accounts receivable, net
Accounts receivable	$86	$98
Less allowance for bad debts	(7)	(9)
Accounts receivable, net	$79	$89

(Millions of dollars)	June 30, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$12	$11
Fuel	10	10
Natural gas	3	8
Total inventories	$25	$29

(Millions of dollars)	June 30, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$3,971	$3,845
Natural gas plant	517	502
Common and other property	292	278
Construction work in progress	346	252
Total property, plant and equipment	5,126	4,877
Less accumulated depreciation	(1,687)	(1,640)
Property, plant and equipment, net	$3,439	$3,237

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

Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$150	$150
Amount outstanding at period end	—	—
Average amount outstanding	5	6
Maximum amount outstanding	38	43
Weighted average interest rate, computed on a daily basis	5.33%	4.98%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$150	$150
Amount outstanding at period end	—	60
Average amount outstanding	—	15
Maximum amount outstanding	N/A	93
Weighted average interest rate, computed on a daily basis	N/A	4.85%
Weighted average interest rate at period end	N/A	5.50
Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both June 30, 2024 and Dec. 31, 2023, there were immaterial letters of credit outstanding under the credit facility.
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
As of June 30, 2024, NSP-Wisconsin had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$—	$150
(a)Expires in September 2027.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at June 30, 2024 and Dec. 31, 2023.
Other Short-Term Borrowings — Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. as of June 30, 2024 and Dec. 31, 2023.
Long-Term Borrowings
During the six months ended June 30, 2024, NSP-Wisconsin issued $400 million of 5.65% First Mortgage Bonds due June 15, 2054.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$66	$12	$78
C&I	119	8	127
Other	1	—	1
Total retail	186	20	206
Interchange and other	58	1	59
Total revenue from contracts with customers	244	21	265
Alternative revenue and other	2	—	2
Total revenues	$246	$21	$267

	Three Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$68	$13	$81
C&I	122	9	131
Other	2	—	2
Total retail	192	22	214
Interchange and other	41	—	41
Total revenue from contracts with customers	233	22	255
Alternative revenue and other	3	2	5
Total revenues	$236	$24	$260

	Six Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$143	$42	$185
C&I	237	30	267
Other	3	—	3
Total retail	383	72	455
Interchange and other	113	2	115
Total revenue from contracts with customers	496	74	570
Alternative revenue and other	6	1	7
Total revenues	$502	$75	$577

	Six Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$150	$54	$204
C&I	242	43	285
Other	4	—	4
Total retail	396	97	493
Interchange and other	88	1	89
Total revenue from contracts with customers	484	98	582
Alternative revenue and other	6	3	9
Total revenues	$490	$101	$591

6. Income Taxes
Reconciliation between the statutory rate and effective tax rate:

	Six Months Ended June 30
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Decreases:
Plant regulatory differences (a)	(4.5)	(3.5)
Other, net	(0.3)	(0.9)
Effective income tax rate	22.4%	22.8%
(a)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers. Income tax benefits associated with the credit are offset by corresponding revenue reductions.

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
As of June 30, 2024, NSP-Wisconsin had no commodity contracts designated as cash flow hedges.
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
Recurring Derivative Fair Value Measurements
Impact of derivative activity:
Changes in the fair value of natural gas commodity derivatives resulted in immaterial net gains for the three and six months ended June 30, 2024 and 2023, which were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During the three and six months ended June 30, 2024 and 2023, an immaterial amount, of pre-tax losses were recognized during the period related to option premium amortization.
NSP-Wisconsin had immaterial outstanding derivative assets or liabilities measured at fair value as of June 30, 2024 and Dec. 31, 2023.
Fair Value of Long-Term Debt
As of June 30, 2024, other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2024		Dec. 31, 2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,405	$1,306	$1,211	$1,117
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2024 and Dec. 31, 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2024	2023
(Millions of Dollars)	Pension Benefits
Service cost	$1	$1
Interest cost (a)	1	2
Expected return on plan assets (a)	(2)	(2)
Amortization of net loss (a)	1	—
Settlement charge (b)	5	—
Net periodic benefit cost	6	1
Effects of regulation	(2)	—
Net benefit cost recognized for financial reporting	$4	$1

	Six Months Ended June 30
	2024	2023
(Millions of Dollars)	Pension Benefits
Service cost	$2	$2
Interest cost (a)	3	3
Expected return on plan assets (a)	(4)	(4)
Amortization of net loss (a)	1	1
Settlement charge (b)	5	—
Net periodic benefit cost	7	2
Effects of regulation	(2)	—
Net benefit cost recognized for financial reporting	$5	$2
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the second quarter of 2024, as a result of lump-sum distributions during the 2024 plan year, NSP-Wisconsin recorded a pension settlement charge of $5 million, of which $1 million was recognized in the consolidated statement of income after considering the effects of regulation.
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
Environmental
New and changing federal and state environmental mandates can create financial obligations for NSP-Wisconsin, which are normally recovered through the regulated rate process.
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
NSP-Wisconsin has recognized approximately $12 million of costs/liabilities for resolution of these issues; however, the final outcomes and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.

Water and Waste
Coal Ash Regulation — NSP-Wisconsin is subject to the CCR Rule, which imposes requirements for handling, storage, treatment and disposal of coal ash and other solid waste.
In May 2024, final amendments to the CCR Rule were published. These include legacy CCR surface impoundments at inactive facilities and previously exempt areas where CCR was placed directly on land at CCR-regulated facilities, including areas of beneficial use.
As a specific requirement of the CCR Rule, utilities must complete facility evaluations and groundwater sampling around their subject landfills, surface impoundments and certain other areas where coal ash was placed on land, as well as perform corrective actions where offsite groundwater has been impacted.
If certain impacts to groundwater are detected, utilities may be required to perform additional groundwater investigations and/or perform corrective actions, typically beginning with an Assessment of Corrective Measures.
NSP-Wisconsin expects to incur nominal expenses for investigations through 2028 to perform required reporting and assess whether corrective actions are necessary. Asset retirement obligations have been recorded for each of these activities, and amounts are expected to be recoverable through regulatory mechanisms.
NSP-Wisconsin continues to evaluate the 2024 updates to the CCR rule, the interpretations of those updates and how they will apply to specific sites. Assessment of the recent updates to the CCR Rule and corresponding site investigation activities may result in updates to estimated costs as well as identification of additional required corrective actions.
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
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, NSP-Wisconsin has managed without additional need for allowances and anticipates the costs would be recoverable through regulatory mechanisms.
In June 2024, the U.S. Supreme Court issued an order granting a stay of the final rule. NSP-Wisconsin is assessing implementation of the stay order in Wisconsin.

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
NSP-Wisconsin's segment information:

	Three Months Ended June 30
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues (a)	$246	$236
Net income	23	30
Regulated Natural Gas
Total revenues	$21	$24
Net loss	(2)	(3)
All Other
Net income	$2	$(1)
Consolidated Total
Total revenues (a)	$267	$260
Net income	23	26
(a)Total revenues include $54 million and $51 million of affiliate electric revenue for the three months ended June 30, 2024 and 2023, respectively.

	Six Months Ended June 30
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues (a)	$502	$490
Net income	56	63
Regulated Natural Gas
Operating revenues	$75	$101
Intersegment revenue	—	1
Total revenues	$75	$102
Net income	8	8
All Other
Net income	$2	$—
Consolidated Total
Total revenues	$577	$592
Reconciling eliminations	—	(1)
Total operating revenues (a)	$577	$591
Net income	66	71
(a)Total revenues include $107 million and $101 million of affiliate electric revenue for the six months ended June 30, 2024 and 2023, respectively.

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
We use this non-GAAP financial measure to evaluate and provide details of NSP-Wisconsin’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin. For the three and six months ended June 30, 2024 and 2023, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Wisconsin's net income was $66 million and $71 million for the six months ended June 30, 2024 and 2023. Year to date earnings reflect increased depreciation expenses and interest charges as well as unfavorable weather, partially offset by regulatory rate outcomes.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality.

(Millions of Dollars)	Six Months Ended June 30, 2024 vs. 2023
Regulatory rate outcomes	$14
Interchange agreement revenue from NSP-Minnesota	6
Recovery of higher electric fuel and purchased power expenses	5
Estimated impact of weather	(6)
Sales and demand	(5)
Other, net	(2)
Total increase	$12
Natural Gas Revenues
Natural gas revenues vary with changing sales and the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Six Months Ended June 30, 2024 vs. 2023
Recovery of lower cost of natural gas	(24)
Estimated impact of weather	(4)
Other, net	2
Total decrease	$(26)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas, coal and uranium, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses increased $9 million year to date related to interchange agreement billings with NSP-Minnesota, partially offset by decreased volumes.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $24 million year to date. The decrease is primarily due to lower commodity prices.
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization increased $8 million year to date, primarily due to system expansion.
Interest Charges — Interest charges increased $5 million year to date. primarily due to increased long-term debt levels and interest rates.

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
Pending Regulatory Proceedings
Michigan Electric Rate Case — In July 2024, NSP-Wisconsin filed a Michigan electric rate case, seeking a $2.9 million (16.7%) rate increase for 2025, based on a ROE of 10.0% and an equity ratio of 52%. In addition, NSP-Wisconsin proposed an Investment Recovery Mechanism which would result in increases of $2.0 million (9.8%) in 2026 and $0.8 million (3.7%) in 2027 for recovery of costs associated with distribution and generation investment. A decision is expected in the first half of 2025.
Wisconsin 2025 Stay-Out Proposal — In June 2024, NSP-Wisconsin filed a 2025 stay-out proposal with the PSCW. The filing proposes to offset $28 million and $3 million of the Company’s forecasted 2025 electric and natural gas revenue deficiency, respectively, by amortizing IRA deferrals, stopping a deferral related to IRA benefits ordered in a previous rate case, and deferring revenue requirement impacts of two gas capital projects. The Company expects to have a Commission decision before year-end 2024.
NSP-System
2022 Upper Midwest IRP Resource Acquisition — NSP-Minnesota and NSP-Wisconsin have been engaged in multiple resource acquisition processes and proceedings to meet the need identified in the approved Upper Midwest IRP.
•In the second quarter of 2023, NSP-Minnesota initiated the process with the MPUC for acquisition of 800 MW of firm dispatchable resources. In January 2024, NSP-Minnesota and other companies submitted proposed resources and filed for project approval with the MPUC. NSP-Minnesota expects a decision by the second quarter of 2025.
•In July 2023, NSP-Wisconsin issued an RFP seeking 650 MW of solar and/or solar plus storage development assets to replace the capacity from the retiring King Generating Station. NSP-Wisconsin did not accept any bids from the RFP and continues to pursue projects to meet this capacity need, including through the July 2024 RFP.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023. NSP-Minnesota expects to file for approval of recommended projects by the fourth quarter of 2024.
•In June and July 2024, respectively, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System. Among other things, the RFP will seek to reutilize interconnection rights associated with the retiring Sherco and King coal units in NSP-Minnesota. Dependent on the proposals received, NSP-Minnesota or NSP-Wisconsin plan to file for the requisite approvals of the selected resources with the MPUC and PSCW, respectively, in the second quarter of 2025.
2024 Upper Midwest Resource Plan - In February 2024, NSP filed its Upper Midwest Resource Plan with the MPUC which included the following key items:
•Reduced carbon emissions by more than 80%, potentially up to 88%, by 2030.
•Extends the operation of Prairie Island and Monticello through the early 2050s.
•Adds 3,600 MWs of new wind and solar resources by 2030.
•Adds 600 MWs of battery energy storage by 2030.
•Adds more than 2,200 MWs of dispatchable resources by 2030.
These proposed resources are in addition to projects already approved by the MPUC. NSP-Minnesota anticipates a MPUC decision in 2025 and will file related RFPs upon approval.

Environmental Regulation
Clean Air Act
Power Plant Greenhouse Gas Regulations — In April 2024, the EPA published final rules addressing control of CO2 emissions from the power sector. The rules regulate new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Based on current estimates and assumptions, NSP-Wisconsin has determined that there is minimal financial or operational impact associated with these requirements.
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
Emerging Contaminants of Concern
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. NSP-Wisconsin does not manufacture PFAS, but because PFAS are so ubiquitous in products and the environment, it may impact our operations.
In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA. In July 2024, the EPA’s final rule went into effect.
In March 2023, the EPA published a proposed rule that would establish enforceable drinking water standards for certain PFAS chemicals. In June 2024, the EPA’s final rule went into effect.

In February 2024, the EPA proposed to change the Resource Conservation and Recovery Act by adding nine PFAS to its list of hazardous constituents.
Potential costs are uncertain and will be determined on a site specific basis where applicable. If costs are incurred, NSP-Wisconsin believes the costs will be recoverable through rates based on prior state commission practices.

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
As of June 30, 2024, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin, dated May 28, 1998	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	3.01
3.02*	Amended and Restated Bylaws of NSP-Wisconsin, dated Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Indenture dated as of May 13, 2024 between Northern States Power Company and U.S. Bank Trust Company, National Association, as successor Trustee, creating $400 million principal amount of 5.65% First Mortgage Bonds, Series due June 15, 2054	NSP-Wisconsin Form 8-K dated May 16, 2024	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

8/1/2024	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)