Form 10-Q
period 2024-09-30
NORTHERN STATES POWER CO /WI/
filed 2024-10-31
CIK 72909

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2024
Common Stock, $100 par value	933,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
ASU	Accounting standards update
C&I	Commercial and Industrial
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide
GAAP	United States generally accepted accounting principles
IRA	Inflation Reduction Act
IRP	Integrated Resource Plan
MGP	Manufactured gas plant
NOx	Nitrogen Oxides
PFAS	Per- and Polyfluoroalkyl Substances
O&M	Operating and maintenance
RFP	Request for proposal
ROE	Return on equity

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2024	2023	2024	2023
Operating revenues
Electric, non-affiliates	$225	$213	$620	$602
Electric, affiliates	53	50	160	151
Natural gas	17	15	92	116
Other	—	1	—	1
Total operating revenues	295	279	872	870

Operating expenses
Electric fuel and purchased power, non-affiliates	3	3	10	10
Purchased power, affiliates	109	109	314	305
Cost of natural gas sold and transported	6	6	37	61
Operating and maintenance expenses	55	58	170	173
Conservation program expenses	3	3	9	10
Depreciation and amortization	47	43	138	126
Taxes (other than income taxes)	9	8	26	25
Total operating expenses	232	230	704	710

Operating income	63	49	168	160

Other income, net	3	1	4	2
Allowance for funds used during construction — equity	4	3	11	7

Interest charges and financing costs
Interest charges and other financing costs	19	14	50	40
Allowance for funds used during construction — debt	(2)	(1)	(5)	(3)
Total interest charges and financing costs	17	13	45	37

Income before income taxes	53	40	138	132
Income tax expense	12	9	31	30
Net income	$41	$31	$107	$102

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2024	2023
Operating activities
Net income	$107	$102
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	140	128
Deferred income taxes	(2)	(17)
Allowance for equity funds used during construction	(11)	(7)
Provision for bad debts	2	3
Changes in operating assets and liabilities:
Accounts receivable	10	1
Accrued unbilled revenues	4	23
Inventories	(9)	4
Other current assets	8	28
Accounts payable	14	12
Net regulatory assets and liabilities	6	61
Other current liabilities	12	3
Pension and other employee benefit obligations	(8)	(2)
Other, net	5	4
Net cash provided by operating activities	278	343

Investing activities
Capital/construction expenditures	(394)	(343)
Investments in utility money pool arrangement	—	(88)
Repayments from utility money pool arrangement	—	88
Net cash used in investing activities	(394)	(343)

Financing activities
Repayments of short-term borrowings, net	(60)	(47)
Borrowings under utility money pool arrangement	170	73
Repayments under utility money pool arrangement	(170)	(73)
Proceeds from long-term debt	394	124
Repayment of long-term debt	(200)	—
Capital contributions from parent	191	57
Dividends paid to parent	(72)	(72)
Net cash provided by financing activities	253	62

Net change in cash, cash equivalents and restricted cash	137	62
Cash, cash equivalents and restricted cash at beginning of period	6	2
Cash, cash equivalents and restricted cash at end of period	$143	$64

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(34)	$(34)
Cash paid for income taxes, net	(25)	(30)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$41	$31
Inventory transfers to property, plant and equipment	11	5
Allowance for equity funds used during construction	11	7

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2024	Dec. 31, 2023
Assets
Current assets
Cash and cash equivalents	$143	$6
Accounts receivable, net	69	89
Accrued unbilled revenues	58	63
Inventories	28	29
Regulatory assets	23	24
Prepaid taxes	22	28
Prepayments and other	4	6
Total current assets	347	245

Property, plant and equipment, net	3,553	3,237

Other assets
Regulatory assets	172	185
Other	4	3
Total other assets	176	188
Total assets	$4,076	$3,670

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$200
Short-term debt	—	60
Accounts payable	72	64
Accounts payable to affiliates	27	21
Dividends payable to parent	16	25
Regulatory liabilities	48	42
Taxes accrued	15	16
Accrued interest	20	13
Other	28	23
Total current liabilities	226	464

Deferred credits and other liabilities
Deferred income taxes	338	330
Deferred investment tax credits	4	5
Regulatory liabilities	415	407
Customer advances	30	25
Pension and employee benefit obligations	21	27
Other	37	35
Total deferred credits and other liabilities	845	829

Commitments and contingencies
Capitalization
Long-term debt	1,405	1,011
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Sept. 30, 2024 and Dec. 31, 2023, respectively	93	93
Additional paid in capital	1,033	843
Retained earnings	474	430
Total common stockholder's equity	1,600	1,366
Total liabilities and equity	$4,076	$3,670

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2024 and 2023
Balance at June 30, 2023	933,000	$93	$806	$427	$1,326
Net income				31	31
Common dividends declared to parent				(24)	(24)
Contribution of capital by parent			14		14
Balance at Sept. 30, 2023	933,000	$93	$820	$434	$1,347

Balance at June 30, 2024	933,000	$93	$1,026	$460	$1,579
Net income				41	41
Common dividends declared to parent				(27)	(27)
Contribution of capital by parent			7		7
Balance at Sept. 30, 2024	933,000	$93	$1,033	$474	$1,600

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2024 and 2023
Balance at Dec. 31, 2022	933,000	$93	$761	$405	$1,259
Net income				102	102
Common dividends declared to parent				(73)	(73)
Contribution of capital by parent			59		59
Balance at Sept. 30, 2023	933,000	$93	$820	$434	$1,347

Balance at Dec. 31, 2023	933,000	$93	$843	$430	$1,366
Net income				107	107
Common dividends declared to parent				(63)	(63)
Contribution of capital by parent			190		190
Balance at Sept. 30, 2024	933,000	$93	$1,033	$474	$1,600

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2024 and Dec. 31, 2023; the results of NSP-Wisconsin's operations, including the components of net income and changes in stockholder's equity for the three and nine months ended Sept. 30, 2024 and 2023; and NSP-Wisconsin’s cash flows for the nine months ended Sept. 30, 2024 and 2023.
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

3. Selected Balance Sheet Data

(Millions of dollars)	Sept. 30, 2024	Dec. 31, 2023
Accounts receivable, net
Accounts receivable	$76	$98
Less allowance for bad debts	(7)	(9)
Accounts receivable, net	$69	$89

(Millions of dollars)	Sept. 30, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$13	$11
Fuel	9	10
Natural gas	6	8
Total inventories	$28	$29

(Millions of dollars)	Sept. 30, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$4,043	$3,845
Natural gas plant	532	502
Common and other property	296	278
Construction work in progress	382	252
Total property, plant and equipment	5,253	4,877
Less accumulated depreciation	(1,700)	(1,640)
Property, plant and equipment, net	$3,553	$3,237

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

Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$150	$150
Amount outstanding at period end	—	—
Average amount outstanding	—	6
Maximum amount outstanding	—	43
Weighted average interest rate, computed on a daily basis	N/A	4.98%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$150	$150
Amount outstanding at period end	—	60
Average amount outstanding	—	15
Maximum amount outstanding	N/A	93
Weighted average interest rate, computed on a daily basis	N/A	4.85%
Weighted average interest rate at period end	N/A	5.50
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
Other Short-Term Borrowings — Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. as of Sept. 30, 2024 and Dec. 31, 2023.
Long-Term Borrowings
During the nine months ended September 30, 2024, NSP-Wisconsin issued $400 million of 5.65% First Mortgage Bonds due June 15, 2054.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$81	$8	$89
C&I	138	6	144
Other	2	—	2
Total retail	221	14	235
Interchange and other	54	2	56
Total revenue from contracts with customers	275	16	291
Alternative revenue and other	3	1	4
Total revenues	$278	$17	$295

	Three Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$79	$8	$—	$87
C&I	136	5	—	141
Other	2	—	1	3
Total retail	217	13	1	231
Interchange and other	43	1	—	44
Total revenue from contracts with customers	260	14	1	275
Alternative revenue and other	3	1	—	4
Total revenues	$263	$15	$1	$279

	Nine Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$224	$50	$274
C&I	375	36	411
Other	5	—	5
Total retail	604	86	690
Interchange and other	167	4	171
Total revenue from contracts with customers	771	90	861
Alternative revenue and other	9	2	11
Total revenues	$780	$92	$872

	Nine Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$229	$62	$—	$291
C&I	378	48	—	426
Other	6	—	1	7
Total retail	613	110	1	724
Interchange and other	131	2	—	133
Total revenue from contracts with customers	744	112	1	857
Alternative revenue and other	9	4	—	13
Total revenues	$753	$116	$1	$870

6. Income Taxes
Reconciliation between the statutory rate and effective tax rate:

	Nine Months Ended Sept. 30
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	6.2	6.2
Decreases:
Plant regulatory differences (a)	(4.5)	(3.4)
Other, net	(0.2)	(1.1)
Effective income tax rate	22.5%	22.7%
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
Derivative Activities and Fair Value Measurements
NSP-Wisconsin enters into derivative instruments, including forward contracts, futures, swaps and options, to manage risk in connection with changes in utility commodity prices. As of Sept. 30, 2024, the gross notional amount of options for NSP-Wisconsin was immaterial.
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
Recurring Derivative Fair Value Measurements — Changes in the fair value of natural gas commodity derivatives resulted in immaterial net gains for the three and nine months ended Sept. 30, 2024 and 2023, which were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
During the three and nine months ended Sept. 30, 2024 and 2023, an immaterial amount of pre-tax losses were recognized during the period related to option premium amortization.
NSP-Wisconsin had immaterial outstanding derivative assets or liabilities measured at fair value as of Sept. 30, 2024 and Dec. 31, 2023.
Fair Value of Long-Term Debt
As of Sept. 30, 2024, other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2024		Dec. 31, 2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,405	$1,373	$1,211	$1,117
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2024 and Dec. 31, 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2024	2023
(Millions of Dollars)	Pension Benefits
Service cost	$1	$1
Interest cost (a)	1	2
Expected return on plan assets (a)	(2)	(2)
Net periodic benefit cost	—	1
Net benefit cost recognized for financial reporting	$—	$1

	Nine Months Ended Sept. 30
	2024	2023
(Millions of Dollars)	Pension Benefits
Service cost	$3	$3
Interest cost (a)	4	5
Expected return on plan assets (a)	(6)	(6)
Amortization of net loss (a)	1	1
Settlement charge (b)	5	—
Net periodic benefit cost	7	3
Effects of regulation	(2)	—
Net benefit cost recognized for financial reporting	$5	$3
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the nine months ended Sept. 30, 2024, as a result of lump-sum distributions during the 2024 plan year, NSP-Wisconsin recorded a pension settlement charge of $5 million, of which $1 million was recognized in the consolidated statement of income after considering the effects of regulation for the nine months ended Sept. 30, 2024.
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
In May 2024, final amendments to the CCR Rule were published, widening its scope to include legacy CCR surface impoundments at inactive facilities and previously exempt areas where CCR was placed directly on land at CCR-regulated facilities, including areas of beneficial use.
As a requirement of the CCR Rule, utilities must complete facility evaluations and groundwater sampling around their subject landfills, surface impoundments and certain other areas where coal ash was placed on land.
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
Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act. The final rule applies to generation facilities in Wisconsin, as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact NSP-Wisconsin fossil fuel-fired electric generating facilities. Subject facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, NSP-Wisconsin anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms
In June 2024, the U.S. Supreme Court issued an order granting a stay of the final rule. In response, the EPA has communicated intent to issue an administrative stay of the rule nationwide. Depending on the outcomes of the underlying legal challenges, the regulation may become applicable in the future.

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
NSP-Wisconsin's segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues (a)	$278	$263
Net income	43	32
Regulated Natural Gas
Total revenues	$17	$15
Net loss	(4)	(3)
All Other
Total revenues	$—	$1
Net income	$2	$2
Consolidated Total
Total revenues (a)	$295	$279
Net income	41	31
(a)Total revenues include $53 million and $50 million of affiliate electric revenue for the three months ended Sept. 30, 2024 and 2023, respectively.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues (a)	$780	$753
Net income	99	95
Regulated Natural Gas
Operating revenues	$92	$116
Intersegment revenue	—	1
Total revenues	$92	$117
Net income	4	5
All Other
Total revenues	$—	$1
Net income	$4	$2
Consolidated Total
Total revenues (a)	$872	$871
Reconciling eliminations	—	(1)
Total operating revenues	$872	$870
Net income	107	102
(a)Total revenues include $160 million and $151 million of affiliate electric revenue for the nine months ended Sept. 30, 2024 and 2023, respectively.

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

Results of Operations
NSP-Wisconsin's net income was $107 million and $102 million for the nine months ended Sept. 30, 2024 and 2023. Year-to-date earnings reflect the impact of electric infrastructure investment recovery, partially offset by higher depreciation and interest expense.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2024 vs. 2023
Regulatory rate outcomes	$21
Interchange agreement revenue from NSP-Minnesota	10
Recovery of higher electric fuel and purchased power expenses	6
Sales and demand	(7)
Estimated impact of weather	(6)
Other, net	3
Total increase	$27
Natural Gas Revenues
Natural gas revenues vary with changing sales and the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2024 vs. 2023
Recovery of lower cost of natural gas	(24)
Estimated impact of weather	(4)
Regulatory rate outcomes	$4
Total decrease	$(24)
Electric Fuel and Purchased Power (affiliate and non-affiliate) — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas, coal and uranium, seasonality and NSP-Wisconsin's share of integrated NSP System charges through interchange agreement billings. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
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
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization increased $12 million year to date, primarily due to system expansion.
Interest Charges — Interest charges increased $10 million year to date. primarily due to increased long-term debt levels and interest rates.

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
Procedural schedule:
•Rebuttal testimony: Nov. 19, 2024
•Hearing: Dec. 3-5, 2024
A decision is expected in the first half of 2025.
Wisconsin 2025 Stay-Out Proposal — In June 2024, NSP-Wisconsin filed a 2025 stay-out proposal with the PSCW. The filing proposes to offset 2025 revenue deficiencies of $28 million for electric and $3 million for natural gas, by amortizing IRA deferrals, stopping a deferral related to IRA benefits ordered in a previous rate case, and deferring revenue requirement impacts of two natural gas capital projects. NSP-Wisconsin expects to have a PSCW decision by year-end 2024.
NSP System
2022 Upper Midwest IRP Resource Acquisition — NSP-Minnesota and NSP-Wisconsin are actively engaged in multiple processes and proceedings to acquire resources to meet their identified generation resource needs.
•In the second quarter of 2023, NSP-Minnesota initiated the process with the MPUC for acquisition of firm dispatchable resources. In October 2024, a settlement was reached with various parties, pending MPUC approval. See below for more details.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023. NSP-Minnesota expects to file for approval of recommended projects by the fourth quarter of 2024.
•In 2024, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System, including reutilization of the interconnection rights associated with the retiring Sherco coal units, and 650 MW of solar and storage resources to specifically reutilize the interconnection rights associated with the retiring King coal unit. Bids are currently under evaluation; NSP-Minnesota and NSP-Wisconsin expect to announce short listed projects in December 2024 and plan to file for the requisite approvals of the selected resources with the MPUC and PSCW, respectively, in the second quarter of 2025.
2024 Upper Midwest Resource Plan — In February 2024, NSP filed its Upper Midwest Resource Plan with the MPUC. In October 2024, NSP-Minnesota filed a settlement with several parties reaching agreement on the targeted resource additions for the 5-year Action Plan and the process under which those resources will be secured, as well as the proposed projects to be approved in the pending 800 MW firm dispatchable resource acquisition.
NSP-Minnesota anticipates a MPUC decision in 2025 and will file a RFP for remaining resource needs upon approval. The settlement included the following key items:
•The selection of the company-owned 420 MW Lyon County combustion turbine.
•The selection of the company-owned 300 MW 4-hour Sherco battery energy storage system.
•Multiple PPAs to proceed to the negotiation stage.
•3,200 MW of wind, 400 MW of solar and 600 MW of stand-alone storage to be added through 2030 based on an RFP process (a portion of which is expected to be fulfilled with the resources acquired as part of the June and July 2024 RFPs). Of these amounts, approximately 2,800 MW of wind are projected to utilize the Minnesota Energy Connection transmission line.
•Planned life extensions of the Prairie Island and Monticello nuclear plants through the early 2050s.
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
Large global demand for energy-related infrastructure (renewables and gas generation, data centers, etc.) has stretched equipment supply chains, extended delivery dates and increased prices for items like combustion turbines, transformers and other large electrical equipment. The labor market for skilled engineering and construction resources to build renewables and gas generation has also been strained, impacting cost and availability.

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
In June 2024, the EPA finalized a rule that designated certain PFAS as hazardous substances under CERCLA. In July 2024, the EPA finalized another rule that set enforceable drinking water standards for certain PFAS.
Potential costs for these rules and any additional proposed regulations related to PFAS are uncertain and will be determined on a site specific basis where applicable. If costs are incurred, NSP-Wisconsin believes the costs will be recoverable through rates based on prior state commission practices.

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

Northern States Power Company (a Wisconsin corporation)

10/31/2024	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)