Form 10-K
period 2024-12-31
NORTHERN STATES POWER CO /WI/
filed 2025-02-27
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

001-03140
(Commission File Number)

Northern States Power Company
(Exact name of registrant as specified in its charter)

Wisconsin			39-0508315
(State or Jurisdiction or Incorporation or Organization)			(IRS Employer Identification No.)
1414 West Hamilton Avenue	Eau Claire	Wisconsin	54701
(Address of Principal Executive Offices)			(Zip Code)

(715)	737-1356
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 27, 2025, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 8, 2025. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOE	United States Department of Energy
DOT	Department of Transportation
EPA	United States Environmental Protection Agency
FASB	Financial accounting standards board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
NERC	North American Electric Reliability Corporation
NIST	National Institute of Standards and Technology
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASU	Accounting standards update
C&I	Commercial and industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act

CFO	Chief financial officer
CO2	Carbon dioxide
CWIP	Construction work in progress
DSM	Demand side management
EMANI	European Mutual Association for Nuclear Insurance
ETR	Effective tax rate
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
INPO	Institute of Nuclear Power Operations
IRA	Inflation Reduction Act
ISO	Independent system operator
ITC	Investment tax credit
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
O&M	Operating and maintenance
ONES	Operations, Nuclear, Environmental and Safety
PFAS	Per- and polyfluoroalkyl substances
Post-65	Post-Medicare
PPA	Purchased power agreement
Pre-65	Pre-Medicare
PTC	Production tax credit
RDF	Refuse-derived fuel
REC	Renewable energy credit
ROE	Return on equity
RTO	Regional transmission organization
SERP	Supplemental executive retirement plan
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2024 (including risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

Overview

Electric customers	0.3 million
NSP-Wisconsin was incorporated in 1901 under the laws of Wisconsin. NSP-Wisconsin conducts business in Wisconsin and Michigan and generates, purchases, transmits, distributes and sells electricity. NSP-Minnesota and NSP-Wisconsin electric operations are managed on the NSP System. NSP-Wisconsin also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas.

Natural gas customers	0.1 million
Total assets	$4.1 billion
Rate Base (estimated)	$2.7 billion
GAAP ROE	8.98%
Electric generating capacity (owned)	500 MW
Gas storage capacity	4.3 Bcf
Electric transmission lines (conductor miles)	12,000 miles
Electric distribution lines (conductor miles)	28,000 miles
Natural gas transmission lines	3 miles
Natural gas distribution lines	3,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. NSP-Wisconsin had electric sales volume of 6,724 (millions of KWh), 0.3 million customers and electric revenues of $995 million for 2024.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	28%	85%	28%
C&I	72	15	47
Other	<1	<1	25

Retail Sales/Revenue Statistics (a)

	2024		2023
KWh sales per retail customer	24,661		25,536
Revenue per retail customer	$2,780		$2,967
Residential revenue per KWh	15.05	¢	15.35	¢
C&I revenue per KWh	9.71	¢	10.06	¢
Total retail revenue per KWh	11.27	¢	11.62	¢
(a)See Note 6 to the consolidated financial statements for further information.

Owned and Purchased Energy Generation — 2024
Electric Energy Sources - NSP System
Total electric energy generation by source for the year ended Dec. 31:

2024 Energy Mix – NSP System

64%
carbon free
Coal 10%
Natural Gas 26%
Nuclear 23%
Wind 29%
Solar 4%
Other Renewable 7%
Other 1%
Million Tons Carbon Dioxide Emissions
100
80
60
40
20
0
61%
REDUCTION
28.1
10.9
2005
2024

Carbon–Free
The NSP System’s carbon–free energy portfolio includes nuclear, wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. Carbon–free percentages will vary year over year based on system additions, commodity costs, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Wind
Wind capacity is shown as net maximum capacity. Net maximum capacity is attainable only when wind conditions are sufficiently available.
Owned — Owned and operated wind farms with corresponding capacity:

2024		2023
Wind Farms	Capacity (MW)	Wind Farms	Capacity (MW)
17	2,445	17	2,444
PPAs — Number of PPAs with capacity range:

2024		2023
PPAs	Range (MW)	PPAs	Range (MW)
116	1 — 206	120	1 — 206
Current contracted wind capacity for PPAs was 2,061 MW and 2,066 MW in 2024 and 2023, respectively.
In 2024, the average cost of wind energy was $7 per MWh for owned generation and $32 per MWh under existing PPAs. In 2023, the average cost of wind energy was $7 per MWh for owned generation and $33 per MWh under existing PPAs. The cost of owned wind includes the impact of PTCs.
The NSP System currently has 350 MW of approved owned wind repowering projects under development, estimated to be completed in 2025.
Additionally, the NSP System anticipates 3,200 MW to be placed in service by 2030, as part of the recently approved Upper Midwest Resource Plan. The RFP process will start in 2025.
Solar
Owned — Owned and operated solar projects with corresponding capacity:

2024		2023
Solar Projects (a)	Capacity (MW)	Solar Projects	Capacity (MW)
1	223	—	—
(a)NSP-Minnesota placed in service Sherco Solar 1 in the fourth quarter of 2024. Average cost per MWh will be available after a full year of operations.
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	1,461
Utility-Scale	349
Total	1,810
The average cost of solar energy under existing distributed and utility-scale generation PPAs was $100 per MWh and $90 per MWh in 2024 and 2023, respectively.
Solar Development — The NSP System currently has 500 MW of owned solar approved at the Sherco site, which are expected to be placed in service in 2025 and 2026. Additionally, various PPAs totaling approximately 105 MW are expected to be completed throughout 2025. Incremental to this amount is 400 MW anticipated as part of the Upper Midwest Resource Plan, to be placed in service by 2030.
Nuclear
The NSP System has two nuclear plants (owned by NSP-Minnesota) with approximately 1,700 MW of total 2024 net summer dependable capacity that safely and reliably generates carbon free electricity for the NSP System. NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. NSP-Minnesota uses varying contract lengths as well as multiple producers for uranium concentrates, conversion services and enrichment services to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost — Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Nuclear
	Cost	Percent
2024	$0.83	43%
2023	0.76	50
Other
The NSP System’s other carbon-free energy portfolio includes hydro from owned generating facilities.

The NSP System anticipates development of approximately 300 MW of storage capacity at the Sherco site, expected to be placed in service in 2027. Additionally, 600 MW of stand-alone storage are expected to be added as part of the Upper Midwest Resource Plan, to be placed in service by 2030.
See Item 2 — Properties for further information.
Fossil Fuel
The NSP System’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
The NSP System owns and operates coal units with approximately 1,700 MW of total capacity, which provided 10% of NSP System’s energy mix in 2024. All of these units are approved for retirement by 2030.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2026	Sherco 1	680
2028	A.S. King	511
2030	Sherco 3	517	(a)
(a)Based on the NSP System’s ownership percentage.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Coal (a)
	Cost	Percent
2024	$2.24	22%
2023	$2.43	29%
(a)Includes RDF and wood for the NSP System.
Natural Gas
The NSP System has seven natural gas plants with approximately 2,800 MW of total capacity, which provided 26% of NSP System’s energy mix in 2024.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Natural Gas
	Cost	Percent
2024	$1.94	35%
2023	3.91	21
The NSP System anticipates the development of 700 MW of company owned natural gas generation expected to be placed in service between 2025 - 2028.
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

2024		2023
MW	Date	MW	Date
8,822	Aug. 26	9,231	Aug. 23
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
See Item 2 — Properties for further information.

Natural Gas Operations

Natural gas operations consist of purchase, transportation, and distribution of natural gas to end-use residential, C&I and transport customers. NSP-Wisconsin had natural gas deliveries of 19,409 (thousands of MMBtu), 0.1 million customers and natural gas revenues of $135 million for 2024.

Natural Gas (percentage of total)	Deliveries	Number of Customers	Revenues
Residential	33%	89%	54%
C&I	40	11	40
Transportation and other	27	<1	6
Sales/Revenue Statistics (a)

	2024	2023
MMBtu sales per retail customer	115	125
Revenue per retail customer	$1,030	$1,212
Residential revenue per MMBtu	11.4	12.04
C&I revenue per MMBtu	7.00	7.70
Transportation and other revenue per MMBtu	1.13	0.65
(a)See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible.
Maximum daily output (firm and interruptible) and occurrence date:

2024		2023
MMBtu	Date	MMBtu	Date
163,246	Jan.17	158,029	Jan. 30
Natural Gas Supply and Cost
NSP-Wisconsin seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility and decreases interruption, financial risks and customer rates. In addition, NSP-Wisconsin conducts natural gas price hedging activities approved by its states’ commissions.

Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2024	2023
$3.77	$5.26
NSP-Wisconsin has natural gas supply transportation and storage agreements that include obligations for purchase and/or delivery of specified volumes or to make payments in lieu of delivery.

General
General Economic Conditions
Economic conditions may have a material impact on NSP-Wisconsin’s operating results. Management cannot predict the impact of fluctuating energy or commodity prices, pandemics, terrorist activity, war or the threat of war. We could experience a material impact to our results of operations, future growth or ability to raise capital resulting from a sustained general slowdown in economic growth or a significant increase in interest rates or inflation.
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
Emerging Contaminants of Concern
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. Xcel Energy does not manufacture PFAS, but because PFAS are so ubiquitous in products and the environment, it may impact our operations.

In June 2024, the EPA finalized a rule that designated certain PFAS as hazardous substances under CERCLA. In July 2024, the EPA finalized another rule that set enforceable drinking water standards for certain PFAS.
Potential costs for these rules and any additional proposed regulations related to PFAS are uncertain and will be determined on a site-specific basis where applicable. If costs are incurred, NSP -Wisconsin believes the costs will be recoverable through rates based on prior state commission practices.
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

Employees
As of Dec. 31, 2024, NSP-Wisconsin had 549 full-time employees and 14 part-time employees, of which 413 were covered under collective-bargaining agreements.

ITEM 1A — RISK FACTORS
Xcel Energy, which includes NSP-Wisconsin, is subject to a variety of risks, many of which are beyond our control. Risks that may adversely affect the business, financial condition, results of operations or cash flows are described below. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated. These risks should be carefully considered together with the other information set forth in this report and future reports that NSP-Wisconsin files with the SEC.
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
These risks could result in loss of life, significant property damage, environmental pollution, impairment of our operations and substantial financial losses to customers, the public, employees or third-party contractors. We maintain insurance against most, but not all, of these risks and losses. The occurrence of these events, if not fully covered by insurance, could have a material effect on our financial condition, results of operations and cash flows as well as potential reputational impact.

Other uncertainties and risks inherent in operating and maintaining NSP-Wisconsin's facilities include, but are not limited to:
•Risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned.
•Failures in the availability, acquisition or transportation of fuel or other supplies.
•Impact of adverse weather conditions and natural disasters, including, wildfires, tornadoes, avalanches, icing events, floods, high winds, droughts and the availability or changes to wind patterns.
•Performance below expected or contracted levels of output or efficiency.
•Availability of replacement or new equipment.
•Availability of adequate water resources and ability to satisfy water intake and discharge requirements.
•Inability to identify, manage properly or mitigate equipment defects.
•Use of new or unproven technology.
•Inability to use information effectively given the rapidly increasing volume of data.
•Risks associated with dependence on a specific type of fuel or fuel source, such as commodity price risk, availability of adequate fuel supply and transportation and lack of available alternative fuel sources.
•Increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes.
•Increased costs due to aging infrastructure.
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
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. New data centers and crypto mining facilities could generate significant increase in demand. Higher electric demand may require us to adopt new technologies and make significant generation, transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
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
Climate change can create physical and financial risk. Physical risks include changes in weather conditions and extreme weather events. Our customers’ energy needs vary with weather. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease. Increased energy use due to weather changes over the long-term may require us to invest in generating assets, transmission and infrastructure. Decreased energy use due to weather changes may result in decreased revenues.
Severe weather impacts our service territories, primarily when thunderstorms, flooding, tornadoes, wildfires, snow, ice storms or extreme temperatures (high heating/cooling days) occur. Extreme weather conditions in general require system backup and can contribute to increased system stress, including service interruptions. Extreme weather conditions creating high energy demand may raise electricity prices, increasing the cost of energy we provide to our customers.

To the extent the frequency of extreme weather events increases, this could increase our cost of providing service and result in more frequent service interruptions. Periods of extreme temperatures could also impact our ability to meet demand.
Drought or water depletion could adversely impact our ability to provide electricity to customers, cause early retirement of power plants that require water or increase the cost for energy.
Adverse events may result in increased insurance costs and/or decreased insurance availability. We may not recover all costs related to mitigating these physical and financial risks.
Our utilities have physical and financial risks associated with wildfires.
In recent years, wildfires have impacted the utility industry. More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other factors have increased the duration of the wildfire season and the potential impact of an event. Also, the expansion of the wildland urban interface increases the wildfire risk to surrounding communities and NSP-Wisconsin's electric and natural gas infrastructure. Wildfires could jeopardize NSP-Wisconsin’s electric and gas infrastructure and third-party property and result in temporary power outages or shortages in our service territories.
We have programs in place to mitigate the physical and financial risks associated with wildfires; however, NSP-Wisconsin’s wildfire mitigation initiatives may not be successful or effective in preventing or reducing wildfire-related losses. Wildfires can occur even when NSP-Wisconsin follows its procedures and implements its wildfire mitigation initiatives.
Other potential risks associated with wildfires and other climate events include the inability to secure sufficient insurance coverage, increased costs of insurance, or ability for insurers to meet their obligations, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
While we carry liability insurance, given an extreme event, if NSP-Wisconsin was found to be liable for wildfire damages, amounts could potentially exceed our coverage and negatively impact our results of operations, financial condition or cash flows.
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
We rely on third-party contractors to perform operations, maintenance and construction work. Our contractual arrangements with these contractors typically include performance and safety standards, progress payments, insurance requirements and security for performance. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, regulatory recovery and our reputation and could introduce financial risk or risks of fines.

Our employees, directors, third-party contractors, or suppliers may violate or be perceived to violate our Codes of Conduct, which could have an adverse effect on our reputation.
We are exposed to risk of employee or third-party contractor fraud or misconduct. All employees and members of the Board of Directors are subject to compliance with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to compliance with our Supplier Code of Conduct. NSP-Wisconsin does not tolerate discrimination, violations of our Code of Conduct or other unacceptable behaviors. However, it is not always possible to identify and deter misconduct by employees and other third-parties, which may result in governmental investigations, other actions or lawsuits. If such actions are taken against us, we may suffer loss of reputation and such actions could have a material effect on our financial condition, results of operations and cash flows.
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
Financial Risks
Our profitability depends on our ability to recover costs, and changes in regulation may impair our ability to recover costs from our customers.
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
Higher than expected inflation, shortages of skilled labor, tariffs or federal policies may increase costs of construction and operations. Also, rising fuel costs could increase prices to consumers, all of which could increase the risk that we will not be able to fully recover their costs from our customers.
Adverse regulatory rulings (including changes in recovery mechanisms) or the imposition of additional regulations could negatively impact our results of operations, financial condition or cash flows.
Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.
Our credit ratings are subject to change, and our credit ratings may be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, use of historic test years, elimination of riders or interim rates, increasing depreciation lives, lower returns on equity, changes to equity ratios, impacts of tax policy and unfavorable litigation outcomes may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
Any credit ratings downgrade could lead to higher borrowing costs or lower proceeds from equity issuances. It could also impact our ability to access capital markets. Also, we may enter into contracts that require posting of collateral or settlement if credit ratings fall below investment grade. The credit rating agencies may change their assessment or our regulatory or business risk, such as with the increase of climate events, which could negatively impact our credit ratings.
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
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in our cash flows and liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the overall economy and unemployment rates.
Credit risk also includes the risk that counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected, and we may incur losses. This could be particularly impactful for long-lead time equipment contracts that require significant deposits and milestone payments, for items that may be difficult to procure elsewhere in the event of non-performance.
We may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., MISO), in which any credit losses are socialized to all market participants.
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
As of Dec. 31, 2024, Xcel Energy Inc. and its utility subsidiaries had approximately $27.3 billion of long-term debt and $1.8 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions. Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.
Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2024, Xcel Energy had the following guarantees outstanding:
•$951 million for performance and payment of Capital Services, LLC contracts for wind and solar generating equipment, with immaterial exposure.
•$29 million for performance on operating lease agreements, with $29 million of exposure.
•$93 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
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
Also, the payout of a significant percentage of pension plan liabilities in a single year, due to high numbers of retirements or employees leaving NSP-Wisconsin, would trigger settlement accounting and could require NSP-Wisconsin to recognize incremental pension expense related to unrecognized plan losses in the year liabilities are paid. Changes in industry standards utilized in key assumptions (e.g., mortality tables) could have a significant impact on future obligations and benefit costs.
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
NSP-Wisconsin collects estimated federal, state and local tax payments through their regulated rates. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Tax depreciable lives and the value/availability of various tax credits or the timeliness of their utilization may impact the economics or selection of resources. If tax rates are increased, there could be timing delays before regulated rates provide for recovery of such tax increases in revenues. In addition, certain IRS tax policies such as tax normalization may impact our ability to economically deliver certain types of resources relative to market prices. Changes to the availability of tax credit transferability could impact our cash flows and the cost of certain types of resources.
Macroeconomic Risks
Economic conditions impact our business.
Our operations are affected by economic conditions, which correlates to customers/sales growth (decline). Economic conditions may be impacted by recessionary factors, rising interest rates, inflation, the impacts of federal policy and insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay their bills which could lead to additional bad debt expense.
Additionally, NSP-Wisconsin faces competitive factors, which could have an adverse impact on our financial condition, results of operations and cash flows. Further, worldwide economic activity impacts the demand for basic commodities necessary for utility infrastructure, which may inhibit our ability to acquire sufficient supplies. We operate in a capital-intensive industry and federal trade policy could significantly impact the cost of materials we use. There may be delays before these additional material costs can be recovered in rates.
The oil and gas industry represents our largest C&I customer base. Oil and natural gas prices are sensitive to market risk factors which may impact demand.
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
Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets as well as information processed in our systems (e.g., information regarding our customers, employees, operations, infrastructure and assets) could be affected by cybersecurity incidents, including those caused by human error.
The utility industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cybersecurity incidents from international activist organizations, other countries and individuals. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack affecting us or our vendors has had a material impact on our business or results of operations.
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
In 2015, the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2º Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5º Celsius. Although the United States has withdrawn from the Paris Agreement, many states and localities continue to pursue their own climate policies which could result in future additional GHG reductions.
The steps NSP-Wisconsin has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation and retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies.
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
We are subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings. It could have a material effect on our results of operations, financial condition or cash flows if our regulators do not allow us to recover the cost of capital investment or O&M costs incurred to comply with the requirements. Additionally, the impact of environmental laws and regulations may impact the economic health of consumers through higher prices of energy and purchased goods.
While we establish strategies and expectations related to climate change and other environmental matters, our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.
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
The Company has a security risk program in place to identify, assess, manage and report material risks from cybersecurity incidents. As a utility provider, Xcel Energy complies with reliability standards imposed by NERC, including critical infrastructure protection standards related to both cybersecurity and physical security. These standards imposed by NERC, in alignment with the NIST Cybersecurity Framework, are the basis for which Xcel Energy has designed the cybersecurity control framework within its security risk program.
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

Xcel Energy’s cybersecurity policies, standards, practices, annual cybersecurity training content and readiness are regularly assessed by third-party consultants. These partners are engaged to perform independent penetration testing and other security related services to assist in the prevention, detection, monitoring, mitigation and remediation of cybersecurity incidents and risks. The results of these assessments are communicated to management and the Board of Directors by the Chief Security Officer.
Xcel Energy employs a comprehensive risk based approach to assess the magnitude and significance of a vendor’s risk to the Company. Certain third-party service providers are subject to vendor security risk assessments at the time of integration, contract execution/renewal, and upon detection of any increase in risk profile. Xcel Energy uses a variety of inputs in such risk assessments, including information supplied by providers and third parties (including information analysis centers that share daily threat intelligence and improve organizational agility associated with management of cybersecurity risks). In addition, the Company requires certain third-party service providers to meet appropriate security requirements, controls and responsibilities. The Company deploys periodic monitoring activities to assess compliance with our cybersecurity control framework and investigates security incidents that have impacted our third-party service providers as appropriate.
Management has assigned responsibility for the security risk program to the Chief Security Officer who has multiple years of experience in the Defense Industrial Base. The Chief Security Officer is informed about and monitors prevention, detection, mitigation and remediation efforts through a team of security professionals, many of whom are Certified Information Systems Security Professionals, Certified Information Security Managers or have received other cybersecurity certifications. The team has extensive experience selecting, deploying and operating cybersecurity technologies, initiatives and processes that aid in preventing, remediating and mitigating known and unknown security threats.
The Chief Security Officer or members of management brief the Board on routine and regular cybersecurity risk and threat updates, typically on an annual basis. In the event of a significant threat or incident, management and the Chief Security Officer leverage Xcel Energy’s incident response processes to assess impacts and resolve incidents. When a significant cybersecurity incident occurs, management communicates with the Board of Directors and relevant committees.
The Board of Directors oversees the risks associated with cybersecurity and the physical security of our assets, with information security matters being discussed at board meetings as well as at the ONES and Audit Committee meetings throughout the year.
While the ONES Committee has primary committee responsibility for cybersecurity due to the operational issues involved, the Board of Directors has determined that the topic is of sufficient importance to warrant this comprehensive oversight approach. Augmenting such oversight efforts, the enterprise has the ability to notify and update the Board of Directors in the event of a possible crisis situation.
Cybersecurity risks are a part of Xcel Energy’s normal course of business. To date, no cybersecurity incident or attack affecting us or our vendors has had a material impact on our business or results of operations. As of Feb. 27, 2025, there have been no material cybersecurity incidents to report.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2024	Fuel	Installed	MW (a)
Steam:
Bay Front-Ashland, WI, 2 Units	Wood/Natural Gas	1948 - 1956	41
French Island-La Crosse, WI, 2 Units	Wood/RDF	1940 - 1948	16	(b)
Combustion Turbine:
French Island-La Crosse, WI, 2 Units	Oil	1974	119
Wheaton-Eau Claire, WI, 4 Units	Natural Gas/Oil	1973	189	(c)
Hydro:
Various locations, 62 Units	Hydro	Various	135
		Total	500
(a)Summer 2024 net dependable capacity.
(b)RDF is made from municipal solid waste.
(c)Retired unit in 2024.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2024:

Conductor Miles
Transmission
345 KV	3,019
161 KV	1,817
115 KV	1,835
Less than 115 KV	5,324
Total Transmission	11,995
Distribution
Less than 115 KV	28,293
Total	40,288
NSP-Wisconsin had 201 electric utility transmission and distribution substations at Dec. 31, 2024.
Natural gas utility mains at Dec. 31, 2024:

Miles
Transmission	3
Distribution	2,610

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
The dividends declared during 2024 and 2023 were as follows:

(Millions of Dollars)	2024	2023
First quarter	$18	$24
Second quarter	18	25
Third quarter	27	24
Fourth quarter	23	38

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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

(Millions of Dollars)	2024	2023
GAAP net income	$134	$136
Workforce reduction expenses	—	5
Less: tax effect of adjustment	—	(1)
Ongoing earnings	$134	$140
Workforce Reduction — In 2023, Xcel Energy implemented workforce actions to align resources and investments with our evolving business and customer needs and streamline the organization for long-term success. Xcel Energy initiated a voluntary retirement program, under which approximately 400 eligible non-bargaining employees retired. Xcel Energy also eliminated approximately 150 non-bargaining employees through an involuntary severance program.
Total Xcel Energy workforce reduction expenses of $72 million were recorded in the fourth quarter of 2023, of which $5 million was attributable to NSP-Wisconsin. Given the non-recurring nature of this item, it has been excluded from ongoing earnings.

Results of Operations
2024 Comparison with 2023
NSP-Wisconsin’s GAAP net income was $134 million for 2024 compared with $136 million for 2023. Ongoing net income was $134 million for 2024 compared with $140 million for 2023. The decrease in ongoing earnings was primarily a result of higher depreciation and interest charges.
Electric Revenues
Electric revenues are impacted by changing sales, fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality.

(Millions of Dollars)	2024 vs. 2023
Nuclear PTC deferral	$(40)
Sales and demand	(7)
Estimated impact of weather	(6)
Interchange agreement billings	11
Regulatory rate outcomes	8
Recovery of higher cost of electric fuel and purchased power	3
Other, net	7
Total decrease	$(24)

Natural Gas Revenues
Natural gas revenues vary with changing sales and the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	2024 vs. 2023
Recovery of lower natural gas costs	$(23)
Estimated impact of weather	(3)
Regulatory rate outcomes	5
Other, net	(1)
Total decrease	$(22)
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
Electric fuel and purchased power expenses decreased $25 million in 2024. The decrease is primarily due to the impact of the nuclear PTC benefits on interchange agreement billings from NSP-Minnesota.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $25 million in 2024. The decrease is primarily due to lower commodity prices and decreased volumes.
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization increased $16 million for 2024 compared with 2023, primarily due to system expansion.
Interest Charges — Interest charges increased $14 million for 2024, largely due to increased long-term debt levels and interest rates.

Public Utility Regulation
The FERC and various state and local regulatory commissions regulate NSP-Wisconsin. NSP-Wisconsin is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric and natural gas distribution companies in Wisconsin and Michigan.
Rates are designed to recover plant investment, operating costs and an allowed return on investment. NSP-Wisconsin requests changes in utility rates through commission filings. Changes in operating costs can affect NSP-Wisconsin’s financial results, depending on the timing of rate cases and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and DSM efforts, and the cost of capital.
In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact NSP-Wisconsin’s results of operations and credit quality.
See Rate Matters and Other within Note 12 to the consolidated financial statements for further information.
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
Wisconsin Energy Efficiency Program
The primary energy efficiency program is funded by the utilities but operated by independent contractors subject to oversight by the PSCW and utilities. NSP-Wisconsin recovers these costs from customers.

Pending Regulatory Proceedings
Michigan Electric Rate Case — In July 2024, NSP-Wisconsin filed a Michigan electric rate case with the MPSC. In December 2024, the MPSC approved NSP-Wisconsin’s settlement agreement. The settlement order includes an electric rate increase of $1.75 million in 2025 and a step increase of $0.55 million in 2026, based on a ROE of 9.8% and an equity ratio of 50%.
Wisconsin 2025 Stay-Out Proposal — In June 2024, NSP-Wisconsin filed a 2025 stay-out proposal with the PSCW. In December 2024, the PSCW approved NSP-Wisconsin’s filing, which offsets $27 million in electric deficiencies and $3 million in natural gas deficiencies by amortizing IRA deferrals, stopping a deferral related to IRA benefits ordered in a previous rate case, and deferring revenue requirement impacts of two natural gas capital projects.

Excess Liability Insurance Deferral – In February 2025, NSP-Wisconsin filed a request with the PSCW for deferred accounting treatment for excess liability insurance expense of $9.6 million incurred as a result of the October 2024 policy renewal. A PSCW decision is expected in the third quarter of 2025.
NSP System
Pending and Recently Concluded Regulatory Proceedings
Resource Acquisition — In February 2024, NSP filed its Upper Midwest Resource Plan with the MPUC. In October 2024, NSP-Minnesota filed a settlement with several parties reaching agreement on the resource plan, as well as the proposed projects to be approved in the pending 800 MW firm dispatchable resource acquisition.
In February 2025, the MPUC verbally approved the terms of the settlement agreement, including:
•The selection of the company owned 420 MW Lyon County combustion turbine.
•The selection of the company owned 300 MW 4-hour Sherco battery energy storage system.
•Multiple PPAs to proceed to the negotiation stage.
•The addition of 3,200 MW of wind, 400 MW of solar and 600 MW of stand-alone storage to be added through 2030 based on an RFP process (a portion of which is expected to be fulfilled with the resources acquired as part of the 2024 RFPs). Of these amounts, approximately 2,800 MW of wind are projected to utilize the Minnesota Energy Connection transmission line.
•Planned life extensions of the Prairie Island and Monticello nuclear plants through the early 2050s.
Additionally, the MPUC approved life extensions of the Red Wing and Mankato RDF plants to 2037 and ordered NSP-Minnesota to file a proposed tariff for customers with super-large load, largely data centers, by July 15, 2025.
NSP-Minnesota will file additional RFPs for approved resource needs beginning in late 2025 or early 2026.
NSP-Minnesota and NSP-Wisconsin are actively engaged in multiple processes and proceedings to acquire resources to meet their identified generation resource needs.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023. NSP-Minnesota expects to file for approval of recommended projects in summer 2025.
•In 2024, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System, including reutilization of the interconnection rights associated with the retiring Sherco coal units, and 650 MW of solar and storage resources to specifically reutilize the interconnection rights associated with the retiring King coal unit. Bids are currently under evaluation; NSP-Minnesota and NSP-Wisconsin announced the short-listed projects in January 2025 and plan to file for the requisite approvals of the selected resources with the MPUC and PSCW, respectively, in the second half of 2025.
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

Other
Supply Chain
NSP-Wisconsin’s ability to meet customer energy requirements, growing customer demand, respond to storm-related disruptions, and execute our capital expenditure program are dependent on maintaining an efficient supply chain.
Large global demand for energy-related infrastructure has stretched equipment supply chains, extended delivery dates and increased prices for items like combustion turbines, transformers and other large electrical equipment. The labor market for skilled engineering and construction resources to build renewables and gas generation has also been strained, impacting cost and availability.
In addition, manufacturing processes have experienced disruptions related to the scarcity of certain raw materials and interruptions in production and shipping. The impact of inflationary pressures, geopolitical events and federal policies have exacerbated the situation. NSP-Wisconsin continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers and key vendor partners, increasing procurement lead times, modifying design standards, and adjusting the timing of work.
Tariffs and Trade Complaints
In May 2024, the U.S. Department of Commerce announced the initiation of anti-dumping and countervailing duty investigations of CSPV cells from Cambodia, Malaysia, Thailand and Vietnam, whether or not assembled into modules.
In October 2024, the U.S. Department of Commerce announced its preliminary determination in the countervailing duty circumvention investigation, which is not expected to impact NSP System projects. In November 2024, the U.S. Department of Commerce concluded that dumping had occurred and the impact to Xcel Energy is still being evaluated.
In May 2024, the White House imposed a new 25% tariff on Lithium-Ion storage along with other trade measures. The tariff went into immediate effect for EV batteries but has a grace period until January 2026 for stationary energy storage applications.
In January of 2025, the U.S. International Trade Commission made an affirmative determination in the preliminary phase of the anti-dumping and countervailing duty investigations concerning Active Anode Material, a component of lithium-ion batteries, from China. This case will be reviewed by the U.S. Department of Commerce and the International Trade Commission over the course of 2025.
In early 2025, several executive orders were issued, some of which impose new tariffs on certain imports, which may impact our procurement activities.

NSP-Wisconsin continues to assess the impacts of these tariffs, trade complaints and federal policies on its business, including company owned projects and PPAs. NSP-Wisconsin may seek regulatory relief for tariffs, if required, in its jurisdictions.
Further policy actions, or other restrictions on solar and storage imports, disruptions in imports from key suppliers, or any new trade complaint could impact project timelines and costs of various generation projects and PPAs.
Excess Liability Insurance Coverage
NSP-Wisconsin maintains excess liability coverage, which is intended to insure against liability to third parties. During 2024, Xcel Energy had approximately $600 million of excess liability coverage; including $520 million of wildfire coverage with an annual premium assigned to NSP-Wisconsin of approximately $3 million. Examples of claims paid under this policy include property damage or bodily injury to members of the public caused by NSP-Wisconsin’s employees, equipment or facilities. The increased wildfire liability risk and claims are driving a significant increase of premiums and reductions in insurance coverage in the excess liability markets. In October 2024, Xcel Energy renewed its excess liability coverage and now has $450 million of total coverage, including $450 million of wildfire coverage for NSP-Wisconsin. The annual premium for this excess liability insurance assigned to NSP-Wisconsin is approximately $12 million. In February 2025, NSP-Wisconsin filed a request with the PSCW seeking recovery of these increased costs.

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
Distress in the financial markets may impact counterparty risk and the fair value of the securities in the pension fund. Derivative activity was not material for the years ended Dec. 31, 2024 and 2023.
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
NSP-Wisconsin management assessed the effectiveness of NSP-Wisconsin’s internal control over financial reporting as of Dec. 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2024, NSP-Wisconsin’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 27, 2025	Feb. 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Northern States Power Company, a Wisconsin corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company, a Wisconsin corporation, and subsidiaries (the "Company"), as of December 31, 2024 and 2023, the related consolidated statements of income, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and requirements to refund amounts to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
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
February 27, 2025

We have served as the Company’s auditor since 2002.

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2024	2023	2022
Operating revenues
Electric, non-affiliates	$779	$815	$800
Electric, affiliates	216	204	202
Natural gas	135	157	198
Other	1	1	1
Total operating revenues	1,131	1,177	1,201

Operating expenses
Electric fuel and purchased power, non-affiliates	13	14	17
Purchased power, affiliates	384	408	446
Cost of natural gas sold and transported	55	80	116
Operating and maintenance expenses	230	239	223
Conservation program expenses	12	13	13
Depreciation and amortization	186	170	158
Taxes (other than income taxes)	35	34	31
Workforce reduction expenses	—	5	—
Total operating expenses	915	963	1,004

Operating income	216	214	197

Other income (expense), net	3	2	(2)
Allowance for funds used during construction — equity	16	10	7

Interest charges and financing costs
Interest charges and other financing costs	68	54	45
Allowance for funds used during construction — debt	(7)	(4)	(3)
Total interest charges and financing costs	61	50	42

Income before income taxes	174	176	160
Income tax expense	40	40	35
Net income	$134	$136	$125

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2024	2023	2022
Operating activities
Net income	$134	$136	$125
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	189	173	159
Deferred income taxes	—	(12)	(2)
Allowance for equity funds used during construction	(16)	(10)	(7)
Provision for bad debts	2	4	4
Changes in operating assets and liabilities:
Accounts receivable	(27)	(4)	(13)
Accrued unbilled revenues	2	11	(5)
Inventories	(12)	(6)	(14)
Other current assets	(7)	21	(20)
Accounts payable	(2)	(6)	5
Net regulatory assets and liabilities	25	44	18
Other current liabilities	3	2	16
Pension and other employee benefit obligations	(8)	—	(4)
Other, net	2	4	(5)
Net cash provided by operating activities	285	357	257

Investing activities
Capital/construction expenditures	(550)	(456)	(353)
Investments in utility money pool arrangement	(15)	(153)	(100)
Repayments from money pool arrangement	—	153	100
Net cash used in investing activities	(565)	(456)	(353)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(25)	13	(35)
Borrowings under money pool arrangement	170	163	591
Repayments under money pool arrangement	(170)	(163)	(591)
Proceeds from issuance of long-term debt	394	124	99
Repayments of long-term debt	(200)	—	—
Capital contributions from parent	211	75	114
Dividends paid to parent	(98)	(109)	(91)
Net cash provided by financing activities	282	103	87

Net change in cash, cash equivalents and restricted cash	2	4	(9)
Cash, cash equivalents and restricted cash at beginning of period	6	2	11
Cash, cash equivalents and restricted cash at end of period	$8	$6	$2

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(55)	$(47)	$(39)
Cash paid for income taxes, net	(36)	(40)	(32)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$36	$31	$54
Inventory transfers to property, plant and equipment	13	17	1
Allowance for equity funds used during construction	16	10	7

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2024	2023
Assets
Current assets
Cash and cash equivalents	$8	$6
Accounts receivable, net	72	76
Accounts receivable from affiliates	33	13
Investments in money pool arrangements	15	—
Accrued unbilled revenues	60	63
Inventories	28	29
Regulatory assets	23	24
Prepaid taxes	28	28
Prepayments and other	13	6
Total current assets	280	245

Property, plant and equipment, net	3,670	3,237

Other assets
Regulatory assets	168	185
Other	8	3
Total other assets	176	188
Total assets	$4,126	$3,670

Liabilities and Equity
Current liabilities
Current portion of long-term debt	—	200
Short-term debt	35	60
Accounts payable	72	64
Accounts payable to affiliates	13	21
Dividends payable to parent	13	25
Regulatory liabilities	29	42
Taxes accrued	11	16
Accrued interest	15	13
Other	25	23
Total current liabilities	213	464

Deferred credits and other liabilities
Deferred income taxes	342	330
Deferred investment tax credits	4	5
Regulatory liabilities	456	407
Customer advances	29	25
Pension and employee benefit obligations	24	27
Other	35	35
Total deferred credits and other liabilities	890	829

Commitments and contingencies
Capitalization
Long-term debt	1,406	1,011
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Dec. 31, 2024 and Dec. 31, 2023, respectively	93	93
Additional paid in capital	1,046	843
Retained earnings	478	430
Total common stockholder's equity	1,617	1,366
Total liabilities and equity	$4,126	$3,670

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2021	933,000	$93	$642	$368	$1,103

Net income				125	125
Common dividends declared to parent				(88)	(88)
Contribution of capital by parent			119		119
Balance at Dec. 31, 2022	933,000	$93	$761	$405	$1,259

Net income				136	136
Common dividends declared to parent				(111)	(111)
Contribution of capital by parent			82		82
Balance at Dec. 31, 2023	933,000	$93	$843	$430	$1,366

Net income				134	134
Common dividends declared to parent				(86)	(86)
Contribution of capital by parent			203		203
Balance at Dec. 31, 2024	933,000	$93	$1,046	$478	$1,617

See Notes to Consolidated Financial Statements

NORTHERN STATES POWER COMPANY - WISCONSIN
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
General — NSP-Wisconsin is engaged in the regulated generation, purchase, transmission, distribution and sale of electricity and the regulated purchase, transportation, distribution and sale of natural gas.
NSP-Wisconsin’s consolidated financial statements include its wholly owned subsidiaries and VIEs for which it is the primary beneficiary. In the consolidation process, all intercompany transactions and balances are eliminated. NSP-Wisconsin has investments in certain transmission facilities jointly owned with nonaffiliated utilities.
Investments in certain plants and transmission facilities are jointly owned with nonaffiliated utilities. NSP-Wisconsin’s proportionate share of jointly owned facilities is recorded as property, plant and equipment on the consolidated balance sheets and NSP-Wisconsin’s proportionate share of operating costs associated with these facilities is included in its consolidated statements of income.
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
Depreciation expense is recorded using the straight-line method over the plant’s commission approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.7% in 2024 and 3.6% in 2023 and 2022.
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
Estimated future expenditures to restore sites are generally treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses. Removal costs recovered in rates before the related costs are incurred are classified as a regulatory liability. When separate mechanisms are expected to provide cost recovery or when changes in projected costs occur near the end of a facility’s useful life, regulatory accounting may be applied.
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
NSP-Wisconsin has various rate-adjustment mechanisms that provide for the recovery of natural gas, electric fuel and purchased energy costs. Cost-adjustment tariffs may increase or decrease the level of revenue collected from customers and are revised periodically for differences between the total amount collected under the clauses and the costs incurred. When applicable, fuel cost over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as regulatory assets. NSP-Wisconsin must submit a forward-looking fuel cost plan annually for approval by the PSCW. The rules also allow for deferral of any under-recovery or over-recovery of fuel costs in excess of a 2% annual tolerance band, for future rate recovery or refund, subject to PSCW approval.
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
As of Dec. 31, 2024 and 2023, the allowance for bad debts was $7 million and $9 million, respectively.

Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$13	$11
Fuel	10	10
Natural gas	5	8
Total inventories	$28	$29
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
Gains or losses on commodity trading transactions are recorded as a component of electric operating revenues. Derivative instrument transactions were immaterial as of Dec. 31, 2024 and 2023.
Normal Purchases and Normal Sales — NSP-Wisconsin enters into contracts for purchases and sales of commodities for use and sale in its operations. At inception, contracts are evaluated to determine whether they contain a derivative, and if so, whether they may be exempted from derivative accounting if designated as normal purchases or normal sales.
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

2. Accounting Pronouncements
Recently Adopted
Segment Reporting — In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. NSP-Wisconsin implemented this guidance on a retrospective basis in the year ended Dec. 31, 2024. The adoption impacts were not material.
See Note 11 for further information.
Recently Issued
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the ETR reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and NSP-Wisconsin does not expect implementation of the new disclosure guidance to have a material impact on its consolidated financial statements.

Climate-Related Disclosures — In March 2024, the SEC issued Final Rule 33-11275 – The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule requires registrants to provide standardized disclosures in Form 10-K related to climate-related risks, Scope 1 and 2 GHG emissions, as well as to include in a footnote to the consolidated financial statements the financial impact of severe weather events and other natural conditions. The rule requires implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. NSP-Wisconsin does not expect the potential implementation of the new guidance to have a material impact on the consolidated financial statements.
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU is effective for annual periods beginning after Dec. 15, 2026. NSP-Wisconsin is currently evaluating the impact of implementing the new disclosure guidance.

3. Property, Plant, and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$4,103	$3,845
Natural gas plant	547	502
Common and other property	309	278
CWIP	406	252
Total property, plant and equipment	5,365	4,877
Less accumulated depreciation	(1,695)	(1,640)
Property, plant and equipment, net	$3,670	$3,237
Joint Ownership of Transmission Facilities
Jointly owned assets as of Dec. 31, 2024:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
Electric transmission:
La Crosse, WI to Madison, WI	$179	$30	37%
CapX2020	169	44	80
Total (a)	$348	$74
(a)Projects additionally include $1 million in CWIP.
NSP-Wisconsin’s separately records its share of operating expenses and construction expenditures. Respective owners are responsible for providing their own financing.

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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2024		Dec. 31, 2023
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$2	$60	$2	$62
Environmental remediation costs	1, 10	Various	13	34	13	48
Recoverable deferred taxes on AFUDC		Plant lives	—	31	—	26
State commission adjustments		Plant lives	1	21	1	22
Net AROs (a)	1, 10	Various	—	21	—	21
Other		Various	7	1	8	6
Total regulatory assets			$23	$168	$24	$185
(a)Includes amounts recorded for future recovery of AROs and NSP-Wisconsin’s share of nuclear decommissioning accruals.

Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2024		Dec. 31, 2023
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	1, 10	Various	$—	$276	$—	$251
Deferred income tax adjustments and TCJA refunds (a)	7	Various	—	134	—	140
IRA deferral		One to three years	3	37	—	—
DOE Settlement		One to two years	4	4	4	6
Deferred natural gas and electric energy/fuel costs		Less than one year	13	—	28	—
Other		Various	9	5	10	10
Total regulatory liabilities			$29	$456	$42	$407
(a)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.

NSP-Wisconsin’s regulatory assets not earning a return include the unfunded portion of pension and retiree medical obligations and net AROs (i.e. deferrals for which cash has not been disbursed). At Dec. 31, 2024 and 2023, there were no regulatory assets of past expenditures that were not eligible to earn a return.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2024	Year Ended
		2024	2023	2022
Borrowing limit	$150	$150	$150	$150
Amount outstanding at period end	—	—	—	—
Average amount outstanding	—	4	6	25
Maximum amount outstanding	—	54	43	81
Weighted average interest rate, computed on a daily basis	N/A	5.34%	4.98%	1.10%
Weighted average interest rate at period end	N/A	N/A	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2024	Year Ended Dec. 31
		2024	2023	2022
Borrowing limit	$150	$150	$150	$150
Amount outstanding at period end	35	35	60	47
Average amount outstanding	3	11	15	18
Maximum amount outstanding	35	99	93	123
Weighted average interest rate, computed on a daily basis	4.59%	5.42%	4.85%	1.03%
Weighted average interest rate at end of period	4.59	4.59	5.50	4.55
Letters of Credit — NSP-Wisconsin may use letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2024 and 2023, there were immaterial letters of credit outstanding.

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
Features of the credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2024	2023
47.1%	48.2%	N/A	1
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
If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2024, NSP-Wisconsin was in compliance with the financial covenant.
NSP-Wisconsin had the following committed credit facility available as of Dec. 31, 2024 (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150	$35	$115
(a)This credit facility matures in September 2027.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the facility outstanding at Dec. 31, 2024 and 2023, respectively.
Other Short-Term Borrowings — Clearwater Investments, Inc., an NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. at Dec. 31, 2024 and 2023, respectively.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of NSP-Wisconsin is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of new issuance.

Long-term debt obligations for NSP-Wisconsin as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2024	2023
First mortgage bonds	3.30%	June 15, 2024	$—	$100
First mortgage bonds	3.30	June 15, 2024	—	100
First mortgage bonds	6.375	Sept. 1, 2038	200	200
First mortgage bonds	3.70	Oct. 1, 2042	100	100
First mortgage bonds	3.75	Dec. 1, 2047	100	100
First mortgage bonds	4.20	Sept. 1, 2048	200	200
First mortgage bonds	3.05	May 1, 2051	100	100
First mortgage bonds	2.82	May 1, 2051	100	100
First mortgage bonds	4.86	Sept. 15, 2052	100	100
First mortgage bonds (a)	5.30	June 15, 2053	125	125
First mortgage bonds (b)	5.65	June 15, 2054	400	—
Unamortized discount			(4)	(3)
Unamortized debt issuance cost			(15)	(11)
Current maturities			—	(200)
Total long-term debt			$1,406	$1,011
(a)2023 financing.
(b)2024 financing.
There are no maturities of long-term debt until 2038.
Dividend Restrictions — NSP-Wisconsin’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings.
NSP-Wisconsin’s state regulatory commission additionally imposes dividend limitations, which are more restrictive than those imposed by the FERC.
Requirements and actuals as of Dec. 31, 2024:

Equity to Total Capitalization Ratio Required Range (a)		Equity to Total Capitalization Ratio Actual
Low	High	2024
52.5%	N/A	52.7%
(a)NSP-Wisconsin cannot pay annual dividends in excess of forecasted levels if its average equity-to-total capitalization ratio falls below the commission authorized level.

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization
$12	million	$2,922	million	N/A
.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$283	$73	$—	$356
C&I	468	54	—	522
Other	7	—	1	8
Total retail	758	127	1	886
Interchange and other	225	6	—	231
Total revenue from contracts with customers	983	133	1	1,117
Alternative revenue and other	12	2	—	14
Total revenues	$995	$135	$1	$1,131

	Year Ended Dec. 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$299	$84	$—	$383
C&I	494	65	—	559
Other	7	—	1	8
Total retail	800	149	1	950
Interchange and other	207	5	—	212
Total revenue from contracts with customers	1,007	154	1	1,162
Alternative revenue and other	12	3	—	15
Total revenues	$1,019	$157	$1	$1,177

	Year Ended Dec. 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$293	$103	$—	$396
C&I	485	87	—	572
Other	7	—	—	7
Total retail	785	190	—	975
Interchange and other	206	4	—	210
Total revenue from contracts with customers	991	194	—	1,185
Alternative revenue and other	11	4	1	16
Total revenues	$1,002	$198	$1	$1,201

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.

Effective income tax rate for years ended Dec. 31:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	6.2	6.2	6.2
Decreases in tax from:
Plant regulatory differences (a)	(4.2)	(3.4)	(3.8)
Other, net	—	(1.1)	(1.5)
Effective income tax rate	23.0%	22.7%	21.9%
(a)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit are offset by corresponding revenue reductions.
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2024	2023	2022
Current federal tax expense	$29	$37	$28
Current state tax expense	10	15	9
Current change in unrecognized tax expense	1	—	—
Deferred federal tax benefit	(3)	(10)	(5)
Deferred state tax expense (benefit)	3	(3)	3
Deferred change in unrecognized tax expense	—	1	—
Total income tax expense	$40	$40	$35
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2024	2023	2022
Deferred tax expense (benefit) excluding items below	$12	$(3)	$8
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(11)	(10)	(10)
Other	(1)	1	—
Deferred tax benefit	$—	$(12)	$(2)
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2024	2023
Deferred tax liabilities:
Difference between book and tax bases of property	$366	$350
Regulatory assets	17	22
Pension expense	9	10
Other	10	7
Total deferred tax liabilities	$402	$389

Deferred tax assets:
Regulatory liabilities	$40	$32
Rate refund	5	10
Environmental remediation	4	4
Other employee benefits	4	4
Tax credit carryforward	2	3
Deferred ITCs	2	2
Other	3	4
Total deferred tax assets	$60	$59
Net deferred tax liability	$342	$330

Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2024	2023
Federal tax credit carryforwards	$2	$3
State NOL carryforward	1	2
Federal carryforward periods expire between 2038 and 2044. State carryforward periods expire in 2031.
Unrecognized Tax Benefits
Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	March 2025
2021	October 2025
Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to the additional federal tax loss carryback claim filed in 2020 has been extended. In 2023 the IRS issued its Revenue Agent’s Report related to the federal tax loss carryback claim. The Company materially agreed with the report and re-recognized the related benefit in 2023.
State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns. As of Dec. 31, 2024, NSP-Wisconsin’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Tax Year(s)	Expiration
Wisconsin	2016-2019	May 2025
Wisconsin	2020	September 2025
In 2021, Wisconsin began an audit of tax years 2016-2019. As of Dec. 31, 2024 no material adjustments have been proposed.
Unrecognized tax benefit balance may include permanent tax positions, which if recognized would affect the ETR. In addition, the unrecognized tax benefit balance may include temporary tax positions for which deductibility is highly certain, but for which there is uncertainty about the timing. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority.
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
Unrecognized tax benefit — Permanent tax positions	$4	$3
Unrecognized tax benefit — Temporary tax positions	—	—
Total unrecognized tax benefit	$4	$3
Changes in unrecognized tax benefits:

(Millions of Dollars)	2024	2023	2022
Balance at Jan. 1	$3	$3	$3
Additions for tax positions of prior years	2	—	—
Reductions for tax positions of prior years	(1)	—	—
Balance at Dec. 31	$4	$3	$3

Unrecognized tax benefits were reduced by tax benefits associated with tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
Tax credit carryforwards	$(2)	$(2)
As the state audit progresses, it is reasonably possible that the amount of current liabilities related to unrecognized tax benefits could decrease up to approximately $2 million in the next 12 months. Additionally, there exists approximately $2 million of noncurrent liabilities related to unrecognized tax benefits for which there is uncertainty about if or when these liabilities will significantly increase or decrease.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2024	2023	2022
Payable for interest related to unrecognized tax benefits at Jan. 1	$—	$—	$—
Interest expense related to unrecognized tax benefits	(1)	—	—
Payable for interest related to unrecognized tax benefits at Dec. 31	$(1)	$—	$—
No penalties were accrued related to unrecognized tax benefits as of Dec. 31, 2024, 2023 or 2022.

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
•Level 2 — Pricing inputs are other than actual trading prices in active markets but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.
•Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 include those valued with models requiring significant judgment or estimation.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2024		2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,406	$1,299	$1,211	$1,117
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2024 and 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

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
The average annual interest crediting rates for these plans was 4.89, 4.67 and 4.86 percent in 2024, 2023, and 2022, respectively.
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
Obligations of the SERP and nonqualified plan as of Dec. 31, 2024 and 2023 were $13 million and $12 million, respectively, of which an immaterial amount was attributable to NSP-Wisconsin.
Xcel Energy’s postretirement health care benefit plan is a continuation of certain welfare benefit programs for current employees. A full-time employee’s date of hire or a retiree’s date of retirement determine eligibility for each of the programs.
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
•Investment returns in 2024 were below the assumed level of 7.25%.
•Investment returns in 2023 were above the assumed level of 7.25%.
•Investment returns in 2022 were below the assumed level of 6.60%.
•In 2025, NSP-Wisconsin’s expected investment-return assumption is 7.25%.
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
Plan Assets
For each of the fair value hierarchy levels, NSP-Wisconsin’s pension plan assets measured at fair value:

	Dec. 31, 2024 (a)					Dec. 31, 2023 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$4	$—	$—	$—	$4	$8	$—	$—	$—	$8
Commingled funds	—	—	—	62	62	19	—	—	45	64
Debt securities	—	22	—	—	22	—	22	—	—	22
Equity securities	1	—	—	—	1	1	—	—	—	1
Total	$5	$22	$—	$62	$89	$28	$22	$—	$45	$95
(a)See Note 8 for further information on fair value measurement inputs and methods.
NSP-Wisconsin has immaterial postretirement benefit plan assets that were measured at fair value at Dec. 31, 2024 and 2023.
Immaterial assets were transferred in or out of Level 3 for 2024. No assets were transferred in or out of Level 3 for 2023.
Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for NSP-Wisconsin are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2024	2023	2024	2023
Change in Benefit Obligation:
Obligation at Jan. 1	$112	$112	$8	$8
Service cost	4	4	—	—
Interest cost	6	6	1	1
Actuarial (gain) loss	(5)	1	—	—
Benefit payments	(14)	(11)	(1)	(1)
Obligation at Dec. 31	$103	$112	$8	$8
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$95	$97	$—	$—
Actual return on plan assets	1	5	—	—
Employer contributions	7	4	1	1
Benefit payments	(14)	(11)	(1)	(1)
Fair value of plan assets at Dec. 31	$89	$95	$—	$—
Funded status of plans at Dec. 31	$(14)	$(17)	$(8)	$(8)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Current liabilities	$—	$—	$(1)	$(1)
Noncurrent liabilities	(14)	(17)	(7)	(7)
Net amounts recognized	$(14)	$(17)	$(8)	$(8)

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2024	2023	2024	2023
Discount rate for year-end valuation	5.88%	5.49%	5.88%	5.54%
Expected average long-term increase in compensation level	4.25%	4.25%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	7.00%	6.50%
Health care costs trend rate — initial: Post-65	N/A	N/A	7.50%	5.50%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	9	6
Accumulated benefit obligation for the pension plan was $93 million and $100 million as of Dec. 31, 2024 and 2023, respectively.

Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other expense in the consolidated statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2024	2023	2022	2024	2023	2022
Service cost	$4	$4	$5	$—	$—	$—
Interest cost	6	6	4	1	1	1
Expected return on plan assets	(9)	(8)	(8)	—	—	—
Amortization of net loss	2	2	3	—	—	—
Settlement charge (a)	6	—	6	—	—	—
Net periodic pension cost	$9	$4	$10	$1	$1	$1
Effects of regulation	(1)	—	(2)	—	—
Net benefit cost recognized for financial reporting	$8	$4	$8	$1	$1	$1
Significant Assumptions Used to Measure Costs:
Discount rate	5.49%	5.80%	3.08%	5.54%	5.80%	3.09%
Expected average long-term increase in compensation level	4.25	4.25	3.75	—	—	—
Expected average long-term rate of return on assets	7.25	7.25	6.60	5.00	5.00	4.10
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2024 and 2022, as a result of lump-sum distributions during the plan years, NSP-Wisconsin recorded a total pension settlement charge of $6 million, of which $1 million was recorded in the income statement. There were no settlement charges recorded to the qualified pension plans in 2023.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2024	2023	2024	2023
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$43	$48	$3	$3
Total	$43	$48	$3	$3
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$2	$2	$—	$—
Noncurrent regulatory assets	41	46	3	3
Total	$43	$48	$3	$3

Measurement date	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2024	Dec. 31, 2023
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
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$125 million in January 2025, of which $9 million was attributable to NSP-Wisconsin.
•$100 million in 2024, of which $7 million was attributable to NSP-Wisconsin.
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
Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$8 million expected in 2025, of which $1 million is attributable to NSP-Wisconsin.
•$11 million during 2024, of which an $1 million was attributable to NSP-Wisconsin.
•$11 million during 2023, of which none was attributable to NSP-Wisconsin.
•$13 million during 2022, of which $1 million was attributable to NSP-Wisconsin.
Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Long-duration fixed income and interest rate swap securities	38%	38%	—%	—%
Domestic and international equity securities	31	31	25	9
Alternative investments	20	20	11	13
Short-to-intermediate fixed income securities	9	9	61	77
Cash	2	2	3	1
Total	100%	100%	100%	100%

The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year.
Plan Amendments — There were no significant plan amendments made in 2024 and 2022 which affected the pension or postretirement benefit obligation.
In 2023, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental social security benefits for all active participants on and after Jan. 1, 2024.
Projected Benefit Payments
NSP-Wisconsin’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Net Projected Postretirement Health Care Benefit Payments (a)
2025	$10	$1
2026	8	1
2027	9	1
2028	10	1
2029	11	1
2030-2034	50	3
(a)Amount is reported net of expected Medicare Part D subsidies, which are immaterial.
Voluntary Retirement Program
Incremental to amounts presented above for postretirement benefits, Xcel Energy, which includes NSP-Wisconsin, recognized new post-employment costs and obligations in the fourth quarter of 2023 for employees accepted to a voluntary retirement program.
Immaterial unfunded obligations for health plan subsidies and other medical benefits are presented in other current liabilities and noncurrent pension and employee benefit obligations in the consolidated balance sheets as of Dec. 31, 2024 and 2023.
Defined Contribution Plans
Xcel Energy, which includes NSP-Wisconsin, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for NSP-Wisconsin was approximately $2 million in 2024, 2023 and 2022.
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
One case remains active which includes a multi-district litigation matter consisting of a Wisconsin purported class (Arandell Corp.). The Court issued a ruling in June 2022 granting plaintiffs’ class certification. In April 2023, the Seventh Circuit Court of Appeals heard the defendants’ appeal challenging whether the district court properly assessed class certification. A decision relating to class certification is forthcoming. Xcel Energy considers the reasonably possible loss associated with this litigation to be immaterial.
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

MGP, Landfill and Disposal Sites
NSP-Wisconsin is investigating, remediating or performing post-closure actions at one MGP site across its service territories.
NSP-Wisconsin has recognized $12 million of costs/liabilities for resolution of these issues; however, the final outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
NSP-Wisconsin expects to incur nominal expenses for investigations through 2028 to perform required reporting and assess whether corrective actions are necessary. AROs have been recorded for each of these activities, and amounts are expected to be recoverable through regulatory mechanisms.
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
AROs — AROs have been recorded for NSP-Wisconsin’s assets.
NSP-Wisconsin’s AROs were as follows:

	2024
(Millions of Dollars)	Jan. 1, 2024	Amounts Incurred	Dec. 31, 2024
Electric
Steam, hydro and other production	$9	$1	$10
Distribution	5	—	5
Natural gas
Distribution	8	—	8
Total liability (a)	$22	$1	$23
(a)Included in other long-term liabilities balance in the consolidated balance sheet.

	2023
(Millions of Dollars)	Jan. 1, 2023	Accretion	Cash Flow Revisions (a)	Dec. 31, 2023
Electric
Steam, hydro and other production	$10	$—	$(1)	$9
Distribution	5	—	—	5
Natural gas
Distribution	13	1	(6)	8
Total liability (b)	$28	$1	$(7)	$22
(a)In 2023, AROs were revised for changes in timing and estimates of cash flows. Changes in gas distribution AROs were a result of updated mileage of gas lines and number of services, as well as changes to inflation and discount rate assumptions.
(b)Included in other long-term liabilities balance in the consolidated balance sheet.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Wisconsin’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2024. Therefore, an ARO has not been recorded for these facilities.

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
NSP-Minnesota’s public liability for claims from any nuclear incident is limited to $16.3 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has $500 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $15.8 billion of exposure is funded by the Secondary Financial Protection Program available from assessments by the federal government.
NSP-Minnesota is subject to assessments of up to $166 million per reactor-incident for each of its three reactors, for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $25 million per reactor-incident during any one year. Maximum assessments are subject to inflation adjustments.
NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from NEIL and EMANI for each of NSP-Minnesota’s two nuclear plant sites. The coverage limits are $2.8 billion for both Monticello and Prairie Island. NEIL also provides business interruption insurance coverage up to $490 million and $420 million at Monticello and Prairie Island, respectively, including the cost of replacement power during prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term.
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of $19 million for business interruption insurance and $34 million for property damage insurance if losses exceed accumulated reserve funds.
Fuel Contracts
NSP-Wisconsin has entered into various long-term commitments for the purchase and delivery of a significant portion of its refuse-derived fuel/wood and natural gas requirements. These contracts expire between 2025 and 2037. NSP-Wisconsin is required to pay additional amounts depending on actual quantities shipped under these agreements.
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
Estimated minimum purchases under these contracts as of Dec. 31, 2024:

(Millions of Dollars)	RDF/wood	Natural gas supply	Natural gas storage and transportation
2025	$5	$12	$21
2026	1	—	22
2027	1	—	16
2028	1	—	7
2029	1	—	6
Thereafter	1	—	15
Total (a)	$10	$12	$87
(a)Excludes additional amounts allocated from NSP-Minnesota through interchange billings.
Additional expenditures for fuel and natural gas storage and transportation will be required to meet expected future electric generation and natural gas needs.

11. Segment Information
NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy. NSP-Wisconsin’s chief operating decision maker, the CEO of Xcel Energy, sets financial performance objectives and budgets, with separate targets for regulated electric utility and regulated natural gas utility net income.
The regulated electric utility and regulated natural gas utility segments are managed separately because of inherent differences between activities to serve electric customers and those required to serve natural gas customers, and as the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment. The CEO assesses financial performance, including quarterly and annual budget-to-actual and year-over-year variances in revenues and expenses, to inform operating decisions, capital investments and cost recovery strategies.
NSP-Wisconsin has the following reportable segments:
•Regulated Electric Utility — The regulated electric utility segment generates, purchases, transmits, distributes and sells electricity in Michigan and Wisconsin; each state’s regulated electric utility activities qualify as an operating segment, and is aggregated into Xcel Energy’s regulated electric utility segment.
•Regulated Natural Gas Utility — The regulated natural gas utility segment purchases, transports, stores, distributes and sells natural gas in portions of Michigan and Wisconsin; each state’s regulated natural gas utility activities qualify as an operating segment, and is aggregated into Xcel Energy’s regulated natural gas utility segment.
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

Other segment expenses, net, for the reportable segments includes conservation and DSM expenses, taxes (other than income taxes), other income (expense), net, intersegment expenses and AFUDC - equity.
Non-segment revenues include appliance repair and non-utility real estate activities and revenues associated with processing solid waste into RDF. Non-segment net income also includes costs associated with these activities.
Segment information and reconciliations to NSP-Wisconsin’s consolidated operating revenues and net income:

	2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$995	$135	$1,130
Intersegment revenue	—	1	1
Total segment revenues	995	136	1,131
Electric fuel and purchased power	397	—	397
Cost of natural gas sold and transported	—	55	55
O&M expenses	201	28	229
Depreciation and amortization	156	30	186
Other segment expenses, net	29	5	34
Interest charges and financing costs	54	7	61
Income tax expense	37	2	39
Net income	$121	$9	$130

Total segment revenues			$1,131
Eliminate intersegment revenue			(1)
Non-segment revenues			1
Consolidated operating revenues			$1,131

Total segment net income			$130
Non-segment net income			4
Consolidated net income			$134
(a)Operating revenues include $216 million of affiliate electric revenue. See Note 12 for further information.

	2023
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,019	$157	$1,176
Intersegment revenues	—	1	1
Total segment revenues	1,019	158	1,177
Electric fuel and purchased power	422	—	422
Cost of natural gas sold and transported	—	80	80
O&M expenses	210	28	238
Depreciation and amortization	142	28	170
Other segment expenses, net (b)	36	6	42
Interest charges and financing costs	45	5	50
Income tax expense	38	2	40
Net income	126	9	$135

Total segment revenues			$1,177
Eliminate intersegment revenue			(1)
Non-segment revenues			1
Consolidated operating revenues			$1,177

Total segment net income			$135
Non-segment net income			1
Consolidated net income			$136
(a)Operating revenues include $204 million of affiliate electric revenue. See Note 12 for further information.
(b)Other segment expenses, net, for 2023 additionally includes workforce reduction expenses.

	2022
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,002	$198	$1,200
Electric fuel and purchased power	463	—	463
Cost of natural gas sold and transported	—	116	116
O&M expenses	202	23	225
Depreciation and amortization	131	27	158
Other segment expenses, net	34	5	39
Interest charges and financing costs	38	4	42
Income tax expense	29	6	35
Net income	105	17	$122

Total segment revenues			$1,200
Non-segment revenues			1
Consolidated operating revenues			$1,201

Total segment net income			$122
Non-segment net income			3
Consolidated net income			$125
(a)Operating revenues include $202 million of affiliate electric revenue. See Note 12 for further information.

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
Significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Millions of Dollars)	2024	2023	2022
Operating revenues:
Electric	$216	$204	$202
Operating expenses:
Purchased power	384	424	445
Transmission expense	75	69	68
Natural gas purchased for resale	1	1	—
Other operating expenses — paid to Xcel Energy Services Inc.	129	119	114
Interest income	—	1	—
Interest expense	1	1	1
Accounts receivable and payable with affiliates at Dec. 31 were:

	2024		2023
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$28	$—	$—	$9
PSCo	2	—	1	—
Other subsidiaries of Xcel Energy Inc.	3	13	12	13
	$33	$13	$13	$22

13. Workforce Reduction
In 2023, Xcel Energy implemented workforce actions to align resources and investments with evolving business and customer needs and streamline the organization for long-term success.
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
No such activities occurred in 2024.
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
Internal Control Over Financial Reporting
No changes in NSP-Wisconsin’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2024 that materially affected, or are reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting. NSP-Wisconsin maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Wisconsin has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2024 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Wisconsin conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Wisconsin did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in NSP-Wisconsin’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2025 Annual Meeting of Shareholders, which is incorporated by reference.
PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements
	Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2024.
	Report of Independent Registered Public Accounting Firm — Financial Statements
	Consolidated Statements of Income — For each of the three years ended Dec. 31, 2024, 2023 and 2022.
	Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2024, 2023 and 2022.
	Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2024, 2023 and 2022.
	Consolidated Balance Sheets — As of Dec. 31, 2024 and 2023.
	Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2024, 2023 and 2022.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2024, 2023 and 2022.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and restated articles of incorporation of NSP-Wisconsin	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	3.01
3.02*	By-Laws of NSP-Wisconsin as Amended and Restated on Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*
Supplemental and Restated Trust Indenture, dated as of March 1, 1991, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to First Wisconsin Trust Company), as Trustee, providing for the issuance of First Mortgage Bonds
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(c)(3)
4.02*	Trust Indenture, dated Sept. 1, 2000, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to Firstar Bank, NA) as Trustee	NSP-Wisconsin Form 8-K dated Sept. 25, 2000	4.01
4.03*	Supplemental Trust Indenture, dated as of Sept. 1, 2008, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 6.375% First Mortgage Bonds, Series due Sept. 1, 2038	NSP-Wisconsin Form 8-K dated Sept. 3, 2008	4.01
4.04*	Supplemental Trust Indenture, dated as of Oct. 1, 2012, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.70% First Mortgage Bonds, Series due Oct. 1, 2042	NSP-Wisconsin Form 8-K dated Oct. 10, 2012	4.01
4.05*	Supplemental Trust Indenture, dated as of Nov 1, 2017, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.75% First Mortgage Bonds, Series due Dec. 1, 2047	NSP-Wisconsin Form 8-K dated Dec. 4, 2017	4.01
4.06*	Supplemental Indenture, dated as of Sept. 1, 2018, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 4.20% First Mortgage Bonds, Series due Sept. 1, 2048	NSP-Wisconsin Form 8-K dated Sept. 12, 2018	4.01
4.07*	Supplemental Trust Indenture, dated as of May 18, 2020, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.05% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated May 26, 2020	4.01

4.08*	Supplemental Trust Indenture, dated as of July 19, 2021, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 2.82% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated July 20, 2021	4.01
4.09*	Supplemental Trust Indenture, dated as of July 15, 2022, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association, as Trustee, creating $100 million aggregate principal amount of 4.86% First Mortgage Bonds, Series due Sept. 15, 2052	NSP-Wisconsin Form 8-K dated July 15, 2022	4.01
4.10*	Supplemental Indenture dated as of May 10, 2023 between NSP-Wisconsin and U.S. Bank Trust Company, National Association, as successor Trustee, creating 5.30% First Mortgage Bonds, Series due June 15, 2053	NSP-Wisconsin Form 8-K dated May 10, 2023	4.01
4.11*	Supplemental Indenture dated as of May 13, 2024 between Northern States Power Company and U.S. Bank Trust Company, National Association, as successor Trustee, creating $400 million principal amount of 5.65% First Mortgage Bonds, Series due June 15, 2054	NSP-Wisconsin Form 8-K dated May 16, 2024	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08+	Tenth Amendment to Exhibit 10.02 dated May 20, 2024
10.09*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.10*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.11*+	First Amendment to Exhibit 10.10 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.12*+	Second Amendment to Exhibit 10.10 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.13*+	Third Amendment to Exhibit 10.10 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.14*+	Fourth Amendment to Exhibit 10.10 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.15*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.16*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards between 2020-2023	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.17*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards in 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.16
10.18*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated Dec. 10, 2021	10.01
10.19*+	Xcel Energy Inc. Annual Incentive Plan, effective Feb. 21, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.18
10.20*+	Summary of Non-Employee Director Compensation, effective as of May 24, 2023	Xcel Energy Inc. Form 8-K dated Jan. 20, 2025	10.01
10.21*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.22*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.23*+	Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form S-8 dated May 22, 2024	4.03
10.24*+	Xcel Energy Inc. Stock Program for Non-Employee Directors (Effective May 22, 2024) under the 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.01
10.25+	Form of Award Agreement for Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025
10.26+	Form of Award Agreement for Performance Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025
10.27*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.03
10.28*+	Form of Award Agreement for Restricted Stock under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.04
10.29*	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.30+	Aircraft Time Sharing Agreement, effective Feb. 25, 2025, between Xcel Energy Services Inc., as Operator, and the Chief Executive Officer of Operator
10.31*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	10.01

10.32*	Fourth Amended and Restated Credit Agreement, dated as of Sept. 19, 2022, among NSP-Wisconsin, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.05
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
NSP-Wisconsin and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2024	2023	2022
Balance at Jan. 1	$9	$9	$8
Additions charged to costs and expenses	3	4	4
Additions charged to other accounts (a)	1	1	1
Deductions from reserves (b)	(6)	(5)	(4)
Balance at Dec. 31	$7	$9	$9
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A WISCONSIN CORPORATION)

Feb. 27, 2025	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ ROBERT C. FRENZEL	/s/ KARL J. HOESLY
Robert C. Frenzel	Karl J. Hoesly
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL	/s/ MELISSA L. OSTROM
Brian J. Van Abel	Melissa L. Ostrom
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
NSP-Wisconsin has not sent, and does not expect to send, an annual report or proxy statement to its security holder.