Form 10-Q
period 2025-03-31
NORTHERN STATES POWER CO /WI/
filed 2025-04-24
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2025
Common Stock, $100 par value	933,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
ASU	Accounting standards update
C&I	Commercial and Industrial
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide
ETR	Effective tax rate
GAAP	United States generally accepted accounting principles
MGP	Manufactured gas plant
NOx	Nitrogen Oxides
PFAS	Per- and Polyfluoroalkyl Substances
O&M	Operating and maintenance
RDF	Refuse-derived fuel
RFP	Request for proposal
ROE	Return on equity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases or refunds to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2024 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2025	2024
Operating revenues
Electric, non-affiliates	$203	$203
Electric, affiliates	56	53
Natural gas	68	54
Total operating revenues	327	310

Operating expenses
Electric fuel and purchased power, non-affiliates	4	4
Purchased power, affiliates	102	103
Cost of natural gas sold and transported	33	24
Operating and maintenance expenses	63	56
Conservation program expenses	3	3
Depreciation and amortization	49	45
Taxes (other than income taxes)	8	9
Total operating expenses	262	244

Operating income	65	66

Allowance for funds used during construction — equity	5	3

Interest charges and financing costs
Interest charges and other financing costs	18	14
Allowance for funds used during construction — debt	(2)	(1)
Total interest charges and financing costs	16	13

Income before income taxes	54	56
Income tax expense	12	13
Net income	$42	$43

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2025	2024
Operating activities
Net income	$42	$43
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	50	46
Deferred income taxes	4	3
Allowance for equity funds used during construction	(5)	(3)
Provision for bad debts	2	1
Changes in operating assets and liabilities:
Accounts receivable	9	(13)
Accrued unbilled revenues	6	9
Inventories	(2)	3
Other current assets	6	5
Accounts payable	4	(7)
Net regulatory assets and liabilities	7	(1)
Other current liabilities	11	5
Pension and other employee benefit obligations	(9)	(7)
Other, net	(1)	2
Net cash provided by operating activities	124	86

Investing activities
Capital/construction expenditures	(120)	(121)
Investments in utility money pool arrangement	(41)	—
Repayments from utility money pool arrangement	56	—
Net cash used in investing activities	(105)	(121)

Financing activities
Repayments of short-term borrowings, net	(35)	(60)
Borrowings under utility money pool arrangement	82	130
Repayments under utility money pool arrangement	(82)	(111)
Capital contributions from parent	33	106
Dividends paid to parent	(13)	(25)
Net cash (used) provided by financing activities	(15)	40

Net change in cash, cash equivalents and restricted cash	4	5
Cash, cash equivalents and restricted cash at beginning of period	8	6
Cash, cash equivalents and restricted cash at end of period	$12	$11

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(11)	$(12)
Cash paid for income taxes, net	(3)	(7)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$52	$33
Inventory transfers to property, plant and equipment	4	2
Allowance for equity funds used during construction	5	3

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2025	Dec. 31, 2024
Assets
Current assets
Cash and cash equivalents	$12	$8
Accounts receivable, net	89	72
Investments in money pool arrangements	—	15
Accounts receivable from affiliates	2	33
Accrued unbilled revenues	54	60
Inventories	26	28
Regulatory assets	22	23
Prepaid taxes	22	28
Prepayments and other	13	13
Total current assets	240	280

Property, plant and equipment, net	3,779	3,670

Other assets
Regulatory assets	165	168
Other	8	8
Total other assets	173	176
Total assets	$4,192	$4,126

Liabilities and Equity
Current liabilities
Short-term debt	$—	$35
Accounts payable	83	72
Accounts payable to affiliates	26	13
Dividends payable to parent	19	13
Regulatory liabilities	36	29
Taxes accrued	17	11
Accrued interest	19	15
Other	25	25
Total current liabilities	225	213

Deferred credits and other liabilities
Deferred income taxes	349	342
Regulatory liabilities	459	456
Customer advances	28	29
Pension and employee benefit obligations	15	24
Other	40	39
Total deferred credits and other liabilities	891	890

Commitments and contingencies
Capitalization
Long-term debt	1,406	1,406
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at March 31, 2025 and Dec. 31, 2024, respectively	93	93
Additional paid in capital	1,076	1,046
Retained earnings	501	478
Total common stockholder's equity	1,670	1,617
Total liabilities and equity	$4,192	$4,126

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2025 and 2024
Balance at Dec. 31, 2023	933,000	$93	$843	$430	$1,366
Net income				43	43
Common dividends declared to parent				(18)	(18)
Contribution of capital by parent			95		95
Balance at March 31, 2024	933,000	$93	$938	$455	$1,486

Balance at Dec. 31, 2024	933,000	$93	$1,046	$478	$1,617
Net income				42	42
Common dividends declared to parent				(19)	(19)
Contribution of capital by parent			30		30
Balance at March 31, 2025	933,000	$93	$1,076	$501	$1,670

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2025 and Dec. 31, 2024; the results of NSP-Wisconsin's operations, including the components of net income, cash flows and changes in stockholder's equity for the three months ended March 31, 2025 and 2024.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2025 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2024 balance sheet information has been derived from the audited 2024 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2024.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2024, filed with the SEC on Feb. 27, 2025. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2024 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Disaggregation of Income Statement Expenses, which requires disclosure of additional detail for certain categories of income statement expenses. The ASU is effective for annual periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027. NSP-Wisconsin is currently evaluating the impact of the new disclosure guidance.

3. Selected Balance Sheet Data

(Millions of dollars)	March 31, 2025	Dec. 31, 2024
Accounts receivable, net
Accounts receivable	$96	$79
Less allowance for bad debts	(7)	(7)
Accounts receivable, net	$89	$72

(Millions of dollars)	March 31, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$15	$13
Fuel	10	10
Natural gas	1	5
Total inventories	$26	$28

(Millions of dollars)	March 31, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$4,170	$4,103
Natural gas plant	555	547
Common and other property	311	309
Construction work in progress	468	406
Total property, plant and equipment	5,504	5,365
Less accumulated depreciation	(1,725)	(1,695)
Property, plant and equipment, net	$3,779	$3,670

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$150	$150
Amount outstanding at period end	—	—
Average amount outstanding	3	4
Maximum amount outstanding	30	54
Weighted average interest rate, computed on a daily basis	4.28%	5.34%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$150	$150
Amount outstanding at period end	—	35
Average amount outstanding	12	11
Maximum amount outstanding	50	99
Weighted average interest rate, computed on a daily basis	4.57%	5.42%
Weighted average interest rate at period end	N/A	4.59

Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both March 31, 2025 and Dec. 31, 2024, there were immaterial letters of credit outstanding under the credit facility.
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
As of March 31, 2025, NSP-Wisconsin had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$—	$150
(a)Expires in September 2027.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2025 and Dec. 31, 2024.
Other Borrowings — Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. as of March 31, 2025 and Dec. 31, 2024.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended March 31, 2025
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$81	$38	$119
C&I	114	28	142
Other	2	—	2
Total retail	197	66	263
Interchange and other	59	1	60
Total revenue from contracts with customers	256	67	323
Alternative revenue and other	3	1	4
Total revenues	$259	$68	$327

	Three Months Ended March 31, 2024
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$77	$30	$107
C&I	118	22	140
Other	2	—	2
Total retail	197	52	249
Interchange and other	56	1	57
Total revenue from contracts with customers	253	53	306
Alternative revenue and other	3	1	4
Total revenues	$256	$54	$310

6. Income Taxes
Reconciliation between the statutory rate and effective tax rate:

	Three Months Ended March 31
	2025	2024
Federal statutory rate	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	6.2	6.2
Decreases in tax from:
Plant regulatory differences (a)	(4.5)	(4.3)
Other, net	(0.5)	0.3
Effective income tax rate	22.2%	23.2%
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
Fair Value of Long-Term Debt
As of March 31, 2025, other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2025		Dec. 31, 2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,406	$1,316	$1,406	$1,299

Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2025 and Dec. 31, 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2025	2024
(Millions of Dollars)	Pension Benefits
Service cost	$1	$1
Interest cost (a)	1	2
Expected return on plan assets (a)	(2)	(2)
Net periodic benefit cost	—	1
Net benefit cost recognized for financial reporting	$—	$1
(a)The components of net periodic cost other than the service cost component are included in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2025, contributions totaling $125 million were made across Xcel Energy’s pension plans, of which $9 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2025.

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
MGP, Landfill and Disposal Sites
NSP-Wisconsin is investigating, remediating or performing post-closure actions at one MGP, landfill or other disposal site across its service territories.
NSP-Wisconsin has recognized approximately $12 million of remaining liabilities for resolution of these issues, however, the final outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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

If certain impacts to groundwater are detected, utilities are required to perform additional groundwater investigations and/or perform corrective actions, beginning with an Assessment of Corrective Measures.
NSP-Wisconsin expects to incur nominal expenses for investigations through 2028 to perform required reporting and assess whether corrective actions are necessary. AROs have been recorded for each of these activities, and amounts are expected to be recoverable through regulatory mechanisms.
NSP-Wisconsin continues to perform site investigation activities related to the CCR Rule, which may result in updates to estimated costs as well as identification of additional required corrective actions.
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
Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act that established NOx allowance budgets for fossil fuel-fired electric generating facilities in subject states. The final rule applies to generation facilities in Wisconsin, as well as other states outside of our service territory. Compliance would require subject facilities to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, NSP-Wisconsin anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.

10. Segment Information
Segment information and reconciliation to NSP-Wisconsin's consolidated net income:

	Three Months Ended March 31, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$259	$68	$327
Electric fuel and purchased power	106	—	106
Cost of natural gas sold and transported	—	33	33
O&M expenses	55	8	63
Depreciation and amortization	41	8	49
Other segment expenses, net	6	—	6
Interest charges and financing costs	14	2	16
Income tax expense	8	4	12
Net income	$29	$13	$42

Total segment net income			$42
Non-segment net income			—
Consolidated net income			$42
(a)Operating revenues include $56 million of affiliate electric revenue.

	Three Months Ended March 31, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$256	$54	$310
Electric fuel and purchased power	107	—	107
Cost of natural gas sold and transported	—	24	24
O&M expenses	49	7	56
Depreciation and amortization	38	7	45
Other segment expenses, net	7	2	9
Interest charges and financing costs	12	1	13
Income tax expense	10	3	13
Net income	$33	$10	$43

Total segment net income			$43
Non-segment net income			—
Consolidated net income			$43
(a)Operating revenues include $53 million of affiliate electric revenue.
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
We use this non-GAAP financial measure to evaluate and provide details of NSP-Wisconsin’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin. For the three months ended March 31, 2025 and 2024, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Wisconsin's net income was $42 million and $43 million for the three months ended March 31, 2025 and 2024. The change was driven by higher O&M expenses, depreciation, and interest charges.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality.

(Millions of Dollars)	Three Months Ended March 31, 2025 vs. 2024
Estimated impact of weather	$4
Interchange agreement revenue from NSP-Minnesota	3
Recovery of lower cost of electric fuel and purchased power expenses	(3)
Other, net	(1)
Total increase	$3
Natural Gas Revenues
Natural gas revenues vary with changing sales and the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Three Months Ended March 31, 2025 vs. 2024
Recovery of higher cost of natural gas	$9
Estimated impact of weather	4
Retail sales growth	1
Total increase	$14
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported increased $9 million year to date. The increase was primarily due to higher commodity prices and volumes.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $7 million year to date, primarily due to increased insurance costs and benefits.
Depreciation and Amortization — Depreciation and amortization increased $4 million year to date, primarily due to system expansion.
Interest Charges — Interest charges increased $4 million year to date, primarily due to increased long-term debt levels and interest rates.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2024 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending Regulatory Proceedings
Excess Liability Insurance Deferral – In February 2025, NSP-Wisconsin filed a request with the PSCW for deferred accounting treatment for excess liability insurance expense of $9.6 million incurred as a result of the October 2024 policy renewal. A PSCW decision is expected in the third quarter of 2025.
Wisconsin Electric and Natural Gas Rate Case – In March 2025, NSP-Wisconsin filed a request with the PSCW for a multi-year electric and natural gas rate increase.
For the electric utility, NSP-Wisconsin is seeking a total electric revenue increase of $94 million (11.8%) in 2026 and an incremental $57 million (7.1%) in 2027, for a total of $151 million over the two-year period of 2026 and 2027. The electric rate increase is based on electric rate base of $2.9 billion in 2026 and $3.2 billion in 2027. For the natural gas utility, NSP-Wisconsin requested a total natural gas revenue increase of $20 million (12.7%) in 2026 and an incremental $4 million (1.5%) in 2027, for a total of $24 million (14.2%) over the two-year period of 2026 and 2027. The natural gas rate increase is based on natural gas rate base of $0.3 billion in 2026 and $0.4 billion in 2027. Both the electric and natural gas rate requests are based on forward-looking test years, with a 10.0% ROE and an equity ratio of 53.5%.
The rate request is primarily driven by investments in NSP-Wisconsin’s electric and natural gas systems to enhance reliability and resiliency while ensuring safe operation. The investments also enable additional clean energy generation; the benefits of wind, solar and nuclear tax credits are incorporated in the table below.
A PSCW decision is anticipated in the fourth quarter of 2025.

(Millions of Dollars)	Electric	Natural Gas
NSPW rate base-related investment	$176	$17
Interchange agreement billings (a)	(72)	—
O&M expenses	30	10
Sales	18	(1)
Other	(1)	(2)
NSP-Wisconsin’s filed rate request	$151	$24
(a)The Interchange Agreement is a Federal Energy Regulatory Commission cost sharing tariff under which NSP-Wisconsin and its affiliate, NSP-Minnesota allocate the costs of the integrated electric generation and transmission system.
NSP System
Resource Acquisition — In February 2024, NSP filed its Upper Midwest Resource Plan with the MPUC. In October 2024, NSP-Minnesota filed a settlement with several parties reaching agreement on the resource plan, as well as the proposed projects to be approved in the pending 800 MW firm dispatchable resource acquisition.
In February 2025, the MPUC approved the terms of the settlement agreement, including:
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
•In 2024, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System, including reutilization of the interconnection rights associated with the retiring Sherco coal units, and 650 MW of solar and storage resources to specifically reutilize the interconnection rights associated with the retiring King coal unit. NSP-Minnesota and NSP-Wisconsin announced the short listed projects in January 2025 and plan to file for the requisite approvals of the selected resources with the MPUC and PSCW, respectively, in the second half of 2025.
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
In April 2025, the U.S. Department of Commerce announced its final determination in the countervailing duty circumvention and anti-dumping investigations. The rates will go into effect after the U.S. International Trade Commission makes its final determination, expected in the second quarter of 2025. Xcel Energy does not expect these determinations to impact its projects.
In January of 2025, the U.S. International Trade Commission made an affirmative determination in the preliminary phase of the anti-dumping and countervailing duty investigations concerning Active Anode Material, a component of lithium-ion batteries, from China. This case will be reviewed by the U.S. Department of Commerce and the International Trade Commission over the course of 2025.
In 2025, several executive orders have been issued imposing new global and country-specific tariffs on many imports, which may impact our procurement and development activities. Due to the current tariff level on Chinese products, utility-scale battery projects are at most risk to be impacted in terms of cost and/or schedule. Additionally, executive orders have been issued relating to the permitting of wind projects and the retirement of coal facilities.
NSP-Wisconsin continues to assess the impacts of these tariffs, executive orders, trade complaints and federal policies on its business, including company owned projects and PPAs. NSP-Wisconsin may seek regulatory relief, if required, in its jurisdictions.
Continued and/or further policy actions or other restrictions, disruptions in imports from key suppliers, or any new trade complaint could impact viability, timelines and costs of various projects and PPAs.

Excess Liability Insurance Coverage
NSP-Wisconsin maintains excess liability coverage, which is intended to insure against liability to third parties. During 2024, Xcel Energy had approximately $600 million of excess liability coverage; including $520 million of wildfire coverage with an annual premium assigned to NSP-Wisconsin of approximately $3 million. Examples of claims paid under this policy include property damage or bodily injury to members of the public caused by NSP-Wisconsin’s employees, equipment or facilities. The increased wildfire liability risk and claims are driving a significant increase of premiums and reductions in insurance coverage in the excess liability markets. In October 2024, Xcel Energy renewed its excess liability coverage and now has $450 million of total coverage, including $450 million of wildfire coverage for NSP-Wisconsin. The annual premium for this excess liability insurance assigned to NSP-Wisconsin is approximately $12 million. In February 2025, NSP-Wisconsin filed a request with the PSCW seeking deferred accounting for these increased costs.

Environmental Regulation
In March 2025, the EPA announced that the agency will undertake various regulatory actions addressing a wide range of environmental regulations. This includes action on the 2024 power plant greenhouse gas regulations, 2024 amendments to the CCR Rule and the 2023 Good Neighbor Plan, though no formal actions have been taken on these regulations to date. We will continue to monitor and respond as appropriate to EPA’s administrative efforts to take action.
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
As of March 31, 2025, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
NSP-Wisconsin's risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2024, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

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

Northern States Power Company (a Wisconsin corporation)

04/24/2025	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)