Form 10-Q
period 2025-06-30
NORTHERN STATES POWER CO /WI/
filed 2025-07-31
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
Common Stock, $100 par value	933,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
ASU	Accounting standards update
C&I	Commercial and Industrial
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide
DSM	Demand side management
ETR	Effective tax rate
GAAP	United States generally accepted accounting principles
MGP	Manufactured gas plant
NOx	Nitrogen Oxides
PFAS	Per- and Polyfluoroalkyl Substances
O&M	Operating and maintenance
OBBB	One Big Beautiful Bill Act
RDF	Refuse-derived fuel
RFP	Request for proposal
ROE	Return on equity

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Operating revenues
Electric, non-affiliates	$198	$192	$401	$395
Electric, affiliates	55	54	111	107
Natural gas	24	21	92	75
Total operating revenues	277	267	604	577

Operating expenses
Electric fuel and purchased power, non-affiliates	3	3	7	7
Purchased power, affiliates	100	102	202	205
Cost of natural gas sold and transported	9	7	42	31
Operating and maintenance expenses	60	59	123	115
Conservation program expenses	3	3	6	6
Depreciation and amortization	50	46	99	91
Taxes (other than income taxes)	9	8	17	17
Total operating expenses	234	228	496	472

Operating income	43	39	108	105

Other income, net	—	1	—	1
Allowance for funds used during construction — equity	6	4	11	7

Interest charges and financing costs
Interest charges and other financing costs	18	17	36	31
Allowance for funds used during construction — debt	(3)	(2)	(5)	(3)
Total interest charges and financing costs	15	15	31	28

Income before income taxes	34	29	88	85
Income tax expense	8	6	20	19
Net income	$26	$23	$68	$66

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2025	2024
Operating activities
Net income	$68	$66
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	100	92
Deferred income taxes	8	5
Allowance for equity funds used during construction	(11)	(7)
Provision for bad debts	1	1
Changes in operating assets and liabilities:
Accounts receivable	30	1
Accrued unbilled revenues	7	5
Inventories	(9)	(3)
Other current assets	5	—
Accounts payable	3	10
Net regulatory assets and liabilities	4	3
Other current liabilities	2	1
Pension and other employee benefit obligations	(8)	(8)
Other, net	1	2
Net cash provided by operating activities	201	168

Investing activities
Capital/construction expenditures	(272)	(255)
Investments in utility money pool arrangement	(49)	—
Repayments from utility money pool arrangement	64	—
Net cash used in investing activities	(257)	(255)

Financing activities
Repayments of short-term borrowings, net	(35)	(60)
Borrowings under utility money pool arrangement	159	170
Repayments under utility money pool arrangement	(159)	(170)
Proceeds from long-term debt	240	394
Repayment of long-term debt	—	(200)
Capital contributions from parent	108	191
Dividends paid to parent	(31)	(44)
Net cash provided by financing activities	282	281

Net change in cash, cash equivalents and restricted cash	226	194
Cash, cash equivalents and restricted cash at beginning of period	8	6
Cash, cash equivalents and restricted cash at end of period	$234	$200

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(29)	$(24)
Cash paid for income taxes, net	(14)	(18)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$66	$37
Inventory transfers to property, plant and equipment	12	7
Allowance for equity funds used during construction	11	7

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2025	Dec. 31, 2024
Assets
Current assets
Cash and cash equivalents	$234	$8
Accounts receivable, net	70	72
Investments in money pool arrangements	—	15
Accounts receivable from affiliates	6	33
Accrued unbilled revenues	53	60
Inventories	29	28
Regulatory assets	21	23
Prepaid taxes	27	28
Prepayments and other	8	13
Total current assets	448	280

Property, plant and equipment, net	3,912	3,670

Other assets
Regulatory assets	162	168
Other	11	8
Total other assets	173	176
Total assets	$4,533	$4,126

Liabilities and Equity
Current liabilities
Short-term debt	$—	$35
Accounts payable	95	72
Accounts payable to affiliates	27	13
Dividends payable to parent	21	13
Regulatory liabilities	38	29
Taxes accrued	11	11
Accrued interest	15	15
Other	24	25
Total current liabilities	231	213

Deferred credits and other liabilities
Deferred income taxes	356	342
Regulatory liabilities	459	456
Customer advances	30	29
Pension and employee benefit obligations	16	24
Other	39	39
Total deferred credits and other liabilities	900	890

Commitments and contingencies
Capitalization
Long-term debt	1,646	1,406
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at June 30, 2025 and Dec. 31, 2024, respectively	93	93
Additional paid in capital	1,156	1,046
Retained earnings	507	478
Total common stockholder's equity	1,756	1,617
Total liabilities and equity	$4,533	$4,126

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2025 and 2024
Balance at March 31, 2024	933,000	$93	$938	$455	$1,486
Net income				23	23
Common dividends declared to parent				(18)	(18)
Contribution of capital by parent			88		88
Balance at June 30, 2024	933,000	$93	$1,026	$460	$1,579

Balance at March 31, 2025	933,000	$93	$1,076	$501	$1,670
Net income				26	26
Common dividends declared to parent				(20)	(20)
Contribution of capital by parent			80		80
Balance at June 30, 2025	933,000	$93	$1,156	$507	$1,756

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2025 and 2024
Balance at Dec. 31, 2023	933,000	$93	$843	$430	$1,366
Net income				66	66
Common dividends declared to parent				(36)	(36)
Contribution of capital by parent			183		183
Balance at June 30, 2024	933,000	$93	$1,026	$460	$1,579

Balance at Dec. 31, 2024	933,000	$93	$1,046	$478	$1,617
Net income				68	68
Common dividends declared to parent				(39)	(39)
Contribution of capital by parent			110		110
Balance at June 30, 2025	933,000	$93	$1,156	$507	$1,756

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2025 and Dec. 31, 2024; the results of NSP-Wisconsin's operations, including the components of net income and changes in stockholder's equity for the three and six months ended June 30, 2025 and 2024; and NSP-Wisconsin’s cash flows for the six months ended June 30, 2025 and 2024.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2025 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2024 balance sheet information has been derived from the audited 2024 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2024.
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

3. Selected Balance Sheet Data

(Millions of dollars)	June 30, 2025	Dec. 31, 2024
Accounts receivable, net
Accounts receivable	$75	$79
Less allowance for bad debts	(5)	(7)
Accounts receivable, net	$70	$72

(Millions of dollars)	June 30, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$15	$13
Fuel	11	10
Natural gas	3	5
Total inventories	$29	$28

(Millions of dollars)	June 30, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$4,272	$4,103
Natural gas plant	573	547
Common and other property	315	309
Construction work in progress	499	406
Total property, plant and equipment	5,659	5,365
Less accumulated depreciation	(1,747)	(1,695)
Property, plant and equipment, net	$3,912	$3,670

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$150	$150
Amount outstanding at period end	—	—
Average amount outstanding	5	4
Maximum amount outstanding	42	54
Weighted average interest rate, computed on a daily basis	4.33%	5.34%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$150	$150
Amount outstanding at period end	—	35
Average amount outstanding	—	11
Maximum amount outstanding	—	99
Weighted average interest rate, computed on a daily basis	N/A	5.42%
Weighted average interest rate at period end	N/A	4.59

Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both June 30, 2025 and Dec. 31, 2024, there were immaterial letters of credit outstanding under the credit facility.
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
In May 2025, NSP-Wisconsin entered into an amended five-year credit agreement with a syndicate of banks, with substantially the same terms and conditions as the prior credit agreements. The maturity was extended from September 2027 to December 2029.
NSP-Wisconsin has the right to request an extension of the revolving credit facility termination date for an additional one-year period. All extension requests are subject to majority bank group approval.
As of June 30, 2025, NSP-Wisconsin had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$—	$150
(a)Expires in December 2029.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at June 30, 2025 and Dec. 31, 2024.
Other Borrowings — Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. as of June 30, 2025 and Dec. 31, 2024.
Long-Term Borrowings
During the six months ended June 30, 2025, NSP-Wisconsin issued $250 million of 5.65% First Mortgage Bonds due June 15, 2054.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three months ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$71	$13	$84
C&I	123	9	132
Other	1	—	1
Total retail	195	22	217
Interchange and other	57	2	59
Total revenue from contracts with customers	252	24	276
Alternative revenue and other	1	—	1
Total revenues	$253	$24	$277

	Three Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$66	$12	$78
C&I	119	8	127
Other	1	—	1
Total retail	186	20	206
Interchange and other	58	1	59
Total revenue from contracts with customers	244	21	265
Alternative revenue and other	2	—	2
Total revenues	$246	$21	$267

	Six Months Ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$152	$51	$203
C&I	237	37	274
Other	3	—	3
Total retail	392	88	480
Interchange and other	116	3	119
Total revenue from contracts with customers	508	91	599
Alternative revenue and other	4	1	5
Total revenues	$512	$92	$604

	Six Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$143	$42	$185
C&I	237	30	267
Other	3	—	3
Total retail	383	72	455
Interchange and other	113	2	115
Total revenue from contracts with customers	496	74	570
Alternative revenue and other	6	1	7
Total revenues	$502	$75	$577

6. Income Taxes
Reconciliation between the statutory rate and effective tax rate:

	Six Months Ended June 30
	2025	2024
Federal statutory rate	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	6.2	6.2
Decreases in tax from:
Plant regulatory differences (a)	(4.4)	(4.5)
Other, net	(0.1)	(0.3)
Effective income tax rate	22.7%	22.4%
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
Fair Value of Long-Term Debt
As of June 30, 2025, other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2025		Dec. 31, 2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,646	$1,553	$1,406	$1,299
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2025 and Dec. 31, 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2025	2024
(Millions of Dollars)	Pension Benefits
Service cost	$1	$1
Interest cost (a)	1	1
Expected return on plan assets (a)	(2)	(2)
Amortization of net loss (a)	—	1
Settlement charge (b)	—	5
Net periodic benefit cost	—	6
Effects of regulation	1	(2)
Net benefit cost recognized for financial reporting	$1	$4

	Six Months Ended June 30
	2025	2024
(Millions of Dollars)	Pension Benefits
Service cost	$2	$2
Interest cost (a)	2	3
Expected return on plan assets (a)	(4)	(4)
Amortization of net loss (a)	—	1
Settlement charge (b)	—	5
Net periodic benefit cost	—	7
Effects of regulation	1	(2)
Net benefit cost recognized for financial reporting	$1	$5
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
MGP, Landfill and Disposal Sites
NSP-Wisconsin is investigating, remediating or performing post-closure actions at one historical MGP, landfill or other disposal site across its service territories.
NSP-Wisconsin has approximately $12 million of remaining liabilities for resolution of these issues, however, the final outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
In July 2025, the EPA issued a proposed rule amending the CCR Legacy rule. The proposal seeks to extend deadlines for various regulatory actions and clarify previous information regarding implementation of the rule. Xcel Energy is reviewing the rule to determine any potential impacts.
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

10. Segment Information
Segment information and reconciliation to NSP-Wisconsin's consolidated net income:

	Three Months Ended June 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$253	$24	$277
Electric fuel and purchased power	103	—	103
Cost of natural gas sold and transported	—	9	9
O&M expenses	52	8	60
Depreciation and amortization	42	8	50
Other segment expenses, net	5	1	6
Interest charges and financing costs	13	2	15
Income tax expense (benefit)	9	(1)	8
Net income (loss)	$29	$(3)	$26
(a)Operating revenues include $55 million of affiliate electric revenue.

	Three Months Ended June 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$246	$21	$267
Electric fuel and purchased power	105	—	105
Cost of natural gas sold and transported	—	7	7
O&M expenses	52	7	59
Depreciation and amortization	39	7	46
Other segment expenses, net	7	—	7
Interest charges and financing costs	13	2	15
Income tax expense	7	—	7
Net income (loss)	$23	$(2)	$21

Total segment net income			$21
Non-segment net income			2
Consolidated net income			$23
(a)Operating revenues include $54 million of affiliate electric revenue.

	Six Months Ended June 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$512	$92	$604
Electric fuel and purchased power	209	—	209
Cost of natural gas sold and transported	—	42	42
O&M expenses	106	17	123
Depreciation and amortization	84	15	99
Other segment expenses, net	11	1	12
Interest charges and financing costs	28	3	31
Income tax expense	16	4	20
Net income	$58	$10	$68
(a)Operating revenues include $111 million of affiliate electric revenue.

	Six Months Ended June 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$502	$75	$577
Electric fuel and purchased power	212	—	212
Cost of natural gas sold and transported	—	31	31
O&M expenses	101	14	115
Depreciation and amortization	76	15	91
Other segment expenses, net	15	1	16
Interest charges and financing costs	25	3	28
Income tax expense	17	3	20
Net income	$56	$8	$64

Total segment net income			$64
Non-segment net income			2
Consolidated net income			$66
(a)Operating revenues include $107 million of affiliate electric revenue.
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
Other segment expenses, net, for the reportable segments includes conservation and DSM expenses, taxes (other than income taxes), other income, net, intersegment expenses and AFUDC - equity.

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
We use this non-GAAP financial measure to evaluate and provide details of NSP-Wisconsin’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin. For the three and six months ended June 30, 2025 and 2024, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Wisconsin's net income was $68 million and $66 million for the six months ended June 30, 2025 and 2024. The change was driven by higher recovery of electric and natural gas infrastructure investments, which was offset by increased O&M expenses and depreciation.

Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality.

(Millions of Dollars)	Six Months Ended June 30, 2025 vs. 2024
Estimated impact of weather	$7
Interchange agreement revenue from NSP-Minnesota	5
Recovery of lower cost of electric fuel and purchased power	(4)
Other, net	2
Total increase	$10
Natural Gas Revenues
Natural gas revenues vary with changing sales and the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Six Months Ended June 30, 2025 vs. 2024
Recovery of higher cost of natural gas	$11
Estimated impact of weather	5
Retail sales growth	1
Total increase	$17
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported increased $11 million year to date. The increase was primarily due to increased commodity prices and volumes.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $8 million year to date, primarily due to increased insurance and benefits costs.
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
Pending Regulatory Proceedings
Excess Liability Insurance Deferral – In February 2025, NSP-Wisconsin filed a request with the PSCW for deferred accounting treatment for excess liability insurance expense of $9.6 million incurred as a result of the October 2024 policy renewal. A PSCW decision is anticipated in the third quarter of 2025.
Wisconsin Electric and Natural Gas Rate Case – In March 2025, NSP-Wisconsin filed a request with the PSCW for a multi-year electric and natural gas rate increase.
For the electric utility, NSP-Wisconsin is seeking a total electric revenue increase of $94 million (11.8%) in 2026 and an incremental $57 million (7.1%) in 2027, for a total of $151 million over the two-year period of 2026 and 2027. The electric rate increase is based on electric rate base of $2.9 billion in 2026 and $3.2 billion in 2027. For the natural gas utility, NSP-Wisconsin requested a total natural gas revenue increase of $20 million (12.7%) in 2026 and an incremental $4 million (1.5%) in 2027, for a total of $24 million (14.2%) over the two-year period of 2026 and 2027. The natural gas rate increase is based on natural gas rate base of $0.3 billion in 2026 and $0.4 billion in 2027. Both the electric and natural gas rate requests are based on forward-looking test years, with a 10.0% ROE and an equity ratio of 53.5%. The procedural schedule is as follows:
•Intervenor direct testimony: August 8, 2025
•Rebuttal testimony: August 28, 2025
•Hearing: September 16, 2025
A PSCW decision is anticipated in the fourth quarter of 2025.
Michigan Natural Gas Rate Case – In July 2025, NSP-Wisconsin filed a natural gas rate case in Michigan, seeking a revenue increase of $2.2 million. An MPSC decision is expected in early 2026.
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
Additionally, the MPUC approved life extensions of the Red Wing and Mankato RDF plants to 2037 and ordered NSP-Minnesota to file a proposed tariff for customers with super-large load, largely data centers which was filed in July 2025.
NSP-Minnesota will file additional RFPs for approved resource needs beginning in late 2025 or early 2026.

NSP-Minnesota and NSP-Wisconsin are actively engaged in multiple processes and proceedings to acquire resources to meet their identified generation resource needs.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023. NSP-Minnesota expects to file for approval of recommended projects in early 2026.
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
Other
Supply Chain
NSP-Wisconsin’s ability to meet customer energy requirements and growing customer demand, respond to storm-related disruptions, and execute our capital expenditure program are dependent on maintaining an efficient supply chain.
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
Tariffs, Trade Complaints and Federal Actions
Several trade cases related to anti-dumping and countervailing duty investigations of CSPV cells are ongoing and we continue to monitor the potential impacts of these cases.
In 2025, several executive orders have been issued imposing new global and country-specific tariffs on many imports, which may impact our procurement and development activities. Additionally, executive orders and actions from government agencies may impact the permitting of wind and solar facilities and the retirement of coal facilities.
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
Tax Law Changes
On July 4, 2025, the President signed into law Public Law No. 119-21 (the “OBBB”). The OBBB modifies certain clean energy tax provisions included in the Inflation Reduction Act. The provisions include:
•Eliminating production and investment tax credits for wind and solar facilities placed in service after 2027, for facilities that begin construction after July 4, 2026.
•The addition of foreign entity of concern rules that apply to projects commencing construction after 2025.
NSP-Wisconsin does not expect these provisions to have an impact on our 2025-2029 base capital plan as steps have been taken to begin construction under the IRS’ safe harbor guidance.
On July 7, 2025, the White House issued an Executive Order directing the Secretary of the Treasury to issue guidance to ensure that policies concerning the beginning of construction are not circumvented. NSP-Wisconsin will continue to assess the impact of future guidance on its projects as well as its PPAs.
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

Environmental Regulation
In March 2025, the EPA announced that the agency will undertake various regulatory actions addressing a wide range of environmental regulations. This includes action on the 2024 power plant greenhouse gas regulations, 2024 amendments to the CCR Rule and the 2023 Good Neighbor Plan. NSP-Wisconsin will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by EPA.
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
Based on current estimates and assumptions, NSP-Wisconsin has determined that due to scheduled plant retirements, there is minimal financial or operational impact associated with these requirements and believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.

In June 2025, the EPA proposed to repeal these and all other GHG emissions standards for the power sector. In the alternative, the EPA proposed to repeal a narrower subset of the 2024 regulations. The EPA provided a 45-day comment period for the proposal.
In July 2025, the EPA additionally proposed to repeal the 2009 Endangerment Finding and associated regulations addressing greenhouse gas emissions under the Clean Air Act. NSP-Wisconsin will monitor the proposed rules and evaluate the impacts of any final rule.
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
As of June 30, 2025, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin, dated May 28, 1998	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	3.01
3.02*	Amended and Restated Bylaws of NSP-Wisconsin, dated Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	3.02
10.01*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Northern States Power Company, a Wisconsin corporation, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.05
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

July 31, 2025	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)