Form 10-Q
period 2025-09-30
NORTHERN STATES POWER CO /WI/
filed 2025-10-30
CIK 72909

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2025
Common Stock, $100 par value	933,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
ARO	Asset retirement obligation
ASU	Accounting standards update
C&I	Commercial and Industrial
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide
DSM	Demand side management
ETR	Effective tax rate
GAAP	United States generally accepted accounting principles
GHG	Greenhouse gas
LRTP	Long Range Transmission Plan
MGP	Manufactured gas plant
NOx	Nitrogen Oxides
PFAS	Per- and Polyfluoroalkyl Substances
O&M	Operating and maintenance
OBBB	One Big Beautiful Bill Act
RFP	Request for proposal
ROE	Return on equity

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2025	2024	2025	2024
Operating revenues
Electric, non-affiliates	$232	$225	$633	$620
Electric, affiliates	59	53	170	160
Natural gas	18	17	110	92
Other	1	—	1	—
Total operating revenues	310	295	914	872

Operating expenses
Electric fuel and purchased power, non-affiliates	4	3	11	10
Purchased power, affiliates	114	109	316	314
Cost of natural gas sold and transported	6	6	48	37
Operating and maintenance expenses	58	55	181	170
Conservation program expenses	3	3	9	9
Depreciation and amortization	51	47	150	138
Taxes (other than income taxes)	8	9	25	26
Total operating expenses	244	232	740	704

Operating income	66	63	174	168

Other income, net	2	3	2	4
Allowance for funds used during construction — equity	6	4	17	11

Interest charges and financing costs
Interest charges and other financing costs	21	19	57	50
Allowance for funds used during construction — debt	(2)	(2)	(7)	(5)
Total interest charges and financing costs	19	17	50	45

Income before income taxes	55	53	143	138
Income tax expense	12	12	32	31
Net income	$43	$41	$111	$107

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2025	2024
Operating activities
Net income	$111	$107
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	151	140
Deferred income taxes	19	(2)
Allowance for equity funds used during construction	(17)	(11)
Provision for bad debts	1	2
Changes in operating assets and liabilities:
Accounts receivable	44	10
Accrued unbilled revenues	17	4
Inventories	(18)	(9)
Other current assets	15	8
Accounts payable	12	14
Net regulatory assets and liabilities	(17)	6
Other current liabilities	10	12
Pension and other employee benefit obligations	(7)	(8)
Other, net	2	5
Net cash provided by operating activities	323	278

Investing activities
Capital/construction expenditures	(418)	(394)
Investments in utility money pool arrangement	(128)	—
Repayments from utility money pool arrangement	143	—
Net cash used in investing activities	(403)	(394)

Financing activities
Repayments of short-term borrowings, net	(35)	(60)
Borrowings under utility money pool arrangement	159	170
Repayments under utility money pool arrangement	(159)	(170)
Proceeds from long-term debt	240	394
Repayment of long-term debt	—	(200)
Capital contributions from parent	153	191
Dividends paid to parent	(54)	(72)
Net cash provided by financing activities	304	253

Net change in cash, cash equivalents and restricted cash	224	137
Cash, cash equivalents and restricted cash at beginning of period	8	6
Cash, cash equivalents and restricted cash at end of period	$232	$143

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(40)	$(34)
Cash paid for income taxes, net	(10)	(25)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$75	$41
Inventory transfers to property, plant and equipment	11	11
Allowance for equity funds used during construction	17	11

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2025	Dec. 31, 2024
Assets
Current assets
Cash and cash equivalents	$232	$8
Accounts receivable, net	59	72
Investments in money pool arrangements	—	15
Accounts receivable from affiliates	2	33
Accrued unbilled revenues	43	60
Inventories	34	28
Regulatory assets	21	23
Prepaid taxes	21	28
Prepayments and other	6	13
Total current assets	418	280

Property, plant and equipment, net	4,022	3,670

Other assets
Regulatory assets	166	168
Other	12	8
Total other assets	178	176
Total assets	$4,618	$4,126

Liabilities and Equity
Current liabilities
Short-term debt	$—	$35
Accounts payable	106	72
Accounts payable to affiliates	34	13
Dividends payable to parent	19	13
Regulatory liabilities	26	29
Taxes accrued	10	11
Accrued interest	23	15
Other	26	25
Total current liabilities	244	213

Deferred credits and other liabilities
Deferred income taxes	370	342
Regulatory liabilities	452	456
Customer advances	28	29
Pension and employee benefit obligations	16	24
Other	39	39
Total deferred credits and other liabilities	905	890

Commitments and contingencies
Capitalization
Long-term debt	1,647	1,406
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Sept. 30, 2025 and Dec. 31, 2024, respectively	93	93
Additional paid in capital	1,200	1,046
Retained earnings	529	478
Total common stockholder's equity	1,822	1,617
Total liabilities and equity	$4,618	$4,126

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2025 and 2024
Balance at June 30, 2024	933,000	$93	$1,026	$460	$1,579
Net income				41	41
Common dividends declared to parent				(27)	(27)
Contribution of capital by parent			7		7
Balance at Sept. 30, 2024	933,000	$93	$1,033	$474	$1,600

Balance at June 30, 2025	933,000	$93	$1,156	$507	$1,756
Net income				43	43
Common dividends declared to parent				(21)	(21)
Contribution of capital by parent			44		44
Balance at Sept. 30, 2025	933,000	$93	$1,200	$529	$1,822

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2025 and 2024
Balance at Dec. 31, 2023	933,000	$93	$843	$430	$1,366
Net income				107	107
Common dividends declared to parent				(63)	(63)
Contribution of capital by parent			190		190
Balance at Sept. 30, 2024	933,000	$93	$1,033	$474	$1,600

Balance at Dec. 31, 2024	933,000	$93	$1,046	$478	$1,617
Net income				111	111
Common dividends declared to parent				(60)	(60)
Contribution of capital by parent			154		154
Balance at Sept. 30, 2025	933,000	$93	$1,200	$529	$1,822

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2025 and Dec. 31, 2024; the results of NSP-Wisconsin's operations, including the components of net income and changes in stockholder's equity for the three and nine months ended Sept. 30, 2025 and 2024; and NSP-Wisconsin’s cash flows for the nine months ended Sept. 30, 2025 and 2024.
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

3. Selected Balance Sheet Data

(Millions of dollars)	Sept. 30, 2025	Dec. 31, 2024
Accounts receivable, net
Accounts receivable	$64	$79
Less allowance for bad debts	(5)	(7)
Accounts receivable, net	$59	$72

(Millions of dollars)	Sept. 30, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$17	$13
Fuel	10	10
Natural gas	7	5
Total inventories	$34	$28

(Millions of dollars)	Sept. 30, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$4,326	$4,103
Natural gas plant	591	547
Common and other property	320	309
Construction work in progress	571	406
Total property, plant and equipment	5,808	5,365
Less accumulated depreciation	(1,786)	(1,695)
Property, plant and equipment, net	$4,022	$3,670

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$150	$150
Amount outstanding at period end	—	—
Average amount outstanding	—	4
Maximum amount outstanding	—	54
Weighted average interest rate, computed on a daily basis	N/A	5.34%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$150	$150
Amount outstanding at period end	—	35
Average amount outstanding	—	11
Maximum amount outstanding	—	99
Weighted average interest rate, computed on a daily basis	N/A	5.42%
Weighted average interest rate at period end	N/A	4.59

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
Other Borrowings — Clearwater Investments, Inc., a NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. as of Sept. 30, 2025 and Dec. 31, 2024.
Long-Term Borrowings
During the nine months ended Sept. 30, 2025, NSP-Wisconsin issued $250 million of 5.65% First Mortgage Bonds due June 15, 2054.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$86	$8	$—	$94
C&I	139	9	—	148
Other	2	—	1	3
Total retail	227	17	1	245
Interchange and other	61	1	—	62
Total revenue from contracts with customers	288	18	1	307
Alternative revenue and other	3	—	—	3
Total revenues	$291	$18	$1	$310

	Three Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$81	$8	$89
C&I	138	6	144
Other	2	—	2
Total retail	221	14	235
Interchange and other	54	2	56
Total revenue from contracts with customers	275	16	291
Alternative revenue and other	3	1	4
Total revenues	$278	$17	$295

	Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$238	$59	$—	$297
C&I	376	46	—	422
Other	5	—	1	6
Total retail	619	105	1	725
Interchange and other	177	4	—	181
Total revenue from contracts with customers	796	109	1	906
Alternative revenue and other	7	1	—	8
Total revenues	$803	$110	$1	$914

	Nine Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$224	$50	$274
C&I	375	36	411
Other	5	—	5
Total retail	604	86	690
Interchange and other	167	4	171
Total revenue from contracts with customers	771	90	861
Alternative revenue and other	9	2	11
Total revenues	$780	$92	$872

6. Income Taxes
Reconciliation between the statutory rate and effective tax rate:

	Nine Months Ended Sept. 30
	2025	2024
Federal statutory rate	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	6.2	6.2
Decreases in tax from:
Plant regulatory differences (a)	(4.6)	(4.5)
Other, net	(0.2)	(0.2)
Effective income tax rate	22.4%	22.5%
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
Fair Value of Long-Term Debt
As of Sept. 30, 2025, other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2025		Dec. 31, 2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,647	$1,588	$1,406	$1,299
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2025 and Dec. 31, 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2025	2024
(Millions of Dollars)	Pension Benefits
Service cost	$1	$1
Interest cost (a)	2	1
Expected return on plan assets (a)	(2)	(2)
Amortization of net loss (a)	1	—
Net periodic benefit cost	2	—
Net benefit cost recognized for financial reporting	$2	$—

	Nine Months Ended Sept. 30
	2025	2024
(Millions of Dollars)	Pension Benefits
Service cost	$3	$3
Interest cost (a)	4	4
Expected return on plan assets (a)	(6)	(6)
Amortization of net loss (a)	1	1
Settlement charge (b)	—	5
Net periodic benefit cost	2	7
Effects of regulation	1	(2)
Net benefit cost recognized for financial reporting	$3	$5
(a)The components of net periodic cost other than the service cost component are included in the line item "Other income, net" in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
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

One case remains open, which is the multi-district litigation matter consisting of a Wisconsin purported class (Arandell Corp.). In October 2025, a settlement in principle was reached, resulting in an immaterial loss consistent with previously accrued amounts. This settlement is subject to court approval.
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
NSP-Wisconsin has approximately $10 million of remaining liabilities for resolution of these issues, however, the final outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
In July 2025, the EPA issued a proposed rule amending the CCR Legacy rule. The proposal seeks to extend deadlines for various regulatory actions and clarify previous information regarding implementation of the rule. NSP-Wisconsin will monitor the proposed rule and evaluate the impacts of any final rule.
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
However, The federal implementation plan is subject to both judicial and administrative stays and the EPA has announced that it intends to reconsider the rule.
Compliance with the published plan would require subject facilities to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, if the rule is implemented, NSP-Wisconsin anticipates the annual costs could be significant but would be recoverable through regulatory mechanisms.

10. Segment Information
Segment information and reconciliation to NSP-Wisconsin's consolidated net income:

	Three Months Ended Sept. 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$291	$18	$309
Electric fuel and purchased power	118	—	118
Cost of natural gas sold and transported	—	6	6
O&M expenses	52	6	58
Depreciation and amortization	43	8	51
Other segment expenses, net	5	1	6
Interest charges and financing costs	16	3	19
Income tax expense (benefit)	13	(2)	11
Net income (loss)	$44	$(4)	$40

Total segment net income			$40
Non-segment net income			3
Consolidated net income			$43
(a)Operating revenues include $59 million of affiliate electric revenue.

	Three Months Ended Sept. 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$278	$17	$295
Electric fuel and purchased power	112	—	112
Cost of natural gas sold and transported	—	6	6
O&M expenses	48	7	55
Depreciation and amortization	40	7	47
Other segment expenses, net	7	1	8
Interest charges and financing costs	15	2	17
Income tax expense (benefit)	13	(2)	11
Net income (loss)	$43	$(4)	$39

Total segment net income			$39
Non-segment net income			2
Consolidated net income			$41
(a)Operating revenues include $53 million of affiliate electric revenue.

	Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$803	$110	$913
Electric fuel and purchased power	327	—	327
Cost of natural gas sold and transported	—	48	48
O&M expenses	158	23	181
Depreciation and amortization	127	23	150
Other segment expenses, net	16	2	18
Interest charges and financing costs	44	6	50
Income tax expense	29	2	31
Net income	$102	$6	$108

Total segment net income			$108
Non-segment net income			3
Consolidated net income			$111
(a)Operating revenues include $170 million of affiliate electric revenue.

	Nine Months Ended Sept. 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$780	$92	$872
Electric fuel and purchased power	324	—	324
Cost of natural gas sold and transported	—	37	37
O&M expenses	149	21	170
Depreciation and amortization	116	22	138
Other segment expenses, net	22	2	24
Interest charges and financing costs	40	5	45
Income tax expense	30	1	31
Net income	$99	$4	$103

Total segment net income			$103
Non-segment net income			4
Consolidated net income			$107
(a)Operating revenues include $160 million of affiliate electric revenue.
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

Results of Operations
NSP-Wisconsin's net income was $111 million and $107 million for the nine months ended Sept. 30, 2025 and 2024, respectively. The change was driven by higher recovery of electric and natural gas infrastructure investments, which was offset by increased depreciation and O&M expenses.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2025 vs. 2024
Interchange agreement revenue from NSP-Minnesota	$15
Estimated impact of weather	8
Recovery of lower cost of electric fuel and purchased power	(5)
Other, net	5
Total increase	$23
Natural Gas Revenues
Natural gas revenues vary with changing sales and the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2025 vs. 2024
Recovery of higher cost of natural gas	$13
Estimated impact of weather	5
Total increase	$18
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
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $11 million year to date, primarily due to increased interchange agreement billings with NSP-Minnesota and benefits costs.
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
Pending and Recently Concluded Regulatory Proceedings
Excess Liability Insurance Deferral – In February 2025, NSP-Wisconsin filed a request with the PSCW for deferred accounting treatment for excess liability insurance expense of $9.6 million incurred as a result of the October 2024 policy renewal. The PSCW verbally approved the request in August 2025.

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
On August 8, 2025, the PSCW Staff and intervenors filed their direct testimony. The PSCW Staff recommended an electric base rate increase of $115 million or 14.4% over the two-year period. The PSCW Staff additionally recommended a natural gas rate increase of $21 million, or 12.3% over the two-year period, all based on a ROE of 9.7% and an equity ratio of 53.5%.
Intervenors mainly limited their comments on revenue requirements to ROE focusing the majority of their testimony on cost of service, rate design and other policy issues. The major components of the PSCW Staff recommendation are summarized below:

(Millions of Dollars)	Electric	Natural Gas
NSP-Wisconsin’s filed two-year rate request	$151	$24

PSCW Staff recommended adjustments:
Capital investments (a)	(15)	(1)
ROE adjustment	(7)	(1)
O&M expenses	(6)	(1)
Nuclear decommissioning accrual update (b)	(6)	—
Other, net	(2)	—
Proposed revenue change	$115	$21
(a)Capital investment adjustment includes $7 million associated with two MISO LRTP projects that are pending PSCW approval (Grid Forward and Western Wisconsin Transmission Connection). It is PSCW Staff historic practice to recommend adjustments for projects until Commission approval is received. Approval of both LRTP projects is anticipated in the fourth quarter of 2025.
(b)Since filing the case, the Minnesota Public Utilities Commission authorized a reduction to the annual nuclear decommissioning accrual. This reduction, which flows to NSP-Wisconsin through the interchange agreement, reduced the NSP-Wisconsin rate request and is earnings neutral.
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
•In 2024, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System, including reutilization of the interconnection rights associated with the retiring Sherco coal units, and 650 MW of solar and storage resources to specifically reutilize the interconnection rights associated with the retiring King coal unit. NSP-Minnesota and NSP-Wisconsin announced the short listed projects in January 2025 and plan to file for the requisite approvals of the selected resources with the MPUC and PSCW, respectively, in the fourth quarter of 2025.
•NSP-Minnesota and NSP-Wisconsin will continue to file additional RFPs throughout 2025 and 2026 for resource needs approved as part of the 2024 Upper Midwest Resource Plan.
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
Tariffs, Trade Complaints and Federal Actions
Several trade cases related to anti-dumping and countervailing duty investigations are ongoing and we continue to monitor the potential impacts of these cases.
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
In August 2025, the U.S. Treasury issued further guidance related to the beginning of construction for clean energy projects.
NSP-Wisconsin does not expect these provisions to have an impact on our 2026-2030 base capital plan, as steps have been taken to begin construction under the IRS’ safe harbor guidance.

Environmental Regulation
Throughout 2025, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. NSP-Wisconsin will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
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
In July 2025, the EPA additionally proposed to repeal the 2009 Endangerment Finding and associated regulations addressing GHG emissions under the Clean Air Act. NSP-Wisconsin will monitor the proposed rules and evaluate the impacts of any final rule.
In September 2025, the EPA proposed to amend the Clean Air Act GHG Reporting Program to scale back reporting and recordkeeping requirements. Under the amended program, NSP-Wisconsin would no longer be required to report GHG emissions to the federal program. NSP-Wisconsin will continue to report GHG emissions as required under state programs. NSP-Wisconsin will monitor the proposed rule and evaluate the impacts of any final rule upon state reporting programs.
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

Northern States Power Company (a Wisconsin corporation)

October 30, 2025	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)