Form 10-K
period 2025-12-31
NORTHERN STATES POWER CO /WI/
filed 2026-02-25
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

001-03140
(Commission File Number)

Northern States Power Company
(Exact name of registrant as specified in its charter)

Wisconsin			39-0508315
(State or Other Jurisdiction of Incorporation or Organization)			(IRS Employer Identification No.)
1414 West Hamilton Avenue	Eau Claire	Wisconsin	54701
(Address of Principal Executive Offices)			(Zip Code)

(715)	737-1356
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 25, 2026, 933,000 shares of common stock, par value $100 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 7, 2026. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOE	United States Department of Energy
DOT	Department of Transportation
EPA	United States Environmental Protection Agency
FASB	Financial accounting standards board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
MPSC	Michigan Public Service Commission
NERC	North American Electric Reliability Corporation
NIST	National Institute of Standards and Technology
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASU	Accounting standards update
C&I	Commercial and industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer

CO2	Carbon dioxide
CWIP	Construction work in progress
DSM	Demand side management
EMANI	European Mutual Association for Nuclear Insurance
ETR	Effective tax rate
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
INPO	Institute of Nuclear Power Operations
IRA	Inflation Reduction Act
ISO	Independent system operator
ITC	Investment tax credit
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
NOx	Nitrogen oxides
O&M	Operating and maintenance
OBBB	One Big Beautiful Bill Act
ONES	Operations, Nuclear, Environmental and Safety
PFAS	Per- and polyfluoroalkyl substances
Post-65	Post-Medicare
PPA	Power purchase agreement
Pre-65	Pre-Medicare
PTC	Production tax credit
RDF	Refuse-derived fuel
REC	Renewable energy credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional transmission organization
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VIE	Variable interest entity

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2025 (including risk factors listed from time to time by NSP-Wisconsin in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; risks associated with wildfires; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; reputational impacts of actions by employees, directors or third-parties; our ability to recover costs; risks associated with the growth in large load customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

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

Natural gas customers	0.1 million
Total assets	$4.7 billion
Rate Base (estimated)	$3.5 billion
GAAP ROE	9.09%
Electric generating capacity (owned)	500 MW
Gas storage capacity	4.3 Bcf
Electric transmission lines (conductor miles)	12,000 miles
Electric distribution lines (conductor miles)	29,000 miles
Natural gas transmission lines	3 miles
Natural gas distribution lines	3,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. NSP-Wisconsin had electric sales volume of 6,870 (millions of KWh), 0.3 million customers and electric revenues of $1,063 million for 2025.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	29%	84%	30%
C&I	71	16	46
Other	<1	<1	24

Retail Sales/Revenue Statistics (a)

	2025		2024
KWh sales per retail customer	24,976		24,661
Revenue per retail customer	$2,949		$2,780
Residential revenue per KWh	15.75	¢	15.05	¢
C&I revenue per KWh	10.10	¢	9.71	¢
Total retail revenue per KWh	11.81	¢	11.27	¢
(a)See Note 6 to the consolidated financial statements for further information.

Owned and Purchased Energy Generation — 2025
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
See Item 2 — Properties for further information.
Wind
Wind capacity is shown as net maximum capacity. Net maximum capacity is attainable only when wind conditions are sufficiently available.
Owned — Owned and operated wind farms with corresponding capacity:

2025		2024
Wind Farms	Capacity (MW)	Wind Farms	Capacity (MW)
17	2,451	17	2,445
PPAs — Number of PPAs with capacity range:

2025		2024
PPAs	Range (MW)	PPAs	Range (MW)
95	1 — 206	116	1 — 206
Current contracted wind capacity for PPAs was 2,026 MW and 2,061 MW in 2025 and 2024, respectively.
In 2025, the average cost of wind energy was $6 per MWh for owned generation and $33 per MWh under existing PPAs. In 2024, the average cost of wind energy was $7 per MWh for owned generation and $32 per MWh under existing PPAs. The cost of owned wind includes the impact of PTCs.
Solar
Owned — Owned and operated solar projects with corresponding capacity:

2025		2024
Solar Projects	Capacity (MW)	Solar Projects	Capacity (MW)
1	460	1	223
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	1,405
Utility-Scale	454
Total	1,859
In 2025, the average cost of solar energy was $54 per MWh for owned generation and $97 per MWh under existing distributed and utility-scale generation PPAs. Average cost per MWh for owned generation includes projects placed in service in 2024. The cost of owned solar includes the impact of PTCs. For projects placed in service in 2025, cost per MWh will be available after a full year of operations. In 2024, the average cost of solar energy under existing distributed and utility-scale generation PPAs was $100 per MWh.
Nuclear
The NSP System has two nuclear plants (owned by NSP-Minnesota) with approximately 1,700 MW of total 2025 net summer dependable capacity that safely and reliably generates carbon free electricity. NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. NSP-Minnesota uses varying contract lengths as well as multiple producers for uranium concentrates, conversion services and enrichment services to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost — Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Nuclear
	Cost	Percent
2025	$0.82	54%
2024	0.83	43
Other
The NSP System’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.
Fossil Fuel
The NSP System’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
The NSP System owns and operates coal units with approximately 1,700 MW of total capacity. All of these units are approved for retirement by 2030.

Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2026	Sherco 1	680
2028	A.S. King	511
2030	Sherco 3	517	(a)
(a)Based on the NSP System’s ownership interest.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Coal (a)
	Cost	Percent
2025	$1.97	31%
2024	2.24	22
(a)Includes RDF and wood.
Natural Gas
The NSP System owns and operates natural gas plants with approximately 2,700 MW of total capacity.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Natural Gas
	Cost	Percent
2025	$4.46	15%
2024	1.94	35
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

2025		2024
MW	Date	MW	Date
8,445	July 15	8,822	Aug. 26
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
See Item 2 — Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. NSP-Wisconsin has a vast distribution network, owning and operating approximately 29,000 conductor miles of distribution lines across our service territory.
See Item 2 — Properties for further information.

Natural Gas Operations

Natural gas operations consist of purchase, transportation, and distribution of natural gas to end-use residential, C&I and transport customers. NSP-Wisconsin had natural gas deliveries of 21,422 (thousands of MMBtu), 0.1 million customers and natural gas revenues of $160 million for 2025.

Natural Gas (percentage of total)	Deliveries	Number of Customers	Revenues
Residential	35%	89%	55%
C&I	41	11	41
Transportation and other	24	<1	4
Sales/Revenue Statistics (a)

	2025	2024
MMBtu sales per retail customer	131	115
Revenue per retail customer	$1,231	$1,030
Residential revenue per MMBtu	11.54	11.40
C&I revenue per MMBtu	7.57	7.00
Transportation and other revenue per MMBtu	0.97	1.13
(a)See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible.
Maximum daily output (firm and interruptible) and occurrence date:

2025		2024
MMBtu	Date	MMBtu	Date
177,201	Jan. 20	163,246	Jan.17
Natural Gas Supply and Cost
NSP-Wisconsin seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility and decreases interruption, financial risks and customer rates. In addition, NSP-Wisconsin conducts natural gas price hedging activities approved by its states’ commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2025	2024
$4.31	$3.77
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
There are significant environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. NSP-Wisconsin has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. Future environmental regulations may result in substantial costs. However, costs to comply with past environmental regulations have largely been recoverable through rates.
Emerging Environmental Regulation
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
In February 2026, the EPA issued a final rule repealing the 2009 Endangerment Finding and associated regulations addressing GHG emissions from the transportation sector under the Clean Air Act. NSP-Wisconsin will monitor any additional proposed rules and evaluate the impacts of any final rule on the utility sector.
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

Employees
As of Dec. 31, 2025, NSP-Wisconsin had 543 full-time employees and 16 part-time employees, of which 415 were covered under collective-bargaining agreements.

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
Additionally, compliance with existing and potential new regulations related to the operation and maintenance of our natural gas infrastructure could result in significant costs. The PHMSA is responsible for administering the DOT’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines. The PHMSA continues to develop regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of natural gas pipeline infrastructure. We have programs in place to comply with these regulations, however, a significant incident or material finding of non-compliance could result in penalties and higher costs of operations.
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
•Risks associated with increased reliance on natural gas generation, including gas price volatility and supply constraints during extreme weather events.
•Increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes.
•Risks of thermal runaway incidents associated with large battery storage facilities.
•Risks associated with aging infrastructure.
•Risks associated with failures of other business processes and systems.
•Risks associated with regulatory requirements that may extend the operation of NSP-Minnesota’s coal facilities beyond planned retirement dates and require additional investments.
•Inability to deliver energy across transmission facilities, including due to congestion, outages, extreme weather, physical or cyber events, delays in construction or upgrades, permitting or siting challenges, or interconnection constraints.

Our utility operations, resource adequacy and system reliability are subject to long-term planning and project risks.
Our ability to reliably serve customer demand depends on the availability of sufficient generation and capacity resources. Changes in load growth, resource retirements, accreditation of resources, generation performance, extreme weather events, or delays in development or delivery of new resources, including the necessary transmission infrastructure, could affect resource adequacy and system reliability.
Most utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of in-service dates and typically subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology, equipment availability and public policy. Our long-term resource plan is dependent on our ability to obtain required approvals (including regulatory approval in jurisdictions where NSP-Wisconsin operates), develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning processes and our asset lives are subject to risk. The utility sector is undergoing significant change (e.g., the addition of large loads, increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency or other reductions in expected sales growth could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments. Additionally, increasing uncertainty surrounding federal policy to renewable deployment could negatively impact wind, solar and storage development.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. New data centers and crypto mining facilities could generate significant increase in demand. Higher electric demand may require us to adopt new technologies and make significant generation, transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Enterprise level financial and customer billing technology systems may be unable to support the increasing customer complexity. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
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
Our utilities have significant risks associated with wildfires.
In recent years, wildfires have impacted the utility industry. More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in availability of vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other environmental factors have increased both the frequency and duration of fire weather conditions and the potential impact of an event. The expansion of the wildland urban interface increases the wildfire risk to surrounding communities and NSP-Wisconsin's electric and natural gas infrastructure. Also, wildfires could jeopardize NSP-Wisconsin’s electric and gas infrastructure and third-party property and result in temporary power outages or shortages in our service territories. Our current wildfire mitigation initiatives may not be effective in preventing or reducing ignitions and wildfire-related losses.

Other potential risks associated with wildfires and other climate events include the inability to secure sufficient insurance coverage, increased costs of insurance, or ability for insurers to meet their obligations, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
While we carry liability insurance, given an extreme event, damage amounts could exceed our coverage and negatively impact our results of operations, financial condition or cash flows.
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
Additionally, due to the uncertainty involved in price movements and potential deviation from historical pricing, our risk management programs may not be effective to protect against significant adverse market fluctuations and our results of operations, financial condition or cash flows could be materially impacted.
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
We rely on third-party contractors to perform operations, maintenance and construction work. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, regulatory recovery and our reputation and could introduce financial risk or risks of fines. Also, suppliers of key assets critical to long-term planning may be limited, creating vendor concentration risk that could increase costs and negatively impact investment execution.
Actions of our employees, directors, third-party contractors or suppliers could expose us to reputational risks.
We could suffer negative impacts to our reputation as a result of actual or perceived fraud, misconduct, legal or regulatory violations, violations of corporate policies, inappropriate use of social media, or other actions by our employees, directors, third-party contractors or suppliers. Reputational damage could have a material adverse effect and could result in negative customer perception, litigation and increased regulatory oversight.
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
Regulators may challenge rate increases due to increased customer affordability pressures. Public policy developments, including legislative actions and electoral changes at the state level, may affect recovery mechanisms or allowed returns and may limit recovery timing or cost allocation, negatively impacting our results of operations, financial condition or cash flows.
Growth in large load customers, including data centers, may increase customer concentration, capital requirements and revenue variability risks.
Additional demand from a limited number of customers may increase our credit risk exposure and require incremental infrastructure investment. If anticipated load growth does not materialize as expected or regulatory cost allocation mechanisms evolve, it could negatively impact our results of operations, financial condition or cash flows.
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
As of Dec. 31, 2025, Xcel Energy Inc. and its utility subsidiaries had approximately $31.8 billion of long-term debt and $2.1 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions. Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.
Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.

As of Dec. 31, 2025, Xcel Energy had the following guarantees outstanding:
•$1,173 million for performance and payment of Capital Services, LLC contracts for wind and solar generating equipment, with immaterial exposure.
•$43 million for performance on operating lease agreements, with $43 million of exposure.
•$120 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
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
Advancements in artificial intelligence and large language models may increase cybersecurity threats and operational risks. Threat actors may use artificial intelligence to enhance their attacks, increasing the frequency, sophistication and potential impact of cyber incidents affecting our IT and OT environment.

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
If our regulators do not allow us to recover the costs incurred to comply with the mandates, it could have a material effect on our results of operations, financial condition or cash flows.
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
Changes in environmental policies and regulations or regulatory decisions may result in early retirements of our operational facilities. While regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
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
While we establish strategies and expectations related to climate change and other environmental matters, our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. The potential for unprecedented load growth and the need for additional generation resources to support such growth may further impact the timing or achievement of our climate goals. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.
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
Biennially, as part of Xcel Energy’s enterprise risk program, an integrated cybersecurity risk identification and assessment is completed across Xcel Energy’s business, including generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets as well as information processed in our systems (including systems hosted by third parties) that could be affected by cybersecurity incidents. This analysis includes the impact, likelihood, timeframe and controllability of cybersecurity risks and is presented to the Board of Directors. Management monitors and reviews the results of this analysis, integrating them into the enterprise risk assessment processes and implements appropriate mitigating actions as needed.
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
Cybersecurity risks are a part of Xcel Energy’s normal course of business. To date, no cybersecurity incident or attack affecting us or our vendors has had a material impact on our business or results of operations. As of Feb. 25, 2026, there have been no material cybersecurity incidents to report.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of NSP-Wisconsin is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2025	Fuel	Installed	MW (a)
Steam:
Bay Front-Ashland, WI, 2 Units	Wood/Natural Gas	1948 - 1956	41
French Island-La Crosse, WI, 2 Units	Wood/RDF	1940 - 1948	16	(b)
Combustion Turbine:
French Island-La Crosse, WI, 2 Units	Oil	1974	119
Wheaton-Eau Claire, WI, 1 Unit	Natural Gas	2025	206	(c)
Reciprocating Generation:
Wheaton-Eau Claire, WI, 5 Units	Natural Gas	2025	40	(c)
Hydro:
Various locations, 62 Units	Hydro	Various	135
		Total	557
(a)Summer 2025 net dependable capacity.
(b)RDF is made from municipal solid waste.
(c)Four combustion turbine units were retired in 2025 and replaced with one new combustion turbine and five reciprocating generation units.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2025:

Conductor Miles
Transmission
345 KV	3,019
161 KV	1,816
115 KV	1,860
Less than 115 KV	5,666
Total Transmission	12,361
Distribution
Less than 115 KV	28,582
Total	40,943
NSP-Wisconsin had 208 electric utility transmission and distribution substations at Dec. 31, 2025.
Natural gas utility mains at Dec. 31, 2025:

Miles
Transmission	3
Distribution	2,628

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
NSP-Wisconsin is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
The dividends declared during 2025 and 2024 were as follows:

(Millions of Dollars)	2025	2024
First quarter	$19	$18
Second quarter	20	18
Third quarter	21	27
Fourth quarter	16	23

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
For the years ended Dec. 31, 2025 and 2024, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
2025 Comparison with 2024
NSP-Wisconsin’s GAAP and ongoing net income was $158 million for 2025 compared with $134 million for 2024. The increase was driven by higher recovery of electric and natural gas infrastructure investments, which was partially offset by increased depreciation and O&M expenses.
Electric Revenues
Electric revenues are impacted by changing sales, fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality.

(Millions of Dollars)	2025 vs. 2024
Nuclear PTC deferral	$43
Interchange agreement billings	16
Estimated impact of weather	11
Recovery of lower cost of electric fuel and purchased power	(6)
Other, net	4
Total increase	$68
Natural Gas Revenues
Natural gas revenues vary with changing sales and the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	2025 vs. 2024
Recovery of higher natural gas costs	$18
Estimated impact of weather	7
Total increase	$25
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
Electric fuel and purchased power expenses increased $18 million in 2025. The increase is primarily due to the change in nuclear PTC benefits on interchange agreement billings from NSP-Minnesota.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported increased $18 million in 2025. The increase is primarily due to increased commodity prices and volumes.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $14 million for 2025 compared with 2024, primarily due to increased interchange agreement billings with NSP-Minnesota and benefits costs.
Depreciation and Amortization — Depreciation and amortization increased $16 million for 2025 compared with 2024, primarily due to system expansion.

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
The PSCW has a biennial base rate filing requirement. By April of each odd numbered year, NSP-Wisconsin must submit a rate filing for the test year beginning the following January.
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

Purchased Gas Adjustment (WI)	A retail cost-recovery mechanism to recover the actual cost of natural gas, transportation and storage services.
Pending Regulatory Proceedings
Excess Liability Insurance Deferral – In February 2025, NSP-Wisconsin filed a request with the PSCW for deferred accounting treatment for excess liability insurance expense of $9.6 million incurred as a result of the October 2024 policy renewal. The PSCW issued a written approval in November 2025 and authorized recovery of the deferral over 2026 and 2027 in the Wisconsin Electric and Natural Gas Rate Case described below.
Wisconsin Electric and Natural Gas Rate Case – In March 2025, NSP-Wisconsin filed a request with the PSCW for a multi-year electric and natural gas rate increase. Both the electric and natural gas rate requests were based on forward-looking 2026 and 2027 test years, with a 10.0% ROE and an equity ratio of 53.5%.
In December 2025, the PSCW issued final written approval on NSP-Wisconsin’s request, with a final rate increase of $126 million for the electric utility ($68 million in 2026, with an incremental $58 million in 2027) and $22 million for the natural gas utility ($18 million in 2026, with an incremental $4 million in 2027), based on a ROE of 9.8% and an equity ratio of 52.5%.

(Millions of Dollars)	Electric	Natural Gas
NSP-Wisconsin’s filed two-year rate request	$151	$24

PSCW decision:
Capital investments	(8)	(1)
ROE adjustment	(7)	(1)
O&M expenses	(5)	(1)
Nuclear decommissioning accrual update (a)	(6)	—
Excess liability insurance deferral recovery	4	1
Other, net	(3)	—
Total revenue change	$126	$22
(a)Since filing the case, the MPUC authorized a reduction to the annual nuclear decommissioning accrual. This reduction, which flows to NSP-Wisconsin through the interchange agreement, reduced the NSP-Wisconsin rate request and is earnings neutral.
Michigan Natural Gas Rate Case – In July 2025, NSP-Wisconsin filed a natural gas rate case in Michigan, seeking a revenue increase of $2.2 million. In December 2025, the MPSC issued a final written approval of the settlement order, with a final rate increase of $1.6 million ($0.7 million in 2026, with an incremental $0.9 million in 2027) based on a ROE of 9.8% and an equity ratio of 50%.

NSP System
Pending and Recently Concluded Regulatory Proceedings
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
•In 2024, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System, including reutilization of the interconnection rights associated with the retiring Sherco coal units, and 650 MW of solar and storage resources to specifically reutilize the interconnection rights associated with the retiring King coal unit. NSP-Minnesota and NSP-Wisconsin announced the short listed projects in January 2025. NSP-Minnesota filed for requisite approvals of the selected resources with the MPUC in the fourth quarter of 2025 (decision expected in early 2026); NSP-Wisconsin expects to file for approvals with the PSCW in 2026.
•In December 2025, NSP-Minnesota and NSP-Wisconsin jointly issued an RFP seeking up to 3,500 MW of wind, solar, hydro, standalone storage, or hybrid capacity that will achieve commercial operation by December 31, 2030. Additionally, NSP-Minnesota is seeking to procure up to 600 MW of solar or solar + storage capacity that will achieve commercial operation by December 31, 2029, and meet Minnesota’s Distributed Solar Energy Standard eligibility requirements. Bids are due in March 2026, and filing for MPUC approval is expected by the end of 2026, ahead of the established procedural schedule.
•NSP-Minnesota and NSP-Wisconsin may continue to file additional RFPs throughout 2026 and 2027 for resource needs as part of its Upper Midwest resource planning efforts.
Large Load Agreement — In the first quarter of 2026, NSP-Minnesota entered into an electric service agreement to power a new Google data center in Minnesota. Under the agreement, Google will pay all costs for its new service for the duration of the agreement, in accordance with Minnesota’s regulatory and legislative requirements for large loads. Requests for approval of the Electric Service Agreement and 1,900 MW of proposed renewable generation to support the data center is expected to be filed with the MPUC by April 2026.
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
Tariffs, Trade Complaints, and Federal Actions
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
In August 2025, the U.S. Treasury issued further guidance related to the beginning of construction for clean energy projects. In February 2026, the U.S. Treasury and IRS released initial guidance regarding foreign entities of concern. The notice includes interim safe harbor guidance for the purposes of assessing material assistance from a prohibited foreign entity for wind, solar and storage tax credits. Further guidance is expected to be released throughout 2026 related to such rules.

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
Distress in the financial markets may impact counterparty risk and the fair value of the securities in the pension fund. Derivative activity was not material for the years ended Dec. 31, 2025 and 2024.
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
NSP-Wisconsin management assessed the effectiveness of NSP-Wisconsin’s internal control over financial reporting as of Dec. 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2025, NSP-Wisconsin’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 25, 2026	Feb. 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Northern States Power Company, a Wisconsin corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company, a Wisconsin corporation, and subsidiaries (the "Company"), as of December 31, 2025 and 2024, the related consolidated statements of income, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
February 25, 2026

We have served as the Company’s auditor since 2002.

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2025	2024	2023
Operating revenues
Electric, non-affiliates	$831	$779	$815
Electric, affiliates	232	216	204
Natural gas	160	135	157
Other	1	1	1
Total operating revenues	1,224	1,131	1,177

Operating expenses
Electric fuel and purchased power, non-affiliates	16	13	14
Purchased power, affiliates	399	384	408
Cost of natural gas sold and transported	73	55	80
Operating and maintenance expenses	244	230	239
Conservation program expenses	12	12	13
Depreciation and amortization	202	186	170
Taxes (other than income taxes)	33	35	34
Workforce reduction expenses	—	—	5
Total operating expenses	979	915	963

Operating income	245	216	214

Other income, net	3	3	2
Allowance for funds used during construction — equity	24	16	10

Interest charges and financing costs
Interest charges and other financing costs	79	68	54
Allowance for funds used during construction — debt	(10)	(7)	(4)
Total interest charges and financing costs	69	61	50

Income before income taxes	203	174	176
Income tax expense	45	40	40
Net income	$158	$134	$136

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2025	2024	2023
Operating activities
Net income	$158	$134	$136
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	204	189	173
Deferred income taxes	20	—	(12)
Allowance for equity funds used during construction	(24)	(16)	(10)
Provision for bad debts	2	2	4
Changes in operating assets and liabilities:
Accounts receivable	11	(27)	(4)
Accrued unbilled revenues	(4)	2	11
Inventories	(22)	(12)	(6)
Other current assets	3	(7)	21
Accounts payable	(1)	(2)	(6)
Net regulatory assets and liabilities	(16)	25	44
Other current liabilities	11	3	2
Pension and other employee benefit obligations	(7)	(8)	—
Other, net	1	2	4
Net cash provided by operating activities	336	285	357

Investing activities
Capital/construction expenditures	(647)	(550)	(456)
Investments in utility money pool arrangement	(361)	(15)	(153)
Repayments from money pool arrangement	376	—	153
Net cash used in investing activities	(632)	(565)	(456)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(35)	(25)	13
Borrowings under money pool arrangement	179	170	163
Repayments under money pool arrangement	(171)	(170)	(163)
Proceeds from issuance of long-term debt	240	394	124
Repayments of long-term debt	—	(200)	—
Capital contributions from parent	155	211	75
Dividends paid to parent	(72)	(98)	(109)
Net cash provided by financing activities	296	282	103

Net change in cash, cash equivalents and restricted cash	—	2	4
Cash, cash equivalents and restricted cash at beginning of period	8	6	2
Cash, cash equivalents and restricted cash at end of period	$8	$8	$6

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(65)	$(55)	$(47)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$89	$36	$31
Inventory transfers to property, plant and equipment	14	13	17
Allowance for equity funds used during construction	24	16	10

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2025	2024
Assets
Current assets
Cash and cash equivalents	$8	$8
Accounts receivable, net	78	72
Accounts receivable from affiliates	23	33
Investments in money pool arrangements	—	15
Accrued unbilled revenues	64	60
Inventories	33	28
Regulatory assets	26	23
Prepaid taxes	28	28
Prepayments and other	11	13
Total current assets	271	280

Property, plant and equipment, net	4,213	3,670

Other assets
Regulatory assets	164	168
Other	14	8
Total other assets	178	176
Total assets	$4,662	$4,126

Liabilities and Equity
Current liabilities
Borrowings under utility money pool arrangement	8	—
Short-term debt	—	35
Accounts payable	123	72
Accounts payable to affiliates	18	13
Dividends payable to parent	17	13
Regulatory liabilities	29	29
Taxes accrued	18	11
Accrued interest	15	15
Other	26	25
Total current liabilities	254	213

Deferred credits and other liabilities
Deferred income taxes	375	342
Regulatory liabilities	437	456
Customer advances	28	29
Pension and employee benefit obligations	17	24
Other	38	39
Total deferred credits and other liabilities	895	890

Commitments and contingencies
Capitalization
Long-term debt	1,647	1,406
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Dec. 31, 2025 and Dec. 31, 2024, respectively	93	93
Additional paid in capital	1,213	1,046
Retained earnings	560	478
Total common stockholder's equity	1,866	1,617
Total liabilities and equity	$4,662	$4,126

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2022	933,000	$93	$761	$405	$1,259

Net income				136	136
Common dividends declared to parent				(111)	(111)
Contribution of capital by parent			82		82
Balance at Dec. 31, 2023	933,000	$93	$843	$430	$1,366

Net income				134	134
Common dividends declared to parent				(86)	(86)
Contribution of capital by parent			203		203
Balance at Dec. 31, 2024	933,000	$93	$1,046	$478	$1,617

Net income				158	158
Common dividends declared to parent				(76)	(76)
Contribution of capital by parent			167		167
Balance at Dec. 31, 2025	933,000	$93	$1,213	$560	$1,866

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
Estimates and assumptions for recovery of deferred costs and refund of deferred credits are based on specific ratemaking decisions, precedent or other available information. Regulatory assets and liabilities are reversed or amortized consistent with the treatment in the rate setting process.
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
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize over the book depreciable lives of related property, as determined by tax regulations and Xcel Energy tax elections. For tax credits eligible to be recognized when earned, Xcel Energy considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory assets or liabilities.
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
Interest and penalties related to income taxes are reported within other income, net or interest charges in the consolidated statements of income.
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
Depreciation expense is recorded using the straight-line method over the assets’ commission approved useful lives. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.8% in 2025, 3.7% in 2024 and 3.6% in 2023.
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
As of Dec. 31, 2025 and 2024, the allowance for bad debts was $4 million and $7 million, respectively.

Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$16	$13
Fuel	10	10
Natural gas	7	5
Total inventories	$33	$28
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
Derivative Instruments — NSP-Wisconsin uses derivative instruments in connection with its commodity trading activities, and to manage risk associated with changes in interest rates and utility commodity prices, including forward contracts, futures, swaps and options. Derivatives that have not been designated or do not qualify for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
Gains or losses on commodity trading transactions are recorded as a component of electric operating revenues. Derivative instrument transactions were immaterial as of Dec. 31, 2025 and 2024.
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

2. Accounting Pronouncements
Recently Adopted
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the ETR reconciliation and disclosures regarding state and local tax payments. NSP-Wisconsin retrospectively implemented this guidance in the year ended Dec. 31, 2025. The adoption impacts were not material.
See Note 7 for further information.
Recently Issued
Government Grants — In December 2025, the FASB issued ASU 2025-10 – Government Grants (Topic 832), which includes amended recognition, measurement and presentation requirements for asset and income-related grants. The ASU is effective for annual and interim reporting periods beginning after Dec. 15, 2028. NSP-Wisconsin is currently evaluating the new guidance, but adoption impacts are expected to be immaterial.

Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Disaggregation of Income Statement Expenses, which requires disclosure of additional detail for certain categories of income statement expenses. The ASU is effective for annual reporting periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027. NSP-Wisconsin is currently evaluating the impact of the new disclosure guidance.

3. Property, Plant, and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$4,383	$4,103
Natural gas plant	608	547
Common and other property	329	309
CWIP	673	406
Total property, plant and equipment	5,993	5,365
Less accumulated depreciation	(1,780)	(1,695)
Property, plant and equipment, net	$4,213	$3,670
Joint Ownership of Transmission Facilities
Jointly owned assets as of Dec. 31, 2025:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
Electric transmission:
La Crosse, WI to Madison, WI	$179	$33	37%
CapX2020	169	46	80
Total (a)	$348	$79
(a)Projects additionally include $3 million in CWIP.
NSP-Wisconsin separately records its share of operating expenses and construction expenditures. Respective owners are responsible for providing their own financing.

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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2025		Dec. 31, 2024
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$2	$57	$2	$60
Recoverable deferred taxes on AFUDC		Plant lives	—	39	—	31
Environmental remediation costs	1, 10	Various	9	23	13	34
State commission adjustments		Plant lives	1	19	1	21
Net AROs (a)	1, 10	Various	—	19	—	21
Excess liability insurance costs		Two years	5	5	—	—
Other		Various	9	2	7	1
Total regulatory assets			$26	$164	$23	$168
(a)Includes amounts recorded for future recovery of AROs and NSP-Wisconsin’s share of nuclear decommissioning accruals.
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2025		Dec. 31, 2024 (a)
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	1, 10	Various	$—	$280	$—	$276
Deferred income tax adjustments and TCJA refunds (b)	7	Various	—	129	—	134
IRA deferral		One to two years	19	19	3	37
Deferred natural gas and electric energy/fuel costs		Less than one year	3	—	13	—
Other		Various	7	9	13	9
Total regulatory liabilities			$29	$437	$29	$456
(a)Prior period amounts have been reclassified to conform with current year presentation.
(b)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes due to the TCJA.
NSP-Wisconsin’s regulatory assets not earning a return include the unfunded portion of pension and retiree medical obligations and net AROs (i.e. deferrals for which cash has not been disbursed). At Dec. 31, 2025 and 2024, there were no regulatory assets of past expenditures that were not eligible to earn a return.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2025	Year Ended
		2025	2024	2023
Borrowing limit	$150	$150	$150	$150
Amount outstanding at period end	8	8	—	—
Average amount outstanding	2	2	4	6
Maximum amount outstanding	20	42	54	43
Weighted average interest rate, computed on a daily basis	3.88%	4.25%	5.34%	4.98%
Weighted average interest rate at period end	3.88	3.88	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2025	Year Ended Dec. 31
		2025	2024	2023
Borrowing limit	$150	$150	$150	$150
Amount outstanding at period end	—	—	35	60
Average amount outstanding	—	3	11	15
Maximum amount outstanding	—	50	99	93
Weighted average interest rate, computed on a daily basis	N/A	4.57%	5.42%	4.85%
Weighted average interest rate at end of period	N/A	N/A	4.59	5.50
Letters of Credit — NSP-Wisconsin may use letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2025 and 2024, there were immaterial letters of credit outstanding
Credit Facility — In order to use commercial paper programs to fulfill short-term funding needs, NSP-Wisconsin must have revolving credit facilities in place at least equal to the amount of their respective commercial paper borrowing limits and cannot issue commercial paper exceeding available capacity under these credit facilities.
The lines of credit provide short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
Features of the credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2025	2024
47.00%	47.10%	N/A	1
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
If NSP-Wisconsin does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2025, NSP-Wisconsin was in compliance with the financial covenant.
NSP-Wisconsin had the following committed credit facility available as of Dec. 31, 2025 (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$150	$—	$150
(a)This credit facility matures in December 2029.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the facility outstanding at Dec. 31, 2025 and 2024, respectively.
Other Short-Term Borrowings — Clearwater Investments, Inc., an NSP-Wisconsin subsidiary, had an immaterial note payable to Xcel Energy Inc. at Dec. 31, 2025 and 2024, respectively.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of NSP-Wisconsin is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of new issuance.
Long-term debt obligations for NSP-Wisconsin as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2025	2024
First mortgage bonds	6.375%	Sept. 1, 2038	$200	$200
First mortgage bonds	3.70	Oct. 1, 2042	100	100
First mortgage bonds	3.75	Dec. 1, 2047	100	100
First mortgage bonds	4.20	Sept. 1, 2048	200	200
First mortgage bonds	3.05	May 1, 2051	100	100
First mortgage bonds	2.82	May 1, 2051	100	100
First mortgage bonds	4.86	Sept. 15, 2052	100	100
First mortgage bonds	5.30	June 15, 2053	125	125
First mortgage bonds (a)	5.65	June 15, 2054	400	400
First mortgage bonds (b)	5.65	June 15, 2054	250	—
Unamortized discount			(10)	(4)
Unamortized debt issuance cost			(18)	(15)
Total long-term debt			$1,647	$1,406
(a)2024 financing.
(b)2025 financing.
There are no maturities of long-term debt until 2038.
Dividend Restrictions — NSP-Wisconsin’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings.
NSP-Wisconsin’s state regulatory commission additionally imposes dividend limitations, which are more restrictive than those imposed by the FERC.

Requirements and actuals as of Dec. 31, 2025:

Equity to Total Capitalization Ratio Required Range (a)		Equity to Total Capitalization Ratio Actual
Low	High	2025
52.50%	N/A	52.66%
(a)NSP-Wisconsin cannot pay annual dividends in excess of forecasted levels if its average equity-to-total capitalization ratio falls below the commission authorized level.

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization
$12	million	$3,318	million	N/A
.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$314	$87	$—	$401
C&I	490	66	—	556
Other	7	—	1	8
Total retail	811	153	1	965
Interchange and other	240	5	—	245
Total revenue from contracts with customers	1,051	158	1	1,210
Alternative revenue and other	12	2	—	14
Total revenues	$1,063	$160	$1	$1,224

	Year Ended Dec. 31, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$283	$73	$—	$356
C&I	468	54	—	522
Other	7	—	1	8
Total retail	758	127	1	886
Interchange and other	225	6	—	231
Total revenue from contracts with customers	983	133	1	1,117
Alternative revenue and other	12	2	—	14
Total revenues	$995	$135	$1	$1,131

	Year Ended Dec. 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$299	$84	$—	$383
C&I	494	65	—	559
Other	7	—	1	8
Total retail	800	149	1	950
Interchange and other	207	5	—	212
Total revenue from contracts with customers	1,007	154	1	1,162
Alternative revenue and other	12	3	—	15
Total revenues	$1,019	$157	$1	$1,177

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation for years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Income before income taxes (domestic)	$203	$174	$176

Federal statutory rate impact	43	37	37
(Decreases) increases in tax from:
Tax credits
Other	(1)	(1)	(1)
Regulatory adjustments (a)
Plant related excess deferred taxes	(4)	(4)	(4)
AFUDC equity	(5)	(3)	(2)
Other	1	1	1
State income taxes, net of federal tax effect (b)	12	10	10
Other	(1)	—	(1)
Income tax expense	$45	$40	$40

	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
Other	(0.3)	(0.5)	(0.6)
Regulatory adjustments (a)
Plant related excess deferred taxes	(1.8)	(2.1)	(2.3)
AFUDC equity	(2.5)	(2.0)	(1.2)
Other	0.4	0.4	0.4
State income taxes, net of federal tax effect (b)	5.6	5.8	5.6
Other	(0.2)	0.4	(0.2)
Effective income tax rate	22.2%	23.0%	22.7%
(a)Regulatory adjustments primarily relate to the credit of plant related excess deferred taxes to customers for tax rate increases as well as the capitalization of AFUDC equity for book purposes only. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.
(b)State and local income taxes are primarily made up of the following jurisdictions: Wisconsin

Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Current federal tax expense	$19	$29	$37
Current state tax expense	6	10	15
Current change in unrecognized tax expense	—	1	—
Deferred federal tax expense (benefit)	11	(3)	(10)
Deferred state tax expense (benefit)	9	3	(3)
Deferred change in unrecognized tax expense	—	—	1
Total income tax expense	$45	$40	$40
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2025	2024	2023
Deferred tax expense (benefit) excluding items below	$33	$12	$(3)
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(13)	(11)	(10)
Other	—	(1)	1
Deferred tax expense (benefit)	$20	$—	$(12)
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2025	2024
Deferred tax liabilities:
Difference between book and tax bases of property	$392	$366
Regulatory assets	15	17
Pension expense	10	9
Other	9	10
Total deferred tax liabilities	$426	$402

Deferred tax assets:
Regulatory liabilities	$35	$40
Rate refund	1	5
Environmental remediation	3	4
Other employee benefits	4	4
Tax credit carryforward	2	2
Deferred ITCs	2	2
Other	4	3
Total deferred tax assets	$51	$60
Net deferred tax liability	$375	$342
Cash received (paid) for income taxes for the years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Cash paid for income taxes: Federal, net	$(17)	$(32)	$(38)
Cash received (paid) for income taxes: Wisconsin	1	(4)	(2)
Total	$(16)	$(36)	$(40)
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2025	2024
Federal tax credit carryforwards	$2	$2
State NOL carryforward	1	1
Valuation allowances for state NOL carryforwards	$(1)	$—
Federal carryforward periods expire between 2038 and 2045. State carryforward periods expire in 2031.
Unrecognized Tax Benefits
Federal Audit — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2023 the IRS issued its Revenue Agent’s Report related to the federal tax loss carryback claim. The Company materially agreed with the report and re-recognized the related benefit in 2023.
Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year	Expiration
2022	September 2026
Additionally, the statute of limitations related to federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns.
State Audits — NSP-Wisconsin is a member of the Xcel Energy affiliated group that files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns. As of Dec. 31, 2025, NSP-Wisconsin’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Tax Year(s)	Expiration
Wisconsin	2021	October 2026
In 2021, Wisconsin began an audit of tax years 2016-2019. As of Dec. 31, 2025 no material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Unrecognized tax benefit — Permanent tax positions	$4	$4
Unrecognized tax benefit — Temporary tax positions	—	—
Total unrecognized tax benefit	$4	$4
Changes in unrecognized tax benefits:

(Millions of Dollars)	2025	2024	2023
Balance at Jan. 1	$4	$3	$3
Additions for tax positions of prior years	—	2	—
Reductions for tax positions of prior years	—	(1)	—
Balance at Dec. 31	$4	$4	$3
Unrecognized tax benefits were reduced by tax benefits associated with tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Tax credit carryforwards	$(2)	$(2)
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with tax credit carryforwards.

Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2025	2024	2023
Payable for interest related to unrecognized tax benefits at Jan. 1	$(1)	$—	$—
Interest expense related to unrecognized tax benefits	(1)	(1)	—
Payable for interest related to unrecognized tax benefits at Dec. 31	$(2)	$(1)	$—
No penalties were accrued related to unrecognized tax benefits as of Dec. 31, 2025, 2024 or 2023.

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
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2025		2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,647	$1,572	$1,406	$1,299
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2025 and 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

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
The average annual interest crediting rates for these plans was 4.77, 4.89 and 4.67 percent in 2025, 2024, and 2023, respectively.
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
•Investment returns in 2025, and 2023 were above the assumed level of 7.25%, and in 2024 they were below.
•In 2026, NSP-Wisconsin’s expected investment-return assumption is 7.25%.
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

Plan Assets
For each of the fair value hierarchy levels, NSP-Wisconsin’s pension plan assets measured at fair value:

	Dec. 31, 2025 (a)					Dec. 31, 2024 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$4	$—	$—	$—	$4	$4	$—	$—	$—	$4
Commingled funds (b)	—	—	—	42	42	—	—	—	36	36
Debt securities	—	25	—	—	25	—	22	—	—	22
Equity securities	1	—	—	—	1	1	—	—	—	1
Partnerships (b)	—	—	—	28	28	—	—	—	26	26
Total	$5	$25	$—	$70	$100	$5	$22	$—	$62	$89
(a)See Note 8 for further information on fair value measurement inputs and methods.
(b)Prior period amounts have been reclassified to conform with current year presentation.
NSP-Wisconsin has immaterial postretirement benefit plan assets that were measured at fair value at Dec. 31, 2025 and 2024.
Immaterial assets were transferred in or out of Level 3 for 2025 and 2024.
Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for NSP-Wisconsin are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2025	2024	2025	2024
Change in Benefit Obligation:
Obligation at Jan. 1	$103	$112	$8	$8
Service cost	4	4	—	—
Interest cost	6	6	1	1
Actuarial loss (gain)	3	(5)	—	—
Benefit payments	(9)	(14)	(1)	(1)
Obligation at Dec. 31	$107	$103	$8	$8
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$89	$95	$—	$—
Actual return on plan assets	11	1	—	—
Employer contributions	9	7	1	1
Benefit payments	(9)	(14)	(1)	(1)
Fair value of plan assets at Dec. 31	$100	$89	$—	$—
Funded status of plans at Dec. 31	$(7)	$(14)	$(8)	$(8)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Current liabilities	$—	$—	$(1)	$(1)
Noncurrent liabilities	(7)	(14)	(7)	(7)
Net amounts recognized	$(7)	$(14)	$(8)	$(8)

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2025	2024	2025	2024
Discount rate for year-end valuation	5.78%	5.88%	5.66%	5.88%
Expected average long-term increase in compensation level	4.25%	4.25%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	7.00%	7.00%
Health care costs trend rate — initial: Post-65	N/A	N/A	7.50%	7.50%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	8	9
Accumulated benefit obligation for the pension plan was $96 million and $93 million as of Dec. 31, 2025 and 2024, respectively.

Net Periodic Benefit Cost — Net periodic benefit cost, other than the service cost component, is included in other expense in the consolidated statements of income.
Components of net periodic benefit cost and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2025	2024	2023	2025	2024	2023
Service cost	$4	$4	$4	$—	$—	$—
Interest cost	6	6	6	1	1	1
Expected return on plan assets	(8)	(9)	(8)	—	—	—
Amortization of net loss	2	2	2	—	—	—
Settlement charge (a)	—	6	—	—	—	—
Net periodic pension cost	$4	$9	$4	$1	$1	$1
Effects of regulation	2	(1)	—	—	—	—
Net benefit cost recognized for financial reporting	$6	$8	$4	$1	$1	$1
Significant Assumptions Used to Measure Costs:
Discount rate	5.88%	5.49%	5.80%	5.88%	5.54%	5.80%
Expected average long-term increase in compensation level	4.25	4.25	4.25	—	—	—
Expected average long-term rate of return on assets	7.25	7.25	7.25	6.25	5.00	5.00
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2024, as a result of lump-sum distributions during the plan year, NSP-Wisconsin recorded a total pension settlement charge of $6 million, of which $1 million was recorded in the income statement. There were no settlement charges recorded to the qualified pension plans in 2025 and 2023.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2025	2024	2025	2024
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$42	$43	$3	$3
Total	$42	$43	$3	$3
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$2	$2	$—	$—
Noncurrent regulatory assets	40	41	3	3
Total	$42	$43	$3	$3

Measurement date	Dec. 31, 2025	Dec. 31, 2024	Dec. 31, 2025	Dec. 31, 2024
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2023-2026 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$75 million in January 2026, of which $5 million was attributable to NSP-Wisconsin.
•$125 million in 2025, of which $9 million was attributable to NSP-Wisconsin.
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
Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$8 million expected in 2026, of which $1 million is attributable to NSP-Wisconsin.
•$13 million during 2025, of which $1 million was attributable to NSP-Wisconsin.
•$11 million during 2024, of which $1 million was attributable to NSP-Wisconsin.
•$11 million during 2023, of which none was attributable to NSP-Wisconsin.

Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Long-duration fixed income and interest rate swap securities	38%	38%	—%	—%
Domestic and international equity securities	30	31	25	25
Alternative investments	19	20	13	11
Short-to-intermediate fixed income securities	11	9	61	61
Cash	2	2	1	3
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year.
Plan Amendments — There were no significant plan amendments made in 2025 and 2024 which affected the pension or postretirement benefit obligation.
In 2023, Xcel Energy amended the Xcel Energy Pension Plan to reduce supplemental social security benefits for all active participants on and after Jan. 1, 2024.
Projected Benefit Payments
NSP-Wisconsin’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Net Projected Postretirement Health Care Benefit Payments (a)
2026	$10	$1
2027	11	1
2028	11	1
2029	11	1
2030	11	1
2031-2035	49	3
(a)Amount is reported net of expected Medicare Part D subsidies, which are immaterial.
Voluntary Retirement Program
Incremental to amounts presented above for postretirement benefits, Xcel Energy, which includes NSP-Wisconsin, recognized new post-employment costs and obligations in the fourth quarter of 2023 for employees accepted to a voluntary retirement program.
Immaterial unfunded obligations for health plan subsidies and other medical benefits are presented in other current liabilities and noncurrent pension and employee benefit obligations in the consolidated balance sheets as of Dec. 31, 2025 and 2024.
Defined Contribution Plans
Xcel Energy, which includes NSP-Wisconsin, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for NSP-Wisconsin was approximately $2 million in 2025, 2024 and 2023.
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
In February 2026, the EPA issued a final rule amending the CCR Legacy rule. The ruling extends deadlines for various regulatory actions and clarifies previous information regarding implementation of the rule. NSP-Wisconsin is still evaluating the final rule, but anticipates impacts to be consistent with prior accruals.
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
Environmental Requirements — Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act that established NOx allowance budgets for fossil fuel-fired electric generating facilities in subject states. The final rule applies to generation facilities in Wisconsin, as well as other states outside of our service territory. However, The federal implementation plan is subject to both judicial and administrative stays.
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
AROs — AROs have been recorded for NSP-Wisconsin’s assets.
NSP-Wisconsin’s AROs were as follows:

	2025
(Millions of Dollars)	Jan. 1, 2025	Accretion	Dec. 31, 2025
Electric
Steam, hydro and other production	$10	$—	$10
Distribution	5	1	6
Natural gas
Distribution	8	—	8
Total liability (a)	$23	$1	$24
(a)Included in other long-term liabilities balance in the consolidated balance sheet.

	2024
(Millions of Dollars)	Jan. 1, 2024	Amounts Incurred	Dec. 31, 2024
Electric
Steam, hydro and other production	$9	$1	$10
Distribution	5	—	5
Natural gas
Distribution	8	—	8
Total liability (a)	$22	$1	$23
(a)Included in other long-term liabilities balance in the consolidated balance sheet.

Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Wisconsin’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2025. Therefore, an ARO has not been recorded for these facilities.
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
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of $21 million for business interruption insurance and $38 million for property damage insurance if losses exceed accumulated reserve funds.
Fuel Contracts
NSP-Wisconsin has entered into various long-term commitments for the purchase and delivery of a significant portion of its RDF/wood and natural gas requirements. These contracts expire between 2026 and 2037. NSP-Wisconsin is required to pay additional amounts depending on actual quantities shipped under these agreements.
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
Estimated minimum purchases under these contracts as of Dec. 31, 2025:

(Millions of Dollars)	RDF/wood	Natural gas supply	Natural gas storage and transportation
2026	$6	$13	$28
2027	3	1	20
2028	1	—	10
2029	1	—	7
2030	1	—	4
Thereafter	—	—	16
Total (a)	$12	$14	$85
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
Segment information and reconciliations to NSP-Wisconsin’s consolidated operating revenues and net income:

	2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,063	$160	$1,223
Intersegment revenue	—	1	1
Total segment revenues	1,063	161	1,224
Electric fuel and purchased power	415	—	415
Cost of natural gas sold and transported	—	73	73
O&M expenses	214	30	244
Depreciation and amortization	171	31	202
Other segment expenses, net	20	3	23
Interest charges and financing costs	60	8	68
Income tax expense	39	3	42
Net income	$144	$13	$157

Total segment revenues			$1,224
Eliminate intersegment revenue			(1)
Non-segment revenues			1
Consolidated operating revenues			$1,224

Total segment net income			$157
Non-segment net income			1
Consolidated net income			$158
(a)Operating revenues include $232 million of affiliate electric revenue. See Note 12 for further information.

	2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$995	$135	$1,130
Intersegment revenues	—	1	1
Total segment revenues	995	136	1,131
Electric fuel and purchased power	397	—	397
Cost of natural gas sold and transported	—	55	55
O&M expenses	201	28	229
Depreciation and amortization	156	30	186
Other segment expenses, net	29	5	34
Interest charges and financing costs	54	7	61
Income tax expense	37	2	39
Net income	121	9	$130

Total segment revenues			$1,131
Eliminate intersegment revenue			(1)
Non-segment revenues			1
Consolidated operating revenues			$1,131

Total segment net income			$130
Non-segment net income			4
Consolidated net income			$134
(a)Operating revenues include $216 million of affiliate electric revenue. See Note 12 for further information.

	2023
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,019	$157	$1,176
Intersegment revenues	—	1	1
Total revenues	1,019	158	1,177
Electric fuel and purchased power	422	—	422
Cost of natural gas sold and transported	—	80	80
O&M expenses	210	28	238
Depreciation and amortization	142	28	170
Other segment expenses, net (b)	36	6	42
Interest charges and financing costs	45	5	50
Income tax expense	38	2	40
Net income	126	9	$135

Total segment revenues			$1,177
Eliminate intersegment revenue			(1)
Non-segment revenues			1
Consolidated operating revenues			$1,177

Total segment net income			$135
Non-segment net income			1
Consolidated net income			$136
(a)Operating revenues include $204 million of affiliate electric revenue. See Note 12 for further information.
(b)Other segment expenses, net, includes workforce reduction expenses.

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
Significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Operating revenues:
Electric	$232	$216	$204
Operating expenses:
Purchased power	399	384	424
Transmission expense	82	75	69
Natural gas purchased for resale	1	1	1
Other operating expenses — paid to Xcel Energy Services Inc.	143	129	119
Interest income	1	—	1
Interest expense	1	1	1
Accounts receivable and payable with affiliates at Dec. 31 were:

	2025		2024
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$10	$—	$28	$—
PSCo	1	—	2	—
Other subsidiaries of Xcel Energy Inc.	12	18	3	13
	$23	$18	$33	$13

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
No such activities occurred in 2024 or 2025.
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
Internal Control Over Financial Reporting
No changes in NSP-Wisconsin’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2025 that materially affected, or are reasonably likely to materially affect, NSP-Wisconsin’s internal control over financial reporting. NSP-Wisconsin maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Wisconsin has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2025 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Wisconsin conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Wisconsin did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in NSP-Wisconsin’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2026 Annual Meeting of Shareholders, which is incorporated by reference.
PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements
	Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2025.
	Report of Independent Registered Public Accounting Firm — Financial Statements
	Consolidated Statements of Income — For each of the three years ended Dec. 31, 2025, 2024 and 2023.
	Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2025, 2024 and 2023.
	Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2025, 2024 and 2023.
	Consolidated Balance Sheets — As of Dec. 31, 2025 and 2024.
	Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2025, 2024 and 2023.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2025, 2024 and 2023.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and restated articles of incorporation of NSP-Wisconsin	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	3.01
3.02*	By-Laws of NSP-Wisconsin as Amended and Restated on Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*
Supplemental and Restated Trust Indenture, dated as of March 1, 1991, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to First Wisconsin Trust Company), as Trustee, providing for the issuance of First Mortgage Bonds
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(c)(3)
4.02*	Trust Indenture, dated Sept. 1, 2000, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to Firstar Bank, NA) as Trustee	NSP-Wisconsin Form 8-K dated Sept. 25, 2000	4.01
4.03*	Supplemental Trust Indenture, dated as of Sept. 1, 2008, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 6.375% First Mortgage Bonds, Series due Sept. 1, 2038	NSP-Wisconsin Form 8-K dated Sept. 3, 2008	4.01
4.04*	Supplemental Trust Indenture, dated as of Oct. 1, 2012, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.70% First Mortgage Bonds, Series due Oct. 1, 2042	NSP-Wisconsin Form 8-K dated Oct. 10, 2012	4.01
4.05*	Supplemental Trust Indenture, dated as of Nov 1, 2017, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.75% First Mortgage Bonds, Series due Dec. 1, 2047	NSP-Wisconsin Form 8-K dated Dec. 4, 2017	4.01
4.06*	Supplemental Indenture, dated as of Sept. 1, 2018, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $200 million aggregate principal amount of 4.20% First Mortgage Bonds, Series due Sept. 1, 2048	NSP-Wisconsin Form 8-K dated Sept. 12, 2018	4.01
4.07*	Supplemental Trust Indenture, dated as of May 18, 2020, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 3.05% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated May 26, 2020	4.01
4.08*	Supplemental Trust Indenture, dated as of July 19, 2021, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $100 million aggregate principal amount of 2.82% First Mortgage Bonds, Series due May 1, 2051	NSP-Wisconsin Form 8-K dated July 20, 2021	4.01

4.09*	Supplemental Trust Indenture, dated as of July 15, 2022, by and between NSP-Wisconsin and U.S. Bank Trust Company, National Association, as Trustee, creating $100 million aggregate principal amount of 4.86% First Mortgage Bonds, Series due Sept. 15, 2052	NSP-Wisconsin Form 8-K dated July 15, 2022	4.01
4.10*	Supplemental Indenture dated as of May 10, 2023 between NSP-Wisconsin and U.S. Bank Trust Company, National Association, as successor Trustee, creating 5.30% First Mortgage Bonds, Series due June 15, 2053	NSP-Wisconsin Form 8-K dated May 10, 2023	4.01
4.11*	Supplemental Indenture dated as of May 13, 2024 between Northern States Power Company and U.S. Bank Trust Company, National Association, as successor Trustee, creating $400 million principal amount of 5.65% First Mortgage Bonds, Series due June 15, 2054	NSP-Wisconsin Form 8-K dated May 16, 2024	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Tenth Amendment to Exhibit 10.02 dated May 20, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2024	10.08
10.09*+	Eleventh Amendment to the Xcel Energy Senior Executive Severance and Change in Control Policy	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2025	10.01
10.10*+	Twelfth Amendment to the Xcel Energy Senior Executive Severance and Change in Control Policy	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2025	10.02
10.11*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards between 2020-2023	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards in 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.16
10.20*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated Dec. 10, 2021	10.01
10.21*+	Xcel Energy Inc. Annual Incentive Plan, effective Feb. 21, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.18
10.22*+	Summary of Non-Employee Director Compensation, effective as of May 24, 2023	Xcel Energy Inc. Form 8-K dated Jan. 20, 2025	10.01
10.23*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.24*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.25*+	Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form S-8 dated May 22, 2024	4.03
10.26*+	Xcel Energy Inc. Stock Program for Non-Employee Directors (Effective May 22, 2024) under the 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.01
10.27+	Form of Award Agreement for Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025
10.28+	Form of Award Agreement for Performance Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025
10.29*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.03
10.30*+	Form of Award Agreement for Restricted Stock under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.04
10.31*	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.32*+	Aircraft Time Sharing Agreement, effective Feb. 25, 2025, between Xcel Energy Services Inc., as Operator, and the Chief Executive Officer of Operator	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2024	10.30

10.33+	Xcel Energy Inc. Executive Severance and Change in Control Plan (Effective March 1, 2026)
10.34*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	10.01
10.35*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Public Service Company of Colorado, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.03
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
NSP-Wisconsin and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2025	2024	2023
Balance at Jan. 1	$7	$9	$9
Additions charged to costs and expenses	2	3	4
Additions charged to other accounts (a)	1	1	1
Deductions from reserves (b)	(6)	(6)	(5)
Balance at Dec. 31	$4	$7	$9
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A WISCONSIN CORPORATION)

Feb. 25, 2026	/s/ BRIAN J. VAN ABEL
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