Form 10-Q
period 2026-03-31
NORTHERN STATES POWER CO /WI/
filed 2026-04-30
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common Stock, $100 par value	933,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ASU	Accounting standards update
C&I	Commercial and Industrial
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide
DSM	Demand side management
GAAP	United States generally accepted accounting principles
GHG	Greenhouse gas
MGP	Manufactured gas plant
NOx	Nitrogen Oxides
PFAS	Per- and Polyfluoroalkyl Substances
O&M	Operating and maintenance
RFP	Request for proposal
ROE	Return on equity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Wisconsin's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2025 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; risks associated with wildfires; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; reputational impacts of actions by employees, directors or third-parties; our ability to recover costs; risks associated with the growth in large load customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Wisconsin to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2026	2025
Operating revenues
Electric, non-affiliates	$230	$203
Electric, affiliates	68	56
Natural gas	83	68
Total operating revenues	381	327

Operating expenses
Electric fuel and purchased power, non-affiliates	9	4
Purchased power, affiliates	100	102
Cost of natural gas sold and transported	42	33
Operating and maintenance expenses	65	63
Conservation program expenses	3	3
Depreciation and amortization	54	49
Taxes (other than income taxes)	9	8
Total operating expenses	282	262

Operating income	99	65

Other expense, net	(1)	—
Allowance for funds used during construction — equity	5	5

Interest charges and financing costs
Interest charges and other financing costs	21	18
Allowance for funds used during construction — debt	(3)	(2)
Total interest charges and financing costs	18	16

Income before income taxes	85	54
Income tax expense	20	12
Net income	$65	$42

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2026	2025
Operating activities
Net income	$65	$42
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	55	50
Deferred income taxes	3	4
Allowance for equity funds used during construction	(5)	(5)
Provision for bad debts	1	2
Changes in operating assets and liabilities:
Accounts receivable	(4)	9
Accrued unbilled revenues	9	6
Inventories	1	(2)
Other current assets	6	6
Accounts payable	(3)	4
Net regulatory assets and liabilities	—	7
Other current liabilities	18	11
Pension and other employee benefit obligations	(5)	(9)
Other, net	3	(1)
Net cash provided by operating activities	144	124

Investing activities
Capital/construction expenditures	(165)	(120)
Investments in utility money pool arrangement	(47)	(41)
Repayments from utility money pool arrangement	47	56
Net cash used in investing activities	(165)	(105)

Financing activities
Repayments of short-term borrowings, net	—	(35)
Borrowings under utility money pool arrangement	54	82
Repayments under utility money pool arrangement	(52)	(82)
Capital contributions from parent	33	33
Dividends paid to parent	(17)	(13)
Net cash provided by (used in) financing activities	18	(15)

Net change in cash, cash equivalents and restricted cash	(3)	4
Cash, cash equivalents and restricted cash at beginning of period	8	8
Cash, cash equivalents and restricted cash at end of period	$5	$12

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(11)	$(11)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$85	$52
Inventory transfers to property, plant and equipment	3	4
Allowance for equity funds used during construction	5	5

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2026	Dec. 31, 2025
Assets
Current assets
Cash and cash equivalents	$5	$8
Accounts receivable, net	89	78
Accounts receivable from affiliates	3	23
Accrued unbilled revenues	55	64
Inventories	28	33
Regulatory assets	29	26
Prepaid taxes	21	28
Prepayments and other	10	11
Total current assets	240	271

Property, plant and equipment, net	4,342	4,213

Other assets
Regulatory assets	160	164
Other	11	14
Total other assets	171	178
Total assets	$4,753	$4,662

Liabilities and Equity
Current liabilities
Borrowings under utility money pool arrangement	$10	$8
Accounts payable	111	123
Accounts payable to affiliates	23	18
Dividends payable to parent	25	17
Regulatory liabilities	34	29
Taxes accrued	27	18
Accrued interest	23	15
Other	27	26
Total current liabilities	280	254

Deferred credits and other liabilities
Deferred income taxes	381	375
Regulatory liabilities	439	437
Customer advances	31	28
Pension and employee benefit obligations	12	17
Other	37	38
Total deferred credits and other liabilities	900	895

Commitments and contingencies
Capitalization
Long-term debt	1,647	1,647
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at March 31, 2026 and Dec. 31, 2025, respectively	93	93
Additional paid in capital	1,233	1,213
Retained earnings	600	560
Total common stockholder's equity	1,926	1,866
Total liabilities and equity	$4,753	$4,662

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2026 and 2025
Balance at Dec. 31, 2024	933,000	$93	$1,046	$478	$1,617
Net income				42	42
Common dividends declared to parent				(19)	(19)
Contribution of capital by parent			30		30
Balance at March 31, 2025	933,000	$93	$1,076	$501	$1,670

Balance at Dec. 31, 2025	933,000	$93	$1,213	$560	$1,866
Net income				65	65
Common dividends declared to parent				(25)	(25)
Contribution of capital by parent			20		20
Balance at March 31, 2026	933,000	$93	$1,233	$600	$1,926

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of March 31, 2026 and Dec. 31, 2025; the results of NSP-Wisconsin's operations, including the components of net income, changes in stockholder's equity and cash flows for the three months ended March 31, 2026 and 2025.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2026 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2025 balance sheet information has been derived from the audited 2025 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2025.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2025, filed with the SEC on Feb. 25, 2026. Due to the seasonality of NSP-Wisconsin’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2025 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
Recently Issued
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of additional detail for certain categories of income statement expenses. The ASU is effective for annual reporting periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027. NSP-Wisconsin is evaluating the impact of the new disclosure guidance.

3. Selected Balance Sheet Data

(Millions of dollars)	March 31, 2026	Dec. 31, 2025
Accounts receivable, net
Accounts receivable	$93	$82
Less allowance for bad debts	(4)	(4)
Accounts receivable, net	$89	$78

(Millions of dollars)	March 31, 2026	Dec. 31, 2025
Inventories
Materials and supplies	$18	$16
Fuel	8	10
Natural gas	2	7
Total inventories	$28	$33

(Millions of dollars)	March 31, 2026	Dec. 31, 2025
Property, plant and equipment, net
Electric plant	$4,736	$4,383
Natural gas plant	611	608
Common and other property	332	329
Construction work in progress	487	673
Total property, plant and equipment	6,166	5,993
Less accumulated depreciation	(1,824)	(1,780)
Property, plant and equipment, net	$4,342	$4,213

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$150	$150
Amount outstanding at period end	10	8
Average amount outstanding	3	2
Maximum amount outstanding	25	42
Weighted average interest rate, computed on a daily basis	3.65%	4.25%
Weighted average interest rate at period end	3.64	3.88
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$150	$150
Amount outstanding at period end	—	—
Average amount outstanding	11	3
Maximum amount outstanding	60	50
Weighted average interest rate, computed on a daily basis	3.80%	4.57%
Weighted average interest rate at period end	N/A	N/A
Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both March 31, 2026 and Dec. 31, 2025, there were immaterial letters of credit outstanding under the credit facility.

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
As of March 31, 2026, NSP-Wisconsin had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$—	$150
(a)Expires in December 2029.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at March 31, 2026 and Dec. 31, 2025.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended March 31, 2026
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$96	$45	$141
C&I	128	35	163
Other	2	—	2
Total retail	226	80	306
Interchange and other	69	2	71
Total revenue from contracts with customers	295	82	377
Alternative revenue and other	3	1	4
Total revenues	$298	$83	$381

	Three Months Ended March 31, 2025
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$81	$38	$119
C&I	114	28	142
Other	2	—	2
Total retail	197	66	263
Interchange and other	59	1	60
Total revenue from contracts with customers	256	67	323
Alternative revenue and other	3	1	4
Total revenues	$259	$68	$327

6. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
Income before income taxes (domestic)	$85	$54

Federal statutory rate impact	18	11
(Decreases) increases in tax from:
Tax credits
Other	(1)	—
Regulatory adjustments (a)
AFUDC equity	(2)	(1)
Plant related excess deferred taxes	(1)	(1)
State income taxes, net of federal tax effect (b)	5	3
Other	1	—
Income tax expense	$20	$12

	Three Months Ended March 31
	2026	2025
Federal statutory rate	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
Other	(0.9)	(0.5)
Regulatory adjustments (a)
AFUDC equity	(1.9)	(2.5)
Plant related excess deferred taxes	(0.9)	(1.4)
Other	0.3	0.4
State income taxes, net of federal tax effect (b)	5.5	5.1
Other	0.4	0.1
Effective income tax rate	23.5%	22.2%
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
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2026		Dec. 31, 2025
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,647	$1,544	$1,647	$1,572
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2026 and Dec. 31, 2025, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2026	2025
(Millions of Dollars)	Pension Benefits
Service cost	$1	$1
Interest cost (a)	1	1
Expected return on plan assets (a)	(2)	(2)
Amortization of net loss (a)	1	—
Net periodic benefit cost	1	—
Effects of regulation	1	—
Net benefit cost recognized for financial reporting	$2	$—
(a)The components of net periodic cost other than the service cost component are included in the line item "Other income, net" in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2026, contributions totaling $75 million were made across Xcel Energy’s pension plans, of which $5 million was attributable to NSP-Wisconsin. Xcel Energy does not expect additional pension contributions during 2026.

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
MGP, Landfill and Disposal Sites
NSP-Wisconsin is investigating, remediating or performing post-closure actions at three MGP sites across its service territories.
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
If certain impacts to groundwater are detected, utilities are required to perform additional groundwater investigations and/or perform corrective actions.
NSP-Wisconsin continues to perform site investigation activities related to the CCR Rule, which may result in updates to estimated costs as well as identification of additional required corrective actions.
In February 2026, the EPA issued a final rule amending the CCR Legacy rule. The ruling extends deadlines for various regulatory actions and clarifies previous information regarding implementation of the rule. NSP-Wisconsin anticipates impacts to be consistent with prior accruals.

In April 2026, the EPA published a new proposed rule with additional amendments to the CCR Legacy Rule. NSP-Wisconsin is evaluating this proposed rule and its potential impacts.
Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act that established NOx allowance budgets for fossil fuel-fired electric generating facilities in subject states. The final rule establishes a federal plan and applies to generation facilities in Wisconsin, as well as other states outside of our service territory.
If the rule is implemented, NSP-Wisconsin anticipates the annual costs could be significant but would be recoverable through regulatory mechanisms. However, the plan is subject to both judicial and administrative stays while the EPA reconsiders the rule.
In January 2026, the EPA proposed Phase 1 of its reconsideration of the “Good Neighbor” rule. Xcel Energy will continue to evaluate any additional phases of the reconsideration of this rule as they are published by the EPA.

10. Segment Information
Segment information and reconciliation to NSP-Wisconsin's consolidated net income:

	Three Months Ended March 31, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$298	$83	$381
Intersegment revenue	—	(1)	(1)
Total segment revenues	298	82	380
Electric fuel and purchased power	109	—	109
Cost of natural gas sold and transported	—	42	42
O&M expenses	57	8	65
Depreciation and amortization	46	8	54
Other segment expenses, net	6	—	6
Interest charges and financing costs	16	2	18
Income tax expense	15	6	21
Net income	$49	$16	$65

Total segment net income			$65
Non-segment net income			—
Consolidated net income			$65
(a)Operating revenues include $68 million of affiliate electric revenue.

	Three Months Ended March 31, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$259	$68	$327
Electric fuel and purchased power	106	—	106
Cost of natural gas sold and transported	—	33	33
O&M expenses	55	8	63
Depreciation and amortization	41	8	49
Other segment expenses, net	6	—	6
Interest charges and financing costs	14	2	16
Income tax expense	8	4	12
Net income	$29	$13	$42

Total segment net income			$42
Non-segment net income			—
Consolidated net income			$42
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
We use this non-GAAP financial measure to evaluate and provide details of NSP-Wisconsin’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin. For the three months ended March 31, 2026 and 2025, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Wisconsin's net income was $65 million and $42 million for the three months ended March 31, 2026 and 2025, respectively. The change was driven by higher recovery of electric and natural gas infrastructure investments, partially offset by increased depreciation expense.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality.

(Millions of Dollars)	Three Months Ended March 31, 2026 vs. 2025
Regulatory rate outcomes (WI)	$15
Interchange agreement revenue from NSP-Minnesota	$13
Recovery of higher cost of electric fuel and purchased power	3
Other, net	8
Total increase	$39
Natural Gas Revenues
Natural gas revenues vary with changing sales and the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Three Months Ended March 31, 2026 vs. 2025
Regulatory rate outcomes (WI)	7
Recovery of higher cost of natural gas	$7
Other, net	1
Total increase	$15
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
Electric fuel and purchased power expenses increased $3 million year-to-date. The increase is primarily due to increased commodity prices.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported increased $9 million year to date. The increase was primarily due to increased commodity prices.
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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Wisconsin’s Annual Report on Form 10-K for the year ended Dec. 31, 2025 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
NSP System
Pending and Recently Concluded Regulatory Proceedings
NSP-Minnesota and NSP-Wisconsin are actively engaged in multiple processes and proceedings to acquire resources to meet their identified generation resource needs.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. NSP-Minnesota filed for approval of recommended projects in March 2026.
•In 2024, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System, including reutilization of the interconnection rights associated with the retirement of Sherco and A.S King coal units. NSP-Minnesota and NSP-Wisconsin announced the short listed projects in January 2025. NSP-Minnesota received MPUC approval of the selected resources in March 2026 and NSP-Wisconsin expects to file for approvals with the PSCW in the second quarter of 2026.
•In December 2025, NSP-Minnesota and NSP-Wisconsin jointly issued an RFP seeking up to 3,500 MW of wind, solar, hydro, standalone storage, or hybrid capacity that will achieve commercial operation by December 31, 2030. Bids were submitted in March 2026, and filing for requisite regulatory approval is expected by the end of 2026.
•NSP-Minnesota and NSP-Wisconsin may continue to file additional RFPs throughout 2026 and 2027 for resource needs as part of its Upper Midwest resource planning efforts.

Other
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
Xcel Energy continues to assess the impacts of these tariffs, executive orders, trade complaints and federal policies on its business, including company owned projects and PPAs. Xcel Energy may seek regulatory relief, if required, in its jurisdictions.
Continued and/or further policy actions or other restrictions, disruptions in imports from key suppliers, or any new trade complaint could impact viability, timelines and costs of various projects and PPAs.

Environmental Regulation
Throughout 2025 and 2026, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. NSP-Wisconsin will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
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
Endangerment Finding — In February 2026, the EPA issued a final rule repealing the 2009 Endangerment Finding and associated regulations addressing GHG emissions from new motor vehicles and engines under the Clean Air Act. NSP-Wisconsin will monitor any additional proposed rules and evaluate the impacts of any final rule on the utility sector.
Waste-to-Energy Air Regulations — In January 2024, the EPA proposed air regulations addressing new and existing large municipal waste combustors. The proposed rules lower current emission standards for certain pollutants and would require installation of new pollution controls and/or more intense use of existing pollution controls at French Island Generating Station.
In March 2026, the EPA issued a final rule tightening the emission limit for several pollutants from large municipal waste combustors. NSP-Wisconsin is assessing whether and what additional controls may be required to comply, but believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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
As of March 31, 2026, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
NSP-Wisconsin's risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2025, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

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

Northern States Power Company (a Wisconsin corporation)

April 30, 2026	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)