Form 10-Q
period 2026-06-30
NORTHERN STATES POWER CO /WI/
filed 2026-07-30
CIK 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2026
Common Stock, $100 par value	933,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ASU	Accounting standards update
C&I	Commercial and Industrial
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide
DSM	Demand side management
GAAP	United States generally accepted accounting principles
GHG	Greenhouse gas
MGP	Manufactured gas plant
NOx	Nitrogen Oxides
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
RFP	Request for proposal
ROE	Return on equity

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Operating revenues
Electric, non-affiliates	$193	$198	$423	$401
Electric, affiliates	64	55	132	111
Natural gas	25	24	108	92
Total operating revenues	282	277	663	604

Operating expenses
Electric fuel and purchased power, non-affiliates	5	3	14	7
Purchased power, affiliates	69	100	169	202
Cost of natural gas sold and transported	9	9	51	42
Operating and maintenance expenses	66	60	131	123
Conservation program expenses	4	3	7	6
Depreciation and amortization	54	50	108	99
Taxes (other than income taxes)	9	9	18	17
Total operating expenses	216	234	498	496

Operating income	66	43	165	108

Other expense, net	—	—	(1)	—
Allowance for funds used during construction — equity	6	6	11	11

Interest charges and financing costs
Interest charges and other financing costs	23	18	44	36
Allowance for funds used during construction — debt	(2)	(3)	(5)	(5)
Total interest charges and financing costs	21	15	39	31

Income before income taxes	51	34	136	88
Income tax expense	12	8	32	20
Net income	$39	$26	$104	$68

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2026	2025
Operating activities
Net income	$104	$68
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	110	100
Deferred income taxes	(2)	8
Allowance for equity funds used during construction	(11)	(11)
Provision for bad debts	2	1
Changes in operating assets and liabilities:
Accounts receivable	4	30
Accrued unbilled revenues	9	7
Inventories	(3)	(9)
Other current assets	2	5
Accounts payable	(16)	3
Net regulatory assets and liabilities	17	4
Other current liabilities	21	2
Pension and other employee benefit obligations	(4)	(8)
Other, net	5	1
Net cash provided by operating activities	238	201

Investing activities
Capital/construction expenditures	(350)	(272)
Investments in utility money pool arrangement	(47)	(49)
Repayments from utility money pool arrangement	47	64
Net cash used in investing activities	(350)	(257)

Financing activities
Repayments of short-term borrowings, net	—	(35)
Borrowings under utility money pool arrangement	192	159
Repayments under utility money pool arrangement	(200)	(159)
Proceeds from long-term debt	249	240
Capital contributions from parent	97	108
Dividends paid to parent	(42)	(31)
Net cash provided by financing activities	296	282

Net change in cash, cash equivalents and restricted cash	184	226
Cash, cash equivalents and restricted cash at beginning of period	8	8
Cash, cash equivalents and restricted cash at end of period	$192	$234

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(37)	$(29)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$85	$66
Inventory transfers to property, plant and equipment	4	12
Allowance for equity funds used during construction	11	11

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2026	Dec. 31, 2025
Assets
Current assets
Cash and cash equivalents	$192	$8
Accounts receivable, net	70	78
Accounts receivable from affiliates	22	23
Accrued unbilled revenues	55	64
Inventories	31	33
Regulatory assets	34	26
Prepaid taxes	29	28
Prepayments and other	6	11
Total current assets	439	271

Property, plant and equipment, net	4,481	4,213

Other assets
Regulatory assets	156	164
Other	12	14
Total other assets	168	178
Total assets	$5,088	$4,662

Liabilities and Equity
Current liabilities
Borrowings under utility money pool arrangement	$—	$8
Accounts payable	110	123
Accounts payable to affiliates	11	18
Dividends payable to parent	27	17
Regulatory liabilities	32	29
Taxes accrued	28	18
Accrued interest	16	15
Other	34	26
Total current liabilities	258	254

Deferred credits and other liabilities
Deferred income taxes	380	375
Regulatory liabilities	460	437
Customer advances	31	28
Pension and employee benefit obligations	13	17
Other	38	38
Total deferred credits and other liabilities	922	895

Commitments and contingencies
Capitalization
Long-term debt	1,896	1,647
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at June 30, 2026 and Dec. 31, 2025, respectively	93	93
Additional paid in capital	1,307	1,213
Retained earnings	612	560
Total common stockholder's equity	2,012	1,866
Total liabilities and equity	$5,088	$4,662

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2026 and 2025
Balance at March 31, 2025	933,000	$93	$1,076	$501	$1,670
Net income				26	26
Common dividends declared to parent				(20)	(20)
Contribution of capital by parent			80		80
Balance at June 30, 2025	933,000	$93	$1,156	$507	$1,756

Balance at March 31, 2026	933,000	$93	$1,233	$600	$1,926
Net income				39	39
Common dividends declared to parent				(27)	(27)
Contribution of capital by parent			74		74
Balance at June 30, 2026	933,000	$93	$1,307	$612	$2,012

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2026 and 2025
Balance at Dec. 31, 2024	933,000	$93	$1,046	$478	$1,617
Net income				68	68
Common dividends declared to parent				(39)	(39)
Contribution of capital by parent			110		110
Balance at June 30, 2025	933,000	$93	$1,156	$507	$1,756

Balance at Dec. 31, 2025	933,000	$93	$1,213	$560	$1,866
Net income				104	104
Common dividends declared to parent				(52)	(52)
Contribution of capital by parent			94		94
Balance at June 30, 2026	933,000	$93	$1,307	$612	$2,012

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of June 30, 2026 and Dec. 31, 2025; the results of NSP-Wisconsin's operations, including the components of net income and changes in stockholder's equity for the three and six months ended June 30, 2026 and 2025; and NSP-Wisconsin’s cash flows for the six months ended June 30, 2026 and 2025.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2026 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2025 balance sheet information has been derived from the audited 2025 consolidated financial statements included in the NSP-Wisconsin Annual Report on Form 10-K for the year ended Dec. 31, 2025.
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
Environmental Credits — In May 2026, the FASB issued ASU 2026-02 – Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes accounting and disclosure requirements for certain environmental instruments, including renewable energy credits and emissions allowances, as well as for compliance obligations that will be satisfied with such credits. The ASU is effective for annual and interim periods beginning after Dec. 15, 2027. NSP-Wisconsin is evaluating the impact of the new accounting and disclosure guidance.

3. Selected Balance Sheet Data

(Millions of dollars)	June 30, 2026	Dec. 31, 2025
Accounts receivable, net
Accounts receivable	$74	$82
Less allowance for bad debts	(4)	(4)
Accounts receivable, net	$70	$78

(Millions of dollars)	June 30, 2026	Dec. 31, 2025
Inventories
Materials and supplies	$20	$16
Fuel	8	10
Natural gas	3	7
Total inventories	$31	$33

(Millions of dollars)	June 30, 2026	Dec. 31, 2025
Property, plant and equipment, net
Electric plant	$4,817	$4,383
Natural gas plant	624	608
Common and other property	329	329
Construction work in progress	559	673
Total property, plant and equipment	6,329	5,993
Less accumulated depreciation	(1,848)	(1,780)
Property, plant and equipment, net	$4,481	$4,213

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$150	$150
Amount outstanding at period end	—	8
Average amount outstanding	20	2
Maximum amount outstanding	58	42
Weighted average interest rate, computed on a daily basis	3.69%	4.25%
Weighted average interest rate at period end	N/A	3.88
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$150	$150
Amount outstanding at period end	—	—
Average amount outstanding	—	3
Maximum amount outstanding	—	50
Weighted average interest rate, computed on a daily basis	N/A	4.57%
Weighted average interest rate at period end	N/A	N/A

Letters of Credit — NSP-Wisconsin uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both June 30, 2026 and Dec. 31, 2025, there were immaterial letters of credit outstanding under the credit facility.
Long-Term Borrowings
During the six months ended June 30, 2026 NSP-Wisconsin issued $250 million in aggregate principal amount of 5.48% First Mortgage Bonds due June 15, 2041.
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
As of June 30, 2026, NSP-Wisconsin had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$150	$—	$150
(a)Expires in December 2029.
(b)Includes outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at June 30, 2026 and Dec. 31, 2025.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended June 30, 2026
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$69	$13	$82
C&I	120	9	129
Other	2	—	2
Total retail	191	22	213
Interchange and other	63	2	65
Total revenue from contracts with customers	254	24	278
Alternative revenue and other	3	1	4
Total revenues	$257	$25	$282

	Three Months Ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$71	$13	$84
C&I	123	9	132
Other	1	—	1
Total retail	195	22	217
Interchange and other	57	2	59
Total revenue from contracts with customers	252	24	276
Alternative revenue and other	1	—	1
Total revenues	$253	$24	$277

	Six Months Ended June 30, 2026
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$165	$58	$223
C&I	248	44	292
Other	4	—	4
Total retail	417	102	519
Interchange and other	132	4	136
Total revenue from contracts with customers	549	106	655
Alternative revenue and other	6	2	8
Total revenues	$555	$108	$663

	Six Months Ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	Total
Major revenue types
Revenue from contracts with customers:
Residential	$152	$51	$203
C&I	237	37	274
Other	3	—	3
Total retail	392	88	480
Interchange and other	116	3	119
Total revenue from contracts with customers	508	91	599
Alternative revenue and other	4	1	5
Total revenues	$512	$92	$604

6. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation:

	Six Months Ended June 30
(Millions of Dollars)	2026	2025
Income before income taxes (domestic)	$136	$88

Federal statutory rate impact	29	18
(Decreases) increases in tax from:
Tax credits
Other	(1)	—
Regulatory adjustments (a)
AFUDC equity	(2)	(2)
Plant related excess deferred taxes	(1)	(1)
State income taxes, net of federal tax effect (b)	8	5
Other	(1)	—
Income tax expense	$32	$20

	Six Months Ended June 30
	2026	2025
Federal statutory rate	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
Other	(0.6)	(0.5)
Regulatory adjustments (a)
AFUDC equity	(1.8)	(2.4)
Plant related excess deferred taxes	(0.9)	(1.4)
Other	0.3	0.3
State income taxes, net of federal tax effect (b)	5.5	5.2
Other	—	0.5
Effective income tax rate	23.5%	22.7%
(a)Regulatory adjustments primarily relate to the credit of plant related excess deferred taxes to customers for tax rate changes as well as the capitalization of AFUDC equity for book purposes only. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.
(b)State and local income taxes are primarily Wisconsin state taxes.

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
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2026		Dec. 31, 2025
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,896	$1,801	$1,647	$1,572
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2026 and Dec. 31, 2025, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2026	2025
(Millions of Dollars)	Pension Benefits
Service cost	$1	$1
Interest cost (a)	2	1
Expected return on plan assets (a)	(2)	(2)
Net periodic benefit cost	1	—
Effects of regulation	—	1
Net benefit cost recognized for financial reporting	$1	$1

	Six Months Ended June 30
	2026	2025
(Millions of Dollars)	Pension Benefits
Service cost	$2	$2
Interest cost (a)	3	2
Expected return on plan assets (a)	(4)	(4)
Amortization of net loss (a)	1	—
Net periodic benefit cost	2	—
Effects of regulation	1	1
Net benefit cost recognized for financial reporting	$3	$1
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
If the rule is implemented, NSP-Wisconsin anticipates the annual costs could be significant but recoverable through regulatory mechanisms. However, the plan is subject to both judicial and administrative stays while the EPA reconsiders the rule.
In January 2026, the EPA proposed Phase 1 of its reconsideration of the “Good Neighbor” rule. Xcel Energy will continue to evaluate any additional phases of the reconsideration of this rule as they are published by the EPA.

10. Segment Information
Segment information and reconciliation to NSP-Wisconsin's consolidated net income:

	Three Months Ended June 30, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$257	$25	$282
Electric fuel and purchased power	74	—	74
Cost of natural gas sold and transported	—	9	9
O&M expenses	58	8	66
Depreciation and amortization	47	7	54
Other segment expenses, net	6	2	8
Interest charges and financing costs	18	3	21
Income tax expense (benefit)	13	(2)	11
Net income (loss)	$41	$(2)	$39
(a)Operating revenues include $64 million of affiliate electric revenue.

	Three Months Ended June 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$253	$24	$277
Electric fuel and purchased power	103	—	103
Cost of natural gas sold and transported	—	9	9
O&M expenses	52	8	60
Depreciation and amortization	42	8	50
Other segment expenses, net	5	1	6
Interest charges and financing costs	13	2	15
Income tax expense (benefit)	9	(1)	8
Net income (loss)	$29	$(3)	$26
(a)Operating revenues include $55 million of affiliate electric revenue.

	Six Months Ended June 30, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$555	$108	$663
Intersegment revenue	—	(1)	(1)
Total segment revenues	555	107	662
Electric fuel and purchased power	183	—	183
Cost of natural gas sold and transported	—	51	51
O&M expenses	115	16	131
Depreciation and amortization	93	15	108
Other segment expenses, net	12	2	14
Interest charges and financing costs	34	5	39
Income tax expense	28	4	32
Net income	$90	$14	$104
(a)Operating revenues include $132 million of affiliate electric revenue.

	Six Months Ended June 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$512	$92	$604
Electric fuel and purchased power	209	—	209
Cost of natural gas sold and transported	—	42	42
O&M expenses	106	17	123
Depreciation and amortization	84	15	99
Other segment expenses, net	11	1	12
Interest charges and financing costs	28	3	31
Income tax expense	16	4	20
Net income	$58	$10	$68
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
Other segment expenses, net, for the reportable segments includes conservation and DSM expenses, taxes (other than income taxes), other income, net intersegment expenses and AFUDC - equity.

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
We use this non-GAAP financial measure to evaluate and provide details of NSP-Wisconsin’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Wisconsin. For the three and six months ended June 30, 2026 and 2025, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Wisconsin's net income was $104 million and $68 million for the six months ended June 30, 2026 and 2025, respectively. The change was driven by higher recovery of electric and natural gas infrastructure investments, partially offset by increased depreciation expense and interest charges.

Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality.

(Millions of Dollars)	Six Months Ended June 30, 2026 vs. 2025
Regulatory rate outcomes (WI)	$27
Interchange agreement revenue from NSP-Minnesota	20
Estimated impact of weather	(4)
Total increase	$43
Natural Gas Revenues
Natural gas revenues vary with changing sales and the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Six Months Ended June 30, 2026 vs. 2025
Regulatory rate outcomes (WI)	$9
Recovery of higher cost of natural gas	7
Total increase	$16
Electric Fuel and Purchased Power (Non-Affiliates and Affiliates) — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas, coal and uranium, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $26 million year-to-date. The decrease is primarily due to reduced interchange billings related to nuclear life extensions.
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
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $8 million year to date, primarily due to increased interchange agreement billings with NSP-Minnesota.
Interest Charges — Interest charges increased $8 million year to date, largely due to increased long-term debt levels and higher interest rates.
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
Changes in operating costs can affect NSP-Wisconsin’s financial results, depending on the timing of rate case filings and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and demand side management efforts and the cost of capital. In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact NSP-Wisconsin’s results of operations.
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
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. NSP-Minnesota filed for approval of recommended projects in March 2026. A decision is expected in the third quarter of 2026.
•In December 2025, NSP-Minnesota and NSP-Wisconsin jointly issued an RFP seeking up to 3,500 MW of wind, solar, hydro, standalone storage, or hybrid capacity that will achieve commercial operation by December 31, 2030. Short-listed projects were announced in June 2026, and filing for requisite regulatory approval is expected by the end of 2026.
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
Large Load/Data Center Tariffs
In Wisconsin, we have proposed a tariff applicable to large load customers, designed to allow us to serve these new customers and support local economic development while protecting existing customers from bearing the incremental costs to serve these loads.

The proposed tariff, filed in the second quarter of 2026, would be mandatory for new loads over 100 MW and requires the customer pay for generation and other infrastructure costs needed to serve the load, if approved as filed. The proposed tariff also includes a minimum initial term of 15 years, minimum bill provisions, termination and exit fees, and credit requirements. A PSCW decision is expected in early 2027.

Environmental Regulation
Throughout 2025 and 2026, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. NSP-Wisconsin will continue to monitor proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
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
Potential costs for these rules and any additional proposed regulations related to PFAS are uncertain and will be determined on a site specific basis where applicable. If costs are incurred, NSP-Wisconsin believes the costs would be recoverable through rates based on prior state commission practices.

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
As of June 30, 2026, based on an evaluation carried out under the supervision and with the participation of NSP-Wisconsin’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Wisconsin’s disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation of NSP-Wisconsin, dated May 28, 1998	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	3.01
3.02*	Amended and Restated Bylaws of NSP-Wisconsin, dated Jan. 25, 2019	NSP-Wisconsin Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Indenture dated as of June 9, 2026 between Northern States Power Company and U.S. Bank Trust Company, National Association, as successor Trustee, creating 5.48% First Mortgage Bonds, Series due June 15, 2041	NSP-Wisconsin Form 8-K dated June 10, 2026	4.01
10.01*	Summary of Non-Employee Director Compensation, effective as of May 20, 2026	Xcel Energy Inc. Form 8-K dated July 29, 2026	10.01
10.02	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2026 Restatement)
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Wisconsin corporation)

July 30, 2026	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)