Form 10-Q
period 2026-09-30
NORTHERN STATES POWER CO /WI/
filed 2026-10-29
CIK 72909

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2026
Common Stock, $100 par value	933,000 shares
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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2026	2025	2026	2025
Operating revenues
Electric, non-affiliates	$258	$232	$681	$633
Electric, affiliates	72	59	204	170
Natural gas	19	18	127	110
Other	1	1	1	1
Total operating revenues	350	310	1,013	914

Operating expenses
Electric fuel and purchased power, non-affiliates	8	4	22	11
Purchased power, affiliates	111	114	280	316
Cost of natural gas sold and transported	7	6	58	48
Operating and maintenance expenses	74	58	205	181
Conservation program expenses	3	3	10	9
Depreciation and amortization	56	51	164	150
Taxes (other than income taxes)	9	8	27	25
Total operating expenses	268	244	766	740

Operating income	82	66	247	174

Other income, net	2	2	1	2
Allowance for funds used during construction — equity	7	6	18	17

Interest charges and financing costs
Interest charges and other financing costs	26	21	70	57
Allowance for funds used during construction — debt	(4)	(2)	(9)	(7)
Total interest charges and financing costs	22	19	61	50

Income before income taxes	69	55	205	143
Income tax expense	16	12	48	32
Net income	$53	$43	$157	$111

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2026	2025
Operating activities
Net income	$157	$111
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	166	151
Deferred income taxes	14	19
Allowance for equity funds used during construction	(18)	(17)
Provision for bad debts	2	1
Changes in operating assets and liabilities:
Accounts receivable	(5)	44
Accrued unbilled revenues	14	17
Inventories	(18)	(18)
Other current assets	10	15
Accounts payable	21	12
Net regulatory assets and liabilities	15	(17)
Other current liabilities	31	10
Pension and other employee benefit obligations	(4)	(7)
Other, net	4	2
Net cash provided by operating activities	389	323

Investing activities
Capital/construction expenditures	(573)	(418)
Investments in utility money pool arrangement	(92)	(128)
Repayments from utility money pool arrangement	92	143
Net cash used in investing activities	(573)	(403)

Financing activities
Repayments of short-term borrowings, net	—	(35)
Borrowings under utility money pool arrangement	192	159
Repayments under utility money pool arrangement	(200)	(159)
Proceeds from long-term debt	249	240
Capital contributions from parent	137	153
Dividends paid to parent	(69)	(54)
Net cash provided by financing activities	309	304

Net change in cash, cash equivalents and restricted cash	125	224
Cash, cash equivalents and restricted cash at beginning of period	8	8
Cash, cash equivalents and restricted cash at end of period	$133	$232

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(49)	$(40)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$154	$75
Inventory transfers to property, plant and equipment	9	11
Allowance for equity funds used during construction	18	17

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2026	Dec. 31, 2025
Assets
Current assets
Cash and cash equivalents	$133	$8
Accounts receivable, net	83	78
Accounts receivable from affiliates	11	23
Accrued unbilled revenues	50	64
Inventories	39	33
Regulatory assets	37	26
Prepaid taxes	22	28
Prepayments and other	6	11
Total current assets	381	271

Property, plant and equipment, net	4,735	4,213

Other assets
Regulatory assets	153	164
Other	12	14
Total other assets	165	178
Total assets	$5,281	$4,662

Liabilities and Equity
Current liabilities
Borrowings under utility money pool arrangement	$—	$8
Accounts payable	194	123
Accounts payable to affiliates	34	18
Dividends payable to parent	25	17
Regulatory liabilities	29	29
Taxes accrued	27	18
Accrued interest	26	15
Other	32	26
Total current liabilities	367	254

Deferred credits and other liabilities
Deferred income taxes	396	375
Regulatory liabilities	466	437
Customer advances	31	28
Pension and employee benefit obligations	14	17
Other	38	38
Total deferred credits and other liabilities	945	895

Commitments and contingencies
Capitalization
Long-term debt	1,896	1,647
Common stock — 1,000,000 shares authorized of $100 par value; 933,000 shares outstanding at Sept. 30, 2026 and Dec. 31, 2025, respectively	93	93
Additional paid in capital	1,340	1,213
Retained earnings	640	560
Total common stockholder's equity	2,073	1,866
Total liabilities and equity	$5,281	$4,662

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2026 and 2025
Balance at June 30, 2025	933,000	$93	$1,156	$507	$1,756
Net income				43	43
Common dividends declared to parent				(21)	(21)
Contribution of capital by parent			44		44
Balance at Sept. 30, 2025	933,000	$93	$1,200	$529	$1,822

Balance at June 30, 2026	933,000	$93	$1,307	$612	$2,012
Net income				53	53
Common dividends declared to parent				(25)	(25)
Contribution of capital by parent			33		33
Balance at Sept. 30, 2026	933,000	$93	$1,340	$640	$2,073

	Common Stock Issued			Retained Earnings	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2026 and 2025
Balance at Dec. 31, 2024	933,000	$93	$1,046	$478	$1,617
Net income				111	111
Common dividends declared to parent				(60)	(60)
Contribution of capital by parent			154		154
Balance at Sept. 30, 2025	933,000	$93	$1,200	$529	$1,822

Balance at Dec. 31, 2025	933,000	$93	$1,213	$560	$1,866
Net income				157	157
Common dividends declared to parent				(77)	(77)
Contribution of capital by parent			127		127
Balance at Sept. 30, 2026	933,000	$93	$1,340	$640	$2,073

See Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Wisconsin and its subsidiaries as of Sept. 30, 2026 and Dec. 31, 2025; the results of NSP-Wisconsin's operations, including the components of net income and changes in stockholder's equity for the three and nine months ended Sept. 30, 2026 and 2025; and NSP-Wisconsin’s cash flows for the nine months ended Sept. 30, 2026 and 2025.
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

3. Selected Balance Sheet Data

(Millions of dollars)	Sept. 30, 2026	Dec. 31, 2025
Accounts receivable, net
Accounts receivable	$88	$82
Less allowance for bad debts	(5)	(4)
Accounts receivable, net	$83	$78

(Millions of dollars)	Sept. 30, 2026	Dec. 31, 2025
Inventories
Materials and supplies	$21	$16
Fuel	10	10
Natural gas	8	7
Total inventories	$39	$33

(Millions of dollars)	Sept. 30, 2026	Dec. 31, 2025
Property, plant and equipment, net
Electric plant	$4,910	$4,383
Natural gas plant	638	608
Common and other property	331	329
Construction work in progress	725	673
Total property, plant and equipment	6,604	5,993
Less accumulated depreciation	(1,869)	(1,780)
Property, plant and equipment, net	$4,735	$4,213

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$150	$150
Amount outstanding at period end	—	8
Average amount outstanding	—	2
Maximum amount outstanding	—	42
Weighted average interest rate, computed on a daily basis	N/A	4.25%
Weighted average interest rate at period end	N/A	3.88
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$150	$150
Amount outstanding at period end	—	—
Average amount outstanding	—	3
Maximum amount outstanding	—	50
Weighted average interest rate, computed on a daily basis	N/A	4.57%
Weighted average interest rate at period end	N/A	N/A

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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Wisconsin had no direct advances on the credit facility outstanding at Sept. 30, 2026 and Dec. 31, 2025.
Long-Term Borrowings
During the nine months ended Sept. 30, 2026, NSP-Wisconsin issued $250 million in aggregate principal amount of 5.48% First Mortgage Bonds due June 15, 2041.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Wisconsin’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2026
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$103	$9	$1	$113
C&I	153	8	—	161
Other	2	—	—	2
Total retail	258	17	1	276
Interchange and other	69	1	—	70
Total revenue from contracts with customers	327	18	1	346
Alternative revenue and other	3	1	—	4
Total revenues	$330	$19	$1	$350

	Three Months Ended Sept. 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$86	$8	$—	$94
C&I	139	9	—	148
Other	2	—	1	3
Total retail	227	17	1	245
Interchange and other	61	1	—	62
Total revenue from contracts with customers	288	18	1	307
Alternative revenue and other	3	—	—	3
Total revenues	$291	$18	$1	$310

	Nine Months Ended Sept. 30, 2026
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$268	$67	$1	$336
C&I	401	52	—	453
Other	6	—	—	6
Total retail	675	119	1	795
Interchange and other	201	5	—	206
Total revenue from contracts with customers	876	124	1	1,001
Alternative revenue and other	9	3	—	12
Total revenues	$885	$127	$1	$1,013

	Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$238	$59	$—	$297
C&I	376	46	—	422
Other	5	—	1	6
Total retail	619	105	1	725
Interchange and other	177	4	—	181
Total revenue from contracts with customers	796	109	1	906
Alternative revenue and other	7	1	—	8
Total revenues	$803	$110	$1	$914

6. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2026	2025
Income before income taxes (domestic)	$205	$143

Federal statutory rate impact	43	30
(Decreases) increases in tax from:
Tax credits
Other	(1)	(1)
Regulatory adjustments (a)
AFUDC equity	(4)	(4)
Plant related excess deferred taxes	(2)	(2)
Other	1	1
State income taxes, net of federal tax effect (b)	12	7
Other	(1)	1
Income tax expense	$48	$32

	Nine Months Ended Sept. 30
	2026	2025
Federal statutory rate	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
Other	(0.5)	(0.4)
Regulatory adjustments (a)
AFUDC equity	(2.1)	(2.5)
Plant related excess deferred taxes	(0.8)	(1.4)
Other	0.3	0.4
State income taxes, net of federal tax effect (b)	6.0	5.3
Other	(0.5)	—
Effective income tax rate	23.4%	22.4%
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
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2026		Dec. 31, 2025
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,896	$1,697	$1,647	$1,572
Fair value of NSP-Wisconsin’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2026 and Dec. 31, 2025, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2026	2025
(Millions of Dollars)	Pension Benefits
Service cost	$1	$1
Interest cost (a)	1	2
Expected return on plan assets (a)	(2)	(2)
Amortization of net loss (a)	1	1
Net periodic benefit cost	1	2
Effects of regulation	1	—
Net benefit cost recognized for financial reporting	$2	$2

	Nine Months Ended Sept. 30
	2026	2025
(Millions of Dollars)	Pension Benefits
Service cost	$3	$3
Interest cost (a)	4	4
Expected return on plan assets (a)	(6)	(6)
Amortization of net loss (a)	2	1
Net periodic benefit cost	3	2
Effects of regulation	2	1
Net benefit cost recognized for financial reporting	$5	$3
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
MGP, Landfill and Disposal Sites
NSP-Wisconsin is investigating, remediating or performing post-closure actions at two MGP sites across its service territories.
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

10. Segment Information
Segment information and reconciliation to NSP-Wisconsin's consolidated net income:

	Three Months Ended Sept. 30, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$330	$19	$349
Electric fuel and purchased power	119	—	119
Cost of natural gas sold and transported	—	7	7
O&M expenses	65	8	73
Depreciation and amortization	47	9	56
Other segment expenses, net	5	—	5
Interest charges and financing costs	20	2	22
Income tax expense (benefit)	18	(2)	16
Net income (loss)	$56	$(5)	$51

Total segment net income			$51
Non-segment net income			2
Consolidated net income			$53
(a)Operating revenues include $72 million of affiliate electric revenue.

	Three Months Ended Sept. 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$291	$18	$309
Electric fuel and purchased power	118	—	118
Cost of natural gas sold and transported	—	6	6
O&M expenses	52	6	58
Depreciation and amortization	43	8	51
Other segment expenses, net	5	1	6
Interest charges and financing costs	16	3	19
Income tax expense (benefit)	13	(2)	11
Net income (loss)	$44	$(4)	$40

Total segment net income			$40
Non-segment net income			3
Consolidated net income			$43
(a)Operating revenues include $59 million of affiliate electric revenue.

	Nine Months Ended Sept. 30, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$885	$127	$1,012
Intersegment revenue	—	(1)	(1)
Total segment revenues	885	126	1,011
Electric fuel and purchased power	302	—	302
Cost of natural gas sold and transported	—	58	58
O&M expenses	180	24	204
Depreciation and amortization	140	24	164
Other segment expenses, net	17	2	19
Interest charges and financing costs	54	7	61
Income tax expense	46	2	48
Net income	$146	$9	$155

Total segment net income			$155
Non-segment net income			2
Consolidated net income			$157
(a)Operating revenues include $204 million of affiliate electric revenue.

	Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$803	$110	$913
Electric fuel and purchased power	327	—	327
Cost of natural gas sold and transported	—	48	48
O&M expenses	158	23	181
Depreciation and amortization	127	23	150
Other segment expenses, net	16	2	18
Interest charges and financing costs	44	6	50
Income tax expense	29	2	31
Net income	$102	$6	$108

Total segment net income			$108
Non-segment net income			3
Consolidated net income			$111
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

Results of Operations
NSP-Wisconsin's net income was $157 million and $111 million for the nine months ended Sept. 30, 2026 and 2025, respectively. The change was driven by higher recovery of electric and natural gas infrastructure investments, partially offset by increased O&M expenses, depreciation expense and interest charges.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2026 vs. 2025
Regulatory rate outcomes (WI)	$38
Interchange agreement revenue from NSP-Minnesota	34
Sales and demand	5
Estimated impact of weather	4
Other, net	1
Total increase	$82
Natural Gas Revenues
Natural gas revenues vary with changing sales and the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2026 vs. 2025
Regulatory rate outcomes (WI)	$9
Recovery of higher cost of natural gas	7
Other, net	1
Total increase	$17
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
Electric fuel and purchased power expenses decreased $25 million year-to-date. The decrease is primarily due to reduced interchange billings related to nuclear life extensions.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported increased $10 million year to date. The increase was primarily due to increased commodity prices.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $24 million year to date, primarily due to changes in regulatory mechanisms for insurance costs and increased interchange agreement billings with NSP-Minnesota.
Interest Charges — Interest charges increased $13 million year to date, largely due to increased long-term debt levels and higher interest rates.
Depreciation and Amortization — Depreciation and amortization increased $14 million year to date, primarily due to system expansion.

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
NSP-Wisconsin
Proposed Sale of Michigan Operations
In October 2026, NSP-Wisconsin announced that it has entered into agreements to sell its approximately $150 million of Michigan electric and gas assets to Upper Peninsula Power Company and SEMCO ENERGY Gas Company, respectively, contingent on approvals of the MPSC, PSCW and FERC.
NSP-Wisconsin and the buyers plan to file requests for regulatory approvals by the end of 2026, with the transactions anticipated to close in 2027. The timing and amount of the gain for the transactions will be dependent on customary closing conditions and resolution of the regulatory approval processes.
NSP System
Pending and Recently Concluded Regulatory Proceedings
NSP-Minnesota and NSP-Wisconsin are actively engaged in multiple processes and proceedings to acquire resources to meet their identified generation resource needs.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. NSP-Minnesota filed for approval of recommended projects in March 2026, which were approved by the MPUC in September 2026.
•In December 2025, NSP-Minnesota and NSP-Wisconsin jointly issued an RFP seeking up to 3,500 MW of wind, solar, hydro, standalone storage, or hybrid capacity that will achieve commercial operation by December 31, 2030. Short-listed projects were announced in June 2026, and filing for requisite regulatory approval is expected by the end of 2026.
•NSP-Minnesota and NSP-Wisconsin may continue to file additional RFPs throughout 2026 and 2027 for resource needs as part of their Upper Midwest resource planning efforts.
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
The proposed tariff, filed in the second quarter of 2026, would be mandatory for new loads over 100 MW and requires the customer pay for generation and other infrastructure costs needed to serve the load. The proposed tariff also includes a minimum initial term of 15 years, minimum bill provisions, termination and exit fees, and credit requirements. A PSCW decision is expected in early 2027.

Environmental Regulation
Throughout 2025 and 2026, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. NSP-Wisconsin will continue to monitor proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
Clean Air Act
Power Plant Greenhouse Gas Regulations — In April 2024, the EPA published final rules addressing greenhouse gas emissions from the power sector. The rules establish requirements for new natural gas-fired generating units and emission guidelines for existing coal and certain natural gas generation. In September 2026, the EPA issued a final rule repealing portions of the 2024 rules, including carbon capture and storage (CCS) standards. The EPA simultaneously proposed to rescind the remaining power plant GHG regulations.
Endangerment Finding — In February 2026, the EPA issued a final rule repealing the 2009 Endangerment Finding and associated regulations addressing GHG emissions from new motor vehicles and engines under the Clean Air Act. NSP-Wisconsin will monitor any additional actions and evaluate the impacts.
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

Northern States Power Company (a Wisconsin corporation)

October 29, 2026	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)